Form 10QSB
period 2005-12-31
STONE MOUNTAIN RESOURCES INC
filed 2006-06-28
CIK 1316517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-123735

STONE MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

701 North Green Valley Parkway #200 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(702) 990-3489

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 27, 2006: 19,961,000 shares of common stock.

STONE MOUNTAIN RESOURCES INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. The financial statements are presented on the accrual basis.

 STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

As Of December 31, 2005

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS' EQUITY	F-3

STATEMENT OF CASH FLOWS	F-4

FINANCIAL STATEMENT FOOTNOTES	F-5

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2005 and March 31, 2005

ASSETS

CURRENT ASSETS	12/31/2005	3/31/2005

Cash	$508	$3,901
Pre-paid Rent	-	823

Total Current Assets	508	4,724

TOTAL ASSETS	$508	$4,724

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	5,350	4,300

Total Current Liabilities	5,350	4,300

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	5,350	4,300

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: None	-	-
Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 27,961,000 and 27961000, respectively	27,961	27,961
Less: Treasury Stock, 8,000,000 shares	(8,000)	-
Additional paid in capital	91,289	83,289
Accumulated deficit during development stage	(116,092)	(110,826)

Total Stockholders' Equity	(4,842)	424

TOTAL LIABILITIES AND EQUITY	$508	$4,724

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ending December 31, 2005 and 2004, and
from inception (March 31, 2004) through December 31, 2005

			FROM
	12/31/2005	12/31/2004	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-
			-
GENERAL AND ADMINISTRATIVE EXPENSES	5,266	4,330	40,092

GENERAL EXPLORATION	-	46,000	76,000

OPERATING INCOME	(5,266)	(50,330)	(116,092)

ACCUMULATED DEFICIT	$(116,092)	$(73,830)	$(116,092)

Earnings (loss) per share, basic	$(0.01)	$(0.00)

Weighted average number of common shares	19,961,000	17,800,000

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2005 and 2004

	12/31/2005	12/31/2004

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	372	23

GENERAL EXPLORATION	-	-

OPERATING INCOME	$(372)	$(23)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'
compensation on company formation	23,000,000	$23,000	$-	$-	$23,000
March 31, 2004 at $0.001 per share

Net income (loss)				(23,500)	$(23,500)

Balance, March 31, 2004	23,000,000	$23,000	$-	$(23,500)	$(500)

Common stock issued for cash	4,800,000	4,800	43,200		$48,000
August 31, 2004 at $0.01
per share on private placement

Net income (loss)				(50,330)	(50,330)

Balance, December 31, 2004	27,800,000	$27,800	$43,200	$(73,830)	$(2,830)

Common stock issued for cash	161,000	161	40,089		40,250
February 28, 2005 at $0.25
per share on private placement

Net income (loss)				(36,996)	$(36,996)

Balance, March 31, 2005	27,961,000	$27,961	$83,289	$(110,826)	$424

Net income (loss)				(1,895)

Balance, June 30, 2005	27,961,000	$27,961	$83,289	$(112,721)	$(1,471)

Common stock returned to treasury	(8,000,000)	$(8,000)	8,000	-	$0
and cancelled as of July 2005
at $0.001 per share

Net income (loss)				(2,999)

Balance, September 30, 2005	19,961,000		91,289	(115,720)	$(4,470)

				(372)

Balance, December 31, 2005	19,961,000		91,289	(116,092)	$(4,842)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending December 31, 2005 and 2004, and
from inception (March 31, 2004) through December 31, 2005

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2005	12/31/2004	INCEPTION

Net income (loss)	$(5,266)	$(50,330)	$(116,092)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	23,000
(Increase) Decrease in accounts receivable	-	-
(Increase) Decrease in prepaid expense	823	-	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	1,050	4,300	5,350

Total adjustments to net income	1,873	4,300	28,350

Net cash provided by (used in) operating activities	(3,393)	(46,030)	(87,742)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	48,000	88,250

Net cash provided by (used in) financing activities	-	48,000	88,250

CASH RECONCILIATION

Net increase (decrease) in cash	(3,393)	1,970	508
Cash - beginning balance	3,901	-	-

CASH BALANCE END OF PERIOD	$508	$1,970	$508

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

As Of December 31, 2005

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

Stone Mountain Resources, Inc. (the Company), an exploration stage company, was incorporated on March 31, 2004 in the State of Delaware. The Company is an exploration stage mining company. On October 11, 2004 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The fiscal year end of the Company is March 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Non-mining Property and Equipment

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash and Cash Equivalents, and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $5,266 at 2025 and $73,830 at 2024.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.001, none of which have been issued.

Common Stock

The Company has authorized one hundred million (100,000,000) shares of common Stock with a par value of $.001. The Company has 19,961,000 shares of common stock issued and outstanding.

On March 31, 2004 the Company issued 15,000,000 shares of common stock to the Company President, Peter Dodge, as compensation for the formation of the corporation and services rendered for a value of $15,000 or $0.001 per share.

On March 31, 2004 the Company issued 8,000,000 shares of common stock to the Company Secretary, Scott Young, as compensation for services rendered for a value of $8,000 or $0.001 per share.

On August 31, 2004 the Company issued 4,800,000 shares of common stock at a price of $.01 per share in an offering exempt from registration at Section 4 (2) of the Securities Act of 1933 for a total value of $48,000.

On February 28, 2005 the Company issued 161,000 shares of common stock at a price of $.25 per share in an offering exempt from registration at Section 4 (2) of the Securities Act of 1933 for a total value of $40,250.

During July of 2005 the Company accepted the resignation of a Company officer with the return of 8,000,000 shares of stock to treasury at $0.00 per share.

Common Stock Recorded as Compensation

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144. Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company's common stock then outstanding.

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

NOTE 7 – CONTRACTS AND AGREEMENTS

On October 11, 2004 the Company entered into a CAB property option agreement with Midas Mountain, Inc. whereby unpatented mineral claim options located in sections 22, 23, 26 & 27, T26N, R44E in Lander County, Nevada were purchased for an initial investment of $25,000 and then three succeeding annual payments of $30,000 commencing on February 15, 2005. The Company has satisfied the initial payment and the February 15, 2005 payment. On December 8, 2005, The agreement was amended to change the payments to an initial payment of $25,000 and then $30,000 on or before February 15, 2005 with payments of $35,000 on or before October 15, 2006 and 2007. The agreement calls for a production royalty of three percent to be paid of the Net Smelter Returns from the production of minerals from the Unpatented Mining Claims as they exist at the execution date of the agreement and a production royalty of one percent of Net Smelter Returns from the production of minerals.

The Company entered into an agreement with its securities attorney whereby the Company would pay $7,500 upon execution of the agreement for services related to private placements, Form SB-2 and Form 15c211 and a payment of $30,000 when these filings have been accepted.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments of the Company include the responsibility to the registration costs of the proposed filing.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company lacks an operating history and has losses which we expect to continue into the future.

The Company was incorporated in March 2004 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	ability to locate a profitable mineral property
•	ability to generate revenues
•	ability to raise the capital necessary to continue exploration of the property.

Based upon current plans, the Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause the Company to go out of business.

The company intends to generate additional capital from the public markets to increase its ability to locate profitable mineral property and generate revenues. The Company may also consider public or private debt transactions and/or private placement, but has no such actions in place at this time.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On December 31, 2005, we had $508 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $42,200 to pay for office expenses, exploration program and property option payment due on October 15, 2006. Based upon our present capital, we do not have sufficient capital to pay our remaining offering expenses. In addition, we do not currently have sufficient capital pay the additional amounts owed under our property option agreement or the earning costs mandated by the Midas Agreement.

Therefore, if we are unable to obtain financing on reasonable terms or negotiate an extension for the option payments and Earning Costs from the Vendor we will lose the CAB claims. We will need to raise additional funds though public or private debt or the sale of equities to pay our remaining offering expenses, to make the payments required under existing agreements and to complete exploration on our property. We have no present loans or arrangements for these additional funds. If we are unable to obtain the additional funding, we will not be able to pay the remaining offering expenses owed or the additional amounts owed under our property option agreement or the earning costs mandated by the Midas Agreement, and we may not be able to implement our business plan.

We have been unable to carry out any work on the CAB claims due to lack of funds. Furthermore due to winter conditions in the Nevada Mountains we do not anticipate to be able to carry out our site exploration program until the early summer of 2006. We have met our Option Agreement property Earning Cost requirement for the December 31, 2005 time period.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on March 31, 2004 for the purpose of locating and developing gold exploration properties in Nevada.

Overview

We searched for many months for available gold mineral exploration properties in the Battle Mountain/ Eureka Gold trend in north central Nevada. The price of gold increased from $380 per ounce when we started our property search to $410 per ounce in August. It was apparent that we were working in a seller’s property market. We could not find a property with encouraging previous exploration work at a reasonable option price. In July 2004, we requested International Royalties Corp. to aid us to find an appropriate available gold exploration property. International Royalties approached their contacts and found a property that matched our expectations.

We entered into an option agreement with Midas Mountain, Inc. (“Midas”) to acquire a 100% interest in the twenty-four CAB claims. The CAB claims are situated approximately 45 miles south southwest of the Town of Battle Mountain in Lander County, Nevada. The option agreement was revised on December 8, 2005. A 100% interest in the property can be acquired from Midas by paying over time a total of $125,000 option payments and incurring at least $650,000 of Earning Costs by December 31, 2008. After we have earned our 100% interest in the CAB claims, the property will be subject to a 3.0% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased at the rate of $500,000 per 1/2% of acquired NSR.

Property Option Payments

We are required to pay Midas periodical Option Payments to keep our Agreement in good standing. All the Property Option Payments count towards the Earning Costs that we are required to spend in order to keep the agreement in good standing. We must pay Midas a total of $125,000 as part of our requirement to secure our 100% interest in the CAB claims. The amount and timing of the periodic payments are outlined in the table that follows:

Periodical Option Payments
Payment	Amount	Status/Date Due

Initial	$25,000	Paid 1-Sep-04
Second	$30,000	Paid 11-Feb-05
Third	$35,000	15-Oct-06
Fourth	$35,000	15-Oct-07
Total$	$125,000

Bureau of Land Management and County Payments

The Bureau of Land Management (“BLM”) owns the land and rents it out at an annual rate of $125 per claim. In addition, the Lander County charges an annual nominal fee of $8.50 per claim. In order to keep the 24 claims in good order, we are required under our agreement to pay a total of $3,212.50 by August 31 each year to the BLM and Lander County. All BLM and County fees count towards the Earning Costs that we are required to incur as part of our agreement with Midas.

Earning Costs

Under the terms of our agreement with Midas, we are required to pay or incur at least $650,000 in specified expenditures cumulatively from August 1, 2004 to December 31, 2008. The specified Earning Costs include Option Payments, BLM and County fees and exploration work to be carried out on the property. The exploration costs include labor, capital costs, consultants, travel, permits, assays, taxes and insurance. The following table summarizes the annual minimum Earning Costs that must be expended until we earn our 100% interest in the property.

Minimum Accumulative Earning Costs
Period Ending	Minimum

31-Dec-05	$75,000
31-Dec-06	$150,000
31-Dec-07	$250,000
31-Dec-08	$650,000

Exploration stage expenses from inception through December 31, 2005 were $76,000 for general exploration costs related to the mineral rights of the exploration property and $40,092 of general and administrative costs for a total expense of $116,092 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

STONE MOUNTAIN RESOURCES, INC.
Registrant

Date: June 27, 2006	By: /s/ Peter Dodge
Peter Dodge
President, Chief Executive Officer,
Chairman of Board of Directors