Form 10KSB
period 2006-03-31
STONE MOUNTAIN RESOURCES INC
filed 2006-06-28
CIK 1316517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-123735

STONE MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

701 North Green Valley Parkway #200 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(702) 990-3489

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Revenues for year ended March 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of June 28, 2006 was: 19, 961,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Development of Business

We are a gold exploration company that will be exploring Nevada mineral properties. Nevada is the top gold producing state in the USA and the third largest gold producer in the world according to Dr. John Dorba in a 2003 report to the Nevada Mining Association. In addition the state has a well established mining culture and available mineral properties. The cost of exploration is generally much less and the political risk is much lower then other regions in the world according to the Fraser Institute in a 2004 study on 64 mining jurisdictions around the world.

We are an exploration stage company. An “exploration stage corporation” is defined in Guide 7(a)(4)(I) to the Security Act Industry Guides as any company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Mining Business in Nevada

The State of Nevada has developed a modern mining industry since a revival of the industry in the 1980’s. The swing in the price of gold has created cycles, and in spite of these cycles, the industry has managed to build a capital base which we believe is fundamentally sound and sustainable well into the next decade. We believe that the sustainability of this capital base is evident in the industrial, commercial and social infrastructure that has developed around the industry and more recently, an expansion of its reserve base as a result of the gold price recovery and increased exploration. The gold price is the most significant industry development from late 1996 though the last half of 2004 has been the decline and recent resurgence in the gold prices. Gold prices declined from over $400 per ounce on early 1996 to $252 per ounce on July 1999. The price rallied in September 1999 on news of an agreement among European Central Banks to limit sales to 400 tonnes per year though 2004. Much of the recent increase in the gold price has been driven on the US dollar weakness relative to other currencies. Another major contributing factor in the increase on the gold price is related to the rise in the price of oil and other energy prices. The increase in energy costs increases the purchasing power of Middle Eastern countries who traditional are large consumers of gold. In the last few years major producers have changed their hedging strategy and they have substantially reduced hedging their currant production and have “unwound” their hedge positions in their hedge book. This action has increase the demand and reduced the supply of physical gold.

Prior to 1993, the BLM had a very low maintenance requirement for companies and individuals to hold vast amounts of land. In October 1992, the BLM changed the rules and charged the land mineral titleholders an annual fee of $100 per claim (now $125). Over time, large tracts of land became available which had limited or no meaningful work carried out on the claims. Also, the work that was carried out over the many years was proprietary to the company that carried out the work. Modern exploration tools, gold processing techniques and geological advances in the past 40 years have revolutionized the success rate of finding successful gold mines in Nevada.

The precipitous fall in gold prices to the $260 to $280 range per ounce from late 1998 to the spring of 2002, combined with the Bre-X scandal that was exposed in early 1997, dried up mining investment funds. The Bre-X scandal was particularly galling in that a company claimed and fooled most of the top mining analysts and mining companies with its bogus claim that over 200 million ounces of gold existed on its Indonesian property. Many good properties became available because companies were not able to raise the funds to pay the annual BLM fees. The mining exploration industry is now emerging from a protracted eight-year slump and exploration properties are being sought after by junior mining companies. Junior mining companies are companies carrying out exploration work but have not yet commenced mining a property.

While the past few years have been challenging for the Nevada mining industry, the state continues to offer a number of positive characteristics which should bode well for mining, especially gold mining, even with a modest rebound in commodity prices. Nevada has geologic conditions that are favorable for the occurrence of outstanding mineral deposits; the industry has developed a skilled workforce; infrastructure and support services are in place; the state has maintained a reasonable business environment in which responsible exploration mining can take place.

Portfolio Approach

Our growth strategy is predicated on us acquiring additional properties to explore, trade, sell or option out to other mining companies. We have adopted a rigorous review process to select and analyze each mineral property that we own or are contemplating owing. We will track and analyze many external elements throughout the exploration process. Of course the exploration results will be a big factor in the decision making though out the process.

A. Worldview

1. Gold Price

The price of gold is an absolute key element in analyzing the state of the industry. The two components in the price are the absolute price relative to average production costs and the perceived future trend in the gold price.

2. Political Risk

We will initially focus on properties located in the state of Nevada. The majority of lands in Nevada are owed by the federal government. They are administered by the Bureau of Land Management (BLM). The BLM has a large influence on the exploration process and issues permits and inspects the work carried out on the lands. The mining working laws are set by the State and are applicable once a property goes into production.

Any proposed changes in the State laws must be monitored. A change in the state mining laws can affect the worth of our properties and hence our exploration strategy. In summary, the laws of the BLM and the State have been very stable and there are no planned changes in the rules or laws that could materially affect the attractiveness of the State.

3. Junior Mining Financing

The financial markets are the life blood of junior exploration companies. Junior mining companies are companies carrying out exploration work but have not yet commenced mining a property. We perceive the most important trend is the increase in gold prices and the likelihood that the trend will continue into the future. The junior capital markets have strengthened and the ability to raise capital is increasing and will continue to improve if the gold price continues to increase. The junior capital markets which specialize in financing junior mining companies are located in Canada, USA, England, Australia and South Africa. The largest group of junior mining companies in the world is listed on the TSX Venture Exchange in Canada. We do not intend to list our company on the TSX Venture Exchange. The funding for junior mining companies listed on the TSX jumped 53 per cent from the funds raised in 2002 to the funds raised in 2004 while the annual average price of gold increased approximately 31 per cent.

B. Diversification

Our growth strategy depends on us acquiring additional properties. The properties that we will try to select will be a mix of different levels of development. The property candidates will be mining exploration properties from individuals and corporations. We believe we will need a rounded portfolio of exploration properties. The company can move the properties though the exploration process. The capital markets will look more favorable on a company that has diversification. Also the company will make annual decisions to explore, option an interest in a property, sell or drop a property.

C. Financing

We will finance the properties by paying cash, issuing shares of our company or a combination. Also we option a property in order to earn an interest by carrying out work on the property. We are expecting to raise funds to carry out our plans by selling corporate shares or loans. Presently we do not have any arrangements to acquire additional funds.

North Central Nevada

The Northern Shoshone mountain range consists of primarily sedimentary and volcanic rocks overlain by volcanics and minor sediments.

Tertiary volcanic rocks of the region include the Caetano tuff, which is a series of ash-flow units. These units were deposited over large areas of north-central Nevada from a source in the Cortez Mountains located to the east of the Shoshone Range. Caetano tuff deposition was followed by eruption of a series of ash-flow tuffs derived from a source in the Fish Creek Mountains located approximately 12.5 miles west of the CAB claims.

During the Miocene, Basin and Range development began, with sediments filling the north-and northeast-trending intermountain basins.

The CAB claims are located approximately 16 miles southwest of the Battle Mountain/Eureka gold trend which consists of a linear northwest-trending series of gold deposits hosted by upper and lower plate sedimentary rocks and Tertiary volcanics. The Carlin Gold Trend, the most productive gold producing area in North America, is located approximately 70 miles to the northeast.

Deposits that are located within 35 miles of the subject property include Mule Canyon (Santa Fe Gold), Robertson (Coral Gold), Hilltop, Pipeline and South Pipeline, Gold Acres, Cortez, Horse Canyon (all Placer Dome), and Buckhorn (Cominco). The Gold Acres, Mule Canyon, Pipeline and South Pipeline deposits are in production. During the 1930’s, barite and mercury deposits were discovered in the Northern Shoshone mountain range. Mercury was produced sporadically until the 1950’s. Barite has been mined continuously to present.

CAB Claims

We have selected the CAB claims because of promising geology and the geophysics signatures. The property is located approximately 45 miles south-southeast of the town of Battle Mountain, Lander County, Nevada, centered at a latitude 40(0)06’ N and longitude 116(0)59’ W. The property is situated within the Shoshone Range and is located approximately 16 miles southwest of the Battle Mountain/Eureka Trend which hosts several major gold deposits and mines. The property comprises 24 unpatented lode mining claims totaling approximately 480 acres. The claims are accessible by road using four-wheel drive vehicles. The property has no known reserves and no part of the property had been placed into production.

The property had successful past exploration work which we obtained as part of our purchase. The previous work on the CAB claims was carried out by Chevron, Cameco, Pallaum Mineral, D.W. Blake and J.M. Thornton. Work up to 1997 consisted of geological mapping, rock and soil geochemical surveys, magnetic, gravity and CSAMT surveys. The adjoining mineral claims to the east received 1,225 metres of reverse circulation and rotary drilling in 12 holes.

Geochemical sampling returned gold values up to 0.348 g/mt. Drill chips sampled from hole 95-4 returned 0.156 g/mt over an interval of 50 feet, including 5 feet of 0.964 g/mt Au.

In 1997, a geological mapping and geochemical sampling, grid establishment, and a magnetic/VLT-EM survey was undertaken. The Very Low Frequency Electromagnetic (VLF-EM) method is based on the spread of electromagnetic continuous waves in the ground, which in presence of conductivity variations induce electric currents in the ground. Results from all programs have identified mineralized zones occurring along fault contacts. No part of the property had been placed into production.

The property will be explored by a series of work phases and each following phase is dependent on the success of the prior phase. To date we have engaged Dr. David Shaw to assess and write a report on the CAB claims outlining what has been done to date and his recommended work program.

We also have other options as the exploration program unfolds over the next 24 months. If the gold market turns out to be particularly robust, we would contemplate optioning out a portion of our option by having another company carry out the required exploration work and pay the advance royalties, all in exchange for a significant portion of the property if the final option terms are fulfilled.

Our core objective is to seek properties that could develop into a fully functional mine. We will always look at new properties that are presented to us or that we find from being in the exploration business in Nevada.

The CAB claims will develop on a planned on an initial three-phase exploration program.

Although we do not currently have the employees or equipment to undertake the mining work set forth in our plan of operations, we intend to contract with independent contractors and lease equipment as needed for mining work when we has reached this stage in our development.

Phase 1

The first phase will be carried out in the fall of 2006 and the results and engineering report is expected to be ready in the fall of 2006. Dr. David Shaw recommends that a geologist carry out an on-site review and examine in detail the mineralization and alterations developed along the east-south-east VLF conductors. As part of the purchase agreement with Midas Mountain we also acquired the results of previous exploration programs that were undertaken on this property. The previous work carried out summarized above and the detail information is is outlined in Dr. Shaw’s engineering report.

The $10,000 budget for the first phase of exploration is as outlined in the table below:

All US $
Project Preparation	$500.00
Field Costs, incl. Geologist	6,000.00
Assays (100 @ $15/sample)	1,500.00
Report	2,000.00

TOTAL	$10,000.00

If the initial site inspection is favorable, we would carry out the drilling phase of the program as outlined in the second phase described below.

Phase II

Once the site observations and assays are received and the information plotted and analyzed, a limited reverse circulation drilling program will be designed. The drilling would commence in late fall of 2006 depending on weather and the availability of an appropriate drilling contractor. The target will be several east-south-east VLF conductors which could provide conduits for possible mineralization located at the magnetic highs.

The $45,000 preliminary drilling program is outlined in the table below:

All US $
Project Preparation	$1,000.00
Permitting	2,000.00
Mobilization/Demobilization	2,500.00
Reverse circulation drilling (1000 ft @ $20/ft)	20,000.00
Assays and Analysis	2,500.00
Field costs, incl. Geologist	5,000.00
Pad preparation and reclamation	5,000.00
Report	2,000.00
Administration, incl. Contractor overhead and profit	5,000.00

TOTAL	$45,000.00

If the drilling assay results are encouraging then a more comprehensive drilling program would be prepared.

Phase III

Based on the satisfactory results in the initial drilling phase, a number of steps would be taken. Additional geophysical work would be carried out to help select additional drill targets. The drilling program could be enlarged and step-out holes to follow structures and to determine the potential size of the mineralization. This work would be carried out in the fall of 2006. If the results are very encouraging then steps could be taken to secure additional mineral claims in the area either by staking if it is available or by joint venture if it is owned. The budget for this phase will depend on the scope of work that will be in the program.

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed. A diamond drill has a carbide steel head imbedded with diamonds. The diamond drilling activity produces a small diameter (11/2 to 3 inches) solid rock core.

Stone Mountain’s CAB mineral claims are situated approximately 45 miles south-southeast of the town of Battle Mountain in Lander County, Nevada.

Mineral Property Agreement

We entered into an agreement with Midas Mountain, Inc. (“Midas”) to acquire a 100% interest in the twenty-four CAB claim. The CAB claims are situated approximately 45 miles south southwest of the Town of Battle Mountain in Lander County, Nevada. The property can be acquired from Midas by paying a total of $125,000 option payments and incurring at least $650,000 of Earning Costs by December 31, 2008. After we have earned our 100% interest in the CAB claims, the property will be subject to a 3.0% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased at the rate of $500,000 per 1/2% of acquired NSR.

Property Option Payments

We are required to pay Midas periodical Option Payments to keep our Agreement in good standing. All the Property Option Payments count towards the Earning Costs that we are required to spend in order to keep the agreement in good standing. We must pay Midas a total of $125,000 to secure our 100% interest in the CAB claims. The payments are outlined in the table that follows:

Periodical Option Payments

Payment	Amount	Status/Date Due

Initial	$25,000	Paid 01-Sept-04
Second	$30,000	Paid 11-Feb-05
Third	$35,000	15-Oct-06
Fourth	$35,000	15-Oct-07
Total$	$125,000

Bureau of Land Management and County Payments

The Bureau of Land Management (“BLM”) owns the land and rents it out at an annual rate of $125. In addition the Lander County charges an annual nominal fee of $8.50 per claim. In order to keep the 24 claims in good order we are required under our agreement to pay a total of $3,212.50 by August 31 each year to the BLM and the Lander County. All BLM and County fees count towards the Earning Costs that we are required to incur.

Earning Costs

We are required to pay or incur at least $650,000 cumulatively from August 1, 2004 to December 31, 2008. The Earning Costs include Option Payments, BLM and County fees and exploration work to be carried out on the property. The following table summarizes the annual minimum Earning Costs that must be incurred until we earn our 100% interest in the property.

Minimum Accumulative Earning Costs

Period Ending	Minimum

31-Dec-05	$75,000
31-Dec-06	$150,000
31-Dec-07	$250,000
31-Dec-08	$650,000

We have spent a total of $76,000 in expenses that apply to Earning Costs as of March 31, 2006. We have met our goal of incurring at least $75,000 of Earning Costs by December 31, 2005.

Net Smelter Royalty

Net Smelter Returns means the Gross Value of all Minerals, less the following costs, charges and expenses actually paid by the Grantee with respect to the treatment of such Minerals:

1.	Charges for treatment in the smelting and refining processes (including handling, processing, interest and provisional settlement fees, sampling, assaying and representation costs; penalties and other processor deductions);

2.	Actual costs of transportation (including freight, insurance, security, transaction taxes, handling, port, demurrage, delay and forwarding expenses incurred by reason of or in the course of such transportation) of Minerals concentrates or dore metal from the Property to the place of treatment, including any costs incurred by Grantee for transportation of such Minerals concentrates and dore metal from the Property to the place of sale;

3.	Actual sales and brokerage costs on Minerals for which the Net Smelter
Returns royalty is payable; and

4.	Sales and use taxes applicable under local, state and federal law assessed on the sale of the Minerals on which the Net Smelter Returns
Royalty is payable (other than taxes based upon income).

Location and Land Status

The CAB claims consists of 24 unpatented lode mining claims located in sections 22, 23, 26, 27, T26N R44E, on federal lands administered by the Bureau of Land Management (BLM) district office in Battle Mountain in the State of Nevada.

Claims include:

Claim Name	BLM Serial No.

CAB 1-24	NMC 886372-NMC 886395

Total area covered by the claims is approximately 480 acres. All claims are registered to Midas Mountain, Inc. a Nevada corporation. Stone Mountain Resources Inc. has an option to earn a 100% interest by fulfilling certain cash payments and property expenditures over 4 years. The claims are presently in good standing until September 1, 2006.

Dr. David Shaw, the geologist, has reviewed the certified claim documents and the property agreements and found them to be proper and in order. He is also not aware of any particular environmental, political, or regulatory problems that would adversely affect mineral exploration and development on the CAB claims.

The claims have not been legally surveyed.

Geology of the CAB Claims

The geological setting is comprised Geology along the western margin of the claims and continuing west consists of silica-flooded, barite-veined, iron-stained, brecciated Valmy Formation quartzite in thrust contact with bleached, iron-stained Valmy chert. Dips range from 40(0) to 60(0) east to northeast. Numerous silica-flooded, brecciated, high-angle structures (shears /faults) cut both the quartzite and chert sections. To the north, weakly altered Tertiary tuffs and tuffaceous sediments are exposed. Uncomfortably overlying the Tertiary rocks is a clay-rich sediment that is post-mineralization in age. This green to white unit is unconsolidated and generally flat-lying. Capping the post-mineral sediment are remnants of a thin, vesicular basalt flow. The middle and eastern margins of the CAB claims are mostly covered by recent, unconsolidated alluvium.

Conclusions and Recommendations of the Geology Report

The CAB claims have potential to host a structurally controlled or disseminated gold deposit for the following reasons:

-	the geological setting is similar to the Battle Mountain/Eureka gold belt which hosts numerous gold deposits, including several in production;
-	geological mapping and rock and drill chip geochemical data
suggest the presence of a low-temperature, gold-bearing,
hydrothermal system developed on the property; and
-	several east south east linear VSF conductors occur with
bisecting, weaker east north east linear VLF conductors proximal to two distinctly arcuate shaped magnetic highs. The linears could provide conduits for possible mineralization emanating from the magnetic highs.

Based on the preliminary positive results of the 1999 work, it is recommended that proper mapping and sampling surveys be conducted on the CAB claims.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate offices are located at 701 North Green Valley Parkway #200, Greenwood Village, Colorado 90111. Our telephone number is (702) 990-3489. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a different location. Currently, the only business engaged in at such office is daily administration, sales and management.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public market for our common stock. We are applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

As of June 27, 2006, we have 53 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Plan of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On March 31, 2006, we had $486 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $42,200 to pay for office expenses, exploration program and property option payment due on October 15, 2006. Based upon our present capital, we do not have sufficient capital to pay our remaining offering expenses. In addition, we do not currently have sufficient capital pay the additional amounts owed under our property option agreement or the earning costs mandated by the Midas Agreement.

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

We have been unable to carry out any work on the CAB claims due to lack of funds. Furthermore due to winter conditions in the Nevada Mountains we do not anticipate to be able to carry out our site exploration program until the summer of 2006. We met our Option Agreement property Earning Cost requirement for the December 31, 2005 time period.

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

Periodical Option Payments
Payment	Amount	Status/Date Due

Initial	$25,000	Paid 1-Sep-04
Second	$30,000	Paid 11-Feb-05
Third	$35,000	15-Oct-06
Fourth	$35,000	15-Oct-07
Total	$125,000

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

Exploration stage expenses from inception through March 31, 2006 were $76,000 for general exploration costs related to the mineral rights of the exploration property and $40,964 of general and administrative costs for a total expense of $116,964 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditors, are as follows:

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

As Of March 31, 2006

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

REPORT OF INDEPENDENT REGISTERED ACCOUNTANT

To the Board of Directors and Stockholders

Stone Mountain Resources, Inc.

We have audited the accompanying balance sheet of Stone Mountain Resources, Inc, as of March 31, 2006 and 2005, and the related statements of operations, stockholders equity and cash flows for the twelve months then ended March 31, 2006 and 2005 and from inception, March 31, 2004, through March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Mountain Resources, Inc., as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the months then ended and from inception in conformity with generally accepted accounting principles.

/s/Gately & Associates, LLC
Gately & Associates, LLC
CertifiedPublic Accountants
Altamonte Springs, Florida
June 15, 2006

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of March 31, 2006 and March 31, 2005

ASSETS

CURRENT ASSETS	3/31/2006	3/31/2005

Cash	$486	$3,901
Prepaid Rent	-	823

Total Current Assets	486	4,724

TOTAL ASSETS	$486	$4,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	6,200	4,300

Total Current Liabilities	6,200	4,300

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	6,200	4,300

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: None	-	-
Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 27,961,000 and 27,961,000, respectively	27,961	27,961
Less: Treasury Stock	(8,000)
Additional paid in capital	91,289	83,289
Accumulated deficit during development stage	(116,964)	(110,826)

Total Stockholders’ Equity	(5,714)	424

TOTAL LIABILITIES AND EQUITY	$486	$4,724

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending March 31, 2006 and 2005, and
from inception (March 31, 2004) through March 31, 2006

			FROM
	3/31/2006	3/31/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	6,138	4,308	40,964

GENERAL EXPLORATION	-	46,000	76,000

OPERATING INCOME	(6,138)	(50,308)	(116,964)

ACCUMULATED DEFICIT	$(116,964)	$(50,308)	$(116,964)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	27,961,000	23,000,000

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
As of March 31, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers’
compensation on company formation	23,000,000	$23,000	$-	$-	$23,000
March 31, 2004 at $0.001 per share

Net income (loss)				(23,500)	$(23,500)

Balance, March 31, 2004	23,000,000	$23,000	$-	$(23,500)	$(500)

Common stock issued for cash	4,800,000	4,800	43,200		$48,000
August 31, 2004 at $0.01
per share on private placement

Net income (loss)				(50,330)	$(50,330)

Balance, December 31, 2004	27,800,000	$27,800	$43,200	$(73,830)	$(2,830)

Common stock issued for cash	161,000	161	40,089		40,250
February 28, 2005 at $0.25
per share on private placement

Net income (loss)				(36,996)	$(36,996)

Balance, March 31, 2005	27,961,000	$27,961	$83,289	$(110,826)	$424

Net income (loss)				(1,895)

Balance, June 30, 2005	27,961,000	$27,961	$83,289	$(112,721)	$(1,471)

Common stock returned to treasury	(8,000,000)	(8,000)	8,000	-
and cancelled as of July 2005
at $0.001 per share

Net income (loss)				(2,999)

Balance, September 30, 2005	19,961,000	19,961	91,289	(115,720)	$(4,470)

Net income (loss)				(372)

Balance, December 31, 2005	19,961,000	19,961	91,289	(116,092)	$(4,842)

Net income (loss)				(872)

Balance, March 31, 2006	19,961,000	19,961	91,289	(116,964)	$(5,714)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending March 31, 2006 and 2005, and
from inception (March 31, 2004) through March 31, 2006

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2006	3/31/2005	INCEPTION

Net income (loss)	$(6,138)	$(87,326)	$(116,964)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	23,000
(Increase) Decrease in accounts receivable	-	-	-
(Increase) Decrease in prepaid expense	823	(823)	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	1,900	3,800	6,200

Total adjustments to net income	2,723	2,977	29,200

Net cash provided by (used in) operating activities	(3,415)	(84,349)	(87,764)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	88,250	88,250

Net cash provided by (used in) financing activities	-	88,250	88,250

CASH RECONCILIATION

Net increase (decrease) in cash	(3,415)	3,901	486
Cash - beginning balance	3,901	-	-

CASH BALANCE END OF PERIOD	$486	$3,901	$486

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of March 31, 2006

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Non-mining Property and Equipment

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company’s capitalization threshold of $1,000.

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

The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has compensated officers of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company’s management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $6,138 at 2026, $5,266 at 2025 and $73,830 at 2024.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS’ EQUITY

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

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding.

2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Peter Dodge	52	Chief Executive Officer/ Chief Financial Officer/
President/Treasurer/Director

PETER DODGE is our founder, and has been our Chief Executive Officer, President, Treasurer, and Director since the company’s inception. Mr. Peter Dodge has been involved with start-up companies for the last 18 years. Mr. Dodge’s training as a Land Surveyor and his role as Chief Surveyor in the British Columbia Government Land Title Office has placed him with dealing with many land and title issues. The land title office is a government office which registers land titles. His studies have included the relationship of various geological formations with mineral deposits and mine reclamation plans. Mr. Dodge’s career has been diverse and mainly focused on the development, promotion, financing, marketing, and sales of start-up companies. Since he has dealt mainly with start-up companies he has had to face the challenge of creating maximum results with minimum resources. Since 2004, Mr. Dodge who is the founding Director of Aboriginal Literacy Enterprise Inc. has been working on developing the company’s programs and arranging corporate financing. Aboriginal Literacy Enterprise is a private company that is providing telecommunications, K to 12 education, high speed internet service, and governance to Aboriginal communities throughout North America.

Mr. Dodge has also worked with the following companies since 2000. From 2000 t0 2004, he was a marketing associate for Enterprise Environmental, which is in the business of recycling technology implementation. From 2001 to 2003, he was a marketing associate for Vickers and Associates, a company in the business of joint ventures project development with Aboriginals. From 2000 to 2004, he was a marketing and finance director for Touchstone Gold Corporation which has placer gold deposits in California. From 2002 to 2003, he was a marketing director for Cashable Vouchers which markets consumer loyalty awards programs. From 2003 to 2004, he was a marketing and finance associate for Battery Recycling which operates a battery recycling operation. From 2003 to 2004, he was a marketing associate for Cedar Hills Medical Complex which develops medical oriented real estate projects. Additionally, from 2003 to 2004, he was a marketing associate for HotSportsNetworks.com, a sports coaching franchise.

Mr. Dodge is involved in developing product markets and marketing start-up businesses. He often takes an equity position and sometimes takes on the role of director of a company. When the project and the market are clearly defined, Mr. Dodge brings additional management to take the company to the next level.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

BOARD COMMITTEES

In June 2004, our Board of Directors created the Compensation Committee, which is comprised of Peter Dodge. The Compensation Committee has the authority to review all compensation matters relating to us.

The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees.

It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the Common Shares will be used in order to make an employee’s compensation consistent with shareholders’

gains.

It is expected that salaries will be set competitively relative to the mineral exploration industry and that individual experience and performance will be considered in setting salaries.

In June 2004, our Board of Directors created an Audit Committee, which is comprised of Peter Dodge. The Audit Committee is charged with reviewing the following matters and advising and consulting with the entire Board of Directors with respect thereto:

(i)	the preparation of our annual financial statements in
collaboration with our independent accountants;

(ii)	annual review of our financial statements and annual report; and

(iii)	all contracts between us and our officers, directors and other affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of the entire Board of Directors relating to the
foregoing or other matters; however, our senior management,
recognizing their own fiduciary duty to us and our stockholders, is committed not to take any action contrary to the
recommendation of the Audit Committee in any matter within the scope of its review.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended March 31, 2006.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended March 31, 2006 and 2005 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

ANNUAL COMPENSATION LONG TERM COMPENSATION

ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	CASH SALARY	ANNUAL BONUS	STOCK COMPENSATION	RESTRICTED UNDERLYING AWARDS	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

PETER DODGE	2005	0	0	15,000,000(1)	0	0	0
President	2006	0	0	0	0	0	0
CEO, CFO

(1) Mr. Dodge received 15,000,000 founders’ shares for services rendered to us. He will not receive such compensation in the future.

 Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have written employment agreements with Peter Dodge. In the future, we will determine on an annual basis how much compensation our officers and director will receive.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of June 28, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS

Peter Dodge 701 North Green Valley Parkway #200 Henderson, Nevada 89074	15,000,000	75.15%

Officers and Directors as a Group	15,000,000	75.15%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently use approximately 200 square feet of leased office space at 701 North Green Valley Parkway #200, Henderson, Nevada 89074. We lease such space from Peter Dodge, our President for $200 month which covers the use of the telephone, office equipment and furniture.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits: None

(b)	Reports on Form 8-K.

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended March 31, 2006 the Company was billed approximately $600 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company's fiscal years ended March 31, 2006 the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended March 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

STONE MOUNTAIN RESOURCES, INC.

By:	/s/ Peter Dodge
PETER DODGE
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	June 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peter Dodge Peter Dodge	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	June 28, 2006