Form 10QSB
period 2006-06-30
STONE MOUNTAIN RESOURCES INC
filed 2006-08-10
CIK 1316517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2006: 19,961,000 shares of common stock.

STONE MOUNTAIN RESOURCES, INC.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. The financial statements are presented on the accrual basis.

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

(Unaudited)

As Of June 30, 2006

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS’ EQUITY	F-3

STATEMENT OF CASH FLOWS	F-4

FINANCIAL STATEMENT FOOTNOTES	F-5

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
(Unaudited)
As of June 30, 2006 and March 31, 2006

ASSETS

CURRENT ASSETS	6/30/2006	3/31/2006

Cash	$463	$486
Prepaid Rent	-	-

Total Current Assets	463	486

TOTAL ASSETS	$463	$486

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	6,550	6,200

Total Current Liabilities	6,550	6,200

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	6,550	6,200

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: None	-	-
Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 27,961,000 and 27,961,000, respectively	27,961	27,961
Less: Treasury Stock	(8,000)	(8,000)
Additional paid in capital	91,289	91,289
Accumulated deficit during development stage	(117,337)	(116,964)

Total Stockholders' Equity	(6,087)	(5,714)

TOTAL LIABILITIES AND EQUITY	$463	$486

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
(Unaudited)
For the three months ending June 30, 2006 and 2005, and
from inception (March 31, 2004) through June 30, 2006

			FROM
	6/30/2006	6/30/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	373	1,895	41,337

GENERAL EXPLORATION	-	-	76,000

OPERATING INCOME	(373)	(1,895)	(117,337)

ACCUMULATED DEFICIT	$(117,337)	$(112,721)	$(117,337)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	19,961,000	19,961,000
(Reflects retroactive application of stock returnded to treasury July, 2005)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
(Unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'
compensation on company formation	23,000,000	$23,000	$-	$-	$23,000
March 31, 2004 at $0.001 per share

Net income (loss)				(23,500)	(23,500)

Balance, March 31, 2004	23,000,000	$23,000	$-	$(23,500)	$(500)

Common stock issued for cash	4,800,000	4,800	43,200		48,000
August 31, 2004 at $0.01
per share on private placement

Common stock issued for cash	161,000	161	40,089		40,250
February 28, 2005 at $0.25
per share on private placement

Net income (loss)				(110,826)	(110,826)

Balance, March 31, 2005	27,961,000	$27,961	$83,289	$(110,826)	$424

Common stock returned to treasury	(8,000,000)	(8,000)	8,000	-	-
and cancelled as of July 2005
at $0.001 per share

Net income (loss)				(116,964)	(116,964)

Balance, March 31, 2006	19,961,000	$19,961	$91,289	$(116,964)	$(5,714)

Net income (loss)				(373)	(373)

Balance, June 30, 2006	19,961,000	$19,961	$91,289	$(117,337)	$(6,087)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
(Unaudited)
STATEMENTS OF CASH FLOWS
For the three months ending June 30, 2006 and 2005, and
from inception (March 31, 2004) through June 30, 2006

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2006	6/30/2005	INCEPTION

Net income (loss)	$(373)	$(1,895)	$(117,337)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	23,000
(Increase) Decrease in accounts receivable	-	-	-
(Increase) Decrease in prepaid expense	-	617	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	350	350	6,550

Total adjustments to net income	350	967	29,550

Net cash provided by (used in) operating activities	(23)	(928)	(87,787)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	88,250

Net cash provided by (used in) financing activities	-	-	88,250

CASH RECONCILIATION

Net increase (decrease) in cash	(23)	(928)	463
Cash - beginning balance	486	3,901	-

CASH BALANCE END OF PERIOD	$463	$2,973	$463

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

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

During July of 2005 the Company accepted the resignation of a Company officer with the return of 8,000,000 shares of stock to treasury at $0.001 per share.

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

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

STONE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

Plan of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On June 30,2006, we had $463 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $42,200 to pay for office expenses, exploration program and property option payment due on October 15, 2006. Based upon our present capital, we do not have sufficient capital to pay our remaining offering expenses. In addition, we do not currently have sufficient capital pay the additional amounts owed under our property option agreement or the earning costs mandated by the Midas Agreement.

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

We have been unable to carry out any work on the CAB claims due to lack of funds. Furthermore due to winter conditions in the Nevada Mountains we do not anticipate to be able to carry out our site exploration program until the fall of 2006. We met our Option Agreement property Earning Cost requirement for the December 31, 2005 time period.

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

Exploration stage expenses from inception through June 30, 2006 were $76,000 for general exploration costs related to the mineral rights of the exploration property and $41,337 of general and administrative costs for a total expense of $117,337 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

STONE MOUNTAIN RESOURCES, INC.
Registrant

Date: August 9, 2006	By: /s/ Peter Dodge
Peter Dodge
President, Chief Executive Officer,
Chairman of Board of Directors