Form 10KSB
STONE MOUNTAIN RESOURCES INC
filed 2007-06-25
CIK 1316517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Revenues for year ended March 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2007, was: $2,480,500

Number of shares of the registrant’s common stock outstanding as of June 21, 2007 was: 19,961,000

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Development of Business

We are a gold exploration company that will be exploring Nevada mineral properties. Nevada is the top gold producing state in the United States of America and the third largest gold producer in the world according to Dr. John Dorba in a 2003 report to the Nevada Mining Association. In addition the state has a well established mining culture and available mineral properties. The cost of exploration is generally much less and the political risk is much lower then other regions in the world according to the Fraser Institute in a 2004 study on 64 mining jurisdictions around the world.

We are an exploration stage company. An "exploration stage corporation" is defined in Guide 7(a)(4)(I) to the Security Act Industry Guides as any company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Mining Business in Nevada

The State of Nevada has developed a modern mining industry since a revival of the industry in the 1980's. The swing in the price of gold has created cycles, and in spite of these cycles, the industry has managed to build a capital base which we believe is fundamentally sound and sustainable well into the next decade. We believe that the sustainability of this capital base is evident in the industrial, commercial and social infrastructure that has developed around the industry and more recently, an expansion of its reserve base as a result of the gold price recovery and increased exploration. The gold price is the most significant industry development from late 1996 though the last half of 2004 has been the decline and recent resurgence in the gold prices. Gold prices declined from over $400 per ounce on early 1996 to $252 per ounce on July 1999. The price rallied in September 1999 on news of an agreement among European Central Banks to limit sales to 400 tons per year though 2004. Much of the recent increase in the gold price has been driven on the US dollar weakness relative to other currencies. Another major contributing factor in the increase on the gold price is related to the rise in the price of oil and other energy prices. The increase in energy costs increases the purchasing power of Middle Eastern countries who traditional are large consumers of gold. In the last few years major producers have changed their hedging strategy and they have substantially reduced hedging their currant production and have "unwound" their hedge positions in their hedge book. This action has increase the demand and reduced the supply of physical gold.

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

Deposits that are located within 35 miles of the subject property include Mule Canyon (Santa Fe Gold), Robertson (Coral Gold), Hilltop, Pipeline and South Pipeline, Gold Acres, Cortez, Horse Canyon (all Placer Dome), and Buckhorn (Cominco). The Gold Acres, Mule Canyon, Pipeline and South Pipeline deposits are in production. During the 1930's, barite and mercury deposits were discovered in the Northern Shoshone mountain range. Mercury was produced sporadically until the 1950's. Barite has been mined continuously to present.

CAB Claims

We have selected the CAB claims because of promising geology and the geophysics signatures. The property is located approximately 45 miles south-southeast of the town of Battle Mountain, Lander County, Nevada, centered at a latitude 40(0)06' N and longitude 116(0)59' W. The property is situated within the Shoshone Range and is located approximately 16 miles southwest of the Battle Mountain/Eureka Trend which hosts several major gold deposits and mines. The property comprises 24 unpatented lode mining claims totaling approximately 480 acres. The claims are accessible by road using four-wheel drive vehicles. The property has no known reserves and no part of the property had been placed into production.

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

Mineral Property Agreement

We entered into an Option Agreement (“Agreement”) with Midas Mountain, Inc. ("Midas") to acquire a 100% interest in the twenty-four CAB claim. We amended the Agreement on December 8, 2005 to amend the schedule of the option payments and subsequently terminated the agreement on May 30, 2007.  Pursuant to the termination agreement, each of the parties agreed to terminate the Option Agreement and the respective rights and obligations contained therein.  Midas specifically waived any further required payments or obligations that may have existed with us following the termination of the Option Agreement.

Property Option Payments

Pursuant to the Option Agreement we were required to pay Midas periodical Option Payments to keep the Agreement in good standing. All the Property Option Payments counted towards the Earning Costs that we were required to spend in order to keep the agreement in good standing. The payments made are outlined in the table that follows:

Periodical Option Payments

Payment	Amount	Status/Date Due

Initial	$25,000.00	Paid September 1, 2004
Second	$30,000.00	Paid February 11, 2005

TOTAL	$55,000.00

Subsequent Events

We entered into an Option Agreement (“Agreement”) with Midas Mountain, Inc. ("Midas") to acquire a 100% interest in the twenty-four CAB claim. We amended the Agreement on December 8, 2005 to amend the schedule of the option payments and subsequently terminated the agreement on May 30, 2007.  Pursuant to the termination agreement, each of the parties agreed to terminate the Option Agreement and the respective rights and obligations contained therein.  Midas specifically waived any further required payments or obligations that may have existed with us following the termination of the Option Agreement.

We have recently begun negotiating a Share Exchange Agreement, by and between ourselves, Continental Development Limited, a Hong Kong Corporation (“Continental”), and Excelvantage Group Limited, a British Virgin Islands Corporation which owns 100% of Continental.  Upon completion of same, Continental is proposed to become the Company’s wholly owned subsidiary.  Additionally, the business of the Company shall be that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicle Co., Ltd. (“Kandi”).

Excelvantage Group Ltd., a British Virgin Islands Company, is 100% owner of Continental Development Ltd., a Hong Kong company.  Continental conducts its business through its wholly owned operating subsidiary, Kandi, which is principally engaged in machinery manufacturing, with special purpose vehicles and Go-Karts as its leading products.  Kandi’s principal offices are located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, the People’s Republic of China.

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

ITEM 3.	LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently approved for trading on the OTC Electronic Bulletin Board under the symbol “SMOU.” However, no liquid market exists yet for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders.

As of June 21, 2007, we have 53 shareholders of record of our common stock.

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

Plan of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  On March 31, 2007, we had $396 cash on hand. We estimate that in order to carry forward to the next 12 months we will need $42,200 to pay for office expenses, exploration program and property option payment due on October 15, 2007.  Based upon our present capital, we do not have sufficient capital to pay our remaining offering expenses.  In addition, we do not currently have sufficient capital pay the additional amounts owed under our property option agreement or the earning costs mandated by the Midas Agreement.

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

Mineral Property Agreement

We entered into an Option Agreement (“Agreement”) with Midas Mountain, Inc. ("Midas") to acquire a 100% interest in the twenty-four CAB claim. We amended the Agreement on December 8, 2005 to amend the schedule of the option payments and subsequently terminated the agreement on May 30, 2007.  Pursuant to the termination agreement, each of the parties agreed to terminate the Option Agreement and the respective rights and obligations contained therein.  Midas specifically waived any further required payments or obligations that may have existed with us following the termination of the Option Agreement.

Property Option Payments

Pursuant to the Option Agreement we were required to pay Midas periodical Option Payments to keep the Agreement in good standing. All the Property Option Payments counted towards the Earning Costs that we were required to spend in order to keep the agreement in good standing. The payments made are outlined in the table that follows:

Periodical Option Payments

Payment	Amount	Status/Date Due

Initial	$25,000.00	Paid September 1, 2004
Second	$30,000.00	Paid February 11, 2005

TOTAL	$55,000.00

Subsequent Events

We entered into an Option Agreement (“Agreement”) with Midas Mountain, Inc. ("Midas") to acquire a 100% interest in the twenty-four CAB claim. We amended the Agreement on December 8, 2005 to amend the schedule of the option payments and subsequently terminated the agreement on May 30, 2007.  Pursuant to the termination agreement, each of the parties agreed to terminate the Option Agreement and the respective rights and obligations contained therein.  Midas specifically waived any further required payments or obligations that may have existed with us following the termination of the Option Agreement.

We have recently begun negotiating a Share Exchange Agreement, by and between ourselves, Continental Development Limited, a Hong Kong Corporation (“Continental”), and Excelvantage Group Limited, a British Virgin Islands Corporation which owns 100% of Continental.  Upon completion of same, Continental is proposed to become the Company’s wholly owned subsidiary.  Additionally, the business of the Company shall be that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicle Co., Ltd. (“Kandi”).

Excelvantage Group Ltd., a British Virgin Islands Company, is 100% owner of Continental Development Ltd., a Hong Kong company.  Continental conducts its business through its wholly owned operating subsidiary, Kandi, which is principally engaged in machinery manufacturing, with special purpose vehicles and Go-Karts as its leading products.  Kandi’s principal offices are located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, the People’s Republic of China.

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

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of March 31, 2007

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS' EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

Gately & Associates, LLC
Altamonte Springs, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholder

Stone Mountain Resources, Inc.

Gentlemen:

        We have audited the accompanying balance sheet Stone Mountain Resources, Inc.. (an exploration stage company) as of March 31, 2007and 2006 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending March 31, 2007 and 2006, and from inception (March 31, 2004) through March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of stone Mountain Resources, Inc. as of March 31, 2007 and 2006, and the statement of operations and cash flows for the twelve months ending March 31, 2007 and from inception (March 31, 2004) through December, 2007, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

May 30, 2007

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of March 31, 2007 and March 31, 2006

ASSETS

CURRENT ASSETS	3/31/2007	3/31/2006

Cash	$396	$486

Total Current Assets	396	486

TOTAL ASSETS	$396	$486

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$8,100	$6,200

Total Current Liabilities	8,100	6,200

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	8,100	6,200

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: None	-	-
Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 27,961,000 and 27,961,000, respectively	27,961	27,961
Less: Treasury Stock	(8,000)	(8,000)
Additional paid in capital	91,289	91,289
Accumulated deficit during development stage	(118,954)	(116,964)

Total Stockholders' Equity	(7,704)	(5,714)

TOTAL LIABILITIES AND EQUITY	$396	$486

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending March 31, 2007 and 2006, and
from inception (March 31, 2004) through March 31, 2007

			FROM
	3/31/2007	3/31/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,990	6,138	42,954

GENERAL EXPLORATION	-	-	76,000

OPERATING INCOME (LOSS)	(1,990)	(6,138)	(118,954)

BEGINNING ACCUMULATRD DEFICIT
ACCUMULATED DEFICIT	$(118,954)	$(116,964)	$(118,954)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	19,961,000	19,961,000

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2007

		ADDITIONAL
	COMMON	PAID IN	ACCUM.	TOTAL
	STOCK	CAPITAL	DEFICIT	EQUITY

Common stock issued as officers'
compensation on company formation	23,000,000	$-	$-	$-
March 31, 2004 at $0.001 per share

Net income (loss)			(23,500)	$(23,500)

Balance, March 31, 2004	23,000,000	-	(23,500)	(23,500)

Common stock issued for cash	4,800,000	43,200		43,200
August 31, 2004 at $0.01
per share on private placement

Net income (loss)			(50,330)	(50,330)

Balance, December 31, 2004	27,800,000	43,200	(73,830)	(30,630)

Common stock issued for cash	161,000	40,089		40,089
February 28, 2005 at $0.25
per share on private placement

Net income (loss)			(36,996)	(36,996)

Balance, March 31, 2005	27,961,000	83,289	(110,826)	(27,537)

Common stock returned to treasury	(8,000,000)	8,000	-
and cancelled as of July 2005
at $0.001 per share

Net income (loss)			(6,138)	(6,138)

Balance, March 31, 2006	19,961,000	91,289	(116,964)	(33,675)

Net Income (loss)			(1,990)	(1,990)

Balance, March 31, 2007	19,961,000	$91,289	$(118,954)	$(35,665)

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending March 31, 2007 and 2006, and
from inception (March 31, 2004) through March 31, 2007

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2007	3/31/2006	INCEPTION

Net income (loss)	(1,990)	$(6,138)	$(118,954)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	23,000
(Increase) Decrease in prepaid expense	-	823	-
Increase (Decrease) in accrued expenses	1,900	1,900	8,100

Total adjustments to net income	1,900	2,723	31,100

Net cash provided by (used in) operating activities	(90)	(3,415)	(87,854)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	-	88,250

Net cash provided by (used in) financing activities	-	-	88,250

CASH RECONCILIATION

Net increase (decrease) in cash	(90)	(3,415)	396
Cash - beginning balance	486	3,901	-

CASH BALANCE END OF PERIOD	$396	$486	$396

The accompanying notes are an integral part of these financial statements.

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of March 31, 2007

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

As Of March 31, 2007

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

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of March 31, 2007

NOTE  4 -  INCOME  TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $1,990 at 2027, $6,138 at 2026, $5,266 at 2025 and $73,830 at 2024.

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

As Of March 31, 2007

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

NOTE  7 – CONTRACTS AND AGREEMENTS

On October 11, 2004 the Company entered into a CAB property option agreement with Midas Mountain, Inc. whereby unpatented mineral claim options located in sections 22, 23, 26 & 27, T26N, R44E in Lander County, Nevada were purchased for an initial investment of $25,000 and then three succeeding annual payments of $30,000 commencing on February 15, 2005.  The Company has satisfied the initial payment and the February 15, 2005 payment.  On December 8, 2005, the agreement was amended to change the payments to an initial payment of $25,000 and then $30,000 on or before February 15, 2005 with payments of $35,000 on or before October 15, 2006 and 2007.  The agreement was subsequently terminated the agreement on May 30, 2007.  Pursuant to the termination agreement, each of the parties agreed to terminate the Option Agreement and the respective rights and obligations contained therein.  Midas specifically waived any further required payments or obligations that may have existed with us following the termination of the Option Agreement

The Company entered into an agreement with its securities attorney whereby the Company would pay $7,500 upon execution of the agreement for services related to private placements, Form SB-2 and Form 15c211 and a payment of $30,000 when these filings have been accepted.

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

STONE MOUNTAIN RESOURCES, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

As Of March 31, 2007

The Company was incorporated in March 2004 and has not started the propose business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Title
Peter Dodge	53	Chief Executive Officer, Chief Financial Officer, President, Treasure and Director

PETER DODGE, 53, is our founder, and has been our Chief Executive Officer, President, Treasurer, and Director since the company's inception. Mr. Peter Dodge has been involved with start-up companies for the last 18 years. Mr. Dodge's training as a Land Surveyor and his role as Chief Surveyor in the British Columbia Government Land Title Office has placed him with dealing with many land and title issues. The land title office is a government office which registers land titles. His studies have included the relationship of various geological formations with mineral deposits and mine reclamation plans. Mr. Dodge's career has been diverse and mainly focused on the development, promotion, financing, marketing, and sales of start-up companies. Since he has dealt mainly with start-up companies he has had to face the challenge of creating maximum results with minimum resources. Since 2004, Mr. Dodge who is the founding Director of Aboriginal Literacy Enterprise Inc. has been working on developing the company's programs and arranging corporate financing. Aboriginal Literacy Enterprise is a private company that is providing telecommunications, K to 12 education, high speed internet service, and governance to Aboriginal communities throughout North America.

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

It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the Common Shares will be used in order to make an employee's compensation consistent with shareholders' gains.

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

In June 2004, our Board of Directors created an Audit Committee, which is comprised of Peter Dodge. The Audit Committee is charged with reviewing the following matters and advising and consulting with the entire Board of Directors with respect thereto:

1.	the preparation of our annual financial statements in collaboration with our independent accountants;
2.	annual review of our financial statements and annual report; and
3.
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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended March 31, 2007.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended March 31, 2007 and 2006 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

ANNUAL COMPENSATION LONG TERM COMPENSATION

                        ANNUAL COMPENSATION                          LONG TERM COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

PETER DODGE, President, CEO, CFO	2007	0	0	0	0	0	0	0	0
	2006	0	0	15,000,000(1)	0	0	0	0	0

(1)	Mr. Dodge received 15,000,000 founders' shares for services rendered to us. He will not receive such compensation in the future.

As of as of December 31, 2006, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”.  Nor did the Company have any “Post-Employment Payments” to report.

There was no officer whose salary and bonus for the period exceeded $100,000.

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

The following table sets forth the number and percentage of shares of our common stock owned as of June 21, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
Peter Dodge 701 North Green Valley Parkway #200 Henderson, NV 89074	15,000,000	75.15%
Officers and Directors as a Group	15,000,000	75.15%

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

Audit Fees

For the Company’s fiscal years ended March 31, 2007 the Company was billed approximately $2,500 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2007, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to other services rendered by its principal accountant for the fiscal years ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

STONE MOUNTAIN RESOURCES, INC.

By:	/s/ Peter Dodge
PETER DODGE
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	June 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peter Dodge Peter Dodge	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	June 25, 2007