Form 10QSB
period 2007-06-30
Kandi Technologies Corp
filed 2007-09-21
CIK 1316517

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______to______.

                                                                        Commission file number 000-52186

Kandi Technologies, Corp.
(Exact name of registrant as specified in Charter)

Delaware	333-123735	87-0700927
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
 (Address of Principal Executive Offices)
 ___________

(86 - 0579) 82239700
 (Issuer Telephone number)
___________

Stone Mountain Resources, Inc
 701 North Green Valley Parkway #200
Henderson, Nevada 89074
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No☑

As of September 21, 2007 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Controls and Procedures	24

PART II-- OTHER INFORMATION

Item 1.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 2.	Defaults Upon Senior Securities	25

Item 3.	Submission of Matters to a Vote of Security Holders	25

Item 4.	Other Information	25

Item 5.	Exhibits and Reports on Form 8-K	25

SIGNATURE		26

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30,
2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,603,871
Restricted cash	12,852,796
Accounts receivable	12,104,410
Inventories	4,585,697
Notes receivables	4,091,178
Other receivables	2,635,401
Prepayment for goods and deposits	677,947
Due from employees	44,293
Deferred tax assets	9,964
Total Current Assets	38,605,557
NON CURRENT ASSETS
Plant and equipment, net	9,139,128
Land use rights, net	391,555
Construction in progress	469,007
Deferred tax assets	3,888
Total Non Current Assets	10,003,578
TOTAL ASSETS	$48,609,135

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,580,780
Short-term bank loans	13,034,060
Notes payable	15,068,594
Advance from customers	1,211,348
Due to related parties	2,438
Deferred tax liabilities	12,809
Total Current Liabilities	37,910,029
NON CURRENT LIABILITIES
Deferred tax liabilities	3,357
Total Non Current Liabilities	3,357
TOTAL LIABILITIES	37,913,386

CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized;	19,961
19,961,000 shares issued and outstanding at June 30, 2007
Additional paid-in capital	7,138,105
Retained earnings	2,941,660
Accumulated other comprehensive income	596,023
Total Shareholders' Equity	10,695,749
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,609,135

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$11,155,508	$2,859,686	$17,148,966	$4,756,821

COST OF GOODS SOLD	8,445,862	2,620,490	13,292,442	4,283,201
GROSS PROFIT	2,709,646	239,196	3,856,524	473,620

Selling and marketing	202,538	39,989	366,578	85,035

General and administrative	170,936	101,031	342,320	219,175

Research and development	40,749	25,948	52,615	49,608
Total operating expenses	414,223	166,968	761,513	353,818

INCOME FROM OPERATIONS	2,295,423	72,228	3,095,011	119,802

FORFEITURE OF CUSTOMER DEPOSIT	-	-	267,673	-

GOVERNMENT GRANT	12,191	-	12,132	65,946

INTEREST EXPENSES, NET	(361,748)	(156,309)	(450,441)	(275,007)

OTHER INCOME (EXPENSES), NET	(72,228)	422	(76,851)	565

INCOME (LOSS) BEFORE INCOME TAXES	1,873,638	(83,659)	2,847,524	(88,694)

INCOME TAXES	33,412	-	(1,888)	-
NET INCOME (LOSS)	1,907,050	(83,659)	2,845,636	(88,694)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	112,502	(4,492)	203,560	45,780

Income tax expense related to other comprehensive income
Income	(37,126)	-	(67,175)	(15,107)

OTHER COMPREHENSIVE INCOME (LOSS), NET	75,376	(4,492)	136,385	30,673
OF TAX

COMPREHENSIVE INCOME (LOSS)	$1,982,426	$(88,151)	$2,982,021	$(58,021)

NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED	$0.16	$(0.01)	$0.24	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	12,176,911	12,000,000	12,088,456	12,000,000

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT JANUARY 1, 2007	12,000,000	$12,000	$7,154,193	$96,024	$392,463	$7,654,680

Recapitalization	7,961,000	7,961	(16,088)	-	-	(8,127)

Foreign currency translation gain	-	-	-	-	203,560	203,560

Net Income	-	-	-	2,845,636	-	2,845,636
BALANCE AT JUNE 30, 2007	19,961,000	$19,961	$7,138,105	$2,941,660	$596,023	$10,695,749

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$2,845,636	$(88,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	622,848	471,768
Deferred taxes	1,920	-
Forfeiture of customer deposit	(267,673)	-

Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(4,531,844)	(604,459)
Inventories	877,482	(293,808)
Other receivables	352,614	42,097
Prepayment for goods and deposits	(345,392)	(385,732)
Due from employees	139,928	845

Increase (Decrease) in:
Accounts payable and accrued expenses	1,638,004	1,397,929
Advance from customers	877,853	263,893
Taxes payable	(2,953)	-
Net cash provided by operating activities	2,208,423	803,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets and construction in progress	(694,519)	(962,623)
Reverse merger, net of cash acquired	373	-
Restricted cash	(3,760,374)	1,982,603
Issuances of notes receivable	(5,759,844)	(609,310)
Repayments of notes receivable	2,099,477	52,117
Grant received for land use right	-	171,609
Net cash (used in) provided by investing activities	(8,114,887)	634,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loans	8,863,589	7,493,911
Repayments of short term bank loans	(6,914,200)	(4,483,242)
Proceeds from notes payable	14,331,485	99,919
Repayments of notes payable	(10,042,454)	(3,899,978)
Advance from related parties	34,338	-
Repayment of advances to related parties	-	(1,433,472)
Net cash provided by (used in) financing activities	6,272,758	(2,222,862)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	366,294	(784,627)
Effect of exchange rate changes on cash	203,560	45,780
Cash and cash equivalents, beginning	1,034,017	876,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,603,871	$138,142

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$2,988	$-
Interest paid	$1,895,643	$296,147

SUPPLEMENTAL NON-CASH DISCROSURES:
For the six months ended June 30, 2007 and 2006, $12,117 and $811,063 were transferred from construction in progress to plants and equipment, respectively.

See accompanying notes to the condensed consolidated financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp (Formerly Stone Mountain Resources, Inc.) (“KNDI”) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 29, 2007, KNDI changed its name to Kandi Technologies, Corp.

On June 29, 2007, a share exchange agreement was reached between Stone Mountain Resources, Inc., Continental Development Limited, (“Continental”) and Continental’s shareholder. At the consummation, 12,000,000 shares of common stock held by KNDI’s sole director and majority shareholder were cancelled, which was a condition of the closing as stated in the share exchange agreement. The Company issued 12,000,000 shares representing 60.12% of its total common stock in exchange for 100% of the common stock of Continental. Zhejiang Kandi Vehicles Co. Ltd (“Kandi”) is a wholly owned subsidiary of Continental. Kandi is the principal operating subsidiary of Continental.

After the share exchange, Continental and its wholly owned subsidiary Kandi became a wholly-owned subsidiary of KNDI, and Kandi became the principal operating subsidiary. The exchange transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”.  The acquisition is accounted for as the recapitalization of Kandi. Accordingly, the condensed consolidated statements of income include the results of operations of Kandi from January 1, 2007 and 2006, and the results of operations of Kandi Technologies, Corp from the acquisition date through June 30, 2007.

The primary operations of Kandi Techologies, Corp and Subsidiaries (the “Company”)  is developing, manufacturing, and commercializing terrain vehicles, go-karts, and specialized automobile related products in the People’s Republic of China (“PRC”). Sales are also made to dealers in Europe, North America and Southeast Asia.

NOTE 2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Kandi Technologies, Corp and subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes, included in Form 8-K, filed with the Securities and Exchange Commission on July 6, 2007.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original    maturity of three months or less to be cash equivalents.

Restricted cash represents time deposits on account to secure notes payable.  See Note 11. These balances are subject to withdrawal restrictions and  totaled  $12,852,796 at June 30, 2007.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)       Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles of the United States enquires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the date of the estimates are made; however, actual results could differ materially from those estimates.

(c)        Earnings (loss) Per Share

Basic earning (loss) per share is computing by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the periods. Diluted earnings  (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

(d)       Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. For the six months ended June 30, 2007 and 2006 there were no bad debts.

Trade receivable due from three customers comprise 68% of total accounts receivable at June 30, 2007, also see Note 5.

(e)       Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and six months ended June 30, 2007 and 2006.

 (f)      Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,

-Delivery has occurred or services have been rendered,

-The seller's price to the buyer is fixed or determinable, and

-Collectibility is reasonably assured.

Also see Note 5.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)       Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People’s Republic of China. The consolidated financial statements are translated into United States dollars from RMB at balance sheet date exchange rates as to assets and liabilities and average exchange rates of the quarter as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2007	June 30, 2006
Period end RMB: US$ exchange rate	7.6248	8.0065
Average period RMB: US$ exchange rate	7.7168	8.0384

(h)        Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realized their benefits, or that future deductibility is uncertain.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People's Congress of the People of Republic China (“PRC”) determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)         Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, restricted cash, notes receivable,     accounts receivable, other receivables and prepaid expenses, due from employees, prepayments for goods, accounts payable and accrued expenses,  debt, taxes payables, customer deposits and  due to related parties. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

 (j)        Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Kandi Technologies, Corp and its wholly owned subsidiaries Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Import & Export Co., Ltd. (Dingji).

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 5. CONCENTRATIONS

       The Company has major customers and suppliers who accounted for the following percentages of total sales, accounts receivable, purchases and accounts payable in 2007 and 2006

	Sales		Accounts Receivable

Major Customers	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	June 30, 2007
Company A	47%	55%	23%
Company B	20%	21%	23%
Company C	6%	6%	22%
Company D	3%	3%	15%

	Purchases		Accounts Payable

Major Suppliers	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	June 30, 2007
Company E	6.9%	8.35%	23.59%
Company F	4.46%	4.75%	3.33%
Company G	4.19%	4.49%	3.01%
Company H	3.26%	2.64%	2.07%

NOTE 6.   INVENTORIES

      Inventories consist of the following as of June 30, 2007:

June 30, 2007
(Unaudited)
Raw materials	$851,937
Work in progress	3,455,333
Finished goods	278,427
Total	$4,585,697

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
NOTE 7.  NOTES RECEIVABLE

             Notes receivable are from unrelated companies and consist of the following at June 30, 2007:

June 30, 2007
(Unaudited)

Due September 30, 2007, quarterly interest only payments at 6.0% per annum	$3,226,552
Due March 8, 2008,	77,720
Due December 20, 2007	13,115
Due July 3, 2007 (subsequently settled at its due date)	209,842
Due August 6, 2007 (subsequently settled at its due date)	262,302
Due July 25, 2007 (subsequently settled at its due date)	301,647
Total	$4,091,178

 Interest income for the six months ended June 30, 2007 and 2006 was $133,014 and NIL, respectively.

NOTE 8.  PLANT AND EQUIPMENT

             Plant and equipment at June 30, 2007 consist of the following:

June 30, 2007
At cost:	(Unaudited)
Buildings	$3,554,626
Machinery and equipment	8,233,009
Motor vehicles	98,791
Office equipment	734,260
12,620,686
Less: accumulated depreciation
Buildings	(354,593)
Machinery and equipment	(2,971,923)
Motor vehicles	(54,243)
Office equipment	(100,799)
(3,481,558)
Plant and equipment, net	$9,139,128

The net book value of plant and equipment pledged for certain short-term bank loans at June 30, 2007 was $9,139,128.  Also see Note 10.  Depreciation expense for six months ended June 30, 2007 and 2006 was $618,477 and $465,463, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 9.    LAND USE RIGHTS

                    Land use rights consist of the following at June 30, 2007:

June 30, 2007
(Unaudited)

Cost of land use rights	$460,943
Less: Accumulated amortization	(69,388)
Land use rights, net	$391,555

Amortization expense for the six months ended June 30, 2007 and 2006 was $4,371 and $6,305, respectively.

Amortization expense for the next five years and thereafter is as follows:

June 30, 2007
(Unaudited)

2007 (remaining 6 months)	$4,371
2008	8,742
2009	8,742
2010	8,742
2011	8,742
Thereafter	352,216
Total	$391,555

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 10.    SHORT TERM BANK LOANS

             Short term bank loans consist of the following as of June 30, 2007:

June 30, 2007
(Unaudited)
Loans from Industrial and Commercial Bank of China-Exploration Zone Branch :
Monthly interest only payments at 5.85% per annum, due July 24, 2007, secured by a land use right and plant and equipment owned by the Company. (subsequently settled)	$393,453
Monthly interest only payments at 6.12% per annum, due September 7, 2007, secured by a land use right and plant and equipment owned by the Company. (subsequently settled)	354,108
Monthly interest only payments at 6.12% per annum, due October 17, 2007, secured by a land use right and plant and equipment owned by the Company.	891,827
Monthly interest only payments at 6.12% per annum, due November 1, 2007, secured by a land use right and plant and equipment owned by the Company.	459,028
Monthly interest only payments at 6.12% per annum, due November 27, 2007, secured by a land use right and plant and equipment owned by the Company.	524,604
Monthly interest only payments at 6.57% per annum, due April 10, 2008, secured by a land use right and plant and equipment owned by the Company.	655,755
Monthly interest only payments at 6.57% per annum, due June 5, 2008, secured by a land use right and plant and equipment owned by the Company.	655,755
Loans from Commercial Bank -- Jiangnan Branch:
Monthly interest only payments at 7.56% per annum, due January 10, 2008, secured by a land use right and plant and equipment owned by the Company.	2,623,020
Monthly interest only payments at 7.605% per annum, due May 10, 2008. And secured by a land use right and plant and equipment owned by the Company	1,311,510
Loan from Agricultural Bank:
Monthly interest only payments at 7.7% per annum, due July 27, 2008.	574,715
Loan from Shanghai Pudong Development Bank:
Monthly interest only payments at 5.61 % per annum, due August 12, 2008, guaranteed by Nan Long Group	2,623,020
Loan from Huaxia Bank Hangzhou Jianguo Branch:
Quarterly interest only payments at 6.336 % per annum, due November 22, 2007, guaranteed by a land use right and plant and equipment owned by the Company	1,967,265
Total	$13,034,060

Interest expense for the six months ended June 30, 2007 and 2006, was $436,088 and $296,147, respectively.  Also see Note 8.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 11. NOTES PAYABLE

       Notes payable consist of the following as of June 30, 2007:

June 30, 2007
(Unaudited)
Bank acceptance notes:
Due July 23, 2007 (subsequently settled)	$2,623,020
Due July 23, 2007 (subsequently settled)	786,906
Due July 25, 2007 (subsequently settled)	655,755
Due July 25, 2007 (subsequently settled)	655,755
Due July 22, 2007 (subsequently settled)	1,049,208
Due July 22, 2007 (subsequently settled)	918,057
Due September 8, 2007 (subsequently settled)	1,311,510
Due September 9, 2007 (subsequently settled)	1,311,510
Due September 28, 2007	983,632
Due September 28, 2007	983,632
Due September 15, 2007	918,056
Due December 27, 2007	655,755
Subtotal	$12,852,796

Notes payable (interest-free and unsecured) to unrelated companies:
Due November 8, 2007	$104,921
Due November 19, 2007	632,188
Due December 31, 2007	655,755
Due February 22, 2008	822,934
Subtotal	$2,215,798

Total	$15,068,594

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $7,440 and $Nil for six months ended June 30, 2007 and 2006, respectively. Restricted cash of $12,852,796 was held as collateral for notes payable at June 30, 2007.  Also see Note 3(a).

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
NOTE 12. INCOME TAXES

                   (a)    Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax (“CIT”)   rate of the Company  is 33%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Kandi the first profitable year for income tax purposes as a foreign investment company was 2006. Dingji is a subsidiary of Kandi and its applicable corporate income tax rate is at progressive from 18% to 33%.

Income tax expense for the six months ended June 30, 2007 and 2006 are summarized as follows:

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
Current:
Provisions for CIT	$32	$-

Deferred:
Provisions for CIT	$(1,920)	$-

Income tax expense	$(1,888)	$-

The Company’s income tax expense differs from the “expected” tax expense for the six months ended June 30, 2007 (computed by applying the CIT rate of 33% percent to income before income taxes) as follows:

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
Provisions for CIT	$(939,683)	$-
Tax exemption	$937,795	-

Income tax expense	$(1,888)	$-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 12.    INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of   June 30, 2007 are as follows:

June 30, 2007
(Unaudited)
Deferred tax assets:
Current portion:
Other	$9,964
Subtotal	9,964

Non-current portion:
Depreciation	3,888
Subtotal	3,888

Total deferred tax assets	13,852

Deferred tax liabilities:
Current portion:
Other	12,809
Subtotal	12,809

Deferred tax liabilities:
Non-current portion:
Others	3,357
Subtotal	3,357

Total deferred tax liabilities	16,166

Net deferred tax liabilities	$(2,314)

                         (b)  Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods       in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

On January 1, 2002, the export policy of VAT "Exemption, Credit and Refund" began to apply to all exports by manufacture-based enterprises. In accordance with this policy, exported goods are exempted from output VAT and the input VAT charged for purchases of the raw materials, components and power consumed for the production of the exported goods may be refunded. The refund rates of vehicle related products applicable to the company are from 13% to 17%.

The refundable VAT of $1,705,450 at June 30, 2007 is included in other receivables in the accompanying condensed consolidated balance sheet.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 13.  CONTINGENCIES

(I) In 2006, the Company brought a legal action against Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua   No.1 Construction Co., Ltd. for their delay in the contruction in Jinhua Industrial district. As the plaintiff, the Company claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company won the lawsuit and Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 as compensation to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of the date this report is filed. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2007.

(II) In 2006, the Company brought a legal action against Weifang Rongda Automobile Trading Co., Ltd.(“Rongda”) for goods returned from Rongda that were damaged. As the plaintiff, the Company has claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 8, 2006, the Company won the lawsuit and Weifang Rongda Automobile Trading Co., Ltd. was required to pay approximately $26,408 as compensation to the Company. However, the defendant appealed the ruling to a higher level court and the Company has not received the compensation as of the date this report is filed. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2007.

NOTE 14. FORFEITURE OF CUSTOMER DEPOSIT

The forfeiture of the customer deposit resulted from the customer’s breach of the contract.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Report on Form 10-QSB as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview

        Kandi Technologies, Corp (formerly Stone Mountain Resources, Inc., the “Company”) was originally incorporated on March 31, 2004.  As a result of the share exchange transaction that was completed on June 29, 2007, Stone Mountain Resources, Inc. (“Stone Mountain”) issued 12,000,000 shares of its common stock to the sole shareholder of Continental Development Limited (“Continental”), in exchange for 100% of the common stock of Continental.  Continental conducts its business operations through its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi”), a People’s Republic of China (“PRC” or “China”) company.  As a result of the Closing, Continental became a wholly owned subsidiary of Stone Mountain. From and after the Closing Date, the business of the Company is that of Continental’s wholly owned subsidiary, Kandi.

        The transaction was accounted for as a reverse merger.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, Stone Mountain (the legal acquirer) is considered the accounting acquiree and Continental (the legal acquiree) was considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance be those of Continental, with the assets and liabilities, and revenues and expenses, of Stone Mountain being included effective from the date of consummation of the Share Exchange Transaction. Stone Mountain is deemed to be a continuation of the business of Continental. The outstanding stock of Stone Mountain prior to the Share Exchange Transaction was accounted for at its net book value and no goodwill will be recognized.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and June 30, 2006.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended
	June 30,
	2007 (Unaudited)		2006 (Unaudited)	Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Growth in Amount	Increase in %
REVENUES	11,155,508	100.00%	2,859,686	100.00%	8,295,822	290.10%
COST OF GOODS SOLD	8,445,862	75.71%	2,620,490	91.64%	5,825,372	222.30%
GROSS PROFIT	2,709,646	24.29%	239,196	8.36%	2,470,450	1,032.81%
Selling and Marketing	202,538	1.82%	39,989	1.40%	162,549	406.48%
General and Administrative	170,936	1.53%	101,031	3.53%	69,905	69.19%
Research and Development	40,749	0.37%	25,948	0.91%	14,801	57.04%
INCOME FROM OPERATIONS	2,295,423	20.58%	72,228	2.53%	2,223,195	3,078.02%
Government Grants	12,191	0.11%	-	0.00%	12,191	100.00%
Interest Expense, Net	(361,748)	(3.24%)	(156,309)	(5.47%)	(205,439)	131.43%
Other Income (Expense), Net	(72,228)	(0.65%)	422	0.01%	(72,650)	(17,215.64%
INCOME BEFORE INCOME TAX	1,873,638	16.80%	(83,659)	(2.93%)	1,957,297	2,339.61%
INCOME TAX	33,412	0.30%	-	0.00%	33,412	100.00%
NET INCOME	1,907,050	17.10%	(83,659)	(2.93%)	1,990,709	2,279.55%

 Revenues. For the three months ended June 30, 2007, our revenues increased approximately 290% from $2,859,686 to $11,115,508 relative to the same period ended June 30, 2006. The biggest factor in the increase of our revenues was the increased sales of the Go-kart, the beach vehicles developed and introduced by the Company.  Go-kart was introduced in 2006 and it was well received by customers because of its low cost, good performance and reliability. This reputation has helped boost the sale in this particular product. Furthermore, the export tax rebate was reduced from 17% to 9% beginning July 1, 2007, therefore, the Company pushed most of its orders originally scheduled to be shipped in the third quarter this year to the month of June. This is one of the main reasons for the sharp increase in sales in the second quarter ended June 30, 2007.

Cost of Sales. Cost of sales increased from $2,620,490 for the three months ended June 30, 2006 to $8,445,862, or approximately 222%,  for the same period in 2007, reflecting the increase in production manufacturing associated with the manufacturing of the beach vehicles during the quarter as discussed above. However, in terms of cost of sales as a percentage of net revenues, our cost of sales for this quarter in 2007 was approximately 76% of net revenues as compared to approximately 92% of net revenues for the same quarter in 2006. The main reason for the improvement in cost of sales was due to tighter cost controls and discounts obtained in raw materials because of the increase in purchase volume as sales increased.

Gross Profit. Gross profit increased approximately 1,033% from $239,196 for the three months ended June 30, 2006 to $2,709,646 for the three months ended June 30, 2007. This increase in gross profit was primarily due to the increased revenues and reduction in cost of sales.

Selling and Marketing Expenses. For the three months ended June 30, 2007, selling and marketing expenses increased approximately 406% from $39,989 to $202,538 relative to the three months ended June 30, 2006. The increase was primarily due to increase in the expansion of the sales department because of the sharp increase in sales revenue.

General and Administrative Expenses. For the three months ended June 30, 2007, general and administrative expenses increased approximately 69% from $101,031 to $170,936 relative to the three months ended June 30, 2006. The increase was primarily due to increase in headcount of the administration department as the Company went public in June 2007.

Research and Development Expenses. For the three months ended June 30, 2007, research and development expenses increased approximately 57% from $25,948 to $40,749 relative to the three months ended June 30, 2006. The increase was primarily due to the continuing effort the Company spent on improvement of its existing products.

   Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results. Under the new law, the Company had a tax benefit of $33,412 for the three months ended June 30, 2007, compared to a tax expenses of $NIL for the same period of 2006.

Net Income.  Net income increased approximately 2,280% from a loss of $83,659 for the three months ended June 30, 2006 to an income of $1,907,050 for the three months ended June 30, 2007.  This increase in net income was due primarily to the increase in both our revenues and gross profits.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006.

        The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended
	June 30,
	2007		2006
	(Unaudited)		(Unaudited)		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Growth in Amount	Increase in %
REVENUES	17,148,966	100%	4,756,821	100%	12,392,145	260.51%
COST OF GOODS SOLD	13,292,442	77.51%	4,283,201	90.04%	9,009,241	210.34%
GROSS PROFIT	3,856,524	22.49%	473,620	9.96%	3,382,904	714.27%
Selling and Marketing	366,578	2.14%	85,035	1.79%	281,543	331.09%
General and Administrative	342,320	2.00%	219,175	4.61%	123,145	56.19%
Research and Development	52,615	0.31%	49,608	1.04%	3,007	6.06%
INCOME FROM OPERATIONS	3,095,011	18.05%	119,802	2.52%	2,975,209	2,483.44%
Forfeiture of Customer Deposit	267,673	1.56%	-	0.00%	267,673	100.00%
Government Grants	12,132	0.07%	65,946	1.39%	(53,814)	(81.60%)
Interest Expense, Net	(450,441)	(2.63%)	(275,007)	(5.78%)	(175,434)	63.79%
Other Income (Expense), Net	(76,851)	(0.45%)	565	0.01%	(77,416)	(13,701.95%)
INCOME BEFORE INCOME TAX	2,847,524	16.60%	(88,694)	(1.86%)	2,936,218	3,310.50%
INCOME TAX	(1,888)	0.01%	-	0.00%	(1,888)	100.00%
NET INCOME	2,845,636	16.59%	(88,694)	(1.86%)	2,934,330	3,308.37%

Revenues. For the six months ended June 30, 2007, our revenues increased approximately 261% from $4,756,821 to $17,148,966 relative to the same period ended June 30, 2006. The main reason in the increase of our revenues was the increase in sale of the beach vehicles developed and launched by the Company.

Cost of Sales. Cost of sales increased from $4,283,201 for the six months ended June 30, 2006 to $13,292,442 for the same period in 2007, reflecting the increase in production manufacturing associated with the manufacturing of the beach vehicles during the six months as discussed above. However, in terms of cost of sales as a percentage of net revenues, our cost of sales for the six months ended June 30, 2007 was approximately 78% of net revenues as compared to approximately 90% of net revenues for the same period in 2006 due to lower raw material costs as purchase volume increased sharply and due to better cost control.

Gross Profit. Gross profit increased approximately 714% from $473,620 for the six months ended June 30, 2006 to $3,856,524 for the six months ended  June 30, 2007. This increase in gross profit was primarily due to the increased revenues.

Selling and Marketing Expenses. For the six months ended June 30, 2007, selling and marketing expenses increased approximately 331% from $85,035 to $366,578 relative to the six months ended June 30, 2006. The increase was primarily due to increase in the expansion of the sales department as sales increased sharply.

General and Administrative Expenses. For the six months ended June 30, 2007, general and administrative expenses decreased approximately 56% from $219,175 to $342,320 relative to the six months ended June 30, 2006. The increase was primarily due to increase in headcount of the admin department as the company went public in June 2007.

Research and Development Expenses. For the six months ended June 30, 2007, research and development expenses increased approximately 6% from $49,608 to $52,615 relative to the three months ended June 30, 2006. The decrease was primarily due to the continuing effort the Company spent on improvement of its existing products. .

   Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results. For the six months ended June 30, 2007, the Company incurred a tax expense of $1,888 as compared to $NIL for the same period of 2006.

Net Income.  Net income increased approximately 3,308% from a loss of $88,694 for the six months ended June 30, 2006 to an income of $2,845,636 for the six months ended June 30, 2007.  This increase in net income was due primarily to the increase in both our revenues and gross profits, and reduction in cost of sale.

Liquidity and Capital Resources

Cash Flows

Six Months ended June 30, 2007and 2006

        Net cash flow provided by operating activities was $2,208,423 for the six months ended June 30, 2007 as compared to $803,839 in cash flow used in operating activities in the same period of 2006. The decrease of net cash flow used in operating activities was mainly due to increased sales, the collection of outstanding loans and cash inflows generated by incremental operations.

        Net cash flow used in investing activities was $8,114,887 for the six months ended June 30, 2007 as compared to net cash flow provided by investing activities of $634,396 in the same period of 2006. Uses of cash flow for investing activities offset  in the six months period ended June 30, 2007 included the construction of manufacturing facilities and the purchase of associated machinery and equipment, restricted cash, insurance and repayment of notes receivables.

 Net cash flow provided by financing activities was $6,272,758 in the six months ended June 30, 2007, as compared to net cash flow used in financing activities of $2,222,862 in the same period of 2006. The net cash flow provided by financing activities was mainly due to the collection of loan payments and interest owed to the Company for the six months ended June 30, 2007.  Uses of cash flow included payment of notes payable, interest and premiums payable on loans for the six months ended June 30, 2006.

Working Capital

 Our working capital increased by $2,968,374 to $695,528 at June 30, 2007, as compared to $(2,272,846) at December 31, 2006.  The increase in working capital at June 30, 2007 was mainly attributed to our increase in accounts receivables and reduction in notes receivable.

 The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.  Also, from time to time, the Company may require extra funding through financing activities and investments for expansion.  Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.  However, as of June 30, 2007, the Company did not have any plan for additional capital through external funding and financing.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

 The following tables summarize our contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$13,034,060	$13,034,060	$--	$--	$--
Other Indebtedness	$15,068,594	$15,068,594	$--	$--	$--
Capital Lease Obligations	$--	$--	$--	$--	$--
Operating Leases	$--	$--	$--	$--	$--
Purchase Obligations	$--	$--	$--	$--	$--
Total Contractual Obligations:	$28,102,654	$28,102,654	$-	$--	$--

             Bank indebtedness consists of secured and unsecured borrowings from Industrial and Commercial Bank of China Limited, ICBC Jinhua Economic Exploration Zone Branch, Shanghai Pudong Development Bank, Commercial Bank, Jiangnan Branch, Huaxia Bank, Hangzhou Jianguo Branch, and the Agricultural Bank.

 Other indebtedness includes short-time loans, and loans borrowed from individuals.

Off-balance Sheet Arrangements

 Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Accounting Policies

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

☐☐☐	Persuasive evidence of an arrangement exists,
☐☐☐	Delivery has occurred or services have been rendered,

☐☐☐	The seller's price to the buyer is fixed or determinable, and
☐☐☐	Collectibility is reasonably assured.

The Company does not provide any warranty for the goods sold to customers.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made.  Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

The implementation of the above pronouncement is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, pursuant to the Share Exchange Agreement, Stone Mountain issued 12,000,000 shares of its common stock to the Continental Shareholder in exchange for 100% of the outstanding shares of Continental. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act of 1933.  Stone Mountain made this determination based on the representations of the Continental Shareholder, which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that such shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On July 11, 2007, the Company received written consents in lieu of a meeting of Stockholders from Excelvantage Group Limited, the holder of 12,000,000 shares representing approximately 60.12% of the 19,961,100 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholder") (1) authorizing the Company's Board of Directors, to amend the article of incorporation to change the Company’s name to Kandi Technologies, Corp.; and (2) authorizing the appointment of Mr. Heung Sang Fong to the Board of Directors.  Such actions will be effective August 13, 2007.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)               Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

             (b)              Reports of Form 8-K

                                 On July 6, 2007, we filed an 8-K based upon the share exchange agreement set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE MOUNTAIN RESOURCES, INC.

Date: September 21, 2007	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Date: September 21, 2007	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer