Form 10QSB
period 2007-09-30
Kandi Technologies Corp
filed 2007-11-19
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

(86 - 0579) 82239700
 (Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ࿠ No ☑

As of November 15, 2007, the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format. (Check one): Yes ࿠ No ☑

TABLE OF CONTENTS

Page

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and results of operations	22

Item 3.	Controls and Procedures	27

PART II-- OTHER INFORMATION

Item 1.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 2.	Defaults Upon Senior Securities	28

Item 3.	Submission of Matters to a Vote of Security Holders	28

Item 4.	Other Information	28

Item 5.	Exhibits and Reports on Form 8-K	28

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$663,308	$1,034,017
Restricted cash	8,666,535	9,092,423
Accounts receivable	12,598,385	7,572,565
Deposit for acquisition	9,740,470	-
Inventories	3,378,476	5,463,179
Notes receivables	1,181,535	430,811
Other receivables	1,603,678	2,988,016
Prepayment and deposits	738,388	332,556
Advance to suppliers	46,884	184,221
Due from employees	-	31,901
Deferred tax assets	4,684	99
Total Current Assets	38,622,343	27,129,788
NON CURRENT ASSETS
Plant and equipment, net	9,346,741	9,224,935
Land use rights, net	389,321	395,926
Construction in progress	1,064,855	307,158
Deferred tax assets	3,502	2,784
Total Non Current Assets	10,804,419	9,930,803

TOTAL ASSETS	$49,426,762	$37,060,591

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,586,970	$6,626,826
Other payables and accrued expenses	298,639	310,406
Short-term bank loans	16,021,654	9,163,737
Current portion of long-term bank loan	1,920,934	1,920,934
Customer deposits	1,107,022	601,168
Notes payable	10,854,656	10,779,563
Deferred taxes	8,167	-
Due to related parties	3,680	-
Total Current Liabilities	37,801,722	29,402,634

NON CURRENT LIABILITIES
Deferred tax liabilities	2,546	3,277
Total Non Current Liabilities	2,546	3,277

TOTAL LIABILITIES	37,804,268	29,405,911

CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized;	19,961	12,000
19,961,000 and 12,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively
Additional paid-in capital	7,138,105	7,154,193
Retained earnings	3,823,217	96,024
Accumulated other comprehensive income	641,211	392,463
Total Shareholders' Equity	11,622,494	7,654,680

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,426,762	$37,060,591

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES, NET OF SALES TAX	$8,854,668	$1,552,217	$26,022,205	$6,338,562

COST OF GOODS SOLD	7,389,605	1,129,089	20,666,981	5,440,601
GROSS PROFIT	1,465,063	423,128	5,355,224	897,961

Selling and marketing	292,074	54,140	657,342	139,480

General and administrative	248,992	65,501	614,615	285,757

Research and development	16,122	37,777	68,925	87,538
Total operating expenses	557,188	157,418	1,340,882	512,775

INCOME FROM OPERATIONS	907,875	265,710	4,014,342	385,186

INTEREST EXPENSE, NET	(272,818)	(174,741)	(723,171)	(450,734)

GOVERNMENT GRANTS	3,049	30,968	15,233	97,194

FORFEITURE OF CUSTOMER DEPOSIT	233,584	-	500,304	-

OTHER INCOME (EXPENSES), NET	20	4,971	(77,404)	5,519

INCOME BEFORE INCOME TAXES	871,710	126,908	3,729,304	37,165

INCOME TAXES	(212)	-	(2,111)	-
NET INCOME	871,498	126,908	3,727,193	37,165

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	45,188	292,272	248,748	340,532

Income tax expense related to other comprehensive income	(14,912)	(96,450)	(82,087)	(112,376)

OTHER COMPREHENSIVE INCOME, NET OF TAX	$30,276	$195,822	$166,661	$228,156

COMPREHENSIVE INCOME	$901,774	$322,730	$3,893,854	$265,321

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	19,961,000	12,000,000	14,741,150	12,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.04	$0.01	$0.25	$0.00

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

BALANCE AT JANUARY 1, 2007	12,000,000	$12,000	$7,154,193	$96,024	$392,463	$7,654,680

Foreign currency translation gain	-	-	-	-	248,748	248,748

Recapitalization	7,961,000	7,961	(16,088)	-	-	(8,127)

Net income	-	-	-	3,727,193	-	3,727,193

BALANCE AT SEPTEMBER 30, 2007	19,961,000	$19,961	$7,138,105	$3,823,217	$641,211	$11,622,494

See accompanying notes to the condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,727,193	$37,165
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	987,296	725,613
Deferred taxes	2,133	-
Forfeiture of customer deposit	(500,304)	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease in:
Accounts receivable	(5,025,820)	(2,119,004)
Inventories	2,084,702	180,420
Other receivables	1,384,338	693,923
Due to employee	139,695	(13,542)
Prepayments for goods and prepaid expenses	(405,831)	(1,004,419)

Increase (Decrease) in:
Accounts payable	960,146	624,376
Other payables and accrued liabilities	(19,672)	3,581
Tax payable	(2,953)	-
Customer deposits	1,006,158	280,497
Net cash provided by (used in) operating activities	4,337,081	(591,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	425,887	1,982,603
Purchases of plant and equipment	(1,102,497)	(367,076)
Purchases of construction in progress	(757,697)	(1,405,602)
Deposit for acquisition	(9,740,470)	-
Issuance of notes receivable	(6,318,385)	(616,844)
Repayment of notes receivable	5,567,660	576,781
Payment for acquisition, net for cash acquired	-	(69,391)
Reverse merger with SMOU, net of cash acquired	373	-
Net cash (used in) provided by investing activities	(11,925,129)	100,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loans	18,493,438	8,307,307
Repayment of short term bank loans	(11,635,522)	(5,218,755)
Proceeds from notes payable	23,284,106	101,155
Repayment of notes payable	(23,209,013)	(3,899,978)
Repayment of advances to related parties	35,582	830,933
Net cash provided by financing activities	6,968,591	120,662

NET DECREASE IN CASH AND CASH EQUIVALENTS	(619,457)	(370,257)
Effect of exchange rate changes on cash	248,748	340,532
Cash and cash equivalents at beginning of period	1,034,017	876,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$663,308	$847,264

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$3,011	$-
Interest paid	$682,093	$440,453

See accompanying notes to the condensed consolidated financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended September 30, 2007 and 2006, $12,132 and $821,092 were transferred from construction in progress to plant and equipment, respectively.

2.
On September, 25, 2006, the Company acquired 100% interest of Zhejiang Yongkang Import and Export Co., Ltd (“Top”) for $632,215 in cash and Top became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and cash equivalents	$562,824
Restricted cash	13,080,930
Accounts receivable	2,779,098
Plant and equipment, net	312,311
Other receivables and prepayments	1,781,049
Other assets	148,658
Total assets purchased	$18,664,870

Accounts payable	(1,942,728)
Other payable and accrued liabilities	(1,095,986)
Short-term bank loans	(1,719,918)
Notes payable	(13,086,854)
Deferred taxes	(3,236)
Other liabilities	(183,933)
Total liabilities assumed	$(18,032,655)

Total net assets	632,215
Share percentage	100%
Net assets acquired	$632,215
Total consideration paid	$632,215

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp (Formerly Stone Mountain Resources, Inc.) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 29, 2007, the Stone Mountain Resources, Inc changed its name to Kandi Technologies, Corp.

On June 29, 2007, pursuant to a share exchange agreement between Stone Mountain Resources, Inc. (“Stone Mountain”), Continental Development Limited, (“Continental”) and Excelvantage (Continental’s sole shareholder), Stone Mountain issued 12,000,000 shares of its common stock to Excelvantage, in exchange for 100% of the common stock of Continental. As a result of the share exchange, Continental became a wholly-owned subsidiary of Stone Mountain. The Company conducts its operations through its wholly owned subsidiary, Zhejiang Kandi Vehicles Co. Ltd (“Kandi”), a People’s Republic of China (“PRC”) company.

The exchange transaction was accounted for as a reverse acquisition in accordance with SFAS No. 141.” Business Combinations”. The acquisition is accounted for as the recapitalization of Kandi. Accordingly, the condensed consolidated statements of income include the results of operations of Kandi from January 1, 2007 and 2006, and the results of operations of Kandi Technologies, Corp from the acquisition date through September 30, 2007.

The primary operations of the Kandi Technologies, Corp and subsidiaries (the “Company”) is developing, manufacturing, and commercializing all-terrain vehicles, Go- karts, and specialized automobile related products in the PRC. Sales are also made to dealers in the PRC, Europe, North America and Southeast Asia.

NOTE 2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Form 8-K, filed with the Securities and Exchange Commission on July 6, 2007.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Import & Export Co., Ltd. (“Dingji”), its wholly owned subsidiary.

All significant inter-company accounts and transactions have been eliminated in consolidation.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash represents time deposits on account to secure notes payable. See Note 11. These balances are subject to withdrawal restrictions and totaled $8,666,535 and $9,092,423 as of September 30, 2007 and December 31, 2006 respectively.

(c)  Use of Estimates

The preparation of financial statements in conformity with the Generally Accepted Accounting Principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(d)   Earnings Per Share

Basic earning per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

(e)   Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Trade receivables due from three customers comprise of 43% and 66% of total accounts receivable at September 30, 2007 and December 31, 2006 respectively.

(f)   Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and nine months ended September 30, 2007 and 2006.

During the nine months ended September 30, 2007 and 2006, approximately 31% and 41% of total inventory purchases were from four major suppliers respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)  Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,

-Delivery has occurred or services have been rendered,

-The seller's price to the buyer is fixed or determinable, and

-Collectibility is reasonably assured.

(h)  Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the PRC. The consolidated financial statements are translated into United States dollars from RMB at balance sheet date exchange rates as to assets and liabilities and average exchange rates of the quarter as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2007	December 30, 2006	September 30, 2006

Period ed RMB: US$ exchange rate	7.5108	7.8087	7.9087

Average period RMB:US$ exchange rate	7.6598	7.935	7.9895

(i)   Income taxes

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

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law. Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the current applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there are still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by the best estimation method.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)   Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, restricted cash, notes receivable, accounts receivable, other receivables and prepaid expenses, due from employees, prepayments for goods, accounts payable, other payables and accrued liabilities, debt, tax payables, customer deposits, due to employees and due to related parties. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which will become effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

NOTE 5.  INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$1,805,724	$2,823,478
Work-in-progress	1,085,103	1,938,932
Finished goods	487,649	700,769
Total inventories	$3,378,476	$5,463,179

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 6.  NOTES RECEIVABLE

Notes receivable are from unrelated companies and consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Due March 19, 2007 (subsequently settled on its due date)	-	97,327
Due May 30, 2007 (subsequently settled on its due date)	-	250,243
Due July 31, 2007 (subsequently settled on its due date)	-	83,241
Due October 9, 2007, interest free (subsequently settled on its due date)	105,049	-
Due December 5, 2007, interest free	66,362	-
Due December 11, 2007, interest free	13,131	-
Due March 8, 2008, interest free	77,815	-
Due March 25, 2008, interest at 6.12% per annum	919,178	-
Total	$1,181,535	$430,811

Interest income on notes receivable for the nine months ended September 30, 2007 and 2006 was $184,350 and NIL, respectively, which was recognized in the accompanying condensed consolidated statements of income.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 7 - CONCENTRATIONS

The Company has major customers who accounted for the following percentage of total sales and accounts receivable in 2007 and 2006:

	Sales		Accounts Receivable

Major Customers	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	September 30, 2007	December 31, 2006
Company A	29%	-	20%	-
Company B	18%	-	19%	-
Company C	13%	-	13%	-
Company D	14%	35%	12%	31%
Company E	10%	22%	9%	19%

The Company has major suppliers who accounted for the following percentage of total purchases and accounts payable in 2007 and 2006:

	Purchase		Accounts Payable

Major Customers	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	September 30, 2007	December 31, 2006
Company F	-	22%	-	17%
Company G	9%	9%	7%	7%
Company I	10%	5%	5%	3%
Company J	6%	5%	5%	-
Company K	6%	-	4%	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 8.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
At cost:
Buildings	$3,564,305	$3,371,280
Machinery and equipment	8,258,164	7,955,806
Motor vehicles	745,760	679,554
Office equipment	99,377	81,376
Pattern	522,907	-
	13,190,513	12,088,016
Less: accumulated depreciation
Buildings	384,714	289,224
Machinery and equipment	3,184,193	2,498,695
Motor vehicles	137,193	31,047
Office equipment	59,236	44,115
Pattern	78,436	-
	3,843,772	2,863,081
Plant and equipment, net	$9,346,741	$9,224,935

The net book value of plant and equipment pledged for certain bank loans at September 30, 2007 and December 31, 2006 was $9,346,741 and $557,730 respectively. Also see Note 10. Depreciation expense for nine months ended September 30, 2007 and 2006 was $980,691 and $719,265, respectively.

NOTE 9.  LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Cost of land use rights	$460,943	$460,943
Less: Accumulated amortization	(71,622)	(65,017)
Land use rights, net	$389,321	$395,926

Amortization expense for the nine months ended September 30, 2007 and 2006 was $6,605 and $6,348, respectively.

Amortization expense for the remaining part of 2007, for the next four years and thereafter is as follows:

September 30, 2007
(Unaudited)
2007	$1,661
2008	6,643
2009	6,643
2010	6,643
2011	6,643
Thereafter	361,088
Total	$389,321

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 10. SHORT TERM BANK LOANS

Short term bank loans consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Loans from Industrial and Commercial Bank of China-Exploration Zone Branch:
Monthly interest only payments at 5.85% per annum, due June 5, 2007, secured by land use right and plant and equipment owned by the Company.	$-	$1,280,623
Monthly interest only payments at 5.85% per annum, due July 24, 2007, secured by land use right and plant and equipment owned by the Company.	-	384,187
Monthly interest only payments at 6.12% per annum, due September 7, 2007, secured by land use right and plant and equipment owned by the Company.	-	345,768
Monthly interest only payments at 6.12% per annum, due October 17, 2007, secured by land use right and plant and equipment owned by the Company.	-	870,824
Monthly interest only payments at 6.12% per annum, due November 1, 2007, secured by land use right and plant and equipment owned by the Company.	-	448,218
Monthly interest only payments at 6.12% per annum, due November 27, 2007, secured by land use right and plant and equipment owned by the Company.	-	512,249
Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by land use right and plant and equipment owned by the Company.	393,933	-
Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by land use right and plant and equipment owned by the Company.	354,540	-
Monthly interest only payments at 7.88% per annum, due June 5, 2008, secured by land use right and plant and equipment owned by the Company.	656,556	-
Monthly interest only payments at 7.88% per annum, due April 10, 2008, secured by land use right and plant and equipment owned by the Company.	656,556	-
Monthly interest only payments at 6.12% per annum, due November 27, 2007, (subsequently settled) secured by land use right and plant and equipment owned by the Company.	525,245	-
Monthly interest only payments at 6.12% per annum, due November 1, 2007, (subsequently settled) secured by land use right and plant and equipment owned by the Company.	459,589	-
Monthly interest only payments at 6.57% per annum, due October 17, 2007, (subsequently settled) secured by land use right and plant and equipment owned by the Company.	892,916	-

Loans from Commercial Bank -- Jiangnan Branch:
Monthly interest only payments at 7.254% per annum, due January 15, 2007, guarantee by Jiandezhen De’er Investment Co., Ltd and Yongkang Tangxin Metal Foundry Company (subsequently repaid on its due date).	-	2,561,246
Monthly interest only payments at 7.605% per annum, due May 11, 2007, secured by land use right and plant and equipment owned by the Company.	-	1,280,622
Monthly interest only payments at 7.67% per annum, due May 10, 2008, secured by land use right and plant and equipment owned by the Company.	1,313,111	-
Monthly interest only payments at 7.65% per annum, due January 10, 2008, guaranteed by Jiangxi Jindezheng De’er Investment Co	2,626,223	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 10. SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2007	December 31, 2006
	(Unaudited)
Loans from Agricultural Bank, Yongkang Branch. Secured by account receivable with carrying amount $1,480,000:
Monthly interest only payments at 6.39% per annum, due February 2, 2007	$-	$330,000
Monthly interest only payments at 6.36063% per annum, due March 12, 2007	-	700,000
Monthly interest only payments at 6.36% per annum, due January 13, 2007	-	450,000

Loans from AOC-Hangzhou Branch:
Monthly interest only payments at 6.36% per annum, due November 4, 2007, (subsequently settled) guaranteed by Nanlong Group Co., Ltd.	973,187	-
Monthly interest only payments at 6.36% per annum, due October 11, 2007, (subsequently settled) guaranteed by Export Credit Insurance	604,241	-

Loans from Shanghai Pudong Development Bank:
Monthly interest only payments at 6.33% per annum, due February 14, 2008, guaranteed by Nanlong Group Co., Ltd.	2,626,223	-

Loans from Shanghai Pudong Development Bank:
Monthly interest only payments at 6.33% per annum, due August 9, 2008, secured by land use right and plant and equipment owned by the Company.	3,939,334

Total	$16,021,654	$9,163,737

Interest expense for the nine months ended September 30, 2007 and 2006, was $767,348 and $450,734, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 11.  NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Bank acceptance notes aaacceptance notes:
Due October 30, 2007 (subsequently settled on its due date)	$-	$1,570,083
Due January 4, 2007 (subsequently settled on its due date)	-	960,467
Due February 12, 2007 (subsequently settled on its due date)	-	1,280,623
Due February 10, 2007 (subsequently settled on its due date)	-	1,280,623
Due January 26, 2007 (subsequently settled on its due date)	-	640,311
Due January 5, 2007 (subsequently settled on its due date)	-	960,467
Due March 11, 2007 (subsequently settled on its due date)	-	1,152,560
Due March 25, 2007 (subsequently settled on its due date)	-	1,024,498
Due March 28, 2007 (subsequently settled on its due date)	-	1,280,623
Due January 3, 2007 (subsequently settled on its due date)	-	512,250
Due August 1, 2008	262,622	-
Due March 12, 2008	69,327	-
Due February 2, 2008	377,567	-
Due March 18, 2008	656,556	-
Due November 18, 2007	105,049	-
Due November 18, 2007	144,442	-
Due February 6, 2008	1,050,489	-
Due February 6, 2008	656,556	-
Due March 20, 2008	919,178	-
Due January 30, 2008	525,245	-
Due January 26, 2008	1,575,734	-
Due December 27, 2007	656,556	-
Due February 20, 2008	1,313,111	-
Due February 21, 2008	1,313,111	-
Subtotal	$9,625,543	$10,662,505

Notes payable (interest-free and unsecured) to unrelated companies:
Due November 11, 2007	$-	$102,450
Due May 30, 2007	-	14,608
Due January 15, 2008	656,556	-
Due November 19, 2007	572,557	-
Subtotal	$1,229,113	$117,058

Total	$10,854,656	$10,779,563

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $4,100 and Nil for nine months ended September 30, 2007 and 2006, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 11.  NOTES PAYABLE (CONTINUED)

Restricted cash of $8,666,535 and $9,092,423 were held as collateral for the following notes payable at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Unaudited)
Due January 4, 2007 (subsequently settled on its due date)	$-	$960,467
Due February 12, 2007 (subsequently settled on its due date)	-	1,280,623
Due February 10,2007 (subsequently settled on its due date)	-	1,280,623
Due January 26, 2007 (subsequently settled on its due date)	-	640,311
Due January 5, 2007 (subsequently settled on its due date)	-	960,467
Due March 11. 2007 (subsequently settled on its due date)	-	1,152,561
Due March 25, 2007 (subsequently settled on its due date)	-	1,024,498
Due March 28, 2007 (subsequently settled on its due date)	-	1,280,623
Due January 3, 2007 (subsequently settled on its due date)	-	512,250
Due January 16, 2008	1,575,734	-
Due February 20, 2008	1,313,111	-
Due February 21, 2008	1,313,111	-
Due February 6, 2008	1,050,488	-
Due March 20, 2008	919,178	-
Due March 18, 2008	656,556	-
Due February 6, 2008	656,556	-
Due December 17, 2007	656,556	-
Due January 30, 2008	525,245	-
Total	$8,666,535	$9,092,423

NOTE 12. LONG TERM DEBT

Long-term debt as of September 30, 2007 consists of the followings:

	September 30, 2007	December 31, 2006
	(Unaudited)
Loan from Huaxia bank Hangzhou Jianguo branch, due November 22, 2007, quarterly interest only payments at 6.336% per annum, secured by the assets owned by the Company.	$1,920,934	$1,920,934
Total long-term bank loan	1,920,934	$1,920,934
Less: current portion	(1,920,934)	(1,920,934)
Total long-term debt	$-	$-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 13. INCOME TAXES

(a)   Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the applicable CIT rate of the Company is 33%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign investment company was 2006. Dingji is a subsidiary of the Company and its applicable corporate income tax rate is at progressive from 18% to 33%.

On March 16, 2007, the National People's Congress of the PRC adopted a new corporate income tax law. Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the current applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there are still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on the Company’s best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by the best estimation method.

Income tax expense for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	$2,111	$-

Income tax expense	$2,111	$-

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2007 and 2006 (computed by applying the CIT rate of 33% percent to income before income taxes, adjusted by the 25% new tax rate as expected to be enforced in January 1, 2008) as follows:

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Computed “expected” (expense)	$1,230,670	$12,264
Tax exemption	(1,230,744)	(12,264)
Tax rate adjustment	(60)	-
Timing difference	$2,245	$-

Income tax expense	$2,111	$-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 13. INCOME TAXES (CONTINUED)

(a)  Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities are as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Deferred tax assets:
Current portion
Others	$4,684	$99
Subtotal	4,684	99

Non-current portion:
Depreciation	3,502	2,784
Subtotal	3,502	2,784

Total deferred tax assets	8,186	2,883

Deferred tax liabilities:
Current portion
Others	8,167	-
Subtotal	8,167	-

Non-current portion:
Others	2,546	3,277
Subtotal	2,546	3,277

Total deferred tax liabilities	10,713	3,277

Net deferred tax liabilities	$(2,527)	$(394)

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

On January 1, 2002, the export policy of VAT "Exemption, Credit and Refund" began to apply to all exports by manufacture-based enterprises. In accordance with this policy, exported goods are exempted from output VAT and the input VAT charged for purchases of the raw materials, components and power consumed for the production of the exported goods may be refunded. Beginning July 1, 2007, the refund rates of vehicle related products applicable to the company were changed to 9%.

The refundable VAT of $1,154,297 and $2,171,195 at September 30, 2007 and December 31, 2006, respectively, is included in “Other Receivables” in the accompanying consolidated balance sheet.

 KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 14.  CONTINGENCIES

(I) In 2006, the Company brought a legal action against Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial district. The court ruled in favor of the Company on December 5, 2006, ordering Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. to pay $186,331 to the Company. However, the two defendants have appealed the ruling and the Company has not received the judgment award as of November 14, 2007. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this for the quarter ended September 30, 2007.

(II) In 2006, the Company brought a legal action against Weifang Rongda Automobile Trading Co., Ltd.(“Rongda”) for goods returned from Rongda that were damaged. The Court ruled in favor of the Company on December 8, 2006, ordering Weifang Rongda Automobile Trading Co., Ltd. to pay $26,408 to the Company. However, the defendant has appealed the ruling and the Company has not received the judgment award as of November 14, 2007. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this for the quarter ended September 30, 2007.

NOTE 15. FORFEITURE OF CUSTOMER DEPOSIT

The forfeitures of customer deposits result from the customers’ breach of the mutual contracts. As of the date this report is filed, the Company did not receive any claims from the customers.

NOTE 16. SUBSEQUENT EVENT

In November 2007, the Company entered into an agreement with the shareholders of Kandi Investment Group, Mr. Hu Xintao and Mr. Lang to purchase 100% of the outstanding shares of Kandi Investment Group. The consideration for acquisition was $9,740,470. The amount was recorded as a deposit at September 30, 2007. The agreement was rescinded on November 7, 2007 by all parties. The deposit will be refunded to the Company.

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

Overview

Stone Mountain Resources, Inc. was originally incorporated on March 31, 2004.  As a result of the share exchange transaction that was completed on June 29, 2007, Stone Mountain issued 12,000,000 shares of Stone Mountain’s common stock (the “Stone Mountain Shares”) to Excelvantage, the sole Continental Shareholder, in exchange for 100% of the common stock of Continental.  Continental conducts its business operations through its wholly owned subsidiary, Zhejiang Kandi Vehicles Co. Ltd. (“Kandi”), a PRC company.  As a result of the Closing, Continental became a wholly owned subsidiary of Stone Mountain. From and after the Closing Date, the business of the Company is that of Continental’s wholly owned subsidiary, Kandi.

The transaction was accounted for as a reverse merger.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, Stone Mountain (the legal acquirer) is considered the accounting acquiree and Continental (the legal acquiree) was considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Continental, with the assets and liabilities, and revenues and expenses, of Stone Mountain included as of the date of consummation of the share exchange transaction. Stone Mountain is deemed to be a continuation of the business of Continental. The outstanding stock of Stone Mountain prior to the share exchange transaction was accounted for at its net book value and no goodwill will be recognized. On August 29, 2007, the Stone Mountain changed its name to Kandi Technologies, Corp.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and September 30, 2006.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the three months ended September 30, 2007 and 2006:

For the Three Months Ended September 30,
2007 (Unaudited)		2006 (Unaudited)		Comparisons
Amount	% of Revenue	Amount	% of Revenue	Growth in Amount	Increase in %

REVENUES	$8,854,668	100.00%	$1,552,217	100.00%	$7,302,451	470.45%
COST OF GOODS SOLD	7,389,605	83.45%	1,129,089	72.74%	6,260,516	554.47%
GROSS PROFIT	1,465,063	16.55%	423,128	27.26%	1,041,935	246.25%
Selling and Marketing	292,074	3.30%	54,140	3.49%	237,934	439.48%
General and Administrative	248,992	2.81%	65,501	4.22%	183,491	280.13%
Research and Development	16,122	0.18%	37,777	2.43%	(21,655)	(57.32%)
INCOME FROM OPERATIONS	907,895	10.25%	265,710	17.12%	642,165	241.68%
Government Grants	3,049	0.03%	30,968	2.00%	(27,919)	(90.15%)
Forfeiture of Customer Deposit	233,584	2.64%	-	N/A	233,584	100.00%
Other (Expense) Income, Net	-	N/A	4,971	0.32%	(4,971)	(100.00%)
Interest Expense, Net	(272,818)	(3.08%)	(174,741)	(11.26%)	(98,077)	(56.13%)
INCOME BEFORE INCOME TAX	871,710	9.84%	126,908	8.18%	744,802	586.88%
INCOME TAX	212	0.00%	-	N/A	212	100.00%
NET INCOME	871,498	9.84%	126,908	8.18%	744,590	586.72%

Revenues. For the three months ended September 30, 2007, our revenues increased approximately 470% from $1,552,217 to $8,854,668 relative to the same period ended September 30, 2006. The biggest factor in the increase of our revenues was the increased sales of the Go-kart, the beach vehicles developed and introduced by the Company.

Cost of Sales. Cost of sales increased from $1,129,089 for the three months ended September 30, 2006 to $7,389,605, or approximately 554%, for the same period in 2007, reflecting the increase in production manufacturing associated with the manufacturing of the beach vehicles during the quarter as discussed above.

Gross Profit. Gross profit increased approximately 246% from $423,128 for the three months ended September 30, 2006 to $1,465,063 for the three months ended September 30, 2007. This increase in gross profit was primarily due to the increase in revenues.

Selling and Marketing Expenses. For the three months ended September 30, 2007, selling and marketing expenses increased approximately 439% from $54,140 to $292,074 relative to the three months ended September 30, 2006. The increase was primarily due to an increase in the expansion of the sales department because of the sharp increase in sales revenue.

General and Administrative Expenses. For the three months ended September 30, 2007, general and administrative expenses increased approximately 280% from $65,501 to $248,992 relative to the three months ended September 30, 2006. The increase was primarily due to increase in headcount of the admin department as the company went public in June 2007.

Research and Development Expenses. For the three months ended September 30, 2007, research and development expenses decreased approximately 57% from $37,777 to $16,122 relative to the three months ended September 30, 2006. The decrease was attributed to the significant research and development expenses required in the initial stage of product development, while such expenses were gradually decreased due to improvements on its existing products.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law take effect on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to changes.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results. Under the new law, the Company had a tax expense of $212 for the three months ended September 30, 2007, compared to a tax expenses of NIL for the same period of 2006.

Net Income.  Net income increased approximately 587% from $126,908 for the three months ended September 30, 2006 to $871,498 for the three months ended September 30, 2007.  This increase in net income was due primarily to the increase in both our revenues and gross profits.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the nine months ended September 30, 2007 and 2006:

For the Nine Months Ended September 30,
2007 (Unaudited)		2006 (Unaudited)		Comparisons
Amount	% of Revenue	Amount	% of Revenue	Growth in Amount	Increase in %

REVENUES	$26,022,205	100%	$6,338,562	100%	$19,683,643	310.54%
COST OF GOODS SOLD	20,666,981	79.42%	5,440,601	85.83%	15,226,380	279.87%
GROSS PROFIT	5,355,224	20.58%	897,961	14.17%	4,457,263	496.38%
Selling and Marketing	657,342	2.53%	139,480	2.20%	517,862	371.28%
General and Administrative	614,615	2.36%	285,757	4.51%	328,858	115.08%
Research and Development	68,925	0.26%	87,538	1.38%	(18,613)	(21.26%)
INCOME FROM OPERATIONS	4,014,342	15.43%	385,186	6.08%	3,629,156	942.18%
Government Grants	15,233	0.06%	97,194	1.53%	(81,961)	(84.33%)
Forfeiture on Customer Deposit	500,304	1.92%	-	N/A	500,304	100.00%
Other (Expense) Income, Net	(77,404)	(0.30%)	5,519	0.09%	(82,923)	(1,502.50%)
Interest Expense, Net	(723,171)	(2.78%)	(450,734)	(7.11%)	(272,437)	(60.44%)
INCOME BEFORE INCOME TAX	3,729,304	14.33%	37,165	(0.59%)	3,692,139	9,934.45%
INCOME TAX	2,111	0.01%	-	N/A	2,111	100.00%
NET INCOME	3,727,193	14.32%	37,165	(0.59%)	3,690,028	9,928.77%

Revenues. For the nine months ended September 30, 2007, our revenues increased approximately 311% from $6,338,562 to $26,022,205 relative to the same period ended September 30, 2006. The main reason in the increase of our revenues was the increase in sale of the beach vehicles developed and launched by the Company.

Cost of Sales. Cost of sales increased from $5,440,601 for the nine months ended September 30, 2006 to $20,666,981 for the same period in 2007, reflecting the increase in production manufacturing associated with the manufacturing of the beach vehicles during the nine months as discussed above. However, in terms of cost of sales as a percentage of net revenues, our cost of sales for the nine months ended September 30, 2007 was approximately 79% of net revenues as compared to approximately 86% of net revenues for the same period in 2006 due to lower raw material costs as purchase volume increased sharply and due to better cost control.

Gross Profit. Gross profit increased approximately 496% from $897,961 for the nine months ended September 30, 2006 to $5,355,224 for the nine months ended September 30, 2007. This increase in gross profit was primarily due to the increased revenues.

Selling and Marketing Expenses. For the nine months ended September 30, 2007, selling and marketing expenses increased approximately 371% from $139,480 to $657,342 relative to the nine months ended September 30, 2006. The increase was primarily due to increase in the expansion of the sales department as sales increased sharply.

General and Administrative Expenses. For the nine months ended September 30, 2007, general and administrative expenses increased approximately 115% from $285,757 to $614,615 relative to the nine months ended September , 2006. The increase was primarily due to increase in headcount of the admin department as the company went public in June 2007.

Research and Development Expenses. For the nine months ended September 30, 2007, research and development expenses decreased approximately 21% from $87,538 to $68,925 relative to the nine months ended September 30, 2006. The decrease was attributed to the heavy incurred of research and development expenses in the initial stage, while such expenses was gradually decreased due to the improvement on its existing products.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results. For the nine months ended September 30, 2007, the Company incurred a tax expense of $2,111 as compared to NIL for the same period of 2006.

Net Income.  Net income increased approximately 9,929% from $37,165 for the nine months ended September 30, 2006 to $3,727,193 for the nine months ended September 30, 2007.  This increase in net income was due primarily to the increase in both our revenues and gross profits, and reduction in cost of sale.

Liquidity and Capital Resources

Cash Flows
Nine Months ended September 30, 2007 and 2006

Net cash flow provided by operating activities was $4,337,081 for the nine months ended September 30, 2007 as compared to $591,390 in cash flow used in operating activities in the same period of 2006. The increase of net cash flow used in operating activities was mainly due to increased sales, the collection of outstanding loans and cash inflows generated by incremental operations.

Net cash flow used in investing activities was $11,925,129 for the nine months ended September 30, 2007 as compared to $100,417 in cash flow provided by investing activities in the same period of 2006. Uses of cash flow for investing activities in the nine month period ended September 30, 2007 included the construction of manufacturing facilities and the purchase of associated machinery and equipment, deposit for acquisition, insurance and repayment of notes receivables.

Net cash flow provided by financing activities was $6,968,591 in the nine months ended September 30, 2007, as compared to net cash flow provided by financing activities of $120,662 in the same period in 2006. The increase in net cash flow used in financing activities was mainly due to the collection of loan payments and interest owed to the Company.  Uses of cash flow included payments of notes payable, interest and premiums payable on loans.

Working Capital

Our working capital increased by $3,093,467 to $820,621 at September 30, 2007, as compared to $(2,272,846) at December 31, 2006.  The increase in working capital at September 30, 2007 was mainly attributed to our increase in accounts receivables and deposit for acquisition and increase in short term bank loans. The deposit for acquisition was a reclassification from advances from suppliers and thus had no cash impact.

The Company currently generates its cash flow through operations and the Company believes that its cash flows generated from operations will be sufficient to sustain operations for the next twelve months.  Also, from time to time, the Company may require extra funding through financing activities and investments for expansion.  Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.  However, as of September 30, 2007, the Company did not have any plan for additional capital through external funding and financing.

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

The following tables summarize our contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than 1
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$17,942,588	$17,942,588	$-	$-	$-
Other Indebtedness	10,854,656	10,854,656	-	-	-
Capital Lease Obligations			-	-	-
Operating Leases			-	-	-
Purchase Obligations			-	-	-
Total Contractual Obligations:	$28,797,244	$28,797,244	$-	$-	$-

Bank indebtedness consists of secured and unsecured borrowings from Industrial and Commercial Bank of China Limited, ICBC Jinhua Economic Exploration Zone Branch, Shanghai Pudong Development Bank, and Commercial Bank, Jiangnan Branch.

Other indebtedness includes short-time loans, and loans from individuals.

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

Related Party Transactions

For a description of our related party transactions, please see the section of this Current Report entitled “Certain Relationships and Related Transactions.”

Accounting Policies

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

---	Persuasive evidence of an arrangement exists,
---	Delivery has occurred or services have been rendered,

---	The seller's price to the buyer is fixed or determinable, and
---	Collectibility is reasonably assured.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results or operations or financial position.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure, due in particular to the lack of appropriate resources dedicated to external financial reporting. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

The Company will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary. The Company is responsible for the effectiveness of its disclosure controls and procedures and will make the appropriate effort to comply with the requirements relating to internal controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

KANDI TECHNOLOGIES, CORP.

Date: November 19, 2007	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Date: November 19, 2007	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer