Form 10-K
period 2007-12-31
Kandi Technologies Corp
filed 2008-03-31
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 000-52186

KANDI TECHNOLOGIES, CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices)

(86-0579) 882239700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2008, there were 19,961,000 shares of the registrant’s common stock issued and outstanding and 1,000,000 shares of the registrant’s preferred stock, $0.001 par value, issued and outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on July 6, 2007 was approximately $10,180,110*.

*Prior to July 6, 2007, no liquid market had existed for our common stock.

DOCUMENTS INCORPORATED BY REFERENCE: none.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Business”, Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1.	Business.

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies, Corp.

Introduction

On June 29, 2007, Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”) executed a share exchange agreement (the “Exchange Agreement”) with Continental Development Limited, a Hong Kong corporation (“Continental”) and Excelvantage Group Limited, a British Virgin Islands Company which owned 100% of Continental (the “Continental Shareholder”). Pursuant to the Exchange Agreement, Stone Mountain issued 12,000,000 shares of its common stock to the Continental Shareholder, in exchange for 100% of the common stock of Continental. After the closing of the Exchange Agreement, Stone Mountain had a total of 19,961,000 shares of common stock outstanding, with the Continental Shareholder owning 60.12% of the total issued and outstanding shares of Stone Mountain’s common stock, and the remaining shares outstanding were held by those who held shares of Stone Mountain’s common stock prior to the closing.

As a result of this transaction, Continental became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd.. On August 13, 2007, we changed our name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

Stone Mountain was a public shell company prior to the closing of the Exchange Agreement. Stone Mountain was originally incorporated on March 31, 2004 in the State of Delaware, and operated as a gold exploration company exploring Nevada mineral properties, before ceasing operations in May 30, 2007.

Description of Business

We are a PRC-based manufacturer of small vehicle production, including all terrain vehicles (“ATVs”), golf carts, motor cycles, motor scooters and approximately 15% China’s global export market of go-karts. Focusing on China's rapid economic development, the Company also sees an increasing need for transportation vehicles for specific purposes, in particular, mini pesticide spraying vehicles and mini service vehicles.  The Company produces a wide and growing range of ATVs which it believes represent the highest quality vehicles of this type in China, aimed at the export market as well as the rapidly growing market in the People’s Republic of China (the “PRC”). The Company also is focused on the development of fashionable, energy saving mini-cars. We have produced mini-cars that have completed the trial stage and are now preparing to start mass production. We expect to begin exporting these cars to the U.S. market in 2008, followed by sales in China when the domestic market is more mature. The full range of the Company's products can be viewed at http://www.kandivehicle.com.

OVERVIEW OF OUR INDUSTRY

The Small Vehicle Market in China

With increased demand and limited supply for oil worldwide, and the resulting increases in oil price, promoting energy-saving vehicles has become one of China's basic national policies for the future development of the automobile industry. In the coming years, the Chinese government plans to devote time and energy to research and implementation of tax policies geared toward the development of energy-saving cars and decreasing energy consumption through a comparatively lower consumption tax on fuel-efficient vehicles. Based on this new domestic focus, we believe that the mini-sized casual vehicle market will become a popular choice for the Chinese people because of the vehicles’ practicality and energy-efficient performance capabilities.

The Chinese government has also implemented new agriculture policies, creating huge growth in agricultural industrialization. Farmers’ incomes are increasing, rapidly creating demand for improvements in working conditions, especially after the recently completed reconstruction of large farmland areas in the developed coastal areas in southeast China. We believe that these factors have created a demand for a safe and comfortable mini-sized pesticide-spraying vehicle, specialized for agricultural purposes, to reduce manual labor and to increase efficiency. Additionally, forestation is required for many big urban construction projects, creating parks and gardens in the city, and therefore another sizable market for a specialized pesticide-spraying vehicle.

We also believe that with the rapid development of the market economy in China, there is an increasing need for transportation vehicles for specific purposes, such as vehicles for delivering express mail, food delivery vehicles, maintenance vehicles, and other short-distance service vehicles. Previously, delivery by foot and bicycle has been widely accepted in the market. We believe that our vehicles will provide efficient, safe transportation, and provide an energy-efficient way to modernize the urban environment in China.

As China continues forward in its rapid development, the Chinese people are also spending more money on fitness and entertainment. Our go-karts provide a fun, novel way to be active and relax.

The development of super mini-cars is a trend of the future. Because the number of cars on the road has increased year-by-year, reducing the area that motor vehicles require will help to alleviate growing space concerns. Super mini-cars were first developed in Europe and Japan in recent years, and its market has been gaining momentum ever since. They are marketed as the young adventure car, the second car of car owners and the energy-efficient traveling tool of the urban working people. They have been described as "future city vehicles", and their cartoon-like design has attracted large numbers of young buyers in Europe. In only a few years, more than 100 million units have been sold in nine countries in the European market and the market is expected to continue to grow. We expect to begin exporting to the U.S. market in 2008, and later begin selling the cars in China, once the PRC market is more mature. At present, the U.S. SunL Group, Inc. is our largest distributor.

Competitive Strengths

Our super mini-car is expected to be priced much lower than similar models produced by other vehicle manufacturers in the international market since we have the capability to mass-produce at a lower cost. Therefore, the development of our super mini-car will not only satisfy domestic consumers, but will also have a strong competitive edge in the international market, which has tremendous potential for development.

Additionally, we know of no other company that produces a mini-size vehicle for the specific purpose of pesticide spraying in China, and few producers of mini-vehicles of any type within China. There is one factory, Nanjing No. 1 Automobile Plant, which produces the same type of general mini-size car as ours, but its annual production capacity is significantly lower than ours. Thus, we believe that we are better equipped to meet market needs with our product.

Presently, we have more than 30 distribution partners, including Hebei Hengshui Wei’ er Trading Company, Hebei Handan An’da Vehicle Trading Co., Ltd., and Kunming Chibao Automobile Part Co., Ltd, covering a large part of the market in China.

Current and Future Projects

Our company's products are developed in accordance with the procedures of the Quality Management System of the PRC and implemented by our development department. To date, we have developed and produced 25 go-kart models with power displacement from 90 ml to 100 ml, covering the most popular go-kart series in the international market. We have also developed several different models of special purpose mini-vehicles: a mini pickup truck, a mini pesticide spraying vehicle, minivans and other special purpose mini vehicles. Super mini-cars have completed the trial stage, and we are preparing to begin exporting our super-mini cars to the U.S. in 2008.

We hold the intellectual property rights for all of our products, comprised of thirty-five state patents, including two invention patents and utility patents and five practical patents. The continuous development and production of new products has contributed greatly to our economic growth and fuel efficiency improvement, and has laid a good foundation for future development.

We will conduct further research and development of casual sports vehicles and increase the variety and output of products, making good use of the current growing international market demands and the prospective new markets in countries such as China. We also plan to continue research and development of various casual entertainment sports products and super mini-cars with multi-purpose usage. The future development plan of products is as follows:

1. Further broaden the adaptability of products and enhance the specification and variety of products, improve the suspension system, driving structure, power performance, and emission standards in order to improve the overall product performance. New materials and technology will be focused on lightening the car body, updating the vehicle appearance, and implementing a new vehicle structure. We plan to present over ten new vehicle models annually to stay current with market changes.

2. Increase product output to keep pace with new technology and work towards technical and quality improvement of our go-karts. We hope to achieve annual production capacity of 30,000 go-karts, and to obtain the biggest market share in China. We will further enhance the research and development and production of super mini-cars and make good use of PRC state policy support in order to steadily increase the economic profitability of our company.

Employees

As of December 31, 2007, Kandi had a total of 578 employees, of which 570 were full-time employees. None of our employees are represented by any collective bargaining agreements.

Environmental Matters

None.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, 321016 and our telephone number (86-0579) 88-2239700.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Overall Business Operations

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history, and have been in operation only since 2003.  This limited operating history and the unpredictability of the machinery production industry, makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

 We may not be able to maintain and/or comply with all applicable government regulation.

We are subject to extensive regulation by the central government and by the regional and local authorities of the People’s Republic of China, where our business operations take place. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, there can be no assurance that we will continue to be in substantial compliance with current laws and regulations, or whether we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform its activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our business operations generate noise, waste water, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and President, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.  However, if any disputes arise between our executive officers and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets. See “—Risks Related to Doing Business in China— Uncertainties with respect to the PRC legal system could have a material adverse effect on us.”

Our success depends on attracting and retaining qualified personnel

We depend on a core management team.  The loss of any of these individuals could prevent us from achieving our business objective.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified technical and management personnel, as well as personnel with expertise in government regulation.  We face competition for personnel from other companies, domestically, and abroad.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Lack of property and general liability insurance.

We do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of our business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

Risks Relating to Our Vehicle Machinery Production Operations

We may be subject to significant potential liabilities as a result of production defect and  product liability.

Through our machinery production operations, we may be subject to production defect and product liability, arising in the ordinary course of business. These claims are common to the machinery production industry and can be costly.

With respect to certain general liability exposures, including manufacturing defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. We may not have sufficient funds available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

The vehicle machinery industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

We will be adversely impacted if we cannot compete effectively in the highly competitive vehicle machinery industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

General economic conditions may negatively impact our results.

The consumption of entertainment products such as go-karts is dependant on continued economic growth, and the duration, pace and full extent of the current growth environment remains unclear. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities. Higher wages, related labor costs and the increasing cost trends in the may negatively impact our results as wages and related labor costs.

We must compete for customers.

The vehicle machinery industry is highly competitive. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their products, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

Because we face intense competition from other machinery vehicle producers and many of our competitors have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The vehicle machinery production business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of its projects. In general, such vehicles are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuation commodity prices and changes in supply due to weather, production, and natural disaster. Our products face competition from other producers in the industry.   Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have projects that have gained wide customer acceptance in the marketplace.

Risks Related to Doing Business in China

Change in political and economic conditions.

Since our main country of business operations is China, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

China's government started implementing its economic reform policy in 1978, which has enabled China’s economy to gradually transform from a "planned economy" to a "socialist market economy." In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of China economy is that non-state owned enterprises such as private enterprises play an increasingly important role in China economy and the degree of direct control by China government over the economy is gradually declining.

China’s government has been taking macro-economic austerity measures to suppress inflation and curb the pace of economic growth since July 1993. These measures include raising interest rates, tightening credit supply, delaying implementation of certain reform policies on pricing, enhancing financial supervision as well as tightening control on the granting of approval for property and infrastructure projects. However, since 1998, there has been deflation in China’s economy and the current economic policies of China mainly focus on stimulating consumption and expansion of domestic demand.

While China’s government has not halted its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China may have fundamental changes in China’s economic reform policies and thus the Company's operations and profits may be adversely affected.

Change in tax laws and regulations in China.

Various tax reform policies have been implemented in China in recent years. Interpretation of certain PRC tax policies is still awaiting guidance from the government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us and may restrict the level of legal protections to foreign investors.

China's legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Prior court decisions may be cited as persuasive authority but do not have a binding effect. Since 1979, the PRC government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.

However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. The legal system in the China cannot provide the investors with the same level of protection as in the U.S. The Company is governed by the law and regulations generally applicable to local enterprises. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections of foreign investors.

Changes in Currency Conversion Policies in China.

Renminbi (“Yuan” or “RMB”) is not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to further enhance the verification of the truthfulness of foreign exchange payments under the current account items of a China enterprise and has imposed strict requirements in respect of borrowings and repayments of foreign exchange debts from and to foreign creditors under the capital account items and creation of foreign security in favor of foreign creditors.

This may cause complicated procedures in foreign exchange payments to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of RMB under guarantees in foreign currencies. Furthermore, the value of RMB may become subject to supply and demand, which could be largely affected by the international economic and political environment and any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial condition of its subsidiaries in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Relating to Ownership of Our Securities

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NASDAQ Capital Market, the stock market in which shares of our common stock are listed, at times, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:
•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

One stockholder owns a substantial portion of our outstanding common stock, which may enable this stockholder to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our other shareholders.

Excelvantage Group Limited controls approximately 60.12% of our outstanding shares of common stock. As a result, Excelvantage Group Limited could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Since, prior to becoming a public company in 2007, Kandi operated as a private company without public reporting obligations, and it had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for its common stock will be sustained. Our common shares have historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a relatively small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in our company  is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

If the Company were delisted from NASDAQ, our common stock could be subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently listed on the NASDAQ Capital Market. We must comply with numerous NASDAQ MarketPlace rules in order to continue the listing of our common stock on NASDAQ. There can be no assurance that we can continue to meet the rules required to maintain the NASDAQ listing of our common stock. If we are unable to maintain our listing on NASDAQ, the market liquidity of our common stock may be severely limited.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Delaware law and the Existence of Indemnification Rights to our Directors, Officers and Employees may Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Past Activities Of Stone Mountain and Our Affiliates May Lead to Future Liability.

Prior to our Stone Mountain’s into the share exchange agreement with Continental on June 29, 2007, Stone Mountain engaged in businesses unrelated to our current operations. Although the Stone Mountain Shareholders are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

•	grant of the right to use land;
•	assignment of the right to use land;
•	lease of the right to use land; and
•	allocated land use rights

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some way similar to leaseholds.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term - generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the usual case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Furthermore, allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

Kandi has the following granted land use rights:

Location	Area (square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72900.88	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39490.64	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2

Item 3.	Legal Proceedings. None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCBB under the symbol “KNDI” on July 6, 2007. Prior to this date, no liquid market had existed for our common stock. Our common stock began trading on the NASDAQ Capital Market on March 18, 2008. The following are the high and low bid prices for our common stock for each quarter from July 6, 2007 to December 31, 2007.

	HIGH	LOW
FISCAL 2007
Fourth Quarter (through December 31, 2007)	$5.40	$3.90
Third Quarter (through September 30, 2007)	$4.25	$2.10

Holders of Common Stock

As of December 31, 2007, there are approximately 132 record holders of our common stock.

Dividends

We have never paid a dividend on our common stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies in the attached consolidated financial statements included in this report.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and inventories.

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. There was an allowance for doubtful accounts of $4,819 in 2007 and none for 2006.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended of December 31, 2007 and 2006.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.    Persuasive evidence of an arrangement exists;
2.    Delivery has occurred or services have been rendered;
3.    The seller’s price to the buyer is fixed or determinable; and
4.    Collectibility is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors. Revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder's equity section in the balance sheet; in any case, we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

For The Years Ended
December 31, 2007 and 2006
	2007		2006		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Growth in Amount	Increase in %
REVENUES	$34,702,168	100.0%	$14,480,836	100.0%	$20,221,332	139.6%
COST OF GOODS SOLD	27,235,275	78.5%	11,884,462	82.1%	15,350,813	129.2%
GROSS PROFIT	7,466,893	21.5%	2,596,374	17.9%	4,870,519	187.6%
Research and Development	112,489	0.3%	103,785	0.7%	8,704	8.4%
Selling and Marketing	1,137,493	3.3%	289,408	2.0%	848,085	293.0%
General and Administration	1,027,843	3.0%	411,306	2.8%	616,537	149.8%
INCOME FROM OPERATIONS	5,189,068	15.0%	1,791,875	12.4%	3,397,193	189.6%
Government Grants	15,430	0.0%	97,806	0.7%	82,376	-84.2%
Forfeiture of Customer Deposits	505,207	1.5%	29,324	0.2%	475,883	1,622.8%
Forgiveness of debt	161,835	0.5%	-	0.0%	161,834	100%
Other (Expense) Income, Net	(8,650)	0.0%	(3,725)	0.0%	-4,925	132.2%
Interest Expense, Net	(1,206,299)	-3.5%	(836,056)	-5.8%	-370,243	44.3%
INCOME BEFORE INCOME TAX	4,656,591	13.4%	1,079,224	7.5%	3,577,367	331.5%
INCOME TAX	372,505	1.1%	(69)	0.0%	372,574	539,962.3%
NET INCOME	$5,029,096	14.5%	$1,079,155	7.5%	$3,950,687	366.0%

Revenues

Revenues for the year ended 2007 were $34,702,168, versus $14,480,836 in revenues for the year ended 2006, an increase of 140%.

The increase in revenues was mainly due to the consequent results of successful market penetration and mass production achievements in the year 2007. In 2006, we were still producing in small quantities and promotion of our products had just begun.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $27,235,275 for the year ended December 31, 2007, compared to $11,884,462 for the year ended December 31, 2006. Expressed as a percentage of revenues, cost of goods sold was 78.5% for the year ended December 31, 2007, compared to 82.1% for the year ended December 31, 2006. The similarity in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

The cost of goods sold of products increased by 129% in the year ended December 31, 2007 compared to the year ended December 31, 2006. These increases are attributed to our increase in sales.

Gross profit increased $4,870,519, or 188%, for the year ended December 31, 2007 over the year ended December 31, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our sports vehicles businesses.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $289,408 in the year ended December 31, 2006 to $1,137,493 in the year of 2007, representing a 293% increase. The increase in selling and marketing expenses was primarily due to the following factors:

▪	Shipping expenses increased by 430% in 2007 compared to 2006. The increases resulted primarily from the growth in sales volume in the U.S.

▪	Custom claim expenses and export inspection fees also grew in line with the increase of sales volume.

▪	Promotion expenses were increased significantly to launch new products and increase market awareness of our brand and products.

General and Administrative

General and administrative expenses grew from $411,306 in 2006 to $1,027,843 in 2007, a 150% increase. The increase was primarily due to the addition of several managers and technical experts.

Research and Development

For the year ended December 31, 2007, research and development expenses increased $8,704 from $112,489 to $103,785 relative to the year ended December 31, 2006. The increase was attributed to the significant research and development expenses required in the initial stage of product development, while such expenses were gradually increased due to improvements on its existing products.

Interest Expense, Net

Net interest expense was $1,206,299 for the year ended December 31, 2007, compared to $836,056 for the year ended December 31, 2006, an increase of 46.4%. This increase was mainly the result of an increase in short-term loans taken to satisfy increased working capital needs for the expansion in production volume and the appreciation of the Renminbi (RMB) relative to U.S dollars that triggered a foreign currency exchange loss.

Other Income (Expenses)

Other income (including government grants, forgiveness of debt and forfeiture of customer deposits) were $637,822 for the year ended December 31, 2007, compared to $123,405 for the year ended December 31, 2006. A major contributing factor was the significant increase in the forfeiture of customer deposits.

Income Taxes

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate of the Company is 33%. However, according to certain rules in the tax laws, from the time that the company has its first profitable tax year, a foreign-invested company is exempt from corporate income tax for the following two years of operations and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign-invested company was 2006. Dingji is a subsidiary of the Company and its applicable corporate income tax rate is 33%.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. However, a foreign-invested company which registered with the PRC government before March 16, 2007 may still apply the former corporate income tax rule. Thus, our company is exempt from corporate income tax for the fiscal year 2007 and 2008 and then is entitled to a 50% tax reduction for 2009, 2010 and 2011. As a result, the Company had an income tax benefit of $(372,505) at December 31, 2007 and there was a $69 income tax expense for 2006. For further details, please see Note 11 of the financial statements included in this report.

Net Income

Net income increased approximately 466% from $1,079,155 for the year ended December 31, 2006 to $5,029,096 for the year ended December 31, 2007.  This increase in net income was due primarily to the increase in our sales revenue especially because of the surge in demand for our sports vehicles, while the ratio of cost of sales to sales revenue remained stable during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash flow provided by operating activities was $7,238,116 for the year ended December 31, 2007 as compared to $(1,590,589) in cash flow used in operating activities in the same period of 2006. The increase of net cash flow used in operating activities was mainly due to the increase in sales revenue.

Net cash flow used in investing activities was $17,264,696 for the year ended December 31, 2007 as compared to $1,172,962 in cash flow used by investing activities in the same period of 2006. Cash flow used in investing activities in 2007 was for the deposit for the acquisition of Kandi Special Vehicles co., Ltd. and the purchase of associated machinery and equipment. Also see note 13 of the financial statements included in this report.

Net cash flow provided by financing of net cash used in financing activities was $9,652,942 in the year ended December 31, 2007, as compared to $2,557,900 in the same period in 2006. The increase in net cash flow provided by financing activities was mainly due to the receipt of loans. Those loans are used for the company to expand their output and distributions in the next year.

Working Capital

The Company’s working capital increased by $2,567,469 to $294,623 at December 31, 2007, as compared to a working capital deficit of $2,272,846 at December 31, 2006.  The increase in working capital was mainly caused by the Company’s expanded capacity in 2007.

The Company currently generates its cash flow through operations and the Company believes that its cash flows generated from operations will be sufficient to sustain operations for the next twelve months.  Also, from time to time, the Company may require extra funding through financing activities and investments for expansion.  Also, from time to time, the Company may consider new expansion opportunities for which our management may consider seeking external funding and financing.  However, as of December 31, 2007, the Company did not have any plans for additional capital through external funding and financing.

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

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years
Contractual Obligations:
Bank Indebtedness	$22,373,807	$22,373,807	$-
Other Indebtedness	12,324,047	12,324,047	-
Operating Leases	34,265	18,690	15,575
Total Contractual Obligations:	$34,732,119	$34,716,544	$15,575

Bank indebtedness consists of secured and unsecured borrowings from Industrial and Commercial Bank of China Limited, ICBC Jinhua Economic Exploration Zone Branch, Shanghai Pudong Development Bank and Commercial Bank, Jiangnan Branch.

Other indebtedness includes short-term loans and loans from individuals.

Operating leases consists of outstanding commitments with respect to non-cancelable operating leases for real estate.

Off-balance Sheet Arrangements

Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts for currency hedges, interest rate hedges or instruments that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

KANDI TECHNOLOGIES, CORP.

(FORMERLY STONE MOUNTAIN RESOURCES, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES

CONTENTS

(a)	PAGE F-i	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(b)	PAGES F-1 – F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

(c)	PAGE F-3	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(d)	PAGE F-4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(e)	PAGES F-5 – F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(f)	PAGES F-7 – F-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Kandi Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kandi Technologies Corp. (Formerly Stone Mountain Resources, Inc.) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Corp. (Formerly Stone Mountain Resources, Inc.) and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida
March 17, 2008

F-i

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$1,322,782	$1,034,017
Restricted cash	12,305,000	9,092,423
Accounts receivable, net of allowance for doubtful accounts of $4,819 and $0 as of December 31, 2007 and 2006, respectively	11,113,355	7,572,565
Inventories	3,293,529	5,463,179
Notes receivable	1,223,664	430,811
Other receivables	913,791	2,988,016
Prepayments and prepaid expenses	49,706	332,556
Deposit for acquisition	12,270,859	-
Due from employees	91,590	184,221
Due from related parties	-	31,901
Deferred taxes	-	99
Total Current Assets	42,584,276	27,129,788

LONG-TERM ASSETS
Plant and equipment, net	10,933,702	9,224,935
Land use rights, net	385,539	395,926
Construction in progress	1,321,832	307,158

Deferred taxes	405,006	2,784
Total Long-Term Assets	25,316,938	9,930,803

TOTAL ASSETS	$55,630,355	$37,060,591

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$6,425,261	$6,626,826
Other payables and accrued expenses	406,357	307,453
Tax payable	-	2,953
Short-term bank loans	22,373,807	9,163,737
Current portion of long-term bank loan	-	1,920,934
Customer deposits	742,195	601,168
Notes payable	12,324,047	10,779,563
Deferred taxes	17,676	-
Due to employees	310	-
Total Current Liabilities	42,289,653	29,402,634

LONG-TERM LIABILITIES
Deferred taxes	299,161	81,195
Total Long-Term Liabilities	299,161	81,195

TOTAL LIABILITIES	42,588,814	29,483,829

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 12,000,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	19,961	12,000
Additional paid-in capital	7,138,105	7,154,193
Retained earnings	5,125,120	96,024
Accumulated other comprehensive income	758,355	314,545
TOTAL SHAREHOLDERS’ EQUITY	13,041,541	7,567,762
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,630,355	$37,060,591

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
 AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES	$34,702,168	$14,480,836
COST OF GOODS SOLD	27,235,275	11,884,462
GROSS PROFIT	7,466,893	2,596,374

Research and development	112,489	103,785
Selling and marketing	1,137,493	289,408
General and administrative	1,027,843	411,306
TOTAL OPERATING EXPENSES	2,277,825	804,499

INCOME FROM OPERATIONS	5,189,068	1,791,875
Interest expense, net	(1,206,299)	(836,056)
Government grants	15,430	97,806
Forgiveness of debt	161,835	29,324
Forfeiture of customer deposits	505,207	-
Other expense, net	(8,650)	(3,725)
INCOME BEFORE INCOME TAXES	4,656,591	1,079,224

INCOME TAX (BENEFIT) EXPENSE	(372,505)	69

NET INCOME	5,029,096	1,079,155
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	662,403	236,114
Income tax expense related to other comprehensive income	(218,593)	(77,918)
OTHER COMPREHENSIVE INCOME, NET OF TAX	443,810	158,196
COMPREHENSIVE INCOME	$5,472,906	$1,237,351

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	16,056,838	12,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.31	$0.10

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Accumulated
	Common Stock		Additional	Retained	Other
		Par	Paid-in	Earnings	Comprehensive
	Shares	Value	Capital	(Deficit)	Income	Total
BALANCE AT JANUARY 1, 2006	12,000,000	12,000	$7,154,193	$(983,131)	$156,349	$6,339,411

Foreign currency translation gain	-	-	-	-	158,196	236,114

Net income	-	-	-	1,079,155	-	1,079,155

BALANCE AT DECEMBER 31, 2006	12,000,000	$12,000	$7,154,193	$96,024	$314,545	$7,654,680

Recapitalization	7,961,000	7,961	(16,088)	-	-	(8,127)

Foreign currency translation gain	-	-	-	-	443,810	662,403

Net income	-	-	-	5,029,096	-	5,029,096

BALANCE AT DECEMBER 31, 2007	19,961,000	$19,961	$7,138,105	$5,125,120	$758,355	$13,338,052

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,029,096	$1,079,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,453,253	943,827
Provision for doubtful accounts	4,819	-
Loss on disposal of fixed assets	35,049	(1,049)
Deferred taxes	(385,074)	(2,842)
Forgiveness of debt	(161,834)	(48,467)
Forfeiture of customer deposits	(505,207)	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(3,545,609)	(4,361,476)
Inventories	2,169,649	(2,574,313)
Other receivables	2,074,226	(521,897)
Due from employees	-	(156,831)
Due to employees	92,941	-
Prepayments and prepaid expenses	282,850	919,267

Increase (Decrease) In:
Accounts payable	(39,730)	3,876,269
Other payables and accrued liabilities	90,405	(1,044,175)
Tax payable	(2,953)	-
Customer deposits	646,235	301,943
Net cash provided by (used in) operating activities	7,238,116	(1,590,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(2,866,548)	(861,407)
Purchases of construction in progress	(1,334,437)	(1,145,390)
Deposit for acquisition	(12,270,859)	-
Purchase of a subsidiary, net of cash acquired	-	(69,391)
Issuance of notes receivable	(5,726,898)	(430,811)
Due from related parties	-	816,823
Repayment of notes receivable	4,934,046	351,457
Compensation received for land use right	-	165,757
Net cash used in investing activities	(17,264,696)	(1,172,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,212,577)	5,819,379
Proceeds from short term bank loans	29,005,594	12,054,339
Repayment of short term bank loans	(17,716,459)	(9,108,549)
Proceeds from notes payable	12,324,047	10,677,113
Repayment of notes payable	(10,779,564)	(16,884,382)
Repayment of advances to related parties	31,901	-
Net cash provided by financing activities	9,652,942	2,557,900

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
DECREASE IN CASH AND CASH EQUIVALENTS	(373,638)	(205,651)
Effect of exchange rate changes on cash	662,403	362,679
Cash and cash equivalents at beginning of year	1,034,017	876,989
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,322,782	$1,034,017

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$1,007,597	$695,850

SUPPLEMENTAL NON-CASH DISCLOSURES:

On September 25, 2006, the Company acquired a 100% interest in Zhejiang Yongkang Import & Export Co., Ltd. (Dingji) for $632,215 in cash and Dingji became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and cash equivalents	$562,824
Restricted cash	13,080,930
Accountants receivable	2,595,165
Plant and equipment, net	312,311
Other receivables and prepayments	1,756,798
Other assets	19,910
Total assets purchased	18,327,938

Accounts payable	(1,624,432)
Other payable and accrued liabilities	(1,095,986)
Short-term bank loans	(1,719,918)
Notes payable	(13,086,854)
Deferred taxes	(3,236)
Other liabilities	(165,297)
Total liabilities assumed	(17,695,723)

Total net assets	$632,215

Share percentage	100%

Net assets acquired and consideration paid	$632,215

Cash acquired	$562,824

Net cash consideration paid	$69,391

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (formerly Stone Mountain Resources, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on March 31, 2004. On June 29, 2007, the Company changed its name to Kandi Technologies, Corp.

On June 29, 2007, pursuant to the share exchange agreement between Stone Mountain Resources, Inc. (“Stone Mountain”), Continental Development Limited, (“Continental”) and Excelvantage (Continental’s sole shareholder), Stone Mountain issued 12,000,000 shares of its common stock to Excelvantage, in exchange for 100% of the common stock of Continental. As a result of the share exchange, Continental became a wholly-owned subsidiary of Stone Mountain. The Company conducts its operations through its wholly owned subsidiary, Zhejiang Kandi Vehicles Co. Ltd., a People’s Republic of China (“PRC”) company.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141.“Business Combinations”. Accordingly, the consolidated statements of income include the results of operations of Kandi Technologies, Inc. from the acquisition date through December 31, 2007 and 2006.

The primary operations of the Company is design, developing, manufacturing, and commercializing all-terrain vehicles, go-karts, and specialized automobile related products for the People’s Republic of China (“PRC”) and global export markets. Sales are made to dealers in China, United States, Europe and Australia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Kandi Technologies Corp. (formerly Stone Mountain Resource, Inc.), and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (100% subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Kandi”) (100% subsidiary of Continental)
(iii)	Zhejiang Yongkong Import and Export Co. Ltd., (“Dingji”) (100% subsidiary of Kandi)

Inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentration

The Company’s major customers for the years ended December 31, 2007 and 2006, respectively who accounted for the following percentage of total sales and accounts receivable are as follows:

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Sales		Accounts Receivable
Major Customers	2007	2006	December 31, 2007	December 31, 2006
Company A	18%	-	40%	-
Company B	15%	2%	19%	2%
Company C	14%	14%	11%	27%
Company D	8%	11%	8%	26%
Company E	5%	7%	7%	13%

The Company’s major suppliers for the years ended December 31, 2007 and 2006, respectively who accounted for the following percentage of total purchases and accounts payable are as follows:

	Purchases		Accounts Payable
Major Suppliers	2007	2006	December 31, 2007	December 31, 2006
Company F	2%	48%	7%	37%
Company G	2%	4%	6%	3%
Company H	2%	13%	5%	9%
Company I	4%	7%	5%	5%
Company J	1%	-	4%	-

(c) Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due from related parties, prepayments and prepaid expenses, other receivables, due from employees, accounts payable, due to employees, other payables and accrued liabilities, notes payable, short-term band loans, and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(f) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash at December 31, 2007 and 2006 represents time deposits on account to secure a short-term loan and notes payable. Also see Notes 8 and 9.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and is comprised of direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(h)  Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2007 and 2006, the Company has an allowance for doubtful accounts of $4,819 and $0, respectively.

(i) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery	10 years
Motor vehicles	5 years
Office equipment	5 years
Patterns	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized. Also see note 7.

(k) Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(l) Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or a company.  However, the government grants the user a “land use right” to use the land.  The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

(m) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments in 2007 and 2006.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

à	Persuasive evidence of an arrangement exists,
à	Delivery has occurred or services have been rendered,
à	The seller's price to the buyer is fixed or determinable, and
à	Collectibility is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue are recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility.

(o) Government Grants

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

During 2007 and 2006, $15,430 and $97,806 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

(p) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred. Research and development expenses were $112,489 and $103,785 for the years ended December 31, 2007 and 2006, respectively.

(q) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged as expenses as incurred. The retirement benefits expense for 2007 and 2006 are $79,628 and $71,441 respectively and are included in general and administrative expenses.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

(s) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

	2007	2006
Year end RMB: US$ exchange rate	7.3141	7.8087
Average yearly RMB: US$ exchange rate	7.5614	7.9395

(t) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(u) Segments

The Company operates in one business segment, developing, manufacturing, and commercializing all-terrain vehicles, go-karts, and special automobiles related products. Also see note 15.

(v) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2007 and 2006.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which became effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder's equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position, SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

The implementation of the above pronouncements is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2007	December 31, 2006
Raw materials	$1,534,448	$2,186,339
Work-in-progress	1,402,073	2,576,071
Finished goods	357,008	700,769
Total inventories	$3,293,529	$5,463,179

NOTE 4 – NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2007	December 31, 2006
Notes receivable from unrelated companies:
Due June 27, 2008	$47,853	$-
Due Dec 25, 2008	13,672	-
Due March 25, 2008 (subsequently settled on its due date)	957,056	-
Due Jan 4, 2008 (subsequently settled on its due date)	205,083	-
Due March 19, 2007 (subsequently settled on its due date)	-	97,327
Due May 30, 2007 (subsequently settled on its due date)	-	333,484
Total	$1,223,664	$430,811

Notes receivable from unrelated companies are interest-free and unsecured.

NOTE 5 – DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties

	2007	2006
Hu Wangyuan(a)	$-	$21,015
Hu Xiaoming(b)	-	10,886
Total due from related parties	$-	$31,901

(II) Due To Employees

	2007	2006
Current	$310	$-
Total due from employees(c)	$310	$-

(II) Due From Employees

	2007	2006
Current	$91,590	$184,221
Total due from employees(c)	$91,590	$184,221

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 5 – DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)	Hu Wangyuan is the chairman of Dingji, a subsidiary of the Company. The balance as of December 31, 2006 represented advances, which were unsecured, interest-free and collected in 2007.

(b)	Hu Xiaoming is the chairman of the Company. The balance as of December 31, 2006 represented a traveling advance, which was unsecured, interest-free and collected in 2007.

(c)	Due to employees are interest-free, unsecured and have no fixed repayment term.

(d)
Due from employees are interest-free, unsecured and have no fixed repayment term. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

NOTE 6 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2007	December 31, 2006
Cost of land use rights	$460,943	$460,943
Less: Accumulated amortization	(75,404)	(65,017)
Land use rights, net	$385,539	$395,926

During 2006, $165,757 was received from the finance bureau of Jinhua City, Zhejiang Province, PRC, as compensation due to the delay in completion of the development of the land by the government. The amount was netted against the original cost of the land use rights.

Amortization expense for the years ended December 31, 2007 and 2006 was $10,386 and $9,652, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$10,386
2009	10,386
2010	10,386
2011	10,386
2012	10,386
Thereafter	333,609
Total	$385,539

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 7 –  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2007	December 31, 2006
At cost:
Buildings	$3,911,944	$3,371,280
Machinery and equipment	8,572,451	7,955,806
Office equipment	103,091	81,376
Transportation	900,644	679,554
Patterns	1,742,124	-
	15,230,254	12,088,016
Less : Accumulated depreciation
Buildings	(428,834)	(289,224)
Machinery and equipment	(3,520,084)	(2,498,695)
Office equipment	(66,358)	(44,115)
Transportation	(190,317)	(31,047)
Patterns	(90,959)	-
	(4,296,552)	(2,863,081)
Plant and equipment, net	$10,933,702	$9,224,935

As of December 31, 2007, the net book value of plant and equipment pledged as collateral for bank loans was $1,652,616. Also see Notes 8 and 10

Depreciation expense for the years ended December 31, 2007 and 2006 was $1,442,867 and $934,175, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 – SHORT TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31, 2007	December 31, 2006
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 7.29% per annum, due November 24, 2008, secured by certain assets owned by the Company.	$546,889	$-

Monthly interest only payments at 6.57% per annum, due April 10, 2008, secured by certain assets owned by the Company.	683,611	-

Monthly interest only payments at 6.57% per annum, due June 5, 2008, secured by certain assets owned by the Company.	683,611	-

Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by certain assets owned by the Company.	410,167	-

Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by certain assets owned by the Company.	369,150	-

Monthly interest only payments at 7.29% per annum, due October 16, 2008, secured by certain assets owned by the Company.	929,711	-

Monthly interest only payments at 7.29% per annum, due October 23, 2008, secured by certain assets owned by the Company.	478,528	-

Monthly interest only payments at 5.85% per annum, due June 5, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)		1,280,623

Monthly interest only payments at 5.85% per annum, due July 24, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)	-	384,187

Monthly interest only payments at 6.12% per annum, due September 7, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)	-	345,768

Monthly interest only payments at 6.12% per annum, due October 17, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)	-	870,824

Monthly interest only payments at 6.12% per annum, due November 1, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)	-	448,218

Monthly interest only payments at 6.12% per annum, due November 27, 2007, secured by certain assets owned by the Company. (subsequently repaid on its due date)	-	512,249

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 – SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2007	December 31, 2006
Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 7.58 % per annum, due January 10, 2008, secured by certain assets owned by the Company (subsequently repaid on its due date)	2,734,444	-

Monthly interest only payments at 7.67% per annum, due May 10, 2008, secured by certain assets owned by the Company.	1,367,222	-

Monthly interest only payments at 7.254 % per annum, due January 15, 2007, guaranteed by Jindezhen De'er Investment Co.Ltd and Yongkang Tangxin Metal Foundry Company (subsequently repaid on its due date)	-	2,561,246

Monthly interest only payments at 7.605% per annum, due May 11, 2007 secured by certain assets owned by the Company (subsequently repaid on its due date)	-	1,280,622

Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due January 18, 2008, secured by certain assets owned by the Company. (subsequently repaid on its due date)	189,753	-

Monthly interest only payments at 6.58% per annum, due February 1, 2008, secured by certain assets owned by the Company. (subsequently repaid on its due date)	948,766	-

Monthly interest only payments at 6.88% per annum, due March 3, 2008, secured by certain assets owned by the Company. (subsequently repaid on its due date)	858,883	-

Monthly interest only payments at 7.88% per annum, due March 21, 2008, secured by certain assets owned by the Company. (subsequently repaid on its due date)	1,098,571	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 – SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2007	December 31, 2006
Loans from Huaxia Bank

Monthly interest only payments at 8.22% per annum, due December 24, 2008. Guaranteed by Yongkang Tangxian Colour Metal Die-casting Company.	2,734,444	-

Monthly interest only payments at 5.83% per annum, due May 19, 2008. And secured by restricted cash of the Company.	1,503,945	-

Loans from China Guangda Bank

Monthly interest only payments at 7.18% per annum, due August 9, 2008. And secured by certain assets owned by the Company. Guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company.	4,101,668	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.33 % per annum, due February 14, 2008, secured by certain assets owned by the Company. (subsequently repaid on its due date)	2,734,444	-

Loans from Agricultural bank, Yongkang branch secured by account receivable of $5,096,049

Monthly interest only payments at 6.39% per annum, due February 2, 2007 (subsequently repaid on its due date)	-	330,000

Monthly interest only payments at 6.36063% per annum, due March 12, 2007 (subsequently repaid on its due date)	-	700,000

Monthly interest only payments at 6.36% per annum, due January 13, 2007 (subsequently repaid on its due date)	-	450,000
Total	$22,373,807	$9,163,737

Interest expense for short-term loans during 2007 and 2006 were $1,103,489 and $459,948, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2007	December 31, 2006
Notes payable to unrelated companies:
Due November 11, 2007 (subsequently settled on its due date)	$-	$102,450
Due May 30, 2007 (subsequently settled on its due date)	-	14,608
Due September 18, 2008	683,611	-
Due April 17, 2008	683,611	-
Due November 8, 2008	109,379	-
Due January 15, 2008 (subsequently settled on its due date)	683,611	-
Due December 15, 2008	730,002	-
Subtotal	$2,890,214	$117,058

Notes payable to related companies:
Bank acceptance notes
Due October 30, 2007 (subsequently settled on its due date)	$-	$1,570,083
Due January 4, 2007 (subsequently settled on its due date)	-	960,467
Due February 12, 2007 (subsequently settled on its due date)	-	1,280,623
Due February 10, 2007 (subsequently settled on its due date)	-	1,280,623
Due January 26, 2007 (subsequently settled on its due date)	-	640,311
Due January 5, 2007 (subsequently settled on its due date)	-	960,467
Due March 11, 2007 (subsequently settled on its due date)	-	1,152,560
Due March 25, 2007 (subsequently settled on its due date)	-	1,024,498
Due March 28, 2007 (subsequently settled on its due date)	-	1,280,623
Due January 3, 2007 (subsequently settled on its due date)	-	512,250
Due February 6, 2008 (subsequently settled on its due date)	1,093,778	-
Due February 6, 2008 (subsequently settled on its due date)	683,611	-
Due January 30, 2008 (subsequently settled on its due date)	546,888	-
Due January 26, 2008 (subsequently settled on its due date)	820,333	-
Due January 26, 2008 (subsequently settled on its due date)	820,333	-
Due March 20, 2008 (subsequently settled on its due date)	957,057	-
Due April 23, 2008	1,093,778	-
Due June 27, 2008	683,611	-
Due February 20, 2008 (subsequently settled on its due date)	1,367,222	-
Due February 21, 2008 (subsequently settled on its due date)	1,367,222	-
Subtotal	9,433,833	10,662,505
Total	$12,324,047	$10,779,563

All the bank acceptance notes are subject to bank charges of 0.005% of the principal as commission on each loan transaction. Bank charges for notes payable were $11,074 and $9,048 in 2007 and 2006, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 9 – NOTES PAYABLE (CONTINUED)

Restricted cash of $10,801,055 is held as collateral for the following notes payable at December 31, 2007:

Due January 26, 2008 (subsequently settled on its due date)	$1,640,667
Due January 30, 2008 (subsequently settled on its due date)	546,889
Due February 6, 2008 (subsequently settled on its due date)	1,777,389
Due February 20, 2008 (subsequently settled on its due date)	1,367,222
Due February 20, 2008 (subsequently settled on its due date)	1,367,222
Due March 20, 2008 (subsequently settled on its due date)	957,055
Due April 17, 2008	683,611
Due April 23, 2008	1,093,778
Due June 27, 2008	683,611
Due September 18, 2008	683,611
Total	$10,801,055

NOTE 10 – LONG TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
Loans from Huaxia bank Hangzhou Jianguo branch, due November 22, 2007, quarterly interest only payments at 6.336% per annum, secured by the assets owned by the Company (subsequently settled on its due date)	$-	$1,920,934
Total long-term bank loan	-	1,920,934
Less: current portion	-	(1,920,934)
Total long-term portion	$-	$-

Interest expense for long-term debt in 2007 and 2006 was $0 and $123,711, respectively.

NOTE 11 – INCOME TAXES

(a)	Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate of the Company is 33%. However, according to certain rules in the tax laws, from the time that the Company has its first profitable tax year, a foreign-invested company is exempt from corporate income tax for the following two years of operations and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign-invested company was 2007. Dingji is a subsidiary of the Company and its applicable corporate income tax rate is 33%.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 11 – INCOME TAXES (CONTINUED)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2007, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law takes effect on January 1, 2008. However, the foreign-invested company which registered before March 16, 2007 still can be applied with the ex-corporate income tax law. Thus, Kandi is exempt from corporate income tax for the fiscal year 2007 and 2008 then is entitled to a 50% tax reduction for 2009, 2010 and 2011. Under the corporate income tax law, the Company had deferred tax in the year ended of December 31, 2007 and 2006 as follows:

	2007	2006
Current:
Provision for CIT	$12,569	$2,911
	12,569	2,911
Deferred:
Provision for CIT	(385,074)	(2,842)
	(385,074)	(2,842)
Income tax (benefit) expense	$(372,505)	$69

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 11 – INCOME TAXES (CONTINUED)

The Company’s income tax (benefit)/expense differs from the “expected” tax (benefit)/expense for the years ended December 31, 2007 and 2006 (computed by applying the CIT rate of 33% percent to income before income taxes) as follows:

	2007	2006
Computed “expected” expense	$1,536,675	$356,144
Permanent difference	(401,841)	(5,198)
Tax rate adjustment	(53)	-
Tax exemption	(1,517,420)	(350,877)
Valuation allowance	10,134	-
Income tax (benefit) expense	$(372,505)	$69

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Current portion:
Expense	$5,702	$99
Valuation allowance	(5,702)	-
Subtotal	-	99
Non-current portion:
Depreciation	698,944	292,290
Valuation allowance	(293,938)	(289,506)
Subtotal	405,006	2,784
Total deferred tax assets	405,006	2,883
Deferred tax liabilities:
Current portion:
Expense	(17,676)	-
Subtotal	(17,676)	-
Non-current portion:
Other	(299,161)	(81,195)
Subtotal	(299,161)	(81,195)
Total deferred tax liabilities	(316,837)	(81,195)
Net deferred tax assets (liabilities)	$88,169	$(78,312)

(b)	Tax Holiday Effect

For 2007 and 2006 the PRC corporate income tax rate was 33%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for 2007 and 2006.

Income before income tax expense of $4,656,946 and $1,079,224 for 2007 and 2006, respectively, was attributed to subsidiaries with operations in China. Income tax (benefit) expense related to China income for 2007 and 2006 is $(372,505) and $69, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 11 – INCOME TAXES (CONTINUED)

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Tax holiday effect	1,517,420	350,877
Basic net income per share effect	$0.09	$0.03

(c)	Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The VAT standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

On January 1, 2002, the export policy of VAT "Exemption, Credit and Refund" began to apply to all exports by manufacture-based enterprises. In accordance with this policy, exported goods are exempted from output VAT and the input VAT charged for purchases of the raw materials, components and power consumed for the production of the exported goods may be refunded. Beginning July 1, 2007, the refund rates of vehicle related products applicable to Kandi and Dingji were changed form 17% to 9%.

The refundable VAT of $542,874 and $2,171,195 at December 31, 2007 and 2006, respectively, are included in other receivables in the accompanying consolidated balance sheets.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 12 – COMMITMENTS

The Company occupies office space leased from a third party. For the years ended December 31, 2007 and 2006 the Company recognized rental expense of $18,235 and $0, respectively.

As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which are due in the as following amounts:

Years Ending December 31	Amount
2008	$18,690
2009	15,575
Total	$34,265

NOTE 13 – DEPOSIT FOR ACQUISITION

In November 2007, the Company signed a letter of intent with the shareholders of Kandi Special Vehicles Co., Ltd, by which the Company would acquire 100% of Kandi Special Vehicles Co., Ltd. The Company paid a refundable deposit of $12,270,859 as of December 31, 2007. The total consideration for the acquisition is $12,314,988 and the acquisition is expected to be completed in April of 2008.

NOTE 14 – FORFEITURE OF CUSTOMER DEPOSITS

The forfeitures of customer deposits resulted from the customers’ breach of mutual contracts (the customers had declared bankruptcy). During the year ended December 31, 2007 and 2006, $505,207 and $0, were forfeited and recorded in the accompanying consolidated statements of income and comprehensive income as other income.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 15 – GEOGRAPHICAL SALES

The following are the geographical sales of the Company:

	2007		2006
Area	Amounts	Percentage	Amounts	Percentage
United States	$17,499,043	50%	$2,238,143	15%
North American	6,390,220	18%	1,126,484	8%
China	6,264,492	18%	10,087,327	70%
Europe	2,783,342	8%	609,767	4%
Others	1,765,071	6%	419,115	3%
Total	$34,702,168	100%	$14,480,836	100%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

In conjunction with the evaluation and review of the internal controls over financial reporting which commenced in October of 2007, the Company also undertook to improve the disclosure controls and procedures by:

•	hiring more experienced personnel with expertise in public company financial reporting;

•	hiring advisors with extensive experience in dealing with public company disclosure issues; and

•	properly documenting and formalizing internal controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we are conducting an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Prior to July 2007, the Company was a reporting shell company with no operations.  In July 2007, as a result of the Exchange Agreement, the Company acquired Zhejiang Kandi Vehicles Co., Ltd. The operations of Zhejiang Kandi Vehicles Co., Ltd. represent primarily all the operations of the Company on a consolidated basis and is excluded from management’s assessment of internal control over financial reporting.  Due to the recent nature of the acquisition, it was not feasible for the Company to complete its review and assessment.  The Company expects to complete the review of its internal control over financial reporting in 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 31, 2008, our directors and executive officers, their ages, positions with Kandi, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With Kandi	Served From
Hu Xiaoming	51	Chairman of the Board, President and Chief Executive Officer	March 2002
Zhu Xiaoying	37	Chief Financial Officer, Director	September 2003
Zheng Mingyang	54	Director (Independent)	September 2003
Ying Jinfeng	43	Director (Independent)	March 2002
Xie Keipei	44	Director (Independent)	December 2003
Fong Heung Sang (Dexter)	47	Director (Independent)	July 2007
Hu Wangyuan	29	Vice President, Director	March 2002

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming, age 50, has been our Chief Executive Officer, President and Chairman of the Board of Directors since March 2002.  From October 2003 to April 2005, Mr. Hu was the Project Manager (Chief Scientist) in WX Pure Electric Vehicle Development Important Project of Electro-vehicle in State 863 Plan.  Prior to that, from October 1984 to March 2003, Mr. Hu was a Factory Director in Yongkang Instrument Factory, Factory Director in Yongkang Mini Car Factory, Chairman and General Manager in Yongkang Vehicle Company, General Manager in Wan Xiang Electric Vehicle Developing Center, and General Manager in Wan Xiang Battery Company. He personally owns 3 invention patents, 5 utility model patents and over 10 appearance design patents.

Hu Wangyuan, age 28, is our Vice President and Director and has been a director and economist at Kandi since March 2002. Mr. Hu received his MBA at of Hong Kong Polytechnic University in November 2002.  Mr. Hu has 3-years of working experience in go-kart marketing, and retains close cooperative relationships with many suppliers and distributors.

Ying Jinfeng, age 42, has been a director and Senior Engineer at Kandi since March 2002.  Prior to that, from June 1990 to December 1997, Mr. Ying was Manager of Engineering Technology Dept, Senior Project Manager, Chief Management Executive of Product Planning and Project Management, Vice Factory Director in Yongkang Mini Car Factory.  Prior to that, from January 1998 to February 2002, he was Vice General Manager in Yongkang Vehicle Company, and was in charge of technology, supply, sales and production.  Mr. Ying has over 20 years working experience, mostly in Production Operation Management, HR and Project Corporation.

Zhu Xiaoying, age 36, is our Chief Financial Officer and director.  Ms. Zhu received a bachelor’s degree in accounting from Hangzhou Electronic Engineering University and joined Kandi in September 2003 and was appointed acting CFO and director of the Company.  From January 2000 to September 2003, she worked as accounting manager for Zhejiang Yongkang Automobile Manufacture Co.

Zheng Mingyang, age 53, has been a director of Kandi since 2003.  From May 1992 to September 2003 he worked as the vice president of Yongkang Automobile Manufacture Co.

Xie Kepei, age 43, has been a director of Kandi since December 2003.  From August 2001 to November 2003 she worked as the Manager of General Administration for Zhejiang Sifang Group Transportation Machinery Co.

Fong Heung Sang (Dexter), age 46, has been a director of Kandi since July 2007. Mr. Fong, a U.S. CPA, serves as the Executive Vice President of Corporate Development of Fuqi International, Inc.—a position he has held since December 2006. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Executive Officer of Pacific Systems Control Technology, Inc. (NASDAQ:PFSY), a Chinese company listed on NASDAQ. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificeNet, Inc. (NASDAQ:PACT), a customer relationship management, mobile internet, e-commerce and gaming technology based in China. From December 1998 to April 2001, he was the Group Financial Controller of Oregon Scientific, a wholly-owned subsidiary of IDT, a Hong King Stock Exchange-listed company. Mr. Fong also held various positions with accounting firms in the United States and Hong Kong including Deloitte and Touche, Ernst and Young, and KPMG. Mr. Fong is also currently serving as an independent director and audit committee member of a Hong Kong public company, Universal Technology Inc. Mr. Fong graduated from the Baptist University with a bachelor’s degree in history in 1982. He also has an MBA from the University of Nevada at Reno and Masters in Accounting from the University of Illinois at Urbana Champaign.

Family Relationships

Hu Xiaoming, our Chairman, CEO and President is the father of Hu Wangyuan, our Vice President and Director.

Audit Committee Financial Expert

Our audit committee consists of Dexter Fong (Chair), Zheng Mingyang and Xie Keipei. The Board has determined that Mr. Fong qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Fong’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2007, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2005, except as follows:

	Number of Late Reports	Number of Transactions Not Reported Timely
Fong Heung Sang	1	1

Code of Ethics

Kandi has adopted a code of ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to the 8-K filed with the SEC on November 5, 2007, and is incorporated by reference herein.

Item 11.  Executive Compensation

None of our executive officers received compensation in excess of $100,000 for the fiscal years ended December 31, 2007 or 2006. The following table summarizes all compensation received by our previous and current chief executive officer, President and Chief Financial Officer for the fiscal year ended December 31, 2007.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Dodge (1)	2007	0	—	—	—	—	—	—	$0
	2006	0	—	—	—	—	—	—	$0

Hu Xiaoming, CEO and President (2)	2007	19,231							19,231
	2006	19,231							19,231

(1)	Mr. Dodge resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 29, 2007.
(2)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

Director Compensation

No compensation was paid to any of the Company’s directors for their services as a director in 2007. Neither were there any outstanding equity awards to any officer of the Company during the period covered by this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Excelvantage Group Limited	12,000,000	60.12%

Common Stock	Ho Man Tim(1)	12,000,000	60.12%

All officers and directors

(1) Ho Man Tim is the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Ho Man Tim has the power to dispose of or direct the disposition of the one (1) share of common stock he owns in Excelvantage Limited Group. As a result, Ho Man Tim may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock. Ho Man Tim disclaims beneficial ownership of the shares of common stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Excelvantage Group Limited.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

Messrs. Dexter Fong, Zheng Mingyang, Xie Keipei and Ying Jingfeng are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to the NASDAQ rules the rules of the Securities and Exchange Commission. All of the members of members of our Board of Directors Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the rules of NASDAQ and the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-Ks and 10-Qs services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

2007	$215,083	Weinberg & Company, P.A.
2006	$0

Audit Committee Approval

Our Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005).
3.2	By-laws (incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005).
10.1
Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.2
Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.3
Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007)..

16.1	Letter from Gately & Associates, LLC (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007).
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

March 31, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 31, 2008
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 31, 2008
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	March 31, 2008

/s/ Ying Jinfeng	Director	March 31, 2008

/s/ Xie Keipei	Director	March 31, 2008

/s/ Fong Heung Sang	Director	March 31, 2008

/s/ Hu Wangyuan	Director	March 31, 2008