Form 10-K/A
period 2007-12-31
Kandi Technologies Corp
filed 2008-05-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment No.1)

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

Yes☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: none.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends an Annual Report on Form 10-K of Kandi Technologies, Corp. (the “Company”) for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

Amendment No. 1 is being filed solely for the purpose of correcting a typographical error in the consolidated balance sheets in the Company’s Form 10-K. In the consolidated balance sheets on page F-1 of the Company’s Form 10-K, “Total Long Term Assets” were reported to be $25,316,938, however, the correct number is $13,046,079. This typographical error did not affect any of the other figures reported in the financial statement of the Company.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Form 10-K filing. Additionally, this Form 10-K/A is as of the filing date of the 10-K and does not update or discuss any other Company developments subsequent to the date of the 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

May 8, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming Hu Xiaoming	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 8, 2008

/s/ Zhu Xiaoying Zhu Xiaoying	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	May 8, 2008