Form 10-Q
period 2008-03-31
Kandi Technologies Corp
filed 2008-05-15
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-52186

Kandi Technologies, Corp.
(Exact name of registrant as specified in charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices)
___________

(86 - 0579) 82239700
(Registrant’s telephone number, including area code)
___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of May 8, 2008 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2008	December 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$210,002	$1,149,140
Restricted cash	3,560,138	1,367,222
Accounts receivable, net of allowance for doubtful accounts of $3,456 and $3,701 as of March 31, 2008 and December 31, 2007, respectively	10,299,845	11,401,367
Inventories	4,198,644	3,293,529
Notes receivable, net of discount of $91,326 as of March 31, 2008	1,857,266	47,853
Other receivables	85,138	416,454
Deposit for acquisition	12,270,859	12,270,859
Prepayments and prepaid expenses	-	17,774
Due from employees	35,087	9,932
Discontinued operation	13,544,938	14,158,890
Total Current Assets	46,061,917	44,133,020

LONG-TERM ASSETS
Plant and equipment, net	10,499,108	10,427,176
Land use rights, net	382,800	385,539
Construction in progress	1,376,802	1,321,832
Discontinued operation	494,744	506,526
Deferred taxes	445,801	405,006
Total Long-Term Assets	13,199,255	13,046,079

TOTAL ASSETS	$59,261,172	$57,179,099

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31,
	2008	December 31,
	(Unaudited)	2007
CURRENT LIABILITIES
Accounts payable	$6,492,357	$6,333,057
Other payables and accrued expenses	351,352	378,675
Short-term bank loans	21,594,781	20,869,862
Customer deposits	271,407	483,320
Notes payable	2,250,007	1,476,600
Due to employees	57,895	310
Due to related party	90,709	-
Discontinued operation	13,655,346	14,296,572
Total Current Liabilities	44,763,854	43,838,396

LONG-TERM LIABILITIES
Discontinued operation	2,651	2,651
Deferred taxes	296,511	296,511
Total Long-Term Liabilities	299,162	299,162

TOTAL LIABILITIES	45,063,016	44,137,558

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,961	19,961
Additional paid-in capital	7,138,105	7,138,105
Retained earnings (the restricted portion is $523,083 at March 31, 2008)	6,235,295	5,125,120
Accumulated other comprehensive income	804,795	758,355
TOTAL SHAREHOLDERS’ EQUITY	14,198,156	13,041,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,261,172	$57,179,099

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
REVENUES, NET	$9,487,285	$5,376,977
COST OF GOODS SOLD	(7,305,277)	(4,403,741)
GROSS PROFIT	2,182,008	973,236

General and administrative	279,120	141,594
Selling and marketing	215,776	80,761
Research and development	46,610	11,978
INCOME FROM CONTINUING OPERATIONS	1,640,502	738,903
Interest expense, net	(615,540)	(134,632)
Government grants	23,381	-
Forfeiture of customer deposits	-	265,789
Other income, net	21,711	218
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,070,054	870,278

INCOME TAX BENEFIT	39,965	-

NET INCOME FROM CONTINUING OPERATIONS	1,110,019	870,278

DISCONTINUED OPERATION
Income from discontinued operation	157	70,840
GAIN FROM DISCONTINUED OPERATION	157	70,840

NET INCOME	1,110,176	941,118

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	46,440	91,058

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
COMPREHENSIVE INCOME	$1,156,616	$1,032,176

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	19,961,000	12,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.06	$0.09

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,110,176	$941,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362,750	241,791
Deferred taxes	(40,795)	-
Forfeiture of customer deposits	-	(265,789)

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,101,521	(955,355)
Inventories	(905,114)	699,127
Other receivables	331,315	(28,332)
Due to employees	32,431	-
Prepayments and prepaid expenses	17,774	96,199
Discontinued operation	(1,166,257)	34,333

Increase (Decrease) In:
Accounts payable	159,300	(561,204)
Other payables and accrued liabilities	(27,323)	53,219
Discontinued operation	1,571,810	11,433,523
Customer deposits	(211,914)	1,035,946
Net cash provided by operating activities	2,335,674	12,724,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(611,471)	(181,249)
Purchases of construction in progress	(55,351)	(160,234)
Deposit for acquisition	-	646,479
Due from employees	-	171,608
Issuances of notes receivable	(1,859,256)	(4,902,596)
Repayments of notes receivable	49,842	347,571
Discontinued operation	11,782	17,465
Net cash used in investing activities	(2,464,454)	(4,060,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,192,916)	-
Discontinued operation	(432,827)	(11,562,911)
Proceeds from short term bank loans	9,776,805	5,581,834
Repayment of short term bank loans	(9,051,887)	(2,920,005)
Proceeds from notes payable	1,485,435	440,036
Repayment of notes payable	(712,027)	(13,621)
Repayment of advances to related parties	90,709	17,288
Net cash used in financing activities	(1,036,708)	(8,457,379)

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,165,488)	206,241
Effect of exchange rate changes on cash	226,350	4,936
Cash and cash equivalents at beginning of period	1,149,140	365,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$210,002	$576,744

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$226,507
Interest paid	$439,961	$2,967

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2008 and 2007, $380 and $11,946 were transferred from construction in progress to plant and equipment, respectively.

2. Customer deposits of $0 and $265,789 were forfeited in the three months ended March 31, 2008 and 2007, respectively.

See notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (formerly Stone Mountain Resources, Inc.) (the "Company”) was incorporated under the laws of the State of Delaware on March 31, 2004. On June 29, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp.

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 14 “Business Combinations.” Accordingly, the consolidated statements of income include the results of operations of Kandi Technologies, Inc. from the acquisition date through March 31, 2008.

The Company's primary operations is comprised of designing, developing, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the People’s Republic of China (“PRC”) and global export markets. Sales are made to dealers in the United States, Europe and Australia.

NOTE 2 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 3 - PRINCIPLES CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies Corp. and the following subsidiaries:

(i)	Continental Development Ltd. (100% subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co. Ltd. (“Zhejiang Kandi”) (100% subsidiary of Continental)

(iii)	Zhejiang Yongkong Import and Export Co. Ltd. (“Dingji”) (100% subsidiary of Zhejiang Kandi)

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 - USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

NOTE 5 - CONCENTRATIONS

The Company has major customers who accounted for the following percentage of total sales and accounts receivable in 2008 and 2007:

	Sales
Major Customers	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Accounts Receivable
			March 31, 2008	December 31, 2007
Company A	31%	27%	26%	40%
Company B	23%	22%	20%	19%
Company C	13%	19%	12%	11%
Company D	12%	15%	12%	8%
Company E	6%	-	5%	7%

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 5 - CONCENTRATION (CONTINUED)

The Company has major suppliers who accounted for the following percentage of total purchases and accounts payable in 2008 and 2007:

	Purchases
Major Suppliers	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Accounts Payable
			March 31, 2008	December 31, 2007
Company F	7%	35%	7%	7%
Company G	8%	9%	5%	6%
Company H	4%	16%	4%	5%
Company I	4%	8%	4%	5%
Company J	4%	-	4%	4%

NOTE 6 - FOREIGN CURRENCY TRANSLATION

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The condensed consolidated financial statements are translated into United States dollars from RMB at period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

	March 31, 2008	December 31, 2007	March 31, 2007
Period end RMB : US$ exchange rate	7.0222	7.3141	7.7342
Average period RMB : US$ exchange rate	7.1682	7.5614	7.7715

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three month ended March 31, 2008 and 2007.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, amounts due from related parties, prepayments and prepaid expenses, receivables due from employees, accounts payable due to employees, other payables and accrued liabilities, notes payable, short-term band loans and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

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

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

NOTE 10 - INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$814,327	$1,534,448
Work-in-progress	3,127,152	1,402,073
Finished goods	257,165	357,008
Total inventories	$4,198,644	$3,293,529

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes receivable from unrelated companies:
Due June 27, 2008	$-	$47,853
Due March 2, 2009	640,673	-
Due January 1, 2009	184,842	-
Due March 31, 2008 (subsequently settled on its due date)	633,825	-
Due March 31, 2008 (subsequently settled on its due date)	489,252	-
Subtotal	1,948,592	47,853
Notes receivable-discount	(91,326)	-
Notes receivable net	$1,857,266	$47,853

In 2008, interest-free notes of $640,673, $184,842 and $633,825 were provided to unrelated companies for their assistance in developing distribution channels and new markets for the Company.

The Company imputed the interest for these notes receivable for $91,326, since they consider these notes receivable may be extended when due.

Notes receivable of $489,252 were provided to an unrelated company, which bears interest at 7.2% per annum. The interest income on notes receivable for the three months ended March 31, 2008 was $6,379, which was recognized in the accompanying condensed consolidated statements of income as interest expense.

NOTE 12 - LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Cost of land use rights	$460,943	$460,943
Less: accumulated amortization	(78,143)	(75,404)
Land use rights, net	$382,800	$385,539

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Amortization expense for the three months ended March 31, 2008 and 2007 was $2,739 and $2,597, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 with one year	$8,388
2009	11,183
2010	11,183
2011	11,183
2012	11,183
Thereafter	329,680
Total	$382,800

NOTE 13 -  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$4,074,937	$3,911,944
Machinery and equipment	8,930,520	8,572,451
Office equipment	101,617	93,840
Transportation	265,480	254,885
Patterns	1,814,542	1,742,125
	15,187,096	14,575,245
Less: Accumulated depreciation
Buildings	(480,618)	(428,834)
Machinery and equipment	(3,891,058)	(3,520,084)
Office equipment	(71,989)	(64,427)
Transportation	(58,857)	(43,765)
Patterns	(185,466)	(90,959)
	(4,687,988)	(4,148,069)
Plant and equipment, net	$10,499,108	$10,427,176

The net book value of plant and equipment are pledged for certain bank loans at March 31, 2008 and December 31, 2007 is $1,795,258 and $1,652,616, respectively. Also see note 14.

Depreciation expense for three months ended March 31, 2008 and 2007 was $360,011 and $270,177, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS

SHORT-TERM BANK LOANS CONSIST OF THE FOLLOWING:

	March 31, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Exploration Zone Branch
Monthly interest only payments at 7.88% per annum, due April 10, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	$712,028	$683,611
Monthly interest only payments at 7.88% per annum, due June 5, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	712,028	683,611
Monthly interest only payments at 8.75% per annum, due September 5, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	427,216	410,167
Monthly interest only payments at 8.75% per annum, due September 5, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	384,495	369,150
Monthly interest only payments at 8.75% per annum, due October 10, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	427,216	410,167
Monthly interest only payments at 8.75% per annum, due October 16, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	541,141	519,544
Monthly interest only payments at 8.75% per annum, due October 23, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	498,419	478,528
Monthly interest only payments at 8.75% per annum, due November 24, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	569,623	546,889
Monthly interest only payments at 8.28% per annum, due September 17, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	640,825	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2008	December 31, 2007
	(Unaudited)
Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 7.58 % per annum, due January 10, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	2,734,444
Monthly interest only payments at 7.67 % per annum, due May 10, 2008, guaranteed by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	1,424,055	1,367,222
Monthly interest only payments at 8.22% per annum, due January 10, 2009 secured by the assets owned by the Company. Also see Notes 12 and 13.	2,848,110	-
Loans from ICBC-Jinhua Branch
Monthly interest only payments at 6.88% per annum, due January 18, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	189,753
Monthly interest only payments at 6.58% per annum, due February 1, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	948,766
Monthly interest only payments at 6.88% per annum, due March 3, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	858,883
Monthly interest only payments at 7.88% per annum, due March 21, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	1,098,571
Monthly interest only payments at 7.88% per annum, due April 16, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	1,030,000	-
Monthly interest only payments at 7.88% per annum, due May 21, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13.	700,000	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2008	December 31, 2007
	(Unaudited)
Loans from Huaxia Bank
Monthly interest only payments at 9.86% per annum, due December 24, 2008. Guaranteed by Yongkang Tangxian Colour Metal Die-casting Company.	2,848,110	2,734,444
Monthly interest only payments at 7.84% per annum, due October 1, 2008. And secured by the assets owned by the Company. Guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company. Also see Notes 12 and 13.	2,848,110	-
Loans from China Everybright Bank
Monthly interest only payments at 8.22% per annum, due August 9, 2008. And secured by the assets owned by the Company. Guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company. Also see Notes 12 and 13.	4,271,377	4,101,668
Monthly interest only payments at 8.96% per annum, due February 18, 2009. And secured by the assets owned by the Company. Guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company. Also see Notes 12 and 13.	712,028	-
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.33 % per annum, due February 14, 2008, secured by the assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	-	2,734,444
Total	$21,594,781	$20,869,862

Interest expense for short-term loans during three months ended March 31, 2008 and 2007 was $523,785 and $119,066, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 15 - NOTES PAYABLE

NOTES PAYABLE CONSIST OF THE FOLLOWING:

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes payable to unrelated companies:
Due April 17, 2008 (subsequently repaid on its due date)	$712,028	$683,611
Due September 19, 2008	1,424,055	683,611
Due November 18, 2008	113,924	109,378
Total	$2,250,007	$1,476,600

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $1,125 and $7,734 in 2008 and 2007, respectively.

Restricted cash of $3,560,138 and $1,367,222 is held as collateral for the following notes payable at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
	(Unaudited)
Due April 17, 2008 (subsequently repaid on its due date)	712,028	683,611
Due September 19, 2008	1,424,055	683,611
Due November 18, 2008	1,424,055	-
Total	$3,560,138	$1,367,222

NOTE 16 - INCOME TAXES

Corporation Income Tax (“CIT”)

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2008, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from close March 31, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which is effective from January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate of the Company is 33%. However, according to certain rules in the tax laws, from the time that the Company has its first profitable tax year, a foreign-invested company is exempt from corporate income tax for the following two years of operations and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign-invested company was 2007. Dingji is a subsidiary of the Company and its applicable corporate income tax rate is 33%.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The Company believes some of the tax concession granted to eligible companies prior to the new CIT law will be grand fathered. Income tax (benefit) expense for the three months ended March 31, 2008 and 2007 are summarized as follows:

	For the Three Months Ended March 31, (Unaudited)
	2008	2007
Current:
Provision for CIT	$-	$39,876

Deferred:
Provision for CIT	(39,965)	(4,984)

Income tax (benefit) expense	$(39,965)	$34,892

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 16 - INCOME TAXES (CONTINUED)

The Company’s income tax (benefit) expense differs from the “expected” tax (benefit)/expense for the three months ended March 31, 2008 and 2007 (computed by applying the CIT rate of 25% to income before income taxes) as follows:

	For the Three Months Ended March 31, (Unaudited)
	2008	2007
Computed “expected” expense	$267,514	$287,129
Permanent difference	(58,291)	45,503
Tax exemption	(249,188)	(332,695)
Income tax (benefit) expense	$(39,965)	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets:
Non-current portion:
Depreciation	735,306	694,512
Valuation allowance	(289,505)	(289,506)
Subtotal	445,801	405,006
Total deferred tax assets	445,801	405,006
Deferred tax liabilities:
Non-current portion:
Accumulated other comprehensive (gain) loss	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)
Total deferred tax liabilities	(296,511)	(296,511)
Net deferred tax assets (liabilities)	$149,290	$108,495

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 16 - INCOME TAXES (CONTINUED)

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

The refundable VAT of $42,059 and $542,874 at March 31, 2008 and December 31, 2007, respectively, are included in other receivables in the accompanying consolidated balance sheets

NOTE 17 - CONTINGENCIES

(a)
In 2006, the Company brought a legal action against Weifang Rongda Automobile Trading Co., Ltd. for returned goods that were damaged. As the plaintiff, the Company has claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 8, 2006, the Company prevailed in the lawsuit and Weifang Rongda Automobile Trading Co., Ltd. was required to pay approximately $26,408 as compensation to the Company. However, the defendant appealed the ruling to a higher level court and the Company has not received the compensation as of April 30, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at March 31, 2008.

(b)   In 2006, the Company brought a legal action against Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the contruction in Jinhua Industrial district. As the plaintiff, the Company claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company prevailed in the lawsuit and Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 as compensation to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of April 30, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at March 31, 2008

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 18 - DEPOSIT FOR ACQUISITION

In November 2007, the Company signed a letter of intent with the shareholders of Kandi Special Vehicles Co., Ltd., by which the Company would acquire 100% of Kandi Special Vehicles Co., Ltd. The Company paid $12,270,859 as a deposit as of March 31, 2008. The total consideration for the acquisition is $12,314,988 and the acquisition was completed in April 18, 2008. There is no material relationship between the Company and Kandi Special Vehicles Co., Ltd.

The following unaudited pro forma combined condensed statement of income for the three months ended March 31, 2008 was prepared as if the acquisition had occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Combined (Unaudited)

REVENUES	$9,487,285

GROSS PROFIT	$2,182,008

INCOME FROM OPERATIONS	$1,640,502

NET INCOME	$1,110,176

NET INCOME PER SHARE BASIC AND DILUTED	$0.06

NOTE 19 - DISCONTINUED OPERATION

On May 9, 2008, the Company executed a share transfer agreement for the sale of its subsidiary Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”). Pursuant to the share transfer agreement, the Company agreed to sell all of its interest in Dingji for $712,027. There was no gain or loss that resulted from the sale. As a result of the share transfer agreement, Dingji is no longer a subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of Dingji are removed from the detail line items to the “discontinued operation” of the Company’s financial statements.

The income (loss) from discontinued operation was $157 and $70,840 for the three months ended March 31, 2008 and 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms.

In addition, these forward-looking statements include, but are not limited to, statements regarding implementing our business strategy; development and marketing of our products; our estimates of future revenue and profitability; our expectations regarding future expenses, including research and development, sales and marketing, manufacturing and general and administrative expenses; difficulty or inability to raise additional financing, if needed, on terms acceptable to us; our estimates regarding our capital requirements and our needs for additional financing; attracting and retaining customers and employees; sources of revenue and anticipated revenue; and competition in our market.

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income:

	For the Three Months Ended March 31, 2008	% of Revenue	For the Three Months Ended March 31, 2007	% of Revenue	Change in Amount	Change in %
REVENUES	$9,487,285	100.0%	$5,376,977	100.0%	$4,110,308	76.4%
COST OF GOODS SOLD	7,305,277	77.0%	4,403,741	81.9%	2,901,536	65.9%
GROSS PROFIT	2,182,008	23.0%	973,236	18.1%	1,208,772	124.2%
Selling and Marketing	215,776	2.3%	80,761	1.5%	135,015	167.2%
General and Administrative	279,120	2.9%	141,594	2.6%	137,526	97.1%
Research and Development	46,610	0.5%	11,978	0.2%	34,632	289.1%
INCOME FROM CONTINUING OPERATIONS	1,640,502	17.3%	738,903	13.7%	901,599	122.0%
Government Grants	23,381	0.2%	-	0.0%	23,381	100%
Interest Expense, Net	(615,540)	(6.5%)	(134,632)	(2.5%)	(480,908)	357.2%
Forfeiture of Customer Deposits	-	0.0%	265,789	4.9%	(265,789)	(100.0%)
Other Income, Net	21,711	0.2%	218	0.0%	21,493	9,859.2%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,070,054	11.3%	870,278	16.2%	199,776	23.0%
INCOME TAX BENEFIT	39,965	0.4%	-	0.0%	39,965	100%
NET INCOME FROM CONTINUING OPERATIONS	1,110,019	11.7%	870,278	16.2%	239,741	27.5%
INCOME FROM DISCONTINUED OPERATION	157	0.0%	70,840	1.3%	(70,683)	(99.8%)
NET INCOME	$1,110,176	11.7%	$941,118	17.5%	$169,058	18.0%

Revenue For the three months ended March 31, 2008, our revenues increased approximately 76% from $5,376,977 to $9,487,285 relative to the same period ended March 31, 2007. The biggest factor for the increase of our revenues was the increased sales of our go-karts.

Cost of Sales Cost of sales increased from $4,403,741 for the three months ended March 31, 2007 to $7,305,277, or approximately 66%, for the same period in 2008, reflecting the increase in production manufacturing associated with the manufacturing of the super-mini car during the quarter. However, in terms of cost of sales as a percentage of net revenues, our cost of sales for this quarter in 2008 was approximately 77% of net revenues as compared to approximately 82% of net revenues for the same quarter in 2007. The main reason for the improvement in cost of sales was due to tighter cost controls and discounts obtained in raw materials because of the increase in our purchasing power.

Gross Profit Gross profit increased approximately 124% from $973,236 for the three months ended March 31, 2007 to $2,182,008 for the three months ended March 31, 2008, and the gross margin was increased approximately 5% compared with the same period in 2007. This increase in gross profit was primarily due to the increased revenues and reduction in cost of sales. Moreover, the gross margin increased primarily due to the price increases we were able to implement on some of our products due to higher quality and larger engines.

Selling and Marketing For the three months ended March 31, 2008, selling and marketing expenses increased approximately 167% from $80,761 to $215,776 relative to the three months ended March 31, 2007. The increase was primarily due to the increase in the expansion of the sales department as a result of the sharp increase in sales revenue.

General and Administrative For the three months ended March 31, 2008, general and administrative expenses increased approximately 97% from $141,594 to $279,120 relative to the three months ended March 31, 2007. The increase was primarily due to an increase in the headcount of the administration department as the Company hired new employees in order to manage our expansion.

Research and Development For the three months ended March 31, 2008, research and development expenses increased approximately 289% from $11,978 to $46,610 relative to the three months ended March 31, 2007. The increase was primarily due to the continuing efforts of the Company in improvement of our existing products.

Income Taxes  On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law was effective on January 1, 2008. However, a foreign-invested company which registered with the PRC government before March 16, 2007 may still apply the former corporate income tax rules. Thus, the Company is exempt from corporate income tax for 2008 and then is entitled to a 50% tax reduction for 2009, 2010 and 2011. As a result, the Company had an income tax benefit of $39,965 for the three months ended March 31, 2008, compared with $0 for the same period in 2007.

Income From Discontinued Operation On May 9, 2008, we executed a share transfer agreement for the sale of our subsidiary Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”). Pursuant to the share transfer agreement, the Company agreed to sell all of its interest in Dingji for $712,027. There was no gain or loss that resulted from the sale. The income (loss) from discontinued operation of Dingji was $157 and $70,840 for the three months ended March 31, 2008 and 2007, respectively.

Net Income  Net income increased approximately 18% from $941,118 for the three months ended March 31, 2008 to $1,110,176 for the three months ended March 31, 2007.  This increase in net income was due primarily to the increase in both our revenues and gross profits.

 Liquidity and Capital Resources

Cash Flows

Three Months ended March 31, 2008 and 2007

Net cash flow provided by operating activities was $2,124,901 for the three months ended March 31, 2008 as compared to $12,724,576 in cash flow provided in operating activities in the same period of 2007. The decrease of net cash flow provided by operating activities was mainly due to the collection of outstanding loans and cash flow used in expanding manufacture capacity.

Net cash flow used in investing activities was $2,464,454 for the three months ended March 31, 2008 as compared to $4,060,956 in the same period of 2007. Cash flow used in investing activities in the three months ended March 31, 2008 was mainly for the issuance of notes receivable and the purchases of plant and equipment.

Net cash flow used in financing activities was $1,036,708 for the three months ended March 31, 2008, as compared to $8,457,379 in the same period of 2007.  The decrease of cash flow used in financing activities was mainly due to the receipt of loans, the loans are used by the Company to expand our output.

Working Capital

Our working capital increased by $1,003,439 to $1,298,063 at March 31, 2008, as compared to $294,624 at December 31, 2007.  The increase in working capital at March 31, 2008 was mainly the result of the Company’s expanded capacity in the first quarter of 2008.

The Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.  Also, from time to time, the Company may require extra funding through financing activities and investments for expansion.  Also, from time to time, the Company may identify new expansion opportunities for which our management may consider seeking external funding and financing.  However, as of March 31, 2008, the Company did not have any plan for additional capital through external funding and financing.

Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three month ended March 31, 2008 and 2007.

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

ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

 Item 3. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 KANDI TECHNOLOGIES, CORP.

Date: May 15, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Zhu Xiaoying
Zhu Xiaoying Chief Financial Officer