Form 10-Q
period 2008-06-30
Kandi Technologies Corp
filed 2008-08-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

Commission file number 000-52186

Kandi Technologies, Corp.
(Exact name of registrant as specified in charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
 (Address of principal executive offices)

(86 - 0579) 82239700
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 14, 2008 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

PART I— FINANCIAL INFORMATION

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
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2008	December 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$156,896	$1,149,140
Restricted cash	6,548,503	1,367,222
Accounts receivable, net of allowance for doubtful accounts of $1,634 and $3,701 as of June 30, 2008 and December 31, 2007, respectively	14,501,396	11,401,367
Inventories	5,425,919	3,293,529
Notes receivable, net of discount of $68,285 and $0 as of June 30, 2008 and December 31, 2007, respectively	6,506,108	47,853
Other receivables	131,281	416,454
Deposit for acquisition		12,270,859
Prepayments and prepaid expenses	68,919	17,774
Due from employees	-	9,932
Discontinued operation	-	14,158,890
Total Current Assets	33,339,022	44,133,020

LONG-TERM ASSETS
Plant and equipment, net	16,245,693	10,427,176
Land use rights, net	9,477,194	385,539
Construction in progress	1,253,868	1,321,832
Deferred taxes	480,986	405,006
Discontinued operation	-	506,526
Total Long-Term Assets	27,457,741	13,046,079

TOTAL ASSETS	$60,796,763	$57,179,099

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2008	December 31,
	(Unaudited)	2007
CURRENT LIABILITIES
Accounts payable	$11,397,872	$6,333,057
Other payables and accrued expenses	603,159	378,675
Short-term bank loans	27,139,905	20,869,862
Customer deposits	789,933	483,320
Notes payable	3,463,430	1,476,600
Due to employees	37,086	310
Due to related party	164,250	-
Discontinued operation	-	14,296,572
Total Current Liabilities	43,595,635	43,838,396

LONG-TERM LIABILITIES
Deferred taxes	296,511	296,511
Discontinued operation	-	2,651
Total Long-Term Liabilities	296,511	299,162

TOTAL LIABILITIES	43,892,146	44,137,558

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	19,961	19,961
Additional paid-in capital	7,138,105	7,138,105
Retained earnings (the restricted portion is $534,040 and $0 at June 30, 2008 and December 31, 2007, respectively)	8,635,534	5,125,120
Accumulated other comprehensive income	1,111,017	758,355
TOTAL SHAREHOLDERS’ EQUITY	16,904,617	13,041,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,796,763	$57,179,099

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES, NET	$12,424,373	$11,109,555	$21,753,075	$16,471,019

COST OF GOODS SOLD	(9,139,131)	(8,468,179)	(16,316,178)	(12,861,099)

GROSS PROFIT	3,285,242	2,641,376	5,436,897	3,609,920

Research and development	224,146	40,749	264,816	52,615
Selling and marketing	180,596	107,756	409,102	188,354
General and administrative	432,238	142,060	704,682	285,346
INCOME FROM CONTINUING OPERATIONS	2,448,262	2,350,811	4,058,297	3,083,605

Interest expense, net	(395,087)	(160,938)	(1,009,699)	(295,748)
Government grants	17,274	-	40,574	-
Forfeiture of customer deposits	-	-	-	267,673
Other, net	(1,948)	(70,254)	20,047	(69,694)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,068,501	2,119,619	3,109,219	2,985,836

INCOME TAX BENEFIT	33,920	-	73,660	-

INCOME FROM CONTINUING OPERATIONS	2,102,421	2,119,619	3,182,879	2,985,836

DISCONTINUED OPERATION
Loss from discontinued operation	(34,219)	(212,568)	(33,379)	(140,200)
Gain from disposition of discontinued operation	368,249	-	360,913	-
NET GAIN (LOSS) FROM DISCONTINUED OPERATION	334,030	(212,568)	327,534	(140,200)

NET INCOME	2,436,451	1,907,052	3,510,413	2,845,636

OTHER COMPREHENSIVE INCOME

Foreign currency translation	93,622	75,376	350,834	136,385

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

COMPREHENSIVE INCOME	$2,530,073	$1,982,426	$3,861,247	$2,982,021

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	19,961,000	12,176,911	19,961,000	12,088,456

INCOME PER SHARE FROM CONTINUING OPERATION, BASIC AND DILUTED	$0.11	$0.17	$0.16	$0.25

INCOME (LOSS) PER SHARE FROM GAIN (LOSS) FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$0.01	$(0.01)	$0.02	$(0.01)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.12	$0.16	$0.18	$0.24

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,510,413	$2,845,636
Net (gain) loss from discontinued operation	(327,534)	140,200
Income from continuing operations	3,182,879	2,985,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749,994	561,203
Deferred taxes	(75,980)	-
Forfeiture of customer deposits	-	(267,673)

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(3,100,029)	(5,894,263)
Inventories	(2,132,390)	877,564
Other receivables	285,175	(102,954)
Due to employees	46,708	139,928
Prepayments and prepaid expenses	(51,145)	(347,195)

Increase (Decrease) In:
Accounts payable	5,064,815	1,943,480
Other payables and accrued liabilities	224,483	208,276
Customer deposits	306,612	859,386
Net cash provided by operating activities from continuing operations	4,501,122	963,588
Net cash provided by (used in) operating activities from discontinued operation	738,472	(14,276)
Net cash provided by operating activities	5,239,594	949,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(1,887,802)	(513,916)
Purchases of construction in progress	(545,134)	(161,849)
Reverse merger with SMOU, net of cash acquired	-	373
Purchase of a subsidiary, net of cash acquired	(44,129)	-
Issuance of notes receivable	(6,477,313)	(4,986,053)
Repayment of notes receivable	19,057	2,016,236
Net cash used in investing activities from continuing operations	(8,935,321)	(3,645,209)
Net cash provided by investing activities from discontinued operation	-	-
Net cash used in investing activities	(8,935,321)	(3,645,209)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(5,181,280)	-
Proceeds from short-term bank loans	20,197,548	7,869,059
Repayment of short-term bank loans	(13,927,505)	(5,008,645)
Proceeds from notes payable	3,442,053	822,934
Repayment of notes payable	(1,455,223)	(12,137)
Repayment of advances to related parties	164,249	17,288
Net cash provided by financing activities from continuing operations	3,239,842	3,688,499
Net cash provided by financing activities from discontinued operation	-	-
Net cash provided by financing activities	3,239,842	3,688,499

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(489,262)	992,602
Effect of exchange rate changes on cash	(502,982)	203,560
Cash and cash equivalents at beginning of period	1,149,140	365,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,896	$1,561,729

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$937,362	$1,895,643

SUPPLEMENTAL NON-CASH DISCLOSURES:
1.	During the six months ended June 30, 2008 and 2007, $613,097 and $12,117 were transferred from construction in progress to plant and equipment, respectively.
2.
On June 24, 2008, the Company acquired 100% interest of Zhejiang Kandi Special Vehicles Co.,Ltd. ("KSV") for $12,314,988 in cash and KSV became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Plant and equipment, net	$3,200,615
Land use rights, net	9,114,373
Total assets purchased	12,314,988
Total liabilities assumed	-

Total net assets	$12,314,988

Share percentage	100%

Net assets acquired	$12,314,988

Total consideration paid (including the deposit of $12,270,859 paid in prior periods)	$12,314,988

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (formerly Stone Mountain Resources, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on March 31, 2004. On June 29, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp.

On June 29, 2007, pursuant to the share exchange agreement among Stone Mountain Resources, Inc. (“Stone Mountain”), Continental Development Limited, (“Continental”) and Excelvantage (Continental’s sole shareholder), Stone Mountain issued 12,000,000 shares of its common stock to Excelvantage, in exchange for 100% of the common stock of Continental. As a result of the share exchange, Continental became a wholly-owned subsidiary of Stone Mountain. The Company conducts its operations through its wholly owned subsidiary, Zhejiang Kandi Vehicles Co. Ltd., a People’s Republic of China (“PRC”) company.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 14 “Business Combinations.” Accordingly, the consolidated statements of income include the results of operations of Kandi Technologies, Inc. from the acquisition date through June 30, 2008.

The Company closed on its acquisition of 100% shares of Kandi Special Vehicles Co., Ltd. (“KSV”) on June 24, 2008. Kandi Special Vehicles Co., Ltd. became a wholly-owned subsidiary of the Company, in accordance with SFAS No. 14 “Business Combinations,” the consolidated statements of income include the result of operations of Kandi Special Vehicle Co., Ltd. from the acquisition date through June 30, 2008.

On May 9, 2008, the Company sold its wholly-owned subsidiary, Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), to certain individuals. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of Dingji as of the disposal date May 9, 2008 are removed from the detail line items to the “discontinued operation” of the Company’s financial statements.

The primary operations of Kandi Technologies, Corp. and subsidiaries is the design, developing, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the People’s Republic of China and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8.03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp. and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (100% subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Kandi”) (100% subsidiary of Continental)
(iii)	Zhejiang Yongkong Import and Export Co. Ltd., (“Dingji”) (100% subsidiary of Kandi) (see below)
(iv)	Kandi Special Vehicle Co. Ltd., (“KSV”) (100% subsidiary of the Company)

Inter-company accounts and transactions have been eliminated in consolidation.

As of May 9, 2008, Dingji was sold and is presented in the financial statements as a Discontinued Operation. See Note 19.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 4 – USE OF ESTIMATES

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

NOTE 5 – CONCENTRATIONS

The Company has major customers who accounted for the following percentage of total sales and accounts receivable:

	Sales
	For the Six	For the Six	Accounts Receivable
Major Customers	Months Ended June 30, 2008	Months Ended June 30, 2007	June 30, 2008	December 31, 2007
Company A	73%	47%	59%	40%
Company B	7%	20%	17%	19%
Company C	4%	6%	0%	11%
Company D	4%	3%	15%	8%
Company E	1%	-	3%	7%

The Company has major suppliers who accounted for the following percentage of total purchases and accounts payable:

	Purchases
	For the Six	For the Six	Accounts Payable
Major Suppliers	Months Ended June 30, 2008	Months Ended June 30, 2007	June 30, 2008	December 31, 2007
Company F	7%	7%	-	7%
Company G	7%	5%	1%	6%
Company H	7%	4%	-	5%
Company I	6%	3%	2%	5%
Company J	55%	-	29%	4%

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 6—FOREIGN CURRENCY TRANSLATION

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

	June 30, 2008	December 31, 2007	June 30, 2007
Period end RMB : US$ exchange rate	6.8718	7.3141	7.6155
Average period RMB : US$ exchange rate	7.0882	7.5614	7.7121

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six month ended June 30, 2008 and 2007.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, prepayments and prepaid expenses, other receivables due from employees, accounts payable due to employees and to related parties, other payables and accrued liabilities, notes payable, short-term band loans, and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder's equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position, SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 10 – INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$1,712,892	$1,534,448
Work-in-progress	3,218,822	1,402,073
Finished goods	494,205	357,008
Total inventories	$5,425,919	$3,293,529

NOTE 11 – NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Notes receivable from unrelated companies:
Due June 27, 2008	$-	$47,853
Due January 1, 2009	188,888	-
Due March 2, 2009	654,695	-
Due March 30, 2009	647,698	-
Due March 31, 2009	3,918,934	-
Due April 29, 2009	727,611	-
Due May 12, 2009	436,567	-
Subtotal	6,574,393	47,853
Notes receivable-discount	(68,285)	-
Notes receivable, net	$6,506,108	$47,853

In 2008, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $100,161 based on the present value of the notes receivable using a rate of 7.2% interest rate per annum.

During the six months ended June 30, 2008 and 2007, $90,108 and $133,014 of interest expense was recognized in the accompanying consolidated statement of income from the amortization of the discount.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Cost of land use rights	$9,606,486	$460,943
Less: Accumulated amortization	(129,292)	(75,404)
Land use rights, net	$9,477,194	$385,539

During the six months ended June 30, 2008, the Company acquired a land use right, which expires on December 30, 2053, with a net book value of $9,114,373 in the acquisition of KSV completed on June 24, 2008. Also see Note 18.

The total amortization expense for the six months ended June 30, 2008 and 2007 was $22,718 and $4,371, respectively.

The total amortization expense for the next five years and thereafter is as follows:

2008 within one year	$112,125
2009	224,247
2010	224,247
2011	224,247
2012	224,247
Thereafter	8,468,081
Total	$9,477,194

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 13 –  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$7,669,736	$3,911,944
Machinery and equipment	9,125,979	8,572,451
Office equipment	2,663,624	93,840
Transportation	107,299	254,885
Patterns	1,854,256	1,742,125
	21,420,894	14,575,245
Less : Accumulated depreciation
Buildings	(535,851)	(428,834)
Machinery and equipment	(4,205,788)	(3,520,084)
Office equipment	(72,635)	(64,427)
Transportation	(78,688)	(43,765)
Patterns	(282,239)	(90,959)
	(5,175,201)	(4,148,069)
Plant and equipment, net	$16,245,693	$10,427,176

During the six months ended June 30, 2008, the Company acquired manufacturing facilities with a net book value of $3,200,615 in the acquisition of KSV completed on June 24, 2008. Also see Note 18.

The net book value of plant and equipment are pledged for certain bank loans at June 30, 2008 and December 31, 2007 was $1,809,239 and $1,652,616, respectively. Also see note 14.
Depreciation expense for the six months ended June 30, 2008 and 2007 was $727,276 and $618,477, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Development Zone Branch

Monthly interest only payments at 7.88% per annum, due April 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	$-	$683,611

Monthly interest only payments at 7.88% per annum, due June 5, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	683,611

Monthly interest only payments at 8.75% per annum, due August 5, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	436,567	410,167

Monthly interest only payments at 8.75% per annum, due September 5, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	392,910	369,150

Monthly interest only payments at 8.75% per annum, due October 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	436,567	410,167

Monthly interest only payments at 8.75% per annum, due October 16, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	552,985	519,544

Monthly interest only payments at 8.75% per annum, due October 23, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	509,328	478,528

Monthly interest only payments at 8.75% per annum, due November 24, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	582,089	546,889

Monthly interest only payments at 8.28% per annum, due September 17, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	654,850	-

Monthly interest only payments at 6.90% per annum, due September 19, 2008, impawned by time deposit.	654,850	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Development Zone Branch

Monthly interest only payments at 6.90% per annum, due September 24, 2008, impawned by time deposit.	654,850	-

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	727,611	-

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	727,611	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 7.58 % per annum, due January 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.67 % per annum, due May 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	1,367,222

Monthly interest only payments at 8.22% per annum, due January 10, 2009 secured by the assets of the Company. Also see Notes 12 and 13.	2,910,446	-

Monthly interest only payments at 7.67% per annum, due May 9, 2009 secured by the assets of the Company. Also see Notes 12 and 13.	1,455,223	-

Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due January 18, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	189,753

Monthly interest only payments at 6.58% per annum, due February 1, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	948,766

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due March 3, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	858,883

Monthly interest only payments at 7.88% per annum, due March 21, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	1,098,571

Loans from Huaxia Bank

Monthly interest only payments at 9.86% per annum, due December 24, 2008. Guaranteed by Yongkang Tangxian Colour Metal Die-casting Company.	2,910,446	2,734,444

Loans from China Everybright Bank

Monthly interest only payments at 8.22% per annum, due August 9, 2008, secured by the assets of the Company. Guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company (subsequently repaid on its due date).	4,365,668	4,101,668

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.33 % per annum, due February 14, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.84 % per annum, due October 1, 2008, guaranteed by Nanlong Group Co.,Ltd & Zhejiang Mengdeli Electric Company.	2,910,446	-

Monthly interest only payments at 6.72 % per annum, due April 9, 2009, impawned by time deposit.	2,619,401	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2008	December 31, 2007
	(Unaudited)
Loans from Bank of Communication

Monthly interest only payments at 8.96% per annum, due February 18, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	727,611	-

Loans from HengFeng Bank

Monthly interest only payments at 7.88% per annum, due October 24, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	2,910,446	-

Total short-term bank loans	$27,139,905	$20,869,862

Interest expense for the six months ended June 30, 2008 and 2007 was $1,013,464 and $374,508, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable consist of the following:

	June 31, 2008	December 31, 2007
	(Unaudited)
Notes payable to unrelated companies:
Due April 17, 2008 (subsequently repaid on its due date)	$-	$683,611
Due August 26, 2008	1,455,223	-
Due September 19, 2008	1,455,223	683,611
Due November 8, 2008	116,418	109,378
Due December 18, 2008	436,566	-
Total	$3,463,430	$1,476,600

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $1,732 and $7,440 for the six months ended June 30, 2008 and 2007, respectively.

Restricted cash of $6,548,503 and $1,367,222 is held as collateral for the following notes payable, letter of credit and bank loan at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
	(Unaudited)
Due April 17, 2008 (subsequently repaid on its due date)	$-	$683,611
Due September 19, 2008	727,611	683,611
Due September 19, 2008	727,611	-
Due August 26, 2008	727,611	-
Due September 24, 2008	727,611	-
Due November 1, 2008	727,611	-
Due April 9, 2009	2,910,448	-
Total	$6,548,503	$1,367,222

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 16 – INCOME TAXES

(a) Corporation Income Tax (“CIT”)

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from close June 30, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate of the Company is 33%. However, according to certain rules in the tax laws, from the time that the Company has its first profitable tax year, a foreign-invested company is exempt from corporate income tax for the following two years of operations and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign-invested company was 2007. Dingji is a subsidiary of the Company and its applicable corporate income tax rate is 33%.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The Company believes some of the tax concession granted to eligible companies prior to the new CIT law will be grandfathered. Income tax benefit for the six months ended June 30, 2008 and 2007 are summarized as follows:

	For The Six Months Ended June 30, (Unaudited)
	2008	2007
Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	(73,660)	-

Income tax benefit	$(73,660)	$-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 16 – INCOME TAXES (CONTINUED)

The Company’s income tax benefit differs from the “expected” tax expense for the six months ended June 30, 2008 and 2007 (computed by applying the CIT rate of 25% to income before income taxes) as follows:

	For The Six Months Ended June 30, (Unaudited)
	2008	2007
Computed “expected” expense	$767,791	$937,795
Permanent difference	(41,417)	-
Tax exemption	(800,034)	(937,795)
Income tax benefit	$(73,660)	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of June 30, 2008 and 2007 are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets:
Non-current portion:
Depreciation	$770,492	$694,512
Valuation allowance	(289,506)	(289,506)
Subtotal	480,986	405,006
Total deferred tax assets	480,986	405,006

Deferred tax liabilities:
Non-current portion:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)
Total deferred tax liabilities	(296,511)	(296,511)

Net deferred tax assets	$184,475	$108,495

(b)	Tax Holiday Effect

For 2008 and 2007 the PRC corporate income tax rate was 25% and 33%, respectively. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2008 and December 31, 2007.

Income before income tax expense of $3,109,219 and $2,985,836 for the six months ended June 30, 2008 and 2007 respectively was attributed to subsidiaries with operations in China. Income tax benefit related to China income for June 30, 2008 and 2007 is $73,660 and $0, respectively.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 16 – INCOME TAXES (CONTINUED)

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2008 and 2007 are as follows:

	For The Six Months Ended June 30, (Unaudited)
	2008	2007
Tax holiday effect	$800,034	$937,795
Basic net income per share effect	$0.04	$0.08

NOTE 17 – CONTINGENCIES

(a)
In 2006, the Company brought a legal action against Weifang Rongda Automobile Trading Co., Ltd. for returned goods that were damaged. As the plaintiff, the Company has claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 8, 2006, the Company prevailed in the lawsuit and Weifang Rongda Automobile Trading Co., Ltd. was required to pay approximately $26,408 as compensation to the Company. However, the defendant appealed the ruling to a higher level court and the Company has not received the compensation as of June 30, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2008.

(b)
In 2006, the Company brought a legal action against Zhejiang Yuegong Steel Structure Co. Ltd. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in Jinhua Industrial district. As the plaintiff, the Company claimed for compensation. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company prevailed in the lawsuit and Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 as compensation to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of June 30, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2008

NOTE 18 – BUSINESS COMBINATION

In November 2007, the Company signed a letter of intent with the shareholders of Kandi Special Vehicles Co., Ltd., by which the Company would acquire 100% of Kandi Special Vehicles Co., Ltd. The Company paid $12,270,859 as a deposit in 2007. The total consideration for the acquisition was $12,314,988. All the transactions of this acquisition were completed in June 24, 2008. There is no materiel relationship between the Company and Kandi Special Vehicles Co., Ltd.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 18 – BUSINESS COMBINATION (CONTINUED)

The following unaudited pro forma combined condensed statement of income for the three months ended March 31, 2008 was prepared as if the acquisition had occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Combined (Unaudited)

REVENUES	$9,487,285

GROSS PROFIT	$2,182,008

INCOME FROM OPERATIONS	$1,640,502

NET INCOME	$1,110,176

NET INCOME PER SHARE BASIC AND DILUTED	$0.07

NOTE 19 – DISCONTINUED OPERATION

On May 9, 2008, the Company, through its PRC subsidiary Zhejiang Kandi Vehicles Co. Ltd., entered into a disposition agreement with certain individuals. Pursuant to the agreement, the Company agreed to sell all of its interest in Dingji to such individuals for $727,611, resulting in a gain of $360,913. This transaction was completed on May 9, 2008. Thereafter, Dingji was no longer a consolidated a subsidiary of Kandi. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Dingji are removed from the detail line items in the Company's financial statements and presented separately as “discontinued operation.” The loss from discontinued operations were $33,379 and $140,200 for the six months ended June 30, 2008 and 2007, respectively. The gains from disposition of discontinued operations of $360,913 are reflected in the Company’s condensed consolidated statement of income for the six months ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the three months ended June 30, 2008 and 2007:

	Three Month Comparison

	For the three months ended June 30, 2008 Amount	% of Revenue	For the three months ended June 30, 2007 Amount	% of Revenue	Growth in Amount	Increase in %
REVENUES	$12,424,373	100.0%	$11,109,555	100.0%	$1,314,818	11.8%
COST OF GOODS SOLD	9,139,131	73.6%	8,468,179	76.2%	670,952	7.9%
GROSS PROFIT	3,285,242	26.4%	2,641,376	23.8%	643,866	24.4%
Selling and Marketing	180,596	1.5%	107,756	0.4%	72,840	67.6%
General and Administrative	432,238	3.5%	142,060	1.0%	295,178	204.3%
Research and Development	224,146	1.8%	40,749	1.3%	183,397	450.1%
INCOME FROM CONTINUING OPERATIONS	2,448,262	19.6%	2,350,811	21.2%	92,451	4.1%
Government Grants	17,274	0.1%	-	0.0%	17,274	100%
Interest Expense, Net	(395,087)	-3.2%	(160,938)	-1.4%	(234,149)	145.5%
Other, Net	(1,948)	0.0%	(70,254)	-0.6%	68,305	-97.2%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,068,501	16.5%	2,119,619	19.1%	(56,119)	-2.4%
INCOME TAX BENEFIT	33,920	0.3%	-	0.0%	33,920	100%
NET INCOME FROM CONTINUING OPERATIONS	2,102,421	16.8%	2,119,619	19.1%	(17,198)	-0.1%
INCOME FROM DISCONTINUED OPERATION	334,030	2.7%	(212,568)	-1.9%	546,598	257.1%
NET INCOME	$2,436,451	19.5%	$1,907,052	17.2%	$524,399	27.8%

 Revenues. For the three months ended June 30, 2008, our revenues increased approximately 12% from $11,109,555 to $12,424,373 relative to the same period ended June 30, 2007. The increase in revenues is attributable to increased sales of our go-karts.

Cost of Sales. Cost of sales increased from $8,468,179 for the three months ended June 30, 2007 to $9,139,131, or approximately 8%, for the same period in 2008. In terms of cost of sales as a percentage of net revenues, our cost of sales for this quarter in 2008 was approximately 74% of net revenues as compared to approximately 76% of net revenues for the same quarter in 2007. The main reason for the improvement in cost of sales was due to tighter cost controls and discounts obtained in raw materials because of the increase in purchase volume as sales increased.

Gross Profit. Gross profit increased approximately 24% from $2,641,376 for the three months ended June 30, 2007 to $3,285,242 for the three months ended June 30, 2008. This increase in gross profit was primarily due to the increased revenues and reduction in cost of sales.

Selling and Marketing Expenses. For the three months ended June 30, 2008, selling and marketing expenses increased approximately 67.6% from $107,756 to $180,596 relative to the three months ended June 30, 2007. The increase was primarily due to the expansion of our sales department.

General and Administrative Expenses. For the three months ended June 30, 2008, general and administrative expenses increased approximately 204% from $142,060 to $432,238 relative to the three months ended June 30, 2007. The increase was primarily due to the expansion of our admin department.

Research and Development Expenses. For the three months ended June 30, 2008, research and development expenses increased approximately 450% from $40,749 to $224,146 relative to the three months ended June 30, 2007. The increase is attributable to the expenses incurred in conjunction with the launch of our three wheeled motorcycle.

Discontinued Operation. For the three months ended June 30, 2008, discontinued operations income increased approximately 257% from $(212,568) to $334,030. Dingji was sold to certain individuals as of May 9, 2008. See Note 19.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law became effective on January 1, 2008. Under the new law, the Company had a tax benefit of $33,920 for the three months ended June 30, 2008, compared to a tax expenses of $NIL for the same period of 2007.

Net Income.  Net income increased approximately 28% from $1,907,052 for the three months ended June 30, 2007 to $2,436,451 for the three months ended June 30, 2008.  This increase in net income was due primarily to the increase in both our revenues and gross profits.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

        The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the six months ended June 30, 2008 and 2007:

	Six Month Comparison
	For the six months ended June 30, 2008 Amount	% of Revenue	For the six months ended June 30, 2007 Amount	% of Revenue	Growth in Amount	Increase in %
REVENUES	$21,753,075	100.0%	$16,471,019	100.0%	$5,282,056	32.1%
COST OF GOODS SOLD	16,316,178	75.0%	12,861,099	78.1%	3,455,079	26.9%
GROSS PROFIT	5,436,897	25.0%	3,609,920	21.9%	1,826,977	50.6%
Selling and Marketing	409,102	1.9%	188,354	1.1%	220,748	117.2%
General and Administrative	704,682	3.2%	285,346	1.7%	419,336	147.0%
Research and Development	264,816	1.2%	52,615	0.3%	212,201	403.3%
INCOME FROM CONTINUING OPERATIONS	4,058,297	18.7%	3,083,605	18.7%	974,692	31.6%
Government Grants	40,574	0.2%	-	0.0%	40,574	100%
Interest Expense, Net	(1,009,699)	-4.6%	(295,748)	-1.8%	(713,951)	241.4%
Forfeiture of customer deposits	-	0.0%	267,673	1.6%	(267,673)	-100.0%
Other Income (Expense), Net	20,047	0.1%	(69,694)	-0.4%	89,741	-128.8%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	3,109,219	14.3%	2,985,836	18.1%	123,383	4.1%
INCOME TAX BENEFIT	73,660	0.3%	-	0.0%	73,660	100%
NET INCOME FROM CONTINUING OPERATIONS	3,182,879	14.7%	2,985,836	18.1%	197,043	6.60%
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	327,534	1.5%	(140,200)	-0.9%	467,734	333.6%
NET INCOME	$3,510,413	16.1%	$2,845,636	17.3%	$664,777	23.4%

Revenues. For the six months ended June 30, 2008, our revenues increased approximately 32.1% from $16,471,019 to $21,753,075 relative to the same period ended June 30, 2007. The increase revenue is attributable to the increased sales of our go-karts.

Cost of Sales. Cost of sales increased from $12,861,099 for the six months ended June 30, 2007 to $16,316,178 for the same period in 2008, in terms of cost of sales as a percentage of net revenues, our cost of sales for the six months ended June 30, 2008 was approximately 75%, which remained unchanged from the same period in 2007.

Gross Profit. Gross profit increased approximately 51% from $3,609,920 for the six months ended June 30, 2007 to $5,436,897 for the six months ended June 30, 2008. This increase in gross profit was primarily due to the increased revenues.

Selling and Marketing Expenses. For the six months ended June 30, 2008, selling and marketing expenses increased approximately 117% from $188,354 to $409,102 relative to the six months ended June 30, 2007. The increase was primarily due to the expansion of our sales department.

General and Administrative Expenses. For the six months ended June 30, 2008, general and administrative expenses increased approximately 147% from $285,346 to $704,682 relative to the six months ended June 30, 2007. The increase was primarily due to the expansion of our admin department.

Research and Development Expenses. For the six months ended June 30, 2008, research and development expenses increased approximately 403% from $52,615 to $264,816 relative to the six months ended June 30, 2007. The increase is attributable to the expenses incurred in conjunction with the launch of our three wheeled motorcycle.

Discontinued Operation. For the three months ended June 30, 2008, discontinued operations income increased approximately 334% from $(140,200) to $327,534. Dingji was sold to certain individuals as of May 9, 2008. See Note 19.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law became effective on January 1, 2008. Under the new tax law, the Company had a tax benefit of $73,660 for the six months ended June 30, 2008, compared to a tax expenses of $NIL for the same period of 2007.

Net Income.  Net income increased approximately 24% from $2,845,636 for the six months ended June 30, 2007 to $3,520,413 for the six months ended June 30, 2008.  This increase in net income was due primarily to the increase in both our revenues and gross profits.

Liquidity and Capital Resources

Cash Flows

Six Months ended June 30, 2008 and 2007

      Net cash flow provided by operating activities was $4,478,605 for the six months ended June 30, 2008 as compared to $907,525 in cash flow used in operating activities in the same period of 2007. The increase of net cash flow provided in operating activities was mainly due to increased sales, the collection of outstanding loans and cash inflows generated by incremental operations.

      Net cash flow used in investing activities was $8,207,710 for the six months ended June 30, 2008 as compared to $3,603,422 in the same period of 2007. Uses of cash flow for investing activities off set in the six months period ended June 30, 2008 included the construction of manufacturing facilities, the purchase of associated machinery and equipment, and repayment of notes receivables.

Net cash flow provided by financing activities was $3,239,843 in the six months ended June 30, 2008, as compared to $3,688,499 in the same period of 2007. The net cash flow provided by financing activities was mainly due to the collection of loan payments and interest owed to the Company for the six months ended June 30, 2008 and 2007.

Working Capital

Our working capital was $(10,256,613) at June 30, 2008, as compared to $294,624 at December 31, 2007.  The decrease in working capital at June 30, 2008 was mainly attributed to the completed acquisition of Kandi Special Vehicles Ltd. (“KSV”) on June 24, 2008. As a result, KSV is now a wholly-owned subsidiary of the Company with assets that include PRC land rights.

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

Accounting Policies

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller's price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable due from related parties, prepayments and prepaid expenses, other receivables due from employees, accounts payable due to employees, other payables and accrued liabilities, notes payable, short-term band loans, and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

Item 4T. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2007. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1 Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2 Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1 Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: August 14, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)