Form 10-K/A
period 2007-12-31
Kandi Technologies Corp
filed 2008-10-06
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A

(Amendment No.2)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐ No ☒

As of March 31, 2008, there were 19,961,000 shares of the registrant’s common stock, $0.001 par value, issued and outstanding and 0 shares of the registrant’s preferred stock, $0.001 par value, issued and outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on July 6, 2007 was approximately $10,180,110*.

*Prior to July 6, 2007, no liquid market had existed for our common stock.

DOCUMENTS INCORPORATED BY REFERENCE: none.

TABLE OF CONTENTS

EXPLANATORY NOTE	3
PART I
Item 1A. Risk Factors.	4
PART II
Item 8. Financial Statements and Supplementary Data.	16
Item 9A(T). Controls and Procedures.	49
SIGNATURES	51
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE

Kandi Technologies, Corp. (the “Company”) received a comment letter dated July 21, 2008 from the Securities and Exchange Commission (the “SEC”) regarding Part II, Item 9A “Controls and Procedures.” Management had originally concluded that, based on the guidance provided by the Frequently Asked Questions of Management’s Report on Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports published by the SEC (the “FAQ”), management’s assessment of internal control over financial reporting did not need to be included in the Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”). After discussing with members of the SEC staff, management has concluded that its assessment of internal control over financial reporting was required to be filed as of the fiscal year ended December 31, 2007.

This amendment No. 2 to the Annual Report on Form 10-K/A of Kandi Technologies, Corp. (“Amendment No.2”) amends the Original Filing as follows:

•	amend Item 1A to add risk factors associated with Management’s conclusions regarding its assessment of internal control over financial reporting;

•
amend Item 9A(T) to include management’s assessment of internal control over financial reporting and also amend management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the report;

•
revise the certifications of the Company’s Principal Executive Officer and Principal Financial Officer under Item 601(b)(31) of Regulation S-K to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31);

•	amend the cover page of the Original Filing to correct the number of outstanding shares of preferred stock; and

•
include all of the financial statements and supplementary data of Item 8. The Company corrected a typographical error in the consolidated balance sheets to the Original Filing in Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on May 8, 2008, but did not include all of the information under the Item, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. The disclosures, under Item 8, as amended by Amendment No. 1 have not changed.

This Amendment No. 2 should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibit 32.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 2.

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

Past Activities Of Stone Mountain and Our Affiliates May Lead to Future Liability.

Prior to Stone Mountain’s entry into the share exchange agreement with Continental on June 29, 2007, Stone Mountain engaged in businesses unrelated to our current operations. Although the Stone Mountain Shareholders are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

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

We have identified material weaknesses in our internal control over financial reporting which could continue to negatively impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting.

         We have concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations by the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A(T), "Management's Report on Internal Controls over Financial Reporting." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

As noted in Item 9A(T), "Management's Report on Internal Controls over Financial Reporting" we have significant work remaining to remediate the material weaknesses in our internal control over financial reporting. There can be no assurance as to when all of the material weaknesses will be remediated. Until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of our remediation activities, such as training of our personnel to implement our reconciliation and review procedures, will result in additional costs.

If our internal control over financial reporting remains ineffective, our business and prospects may suffer.

        If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, including a delisting from NASDAQ, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-K/A and, accordingly, we do not express an opinion thereon.

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

Boca Raton, Florida
March 17, 2008

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$1,322,782	$1,034,017
Restricted cash	12,305,000	9,092,423
Accounts receivable, net of allowance for doubtful accounts of $4,819 and $0 as of December 31, 2007 and 2006, respectively	11,113,355	7,572,565
Inventories	3,293,529	5,463,179
Notes receivable	1,223,664	430,811
Other receivables	913,791	2,988,016
Prepayments and prepaid expenses	49,706	332,556
Deposit for acquisition	12,270,859	-
Due from employees	91,590	184,221
Due from related parties	-	31,901
Deferred taxes	-	99
Total Current Assets	42,584,276	27,129,788

LONG-TERM ASSETS
Plant and equipment, net	10,933,702	9,224,935
Land use rights, net	385,539	395,926
Construction in progress	1,321,832	307,158

Deferred taxes	405,006	2,784
Total Long-Term Assets	13,046,079	9,930,803

TOTAL ASSETS	$55,630,355	$37,060,591

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

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional	Retained	Accumulated Other
		Par	Paid-in	Earnings	Comprehensive
	Shares	Value	Capital	(Deficit)	Income	Total
BALANCE AT JANUARY 1, 2006	12,000,000	12,000	$7,154,193	$(983,131)	$156,349	$6,339,411

Foreign currency translation gain	-	-	-	-	158,196	236,114

Net income	-	-	-	1,079,155	-	1,079,155

BALANCE AT DECEMBER 31, 2006	12,000,000	$12,000	$7,154,193	$96,024	$314,545	$7,654,680

Recapitalization	7,961,000	7,961	(16,088)	-	-	(8,127)

Foreign currency translation gain	-	-	-	-	443,810	662,403

Net income	-	-	-	5,029,096	-	5,029,096

BALANCE AT DECEMBER 31, 2007	19,961,000	$19,961	$7,138,105	$5,125,120	$758,355	$13,338,052

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”)   No. 141. “ Business Combinations”. Accordingly, the consolidated statements of income include the results of operations of Kandi Technologies, Inc. from the acquisition date through December 31, 2007 and 2006.

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

(m)   Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144 . The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments in 2007 and 2006.

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

(u) Segments

The Company operates in one business segment, developing, manufacturing, and commercializing all- terrain vehicles, go-karts, and special automobiles related products. Also see note 15.

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

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2007	December 31, 2006
Raw materials	$1,534,448	$2,186,339
Work-in-progress	1,402,073	2,576,071
Finished goods	357,008	700,769
Total inventories	$3,293,529	$5,463,179

NOTE 4 – NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2007	December 31, 2006
Notes receivable from unrelated companies:
Due June 27, 2008	$47,853	$-
Due Dec 25, 2008	13,672	-
Due March 25, 2008 (subsequently settled on its due date)	957,056	-
Due Jan 4, 2008 (subsequently settled on its due date)	205,083	-
Due March 19, 2007 (subsequently settled on its due date)	-	97,327
Due May 30, 2007 (subsequently settled on its due date)	-	333,484
Total	$1,223,664	$430,811

Notes receivable from unrelated companies are interest-free and unsecured.

NOTE 5 – DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties

	2007	2006
Hu Wangyuan (a)	$-	$21,015
Hu Xiaoming (b)	-	10,886
Total due from related parties	$-	$31,901

(II) Due To Employees

	2007	2006
Current	$310	$-
Total due from employees (c)	$310	$-

(II) Due From Employees

	2007	2006
Current	$91,590	$184,221
Total due from employees (c)	$91,590	$184,221

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

Interest expense for long-term debt in 2007 and 2006 was $0 and $123,711, respectively .

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

NOTE 11 – INCOME TAXES (CONTINUED )

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 11 – INCOME TAXES (CONTINUED)

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Tax holiday effect	$1,517,420	$350,877
Basic net income per share effect	$0.09	$0.03

(c)	Value Added Tax (“VAT”)

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were not effective as of such date. The basis for this determination was that, as discussed below, management has identified material weaknesses in our internal control over financial reporting, which management views as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

In connection with our management’s assessment of our internal control over financial reporting, the following material weaknesses have been identified as of December 31, 2007:

1. lack of proper control regarding delegation of authority;
2. weakness in segregation of duty in the operating process;
3. lack of adequate written documentation to evidence approval control procedures;
4. lack of computer data disaster recovery control procedures;
5. insufficient internal audit policies and procedures; and
6. ineffective period-end financial reporting procedures.

Remediation of Material Weaknesses

The Company is in the process of developing and implementing remediation plans to address our material weaknesses. As of the date of this annual report on Form 10-K, management has taken the following actions to improve internal controls over financial reporting:

1.	established internal audit function and relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system;
2.	recruited qualified consultant to assist in financial reporting procedures and establishment of more detailed policy and procedures on preparation of financial statements;
3.	implemented effective policies and procedures in document control to evidence the control operating effectiveness; and
4.	implemented effective policies and procedures in our information technology environment.

Our management anticipates remediating these deficiencies by year ending 2008. In addition, management has undertaken remedial steps to improve the internal and disclosure controls, including hiring additional staff and training our new and existing staff. Since the third quarter of 2007, management has hired a consulting firm experienced in handling compliance with the requirements of the Sarbanes Oxley Act of 2002.

The remediation efforts will be overseen and include the participation of our management, including our chief executive officer and our chief financial officer. We are currently still reviewing our efforts to improve our internal controls and may in the future identify additional deficiencies to our internal controls. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal controls.

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

Changes in Internal Controls Over Financial Reporting

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

October 3, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in  the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	October 3, 2008
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	October 3, 2008
Zhu Xiaoying	(Principal Financial Officer and Principal Accounting Officer)