Form 10-Q
period 2008-09-30
Kandi Technologies Corp
filed 2008-11-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes ࿠ No ☒

As of November 12, 2008 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

		Page

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4T.	Controls and Procedures	30

PART II— OTHER INFORMATION

Item 1A.	Risk Factors	II-1

Item 6.	Exhibits	II-1

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

In the opinion of management, the accompanying condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of all operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,
	2008	December 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$3,277,089	$1,149,140
Restricted cash	11,086,636	1,367,222
Accounts receivable, net of allowance for doubtful accounts of $1,638 and $3,701 as of September 30, 2008 and December 31, 2007, respectively	11,236,454	11,401,367
Inventories	8,558,637	3,293,529
Notes receivable, net of discount of $43,350 and $0 as of September 30, 2008 and December 31, 2007, respectively	4,189,008	47,853
Other receivables	221,190	416,454
Prepayments and prepaid expenses	111,658	17,774
Due from employees	-	9,932
Discontinued operation	-	14,158,890
Total Current Assets	38,680,672	31,862,161

LONG-TERM ASSETS
Plant and equipment, net	17,534,685	10,427,176
Land use rights, net	9,422,789	385,539
Construction in progress	861,497	1,321,832
Deposit for acquisition	-	12,270,859
Deferred taxes	488,761	405,006
Discontinued operation	-	506,526
Total Long-Term Assets	28,307,732	25,316,938

TOTAL ASSETS	$66,988,404	$57,179,099

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,
	2008	December 31,
	(Unaudited)	2007
CURRENT LIABILITIES
Accounts payable	$9,127,294	$6,333,057
Other payables and accrued expenses	477,639	378,675
Short-term bank loans	26,111,946	20,869,862
Customer deposits	1,439,234	483,320
Notes payable	11,404,531	1,476,600
Due to employees	9,553	310
Due to related party	180,659	-
Discontinued operation	-	14,296,572
Total Current Liabilities	48,750,856	43,838,396

LONG-TERM LIABILITIES
Deferred taxes	296,511	296,511
Discontinued operation	-	2,651
Total Long-Term Liabilities	296,511	299,162

TOTAL LIABILITIES	49,047,367	44,137,558

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	19,961	19,961
Additional paid-in capital	7,138,105	7,138,105
Retained earnings (the restricted portion is $534,040 and $0 at September 30, 2008 and December 31, 2007, respectively)	9,620,184	5,125,120
Accumulated other comprehensive income	1,162,787	758,355
TOTAL STOCKHOLDERS’ EQUITY	17,941,037	13,041,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,988,404	$57,179,099

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES, NET	$9,261,033	$8,808,836	$30,767,280	$25,293,958

COST OF GOODS SOLD	(6,966,103)	(7,315,162)	(23,098,186)	(20,158,923)

GROSS PROFIT	2,294,930	1,493,674	7,669,094	5,135,035

Research and development	230,023	12,033	487,755	64,888
Selling and marketing	229,795	179,386	632,132	366,879
General and administrative	324,672	228,603	1,019,385	536,731
INCOME FROM CONTINUING OPERATIONS	1,510,440	1,073,652	5,529,822	4,166,537

Interest expense, net	(547,511)	(373,467)	(1,540,631)	(666,704)
Government grants	17,484	-	57,533	-
Forfeiture of customer deposits	-	233,585	-	500,304
Other, net	26,551	548	39,599	(69,672)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,006,964	934,318	4,086,323	3,930,465

INCOME TAX BENEFIT	7,581	-	81,042	-

INCOME FROM CONTINUING OPERATIONS	1,014,545	934,318	4,167,365	3,930,465

DISCONTINUED OPERATION

Loss from discontinued operation	-	(62,820)	(33,396)	(203,272)
Gain from disposition of discontinued operation	-	-	361,096	-

NET GAIN (LOSS) FROM DISCONTINUED OPERATION	-	(62,820)	327,700	(203,272)
NET INCOME	1,014,545	871,498	4,495,065	3,727,193

Foreign currency translation	51,770	30,276	404,432	166,661

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
COMPREHENSIVE INCOME	$1,066,315	$901,774	$4,899,497	$3,893,854
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	19,961,000	19,961,000	19,961,000	14,653,667
INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.05	$0.04	$0.21	$0.27
NET INCOME (LOSS) PER SHARE FROM NET GAIN (LOSS) FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$-	$(0.00)	$0.02	$(0.01)
NET INCOME PER SHARE, BASIC AND DILUTED	$0.05	$0.04	$0.23	$0.25

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,495,065	$3,727,193
Net (gain) loss from discontinued operation	(327,700)	203,272
Income from continuing operations	4,167,365	3,930,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318,510	894,102
Deferred taxes	(83,755)	-
Forfeiture of customer deposits	-	(500,304)

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	164,913	(6,613,613)
Inventories	(5,265,108)	2,084,702
Other receivables	195,263	47,278
Due to employees	19,175	139,695
Prepayments and prepaid expenses	(93,885)	(327,502)

Increase (Decrease) In:
Accounts payable	2,794,238	1,556,622
Other payables and accrued liabilities	98,964	3,074
Customer deposits	955,914	810,631
Net cash provided by operating activities from continuing operations	4,271,594	2,025,150
Net cash provided by operating activities from discontinued operation	739,378	1,231,574
Net cash provided by operating activities	5,010,972	3,256,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(2,767,161)	(1,082,511)
Purchases of construction in progress	(1,049,862)	(757,697)
Reverse merger with SMOU, net of cash acquired	-	373
Purchase of a subsidiary, net of cash acquired	(44,129)	-
Issuance of notes receivable	(6,493,209)	(4,992,142)
Repayment of notes receivable	2,352,054	5,182,405
Deposit for acquisition	-	(9,740,470)
Net cash used in investing activities from continuing operations	(8,002,307)	(11,390,042)
Net cash provided by investing activities from discontinued operation	-	72,490
Net cash used in investing activities	(8,002,307)	(11,317,552)

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(9,719,414)	(656,556)
Proceeds from short-term bank loans	29,170,492	17,918,020
Repayments of short-term bank loans	(23,928,409)	(9,574,362)
Proceeds from notes payable	11,386,698	2,405,635
Repayments of notes payable	(1,458,768)	(907,128)
Repayment of advances to related parties	180,659	17,288
Net cash provided by financing activities from continuing operations	5,631,258	9,202,897
Net cash used in financing activities from discontinued operation	-	(1,319,677)
Net cash provided by financing activities	5,631,258	7,883,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,639,923	(177,608)
Effect of exchange rate changes on cash	(511,974)	248,747
Cash and cash equivalents at beginning of period	1,149,140	365,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,277,089	$436,706

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$1,612,853	$682,093

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended September 30, 2008 and 2007, $1,510,197 and $12,132 were transferred from construction in progress to plant and equipment, respectively.

2.
On June 24, 2008, the Company acquired 100% interest of Zhejiang Kandi Special Vehicles Co., Ltd. ("KSV") for $12,314,988 in cash and KSV became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Plant and equipment, net	$3,200,615
Land use rights, net	9,114,373
Total assets purchased	12,314,988
Total liabilities assumed	-
Total net assets	$12,314,988
Share percentage	100%
Net assets acquired	$12,314,988
Total consideration paid (including the deposit of $12,270,859 paid in prior periods)	$12,314,988

The accompanying notes are an integral part of the financial statements.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (formerly Stone Mountain Resources, Inc.) (“the Company”) was incorporated under the laws of the State of Delaware on March 31, 2004. On June 29, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp.

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

The Company closed on its acquisition of 100% of the shares of Kandi Special Vehicles Co., Ltd. (“KSV”) on June 24, 2008 upon which KSV became a wholly-owned subsidiary of the Company. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the consolidated statements of income include the results of operations of KSV from the acquisition date through September 30, 2008.

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of Dingji as of the disposal date May 9, 2008 have been removed from the detail line items to the “discontinued operation” of the Company’s financial statements.

The Company’s primary operations are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp. and the following subsidiaries:

(i)	Continental Development Ltd. (100% subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd. (100% subsidiary of Continental)
(iii)	Kandi Special Vehicle Co. Ltd. (100% subsidiary of the Company)

Intercompany accounts and transactions have been eliminated in consolidation.

As of May 9, 2008, Dingji was sold and is presented in the financial statements as a discontinued operation.

Also see Note 20.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4 – USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

NOTE 5 – CONCENTRATIONS

The Company has major customers who accounted for the following percentage of total sales and accounts receivable:

	Sales		Accounts Receivable
Major Customers	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007
Company A	87%	29%	73%	20%
Company B	6%	18%	24%	19%
Company C	3%	13%	0%	13%
Company D	3%	14%	1%	12%
Company E	0%	10%	2%	9%

The Company has major suppliers who accounted for the following percentages of total purchases and accounts payable:

	Purchases		Accounts Payable
Major Suppliers	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007
Company F	63%	9%	12%	7%
Company G	2%	10%	3%	5%
Company H	2%	6%	3%	5%
Company I	2%	6%	0%	4%
Company J	1%	0%	0%	0%

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 6 – FOREIGN CURRENCY TRANSLATION

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency of the Company is the Renminbi (RMB). The condensed consolidated financial statements are translated into United States dollars from RMB at period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

	September 30, 2008	December 31, 2007	September 30, 2007
Period end RMB : US$ exchange rate	6.8551	7.3141	7.6155
Average period RMB : US$ exchange rate	7.0846	7.5614	7.6598

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine months ended September 30, 2008 and 2007.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, prepayments and prepaid expenses, other receivables due from employees, accounts payable due to employees and related parties, other payables and accrued liabilities, notes payable, short-term band loans and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R). SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

NOTE 10 – INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$1,369,646	$1,534,448
Work-in-progress	5,724,838	1,402,073
Finished goods	1,464,153	357,008
Total inventories	$8,558,637	$3,293,529

NOTE 11 – NOTES RECEIVABLE

Notes receivable consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes receivable from unrelated companies:
Due January 1, 2009	$189,348	$-
Due March 2, 2009	2,548	-
Due March 30, 2009	649,275	-
Due March 31, 2009	2,661,803	-
Due April 29, 2009	729,384	-
Subtotal	4,232,358	47,853
Notes receivable discount	(43,350)	-
Notes receivable, net	$4,189,008	$47,853

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
In 2008, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $43,350 based on the present value of the notes receivable using a 7.2% discount rate.

For the nine months ended September 30, 2008 and 2007, $231,356 and $184,350 of interest income, respectively, was recognized in the accompanying condensed consolidated statement of income from the amortization of the discount.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Cost of land use rights	$9,588,012	$460,943
Less: Accumulated amortization	(165,223)	(75,404)
Land use rights, net	$9,422,789	$385,539

During the nine months ended September 30, 2008, the Company acquired a land use right, which expires on December 30, 2053, with a net book value of $9,114,373 in the acquisition of KSV completed on June 24, 2008. Also see Note 18.

The net book value of land use rights pledged for certain bank loans at September 30, 2008 and December 31, 2007 was $2,813,466 and $267,214, respectively. Also see Note 14.

Amortization expense for the nine months ended September 30, 2008 and 2007 was $77,123 and $6,605, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$56,198
2009	224,794
2010	224,794
2011	224,794
2012	224,794
Thereafter	8,467,415
Total	$9,422,789

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 13 –  PLANT AND EQUIPMENT
Plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$7,674,567	$3,911,944
Machinery and equipment	9,182,466	8,572,451
Transportation	4,424,856	93,840
Office equipment	107,299	254,885
Patterns	1,854,256	1,742,125
	23,243,444	14,575,245
Less : Accumulated depreciation
Buildings	(599,765)	(428,834)
Machinery and equipment	(4,449,244)	(3,520,084)
Transportation	(202,004)	(64,427)
Office equipment	(82,794)	(43,765)
Patterns	(374,952)	(90,959)
	(5,708,759)	(4,148,069)
Plant and equipment, net	$17,534,685	$10,427,176

During the nine months ended September 30, 2008, the Company acquired plant and equipment with a net book value of $3,406,621 in the acquisition of KSV completed on June 24, 2008. Also see Note 18. Depreciation expense for nine months ended September 30, 2008 and 2007 was $1,241,387 and $980,691, respectively.

The net book value of plant and equipment pledged for certain bank loans at September 30, 2008 and December 31, 2007 was $3,000,773 and $1,652,616, respectively. Also see Note 14.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
NOTE 14 – SHORT TERM BANK LOANS
Short-term bank loans consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Development Zone Branch
Monthly interest only payments at 7.88% per annum, due April 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	$-	$683,611

Monthly interest only payments at 7.88% per annum, due June 5, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	683,611
Monthly interest only payments at 8.75% per annum, due October 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	437,630	410,167
Monthly interest only payments at 8.75% per annum, due October 16, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	554,332	369,150
Monthly interest only payments at 8.75% per annum, due October 23, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	510,569	410,167
Monthly interest only payments at 8.75% per annum, due November 24, 2008, secured by the assets of the Company. Also see Notes 12 and 13.	583,507	519,544
Monthly interest only payments at 9.41% per annum, due April 7, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	729,384	478,528
Monthly interest only payments at 7.88% per annum, due June 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	729,384	546,889
Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	393,867	-
Monthly interest only payments at 6.22% per annum, due March 18, 2009, collateralized by a time deposit.	656,446	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Development Zone Branch

Monthly interest only payments at 6.22% per annum, due March 23, 2009, collateralized by a time deposit.	656,446	-

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	437,630	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 7.58% per annum, due January 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.67% per annum, due May 10, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	1,367,222

Monthly interest only payments at 8.22% per annum, due January 10, 2009 secured by the assets of the Company. Also see Notes 12 and 13.	2,917,536	-

Monthly interest only payments at 8.22% per annum, due May 9, 2009 secured by the assets of the Company. Also see Notes 12 and 13.	1,458,768	-

Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due January 18, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	189,753

Monthly interest only payments at 6.58% per annum, due February 1, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	948,766

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2008	December 31, 2007
	(Unaudited)
Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due March 3, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	858,883

Monthly interest only payments at 7.88% per annum, due March 21, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	1,098,571

Loans from Huaxia Bank

Monthly interest only payments at 7.92% per annum, due September 12, 2009, guaranteed by Kandi Investment Group and Kandi Metal Co. Ltd. and secured by the assets owned by Jinydezhen Deer Investement Co. and the Company. Also see Notes 12 and 13.	2,479,905	2,734,444

Loans from China Everybright Bank

Monthly interest only payments at 7.23% per annum, due February 5, 2009, secured by the assets of Lin Yue Ping, a related party of the Company and guaranteed by Nanlong Group Co., Ltd and Zhejiang Mengdeli Electronics Co., Ltd.	4,376,304	4,101,668

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.33 % per annum, due February 14, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.84 % per annum, due October 1, 2008, guaranteed by Nanlong Group Co., Ltd & Zhejiang Mengdeli Electric Company (subsequently repaid on its due date).	2,917,536	-

Monthly interest only payments at 6.72 % per annum, due April 8, 2009, collateralized by a time deposit.	2,625,782	-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2008	December 31, 2007
	(Unaudited)
Loans from Bank of Communication

Monthly interest only payments at 8.96% per annum, due February 18, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	729,384	-

Loans from HengFeng Bank

Monthly interest only payments at 7.88% per annum, due October 24, 2008, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	2,917,536	-

Total short-term bank loans	$26,111,946	$20,869,862

Interest expenses for the nine months ended September 30, 2008 and 2007 were $1,654,002 and $767,348, respectively.

NOTE 15 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes payable to unrelated companies:
Due April 17, 2008 (subsequently repaid on its due date)	$-	$683,611
Due September 19, 2008 (subsequently repaid on its due date)	-	683,611
Due November 8, 2008 (subsequently repaid on its due date)	116,701	109,378
Due November 10, 2008 (subsequently repaid on its due date)	218,815	-
Due December 18, 2008	437,630	-
Due January 18, 2009	1,458,768	-
Due January 31, 2009	875,261	-
Due March 17, 2009	4,376,304	-
Due March 18, 2009	729,384	-
Due March 23, 2009	1,458,768	-
Due March 27, 2009	1,458,768	-
Due September 24, 2009, monthly interest only payments at 7.00% per annum	274,132	-
Total	$11,404,531	$1,476,600

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

All bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $5,702 and $4,100 for the nine months ended September 30, 2008 and 2007, respectively.

Restricted cash of $11,086,636 and $1,367,222 is held as collateral for the following notes payable and short term bank loans at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
	(Unaudited)
Due April 17, 2008 (subsequently repaid on its due date)	$-	$683,611
Due September 19, 2008 (subsequently repaid on its due date)	-	683,611
Due January 18, 2009	1,458,768	-
Due January 31, 2009	875,261	-
Due March 17, 2009	2,188,152	-
Due March 18, 2009	729,384	-
Due March 18, 2009	729,384	-
Due March 23, 2009	729,384	-
Due March 23, 2009	729,384	-
Due March 27, 2009	729,384	-
Due April 8, 2009	2,917,535	-
Total	$11,086,636	$1,367,222

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 16 – TAXES

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2008, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from close September 30, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as an income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the Company’s applicable corporate income tax rate in the PRC is 25%. However, according to certain rules in the tax laws, from the time that a company has its first profitable tax year, a foreign-invested company is exempt from corporate income tax for the following two years of operations and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable year for income tax purposes as a foreign-invested company was 2007. KSV is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The Company believes some of the tax concessions granted to eligible companies prior to the new CIT law will be grandfathered. Income tax benefit for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2008	2007
Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	(81,042)	-

Income tax benefit	$(81,042)	$-

The Company’s income tax benefit differs from the “expected” tax expense for the nine months ended September 30, 2008 and 2007 (computed by applying the CIT rate of 25% to income before income taxes) as follows:

	Nine Months Ended September 30, (Unaudited)
	2008	2007
Computed “expected” expense	$1,021,581	$1,230,670
Permanent difference	90,692	2,185
Tax exemption	(1,193,315)	(1,232,855)
Income tax benefit	$(81,042)	$-

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities are as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Non-current portion:
Depreciation	$778,267	$694,512
Valuation allowance	(289,506)	(289,506)
Subtotal	488,761	405,006
Total deferred tax assets	488,761	405,006

Deferred tax liabilities:
Non-current portion:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)
Total deferred tax liabilities	(296,511)	(296,511)

Net deferred tax assets	$192,250	$108,495

(b) Tax Holiday Effect

For 2008 and 2007 the PRC corporate income tax rate was 25% and 33%, respectively. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2008 and December 31, 2007.

Income before income tax expense of $4,086,323 and $3,930,465 for the nine months ended September 30, 2008 and 2007 respectively was attributed to subsidiaries with operations in the PRC. Income tax benefit related to PRC income for the nine months ended September 30, 2008 and 2007 is $81,042 and $0, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30, (Unaudited)
	2008	2007
Tax holiday effect	$1,193,315	$1,230,744
Basic net income per share effect	$0.06	$0.08

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 17 – CONTINGENCIES

In 2006, the Company brought a legal action against Zhejiang Yuegong Steel Structure Co. Ltd. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua industrial district. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company prevailed in the lawsuit and Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 in damages to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of September 30, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at September 30, 2008.

NOTE 18 – COMMITMENT

In 2008, the Company signed construction contracts to construct five punching workshops. Total commitments related to the contracts are estimated to be $380,000.

NOTE 19 – BUSINESS COMBINATION

In November 2007, the Company signed a letter of intent with the shareholders of KSV by which the Company would acquire 100% of KSV. The Company paid $12,270,859 as a deposit in 2007. The total consideration for the acquisition was $12,314,988. The acquisition was completed on June 24, 2008.

The following summarizes of the acquisition:

Fair value of assets acquired	$12,314,988
Fair value of liabilities assumed	-
Net assets acquired	$12,314,988
Total consideration paid	$12,314,988

KANDI TECHNOLOGIES, CORP.
(FORMERLY STONE MOUNTAIN RESOURCES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 19 - BUSINESS COMBINATION (CONTINUED)

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

NOTE 20 – DISCONTINUED OPERATION

On May 9, 2008, the Company, through its PRC subsidiary Zhejiang Kandi Vehicles Co. Ltd., entered into a disposition agreement with certain individuals. Pursuant to that agreement, the Company agreed to sell all of its interest in Dingji to certain individuals for $729,384, resulting in a gain of $361,096. This transaction was completed on May 9, 2008. Thereafter, Dingji was no longer a consolidated subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Dingji are removed from the detail line items in the Company's financial statements and presented separately as “discontinued operation.” The losses from discontinued operation were $33,396 and $201,161 for the nine months ended September 30, 2008 and 2007, respectively. The gains from disposition of discontinued operation of $361,096 are reflected in the Company’s condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2008.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2008 and 2007:

	Three Month Comparison
	Three Months Ended September 30, 2008	% of Revenue	Three Months Ended September 30, 2007	% of Revenue	Increase/ (Decrease)	Increase/ (Decrease) in %
REVENUES	$9,261,033	100.0%	$8,808,836	100.0%	$452,197	5.1%
COST OF GOODS SOLD	6,966,103	75.2%	7,315,162	83.0%	(349,059)	(4.8)%
GROSS PROFIT	2,294,930	24.8%	1,493,674	17.0%	801,256	53.6%
Selling and Marketing	229,795	2.5%	179,386	2.0%	50,409	28.1%
General and Administrative	324,672	3.5%	228,603	2.6%	96,069	42.0%
Research and Development	230,023	2.5%	12,033	0.1%	217,990	1,811.6%
INCOME FROM CONTINUING OPERATIONS	1,510,440	16.3%	1,073,652	12.2%	436,788	40.7%
Government Grants	17,484	0.2%	-	0.0%	17,484	100%
Interest Expense, Net	(547,511)	(5.9)%	(373,467)	(4.2)%	(174,044)	46.6%
Forfeiture of Customer Deposits	-	0.0%	233,585	2.7%	(233,585)	(100.0)%
Other, Net	26,551	0.3%	548	0.0%	26,003	4,745.1%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,006,964	10.9%	934,318	10.6%	72,646	7.8%
INCOME TAX BENEFIT/EXPENSE	7,581	0.1%	-	0.0%	7,581	100%
NET INCOME FROM CONTINUING OPERATIONS	1,014,545	11.0%	934,318	10.6%	80,227	8.6%
INCOME FROM DISCONTINUED OPERATION	-	0.0%	(62,820)	(0.7)%	62,820	(100.0)%
NET INCOME	$1,014,545	11.0%	$871,498	9.9%	$143,047	16.4%

 Revenues. For the three months ended September 30, 2008, our revenues increased approximately 5% from $8,808,836 to $9,261,033 relative to the same period ended September 30, 2007. The increase in revenues is attributable to the stable increased sales of our go-karts and the two new product lines launched in the United States.

Cost of Sales. Cost of sales decreased from $7,315,162 for the three months ended September 30, 2007 to $6,966,103, or approximately 4.8%, for the same period in 2008. In terms of cost of sales as a percentage of revenues, our cost of sales for this quarter in 2008 was approximately 75% of net revenues as compared to approximately 83% of net revenues for the same quarter in 2007. The main reason for the decrease in cost of sales was due to improvements in product quality, improvements in energy efficiency in our manufacturing process and our ability to sell our vehicles at higher prices.

Gross Profit. Gross profit increased approximately 54% from $1,493,674 for the three months ended September 30, 2007 to $2,294,930 for the three months ended September 30, 2008. This increase in gross profit was primarily due to the increased revenues and reduction in cost of sales.

Selling and Marketing Expenses. For the three months ended September 30, 2008, selling and marketing expenses increased approximately 28% from $179,386 to $229,795 relative to the three months ended September 30, 2007. The increase was primarily due to the expenses associated with the expansion of our sales department in conjunction with the rollout of new products in the U.S.

General and Administrative Expenses. For the three months ended September 30, 2008, general and administrative expenses increased approximately 42% from $228,603 to $324,672 relative to the three months ended September 30, 2007. The increase was primarily due to the increase in expenses for employee benefits.

Research and Development Expenses. For the three months ended September 30, 2008, research and development expenses increased approximately 1,182% from $12,033 to $230,023 relative to the three months ended September 30, 2007. The increase is attributable to the expenses incurred in conjunction with our new products.

Discontinued Operation. For the three months ended September 30, 2008, discontinued operations income decreased from $(62,820) to NIL. Dingji was sold to certain individuals as of May 9, 2008. See Note19.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law became effective on January 1, 2008.  The Company had a tax benefit of $7,581 for the three months ended September 30, 2008, compared to a tax expense of NIL for the same period of 2007.

Net Income.  Net income increased approximately 16.4% from $871,498 for the three months ended September 30, 2007 to $1,014,545 for the three months ended September 30, 2008.  This increase in net income was primarily due to the increase in both our revenues and gross profits.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

        The following table sets forth the amounts and percentage relationship to revenue of certain items in our consolidated statements of income and comprehensive income for the nine months ended September 30, 2008 and 2007:

	Nine Month Comparison
	Nine Months Ended September 30, 2008	% of Revenue	Nine Months Ended September 30, 2007	% of Revenue	Increase/ (Decrease)	Increase/ (Decrease) in %
REVENUES	$30,767,280	100.0%	$25,293,958	100.0%	$5,473,322	21.6%
COST OF GOODS SOLD	23,098,186	75.1%	20,158,923	79.7%	2,939,263	14.6%
GROSS PROFIT	7,669,094	24.9%	5,135,035	20.3%	2,534,059	49.3%
Selling and Marketing	632,132	2.1%	366,879	1.5%	265,253	72.3%
General and Administrative	1,019,385	3.3%	536,731	2.1%	482,654	89.9%
Research and Development	487,755	1.6%	64,888	0.3%	422,867	651.7%
INCOME FROM CONTINUING OPERATIONS	5,529,822	18.0%	4,166,537	16.5%	1,363,285	32.7%
Government Grants	57,533	0.2%	-	0.0%	57,532	100%
Interest Expense, Net	(1,540,631)	(5.0)%	(666,704)	(2.6)%	(873,927)	(131.1)%
Forfeiture of Customer Deposits	-	0.0%	500,304	2.0%	(500,304)	(100.0)%
Other, Net	39,599	0.1%	(69,672)	(0.3)%	109,271	156.8%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	4,086,323	13.3%	3,930,465	15.5%	155,858	4.0%
INCOME TAX BENIFET/EXPENSE	81,042	0.3%	-	0.0%	81,042	100%
NET INCOME FROM CONTINUING OPERATIONS	4,167,365	13.5%	3,930,465	15.5%	236,900	6.0%
INCOME FROM DISCONTINUED OPERATION	327,700	1.1%	(203,272)	(0.8)%	530,972	261.2%
NET INCOME	$4,495,065	14.6%	$3,727,193	14.7%	$767,872	20.6%

 Revenues. For the nine months ended September 30, 2008, our revenues increased approximately 22% from $25,293,958 to $30,767,280 relative to the same period ended September 30, 2007. The increase in sales revenue is attributable to the stable increased sales of our go-karts and the two new product lines launched in the United States.

Cost of Sales. Cost of sales increased from $20,158,923 for the nine months ended September 30, 2007 to $23,098,186, or approximately 15%, for the same period in 2008. In terms of cost of sales as a percentage of net revenues, our cost of sales for this quarter in 2008 was approximately 75% of revenues as compared to approximately 80% of revenues for the same quarter in 2007.

Gross Profit. Gross profit increased approximately 49% from $5,135,035 for the nine months ended September 30, 2007 to $7,669,094 for the nine months ended September 30, 2008. This increase in gross profit was primarily due to the increase in revenues and profit margin.

Selling and Marketing Expenses. For the nine months ended September 30, 2008, selling and marketing expenses increased approximately 72% from $366,879 to $632,132 relative to the nine months ended September 30, 2007. The increase was primarily due to the expenses associated with the expansion of our sales department in conjunction with the rollout of new products in the U.S.

General and Administrative Expenses. For the nine months ended September 30, 2008, general and administrative expenses increased approximately 90% from $536,731 to $1,019,385 relative to the nine months ended September 30, 2007. The increase was primarily due to the increase in expenses for employee benefits.

Research and Development Expenses. For the nine months ended September 30, 2008, research and development expenses increased approximately 651% from $64,888 to $487,755 relative to the nine months ended September 30, 2007. The increase is attributable to the expenses incurred in conjunction with our new products.

Discontinued Operation. For the nine months ended September 30, 2008, discontinued operations income increased from $(203,272) to $327,700. Dingji was sold to certain individuals as of May 9, 2008. See Note19.

Income Tax Provision. On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law became effective on January 1, 2008. The Company had a tax benefit of $81,042 for the nine months ended September 30, 2008, compared to a tax expense of NIL for the same period of 2007.

Net Income.  Net income increased approximately 21% from $3,727,193 for the nine months ended September 30, 2007 to $4,495,065 for the nine months ended September 30, 2008.  This increase in net income was primarily due to the increase in both our revenues and gross profits.

Liquidity and Capital Resources

Cash Flows

Nine Months ended September 30, 2008 and 2007

Net cash flow provided by operating activities was $5,010,972 for the nine months ended September 30, 2008, as compared to $3,256,724 in cash flow used in operating activities in the same period of 2007. The increase of net cash flow provided in operating activities was mainly due to the increase in the net income from $3,727,193 to $4,495,065 as of September 30, 2007 and 2008, respectively, and an increase in accounts payable of $2,794,238. Moreover, the increase in cash flow was partially offset by cash out flow of an increase in inventories of $5,265,108.

Net cash flow used in investing activities was $8,002,307 for the nine months ended September 30, 2008, as compared to $11,317,552 in the same period of 2007. Uses of cash flow for investing activities off set in the nine months period ended September 30, 2008 included the construction of manufacturing facilities, the purchase of associated machinery and equipment, and the issuance of notes receivables.

Net cash flow provided by financing activities was $5,631,258 in the nine months ended September 30, 2008, as compared to $7,883,220 in the same period of 2007. The net cash flow provided by financing activities resulted from the collection of loan payments and interest owed to the Company for the nine months ended September 30, 2008 and 2007.

Working Capital

Our working capital was $(10,070,184) at September 30, 2008, as compared to $(11,976,235) at December 31, 2007.  The increase in working capital at September 30, 2008 was mainly attributed to the increase in inventories and notes receivable.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R). SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; and requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were not effective as of such date. The basis for this determination was that management has identified material weaknesses in our internal control over financial reporting, which management views as an integral part of our disclosure controls and procedures.

The Company established remediation plans in January 2008 and is in the process of implementing those plans to address our material weaknesses.

Changes in Internal Controls Over Financial Reporting

None.

PART II - OTHER INFORMATION

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

Item 6. Exhibits.

31.1 Certifications pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 by Hu Xiaoming, President and Chief Executive Officer.

31.2 Certifications pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 by Zhu Xiaoying, Chief Financial Officer.

32.1 Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: November 14, 2008	By:	/s/ Hu Xiaoming
Hu Xiaoming

President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Zhu Xiaoying
Zhu Xiaoying

Chief Financial Officer (Principal Financial and Accounting Officer)