Form 10-K
period 2008-12-31
Kandi Technologies Corp
filed 2009-03-31
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 000-52186

KANDI TECHNOLOGIES, CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices)

(86-579) 83906856

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  ☑

As of March 31, 2009, there were 19,961,000 shares of the registrant’s common stock, $0.001 par value, issued and outstanding and no shares of the registrant’s preferred stock, $0.001 par value, issued and outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on July 6, 2007* was approximately $10,180,110.

DOCUMENTS INCORPORATED BY REFERENCE: none.

* Prior to this date, the registrant was a shell company.

TABLE OF CONTENTS

PART I

Item 1.	Business.	1-5
Item 1A.	Risk Factors.	5-13
Item 1B.	Unresolved Staff Comments.	13
Item 2.	Properties.	13-14
Item 3.	Legal Proceedings.	14
Item 4.	Submission of Matters to a Vote of Security Holders.	15-16

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16
Item 6.	Selected Financial Data.	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17-23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	23
Item 8.	Financial Statements and Supplementary Data.	23
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	24
Item 9A.	Controls and Procedures.	24

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	25-26
Item 11.	Executive Compensation.	27-28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	28
Item 13.	Certain Relationships and Related Transactions and Director Independence.	28
Item 14.	Principal Accounting Fees and Services.	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	30-34

SIGNATURES

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

As a result of this transaction, Continental became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. On August 13, 2007, we changed our name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

Stone Mountain was a public shell company prior to the closing of the Exchange Agreement. Stone Mountain was originally incorporated on March 31, 2004 in the State of Delaware, and operated as a gold exploration company exploring Nevada mineral properties, before ceasing operations in May 30, 2007.

Business Overview

General

Kandi’s products include off-road vehicles (which includes ATVs, UTVs, and go-karts), motorcycles and mini-cars.

	The Years Ended of December 31
	2008		2007
	Sales Revenue	Costs	Sales Revenue	Costs
Off-Road Business	$39,654,296	$30,263,909	$33,434,662	$26,294,696
Motorcycle Business	3,297	4,227	-	-
Mini-Car Business	856,195	651,732	-	-
Total	$40,513,788	$30,919,868	$33,434,662	$26,294,696

Off-Road Vehicles

In 2003 Kandi began mass production of go-karts. The Company is now one of the leading manufacturers of go-karts in the People’s Republic of China (PRC), producing approximately 15% of China’s global exports of this popular recreational vehicle. Kandi produces a wide range of go-karts, from the 90cc class to the 1,000cc class in cylinder displacement. Kandi also produces four-wheeled all-terrain vehicles (ATVs) and specialized utility vehicles (UTVs), which are ATVs special-fitted for agricultural and industrial use.

Motorcycle Products

In late 2008, Kandi began sales of its newest motorcycle, the three-wheeled “TT,” which was designed for enhanced safety and comfort, while maintaining the convenience and fuel efficiency of a motorcycle.
The Company expects significant growth in the sales of the TT and expects to expand the product line in the near term.

Mini-Car Products

Kandi began sales of its gas-powered Super-mini car (“CoCo”) in August 2008. The first generation of CoCo was designed for local neighborhood driving, with a 250cc single cylinder, 4-stroke water-cooled engine with a top speed of 25 mph, achieving 60 mpg. In 2009, the Company will launch the electric CoCo, a stylish mini-car which will run on electrical power. The electric CoCo is designed to achieve a top speed of 25mph, and will have a driving range of 80 miles on a single full charge. The Company expects to sell 50% of the electric CoCo it produces in China, with the rest exported to markets in North America.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the fiscal years ended December 31, 2008 and 2007:

	The Years Ended of December 31
	2008			2007
	Sales Revenue	Units	Percentage	Sales Revenue	Units	Percentage
North America	$7,292,482	9,010	18%	$23,889,263	33,446	72%
Europe	-	-	-	6,264,492	8,246	19%
China1	32,816,168	40,545	81%	2,783,342	3,665	8%
Other Regions	405,138	501	1%	497,565	458	1%
Total	$40,513,788	50,056	100%	$33,434,662	45,815	100%

1 Products were sold to a third party distributor based in China, however, the Company believes these products were ultimately exported out of China.

Sales and Distribution

Kandi’s sales are made through third-party distributors, which distribute Kandi’s products to local wholesalers and retail dealers. Worldwide, Kandi sells its products through six main independent distributors for off-road vehicles.

Components and Parts, Raw Materials and Sources of Supply

Kandi manufactures the frames of its vehicles and assembles the vehicles in its factory in Jinhua, China.  Other components and parts, such as engines, shock absorbers, electrical equipment and tires, are purchased from numerous suppliers.  The principal raw materials used by Kandi are steel plate, aluminum, special steels, steel tubes, paints, and plastics, which are purchased from several suppliers.  The most important raw material purchased is steel plate.There were six suppliers who accounted for more than 5% of the Company’s purchases of major components and parts and principal raw materials during the fiscal year ended December 31, 2008. Kandi does not have and does not anticipate having any difficulty in obtaining its required materials from suppliers and considers its contracts and business relations with the suppliers to be satisfactory.

Seasonality

Kandi’s motorcycle and off-road vehicle businesses have historically experienced some seasonality.  However, this seasonality has not generally been material to our financial results.

Competitive Strengths

The global small vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. As a relatively new entrant into the market, many of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Kandi.

Employees

As of December 31, 2008, Kandi had a total of 562 employees. None of our employees are represented by any collective bargaining agreements.

Environmental and Safety Regulation

Emissions

The United States Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have adopted emissions regulations applicable to Kandi’s products. CARB has emissions regulations for ATVs and off-road vehicles which the Company already meets. In October 2002, the EPA established new corporate average emission standards effective for model years 2006 through 2012 for non-road recreational vehicles, including ATVs and off-road vehicles.

Kandi’s motorcycles are also subject to EPA and CARB emission standards. Kandi believes that its motorcycles have always complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008 which the Company met. The EPA adopted the CARB emission limits in a January 2004 rulemaking that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis.

Kandi’s products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products, motorcycles, and mini-cars and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006 Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs and off-road vehicles. These regulations are expected to become effective in 2009.

Kandi believes that its off-road vehicles, motorcycles and mini-cars have always complied with applicable emission standards and related regulations in the United States and internationally. Kandi is unable to predict the ultimate impact of the adopted or proposed regulations on Kandi and its business.

Use regulation

State and federal laws and regulations have been promulgated or are under consideration relating to the use or manner of use of Kandi’s products. Some states and localities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of ATVs and off-road vehicles to specified hours and locations. The federal government also has restricted the use of ATVs and off-road vehicles in some national parks and federal lands. In several instances this restriction has been a ban on the recreational use of these vehicles. Kandi is unable to predict the outcome of such actions or the possible effect on its business. Kandi believes that its business would be no more adversely affected than those of its competitors by the adoption of any pending laws or regulations.

Product Safety and Regulation

Safety Regulation

The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of Kandi’s products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs and off-road vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to on-road motorcycles.

In August 2008, the Consumer Product Safety Improvement Act (the “Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs in the United States to comply with the ANSI/SVIA safety standards which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Kandi currently complies with the ANSI/SVIA standard.

Kandi’s motorcycles are subject to federal vehicle safety standards administered by NHTSA. Kandi’s motorcycles are also subject to various state vehicle safety standards. Kandi believes that its motorcycles have always complied with safety standards relevant to motorcycles.

Kandi’s products are also subject to international standards related to safety in places where it sells its products outside the United States. Kandi believes that its motorcycles and mini-cars have always complied with applicable safety standards in the United States and internationally.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number (86-579) 83906856.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Overall Business Operations

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history because we have only been in operation since 2003.  This limited operating history, and the unpredictability of the machinery production industry, makes it difficult for investors to evaluate our businesses and predict future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We may not be able to comply with all applicable government regulations.

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities, and our business operations generate noise, waste water, and gaseous and other industrial wastes. We are therefore required to comply with all national and local regulations regarding protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

We rely on third party distributors to sell and service a significant portion of our products.

The majority of the Company's revenues results from sales contracts with distributors. These third party distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and President, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers.  If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.

The Company may be subject to lawsuits resulting from injuries associated with the use of the vehicles that it sells. The Company may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, the Company may be unable to retain adequate liability insurance in the future.

The Company may also be required to participate in recalls involving our vehicles if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.

.
Risks Relating to Our Vehicle Machinery Production Operations

We may be subject to significant potential liabilities as a result of defects in production and  product liability.

Through our machinery production operations, we may be subject to production defect and product liability arising in the ordinary course of business. These claims are common to the machinery production industry and can be costly.

With respect to certain general liability exposures, including manufacturing defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly subjective due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. We may not have sufficient funds available to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

The vehicle machinery industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

The vehicle machinery industry is highly competitive, and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which have significantly greater financial, marketing and other resources than we have. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

General economic conditions may negatively impact our results.

The consumption of entertainment products such as go-karts and mini-cars is dependant on continued economic growth, and the duration, pace and full extent of the current economic environment remains unclear. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer qualified applicants for job openings in our facilities. Higher wages, related labor costs and other increasing cost trends may negatively impact our results as wages and related labor costs.

Risks Related to Doing Business in China

Change in political and economic conditions may affect our business operations and profitability.

Since our business operations are primarily located in China, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

China's government started implementing its economic reform policy in 1978, which enabled China’s economy to gradually transform from a "planned economy" to a "socialist market economy." In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since experienced accelerated development of a market economy. A noteworthy recent phenomenon is that non-state owned enterprises, such as private enterprises, play an increasingly important role in the Chinese economy and the degree of direct control by the PRC government over the economy is gradually declining.

While the Chinese government has not halted its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China may fundamentally impact China’s economic reform policies, and thus the Company's operations and profits may be adversely affected.

Change in tax laws and regulations in China may affect our business operations.

Various tax reform policies have been implemented in the PRC in recent years. Businesses are still awaiting guidance from the government in interpreting certain PRC tax policies. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us and may restrict the level of legal protections to foreign investors.

China's legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Previous court decisions may be cited as persuasive authority but do not have a binding effect. Since 1979, the PRC government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, since these laws and regulations are relatively new, and the PRC legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us.

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. The legal system in the China cannot provide the investors with the same level of protection as in the U.S. The Company is governed by the law and regulations generally applicable to local enterprises in China. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections of foreign investors.

Changes in Currency Conversion Policies in China may have an material adverse effect on us.

Renminbi (“RMB”) is not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity’s current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

This may complicate foreign exchange payments to foreign creditors under the current account items and thus will affect the ability to borrow under international commercial loans, the creation of foreign security, and the borrowing of RMB under guarantees in foreign currencies. Furthermore, the value of RMB may become subject to supply and demand, which could be largely impacted by international economic and political environments.  Any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial condition of the Company and its subsidiaries in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NASDAQ Capital Market, the stock market in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

	variations in our operating results;

	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

	changes in operating and stock price performance of other companies in our industry;

	additions or departures of key personnel; and

	future sales of our common stock.

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

Excelvantage Group Limited controls approximately 60.12% of our outstanding shares of common stock. As a result, Excelvantage Group Limited could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our common shares are thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Our common shares have historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

We presently do not anticipate that we will pay dividends on any of our capital stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

If the Company were to be delisted from NASDAQ, our common stock could be subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently listed on the NASDAQ Capital Market. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on NASDAQ. There can be no assurance that we can continue to meet the requirements to maintain the NASDAQ listing of our common stock. If we are unable to maintain our listing on NASDAQ, the market liquidity of our common stock may be severely limited.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Delaware law and the Existence of Indemnification Rights of our Directors, Officers and Employees May Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Past Activities Of Stone Mountain and Our Affiliates May Lead to Future Liability.

Prior to Stone Mountain entering into the share exchange agreement with Continental on June 29, 2007, Stone Mountain engaged in businesses unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Item 1B.	Unresolved Staff Comments.

 Not applicable.

Item 2.	Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

	grant of the right to use land;
	assignment of the right to use land;
	lease of the right to use land; and
	allocated land use rights

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

Kandi has the following granted land use rights:

Location	Area (square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72900.88	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39490.64	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2
Zhejiang Jinhua Industrial Park	46650.70	Dec 30, 2003 - Dec 30, 2053	10-15-0-16
Zhejiang Jinhua Industrial Park	37515.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-17
Zhejiang Jinhua Industrial Park	49162.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-18

Item 3.	Legal Proceedings.

In 2006, the Company brought a legal action against Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial district. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company won the lawsuit and Zhejiang Yuegong steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 as compensation to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of December 31, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a gain for this at December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

Three proposals were submitted to a vote of, and approved by, the stockholders of the Company at the 2008 annual meeting of stockholders, which was held on December 19, 2008.  The first proposal was for the election of seven nominees to serve as directors until the end of their respective terms.  The second proposal was to approve the Company’s 2008 Omnibus Long-Term Incentive Plan.  The third proposal was to ratify the appointment of Weinberg & Company, P.A. as the Company’s independent registered public accountants for 2008. Additional information about the proposals can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 24, 2008.

Of the 19,961,000 shares of stock issued and outstanding and entitled to vote at the annual meeting, 17,706,532 shares were represented in person or by proxy, which constituted approximately 89% of the total votes entitled to be cast at the meeting.  Each share of common stock outstanding is entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1 – Election of Directors

	Number of	Number of
	Shares Voted for	Shares Withheld

Hu Xiaoming	17,575,218	98,434
Zhu Xiaoying	17,575,218	98,434
Hu Wangyuan	17,575,218	98,434
Fong Heung Sang	17,575,218	98,434
Zheng Mingyang	17,575,218	98,434
Yao Zhengming	17,575,218	98,434
Qian Min	17,575,218	98,434

Proposal 2 – Approval of the Company’s 2008 Omnibus Long-Term Incentive Plan

For: 12,351,983	Against: 373,387	Abstain: 2,793

Proposal 3 – Ratification of the Appointment of Weinberg & Company, P.A. to serve as the Company’s Independent Registered Public Accountants for its year ending December 31, 2008

For: 17,578,667	Against: 94,785	Abstain: 200

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCBB under the symbol “KNDI” on July 6, 2007. Prior to this date, no liquid market had existed for our common stock. Our common stock began trading on the NASDAQ Capital Market on March 18, 2008. The following are the high and low bid prices for our common stock for each quarter from July 6, 2007 to December 31, 2008.

	HIGH	LOW
FISCAL 2008
Fourth Quarter (through December 31, 2008)	$2.40	$0.72
Third Quarter (through September 30, 2008)	$4.30	$1.75
Second Quarter (through June 30, 2008)	$7.25	$4.09
First Quarter (through March 31, 2008)	$5.65	$4.28
FISCAL 2007
Fourth Quarter (through December 31, 2007)	$5.30	$3.72
Third Quarter (through September 30, 2007)	$4.25	$3.25

Holders of Common Stock

As of December 31, 2008, there were ten record holders of our common stock.

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

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. There was an allowance for doubtful accounts of $7,123 in 2008 and $3,701 for 2007.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended of December 31, 2008 and 2007.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2008 and 2007:

For The Years Ended December 31, 2008 and 2007

	2008		2007		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Change in Amount	Change In %
REVENUES	$40,513,788	100.0%	$33,434,662	100.0%	$7,079,126	21.2%
COST OF GOODS SOLD	30,919,868	76.3%	26,244,696	78.5%	4,675,172	17.8%
GROSS PROFIT	9,593,920	23.7%	7,189,966	21.5%	2,403,954	33.4%
Research and Development	839,989	2.1%	108,399	0.3%	731,590	674.9%
Selling and Marketing	477,413	1.2%	730,609	2.2%	(253,196)	(34.7%)
General and Administration	1,836,394	4.5%	936,224	2.8%	900,170	96.1%
INCOME FROM OPERATIONS	6,440,124	15.9%	5,414,734	16.2%	1,025,390	18.9%
Government Grants	64,595	0.2%	-	0.0%	64,595	100%
Forfeiture of Customer Deposits and Forgiveness of Debt	16,235	0.0%	667,041	2.0%	(650,806)	(97.6%)
Other (Expense) Income, Net	100,331	0.2%	143	0.0%	100,188	70061.5%
Interest Expense, Net	(2,017,323)	(5.0%)	(1,115,132)	(3.3%)	(902,191)	80.9%
INCOME BEFORE INCOME TAX	4,603,962	11.4%	4,966,786	14.9%	(362,824)	(7.3%)
INCOME TAX (EXPENSE) BENEFIT	(9,605)	0.0%	391,760	1.2%	(401,365)	(102.5%)
NET INCOME FROM CONTINUING OPERATIONS	4,594,357	11.3%	5,358,546	16.0%	(764,189)	(14.3%)
INCOME FROM DISCONTINUED OPERATION	327,721	0.8%	(329,450)	(1.0%)	657,171	(199.5%)
NET INCOME	$4,922,078	12.1%	$5,029,096	15.0%	$(107,018)	(2.1%)

Revenues

Total revenue of $40,513,788 for the year ended December 31, 2008 increased by 21.2% as compared to the same period of 2007. Such increase is mainly attributed to the increase in sales of Go-karts and UTVs by 115% and 69% respectively, despite the sharp fall in ATV business sales by 62.47% due to the economic downturn resulting from the global financial crisis.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2008 was $30,919,868 representing a 17.8% increase from last year, which corresponds to the increase in sales. Cost of goods sold as a percentage of revenues was 76.3% for 2008 as compared to 78.5% for the year 2007 which reflects the Company’s continued focus on cost control and sourcing and operational efficiencies.

Gross profit

Gross profit increased by $2,403,954, or 33.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase reflected higher net sales, improved margins and operating efficiencies generally across our go-karts businesses and was due to improvements in product quality, improvements in energy efficiency in our manufacturing process and our ability to sell our vehicles at higher price.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, decreased significantly to $477,413 from $730,609 for the previous year, representing a 34.7% decrease primarily due to a significant decrease in promotional expenses resulting from the global financial downturn.

General and Administrative

General and administrative expenses increased from $936,224 in 2007 to $1,836,394 in 2008, a 96.1% increase. The increase was primarily due to our use of legal and accounting services in connection with the listing of our stock on the capital market of NASDAQ.

Research and Development

For the year ended December 31, 2008, research and development expenses increased $731,590 to $839,989 from $108,399 for the year ended December 31, 2007. The increase is attributed to the significant research and development expenses required for the initial stage of the CoCo and the TT.

Interest Expense, Net

Net interest expense was $2,017,323 for the year ended December 31, 2008, compared to $1,115,132 for the year ended December 31, 2007, an increase of 80.9%.  This increase was mainly the result of the increase in short-term loans borrowed to satisfy the increased working capital needs for the expansion of production.

Income Taxes

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate of Kandi is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, of which the tax rate is 16.5%. The Company had a tax expense of $9,605 for the year ended December 31, 2008 and had a tax benefit of $391,760 for the year ended December 31, 2007.

Net Income

  Net income for the year ended December 31, 2008 was $4,922,078, which was a slight decrease of 2.1% as compared to 2007. The decrease is primarily due to higher research and development expenditure, financing interest and professional fees incurred in the stock listing on the NASDAQ capital market during the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash flow provided by operating activities was $15,147,665 for the year ended December 31, 2008, as compared to $7,827,141 for the year ended December 31, 2007. The increase of net cash flow provided by operating activities was mainly due to the increase in accounts payable of $3,048,097 and the decrease in accounts receivable of $3,680,979.

Net cash flow used in investing activities was $22,020,980 for the year ended December 31, 2008 as compared to $16,037,469 for the year ended December 31, 2007. Cash flow used in investing activities in 2008 was for the purchase of construction in progress of $8,427,605 and issuance of notes receivable of $19,284,461 offset by a repayment of notes receivable of $6,096,353.

Net cash flow provided by financing activities was $6,290,243 in the year ended December 31, 2008, as compared to $8,344,744 for the year ended December 31, 2007. The decrease in net cash flow provided by financing activities was mainly due to the repayment of short-term bank loans. Those loans are used for the company to expand their output and distributions in the next year.

Working Capital

While the Company had net income of $4,922,078 and cash flows from operations of $15,147,665 for the year ended of December 31, 2008, the Company also had a working capital deficit of $13,949,253 at December 31, 2008, which principally due to the Company using the cash proceeds borrowed from short-term loans to invest in fixed assets and land use rights. The Company has a credit line for $21,322,693, $10,504,509 of which was used at December 31, 2008, from commercial banks. Subsequent to December 31, 2008, the Company collected approximately $10 million of its notes receivable. The Company expects to collect the remaining notes receivable by June 30, 2009 according to the terms of the written agreements.

The Company believes that its cash flows generated from operations will be sufficient to sustain operations for the next twelve months.  From time to time, the Company may require extra funding through financing activities and investments for expansion, and may, from time to time, consider new expansion opportunities for which our management may consider seeking external funding and financing.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than 1
	Total	Year
Contractual Obligations:
Bank Indebtedness	$26,115,375	$26,115,375
Other Indebtedness	13,081,026	13,081,026
Construction In Processing Leases	190,395	190,395
Total Contractual Obligations:	$39,386,796	$39,386,796

Bank indebtedness consists of secured and unsecured borrowings from China Communication Bank Jinhua Branch, ICBC Jinhua Economic Exploration Zone Branch, China Every-growing Bank, China Every-bright Bank, Huaxia Bank, Shanghai Pudong Development Bank and Commercial Bank Jiangnan Branch.

Other indebtedness includes bank acceptance notes and a loan from an unrelated company.

As of December 31, 2008, the aggregated amount of short-term bank loans that are guaranteed by third parties was $16,340,344, of which $2,917,918 is guaranteed by Zhejiang Mengdeli Electric Company whose bank loans of $6,245,820 are also guaranteed by the Company.

Off-balance Sheet Arrangements

Other than the arrangement described above, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGES	F-4-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-9-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Kandi Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kandi Technologies Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Corp. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
March 6, 2009

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$141,380	$1,149,140
Restricted cash	12,550,685	1,367,222
Accounts receivable, net of allowance for doubtful accounts of $7,123 and $3,701 as of December 31, 2008 and December 31, 2007, respectively	7,715,081	11,401,367
Inventories	3,207,571	3,293,529
Notes receivable	13,235,961	47,853
Other receivables	289,315	416,454
Prepayments and prepaid expenses	60,017	17,774
Due from employees	19,805	9,932
Discontinued operation	-	15,000,567
Total Current Assets	37,219,815	32,703,838

LONG-TERM ASSETS
Plant and equipment, net	20,832,549	10,427,176
Land use rights, net	9,368,403	385,539
Construction in progress	1,913,456	1,321,832
Deposit for acquisition	-	12,270,859
Deferred taxes	265,243	108,495
Discontinued operation	-	506,526
Total Long-Term Assets	32,379,651	25,020,427

TOTAL ASSETS	$69,599,466	$57,724,265

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2008	2007
CURRENT LIABILITIES
Accounts payable	$9,371,105	$6,333,057
Other payables and accrued expenses	1,151,245	378,675
Short-term bank loans	26,115,375	20,869,862
Customer deposits	676,548	483,320
Notes payable	13,081,026	1,476,600
Due to employees	10,502	310
Due to related party	623,767	-
Deferred taxes	139,500	-
Discontinued operation	-	15,138,249
Total Current Liabilities	51,169,068	44,680,073

LONG-TERM LIABILITIES
Discontinued operation	-	2,651
Total Long-Term Liabilities	-	2,651

TOTAL LIABILITIES	51,169,068	44,682,724

CONMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	19,961	19,961
Additional paid-in capital	7,138,105	7,138,105
Retained earnings (the restricted portion is $534,040 and $0 at December 31, 2008 and December 31, 2007, respectively)	10,047,198	5,125,120
Accumulated other comprehensive income	1,225,134	758,355
TOTAL STOCKHOLDERS’ EQUITY	18,430,398	13,041,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,599,466	$57,724,265

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES, NET	$40,513,788	$33,434,662

COST OF GOODS SOLD	30,919,868	26,244,696

GROSS PROFIT	9,593,920	7,189,966

Research and development	839,989	108,399
Selling and marketing	477,413	730,609
General and administrative	1,836,394	936,224
INCOME FROM CONTINUING OPERATIONS	6,440,124	5,414,734

Interest expense, net	(2,017,323)	(1,115,132)
Government grants	64,595	-
Forfeiture of customer deposits	6,186	505,207
Forgiveness of debt	10,049	161,834
Other, net	100,331	143
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,603,962	4,966,786

INCOME TAX (EXPENSE) BENEFIT	(9,605)	391,760

INCOME FROM CONTINUING OPERATIONS	4,594,357	5,358,546

DISCONTINUED OPERATION

Loss from discontinued operation	(33,398)	(329,450)
Gain from disposition of discontinued operation	361,119	-

NET GAIN (LOSS) FROM DISCONTINUED OPERATION	327,721	(329,450)

NET INCOME	4,922,078	5,029,096

OTHER COMPREHENSIVE INCOME

Foreign currency translation	466,779	443,810

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
 AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

COMPREHENSIVE INCOME	$5,388,857	$5,472,906

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	19,961,000	16,056,838

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.23	$0.33

INCOME (LOSS) PER SHARE FROM NET GAIN (LOSS) FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$0.02	$(0.02)

NET INCOME PER SHARE, BASIC AND DILUTED	$0.25	$0.31

See notes to consolidated financial statements

 KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive
	Shares	Par Value	in Capital	Earnings	Income	Total
BALANCE AT JANUARY 1, 2007	12,000,000	$12,000	$7,154,193	$96,024	$392,463	$7,654,680

Recapitalization	7,961,000	7,961	(16,088)	-	-	(8,127)

Foreign currency translation gain	-	-	-	-	662,403	662,403

Income tax expense related to other comprehensive income	-	-	-	-	(296,511)	(296,511)

Net income	-	-	-	5,029,096	-	5,029,096

BALANCE AT DECEMBER 31, 2007	19,961,000	$19,961	$7,138,105	$5,125,120	$758,355	$13,041,541

Foreign currency translation gain	-	-	-	-	466,779	466,779

Net income	-	-	-	4,922,078	-	4,922,078

BALANCE AT DECEMBER 31, 2008	19,961,000	$19,961	$7,138,105	$10,047,198	$1,225,134	$18,430,398

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,922,078	$5,029,096
Net (gain) loss from discontinued operation	(327,721)	329,450
Income from continuing operations	4,594,357	5,358,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,976,369	1,321,382
Provision for doubtful accounts	5,308	3,701
Loss on disposal of fixed assets	-	35,049
Deferred taxes	9,605	(391,760)
Forgiveness of debt	(10,049)	(161,834)
Forfeiture of customer deposits	(6,186)	(505,207)

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	3,680,979	(4,615,544)
Inventories	85,959	2,169,649
Other receivables	127,137	241,555
Due to employees	320	174,598
Prepayments and prepaid expenses	(42,243)	266,056

Increase (Decrease) In:
Accounts payable	3,048,097	522,919
Other payables and accrued liabilities	772,570	116,359
Customer deposits	199,412	478,249
Net cash provided by operating activities from continuing operations	14,441,635	5,013,718
Net cash provided by operating activities from discontinued operation	706,030	2,813,423
Net cash provided by operating activities	15,147,665	7,827,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(482,581)	(2,821,010)
Addition to construction in progress	(8,427,605)	(1,334,438)
Reverse merger with SMOU, net of cash acquired	-	373
Purchase of a subsidiary, net of cash acquired	(44,129)	-
Issuance of notes receivable	(19,284,461)	(5,638,027)
Proceeds from disposal of fixed assets	121,443	-
Repayments of notes receivable	6,096,353	5,937,746
Deposit for acquisition	-	(12,270,859)
Net cash used in investing activities from continuing operations	(22,020,980)	(16,126,215)
Net cash provided by investing activities frm discontinued operation	-	88,746
Net cash used in investing activities	(22,020,980)	(16,037,469)

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(11,183,462)	(1,367,222)
Proceeds from short-term bank loans	37,099,213	26,902,520
Repayments of short-term bank loans	(31,853,701)	(15,631,588)
Proceeds from notes payable	13,063,385	1,476,600
Repayments of notes payable	(1,458,959)	(117,057)
Repayments of advances to related parties	623,767	17,288
Net cash provided by financing activities from continuing operations	6,290,243	11,280,541
Net cash used in financing activities from discontinued operation	-	(2,935,797)
Net cash provided by financing activities	6,290,243	8,344,744

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(583,072)	134,416
Effect of exchange rate changes on cash	(424,688)	649,157
Cash and cash equivalents at beginning of year	1,149,140	365,567
CASH AND CASH EQUIVALENTS AT END OF YEAR	$141,380	$1,149,140

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$2,204,006	$1,007,597

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the year ended December 31, 2008 and 2007, $7,835,980 and $319,763 were transferred from construction in progress to plant and equipment, respectively.

2.
On June 24, 2008, the Company acquired 100% interest of Zhejiang Kandi Special Vehicles Co., Ltd. ("KSV") for $12,314,988 in cash and KSV became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Plant and equipment, net	$3,200,615
Land use rights, net	9,114,373
Total assets purchased	12,314,988

Total liabilities assumed	-

Total net assets	$12,314,988

Share percentage	100%

Net assets acquired	$12,314,988

Total consideration paid (including the deposit of $12,270,859 paid in 2007)	$12,314,988

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Stone Mountain Resources, Inc. (“Stone Mountain “) was incorporated under the laws of the State of Delaware on March 31, 2004. On June 29, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp. (the “Company”).

On June 29, 2007, pursuant to the share exchange agreement between Stone Mountain Resources, Inc., Continental Development Limited, (“Continental”) and Excelvantage (Continental’s sole shareholder), Stone Mountain issued 12,000,000 shares of its common stock to Excelvantage, in exchange for 100% of the common stock of Continental. As a result of the share exchange, Continental became a wholly-owned subsidiary of Stone Mountain. Kandi Technologies, Corp. conducts its operations through its wholly owned subsidiary, Zhejiang Kandi Vehicles Co. Ltd., a People’s Republic of China (“PRC”) company.

The Company closed on its acquisition of 100% shares of Kandi Special Vehicles Co., Ltd. (“KSV”) on June 24, 2008 after which KSV became a wholly-owned subsidiary of the Company. The acquisition was accounted for as purchase in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, the consolidated statements of income include the result of operations of Kandi Special Vehicle Co., Ltd. from the acquisition date through December 31, 2008.

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary to certain individuals. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of the Dingji as of the disposal date May 9, 2008 are removed from the detailed financial statement line items to the “discontinued operation” of the Company’s financial statements.

The primary operations of Kandi Technologies, Corp. and subsidiaries (the “Company”) is the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the People’s Republic of China and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

NOTE 2 – LIQUIDITY

While the Company had net income of $4,922,078 and cash flows from operations of $15,147,665 for the year ended of December 31, 2008, the Company also had a working capital deficit of $13,949,253 at December 31, 2008, which was principally due to the Company using the cash proceeds borrowed from short-term loans to invest in fixed assets and land use rights. The Company has a credit line for $21,322,693, $10,504,509 of which was used at December 31, 2008, from commercial banks. Subsequent to December 31, 2008, the Company collected approximately $10 million of its notes receivable. The Company expects to collect the remaining notes receivable by June 30, 2009 according to written agreements.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Kandi Technologies Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (100% subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Kandi”) (100% subsidiary of Continental)
(iii)	Zhejiang Yongkong Top Import and Export Co. Ltd., (“Dingji”) (100% subsidiary of Kandi)
As of May 9, 2008, Dingji was sold and is presented in the financial statements as a discontinued operation. Also see Note 14.
(iv)	Kangdi Special Vehicle Co. Ltd., (“KSV”) (100% subsidiary of the Company)

Intercompany accounts and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company’s major customers for the years ended December 31, 2008 and 2007, accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	2008	2007	December 31, 2008	December 31, 2007
Company A	75%	-	52%	-
Company B	7%	18%	1%	40%
Company C	6%	15%	8%	19%
Company D	-	14%	-	11%
Company E	2%	8%	9%	8%
Company F	1%	5%	1%	7%

The Company’s major suppliers for the years ended December 31, 2008 and 2007, accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	2008	2007	December 31, 2008	December 31, 2007
Company G	79%	2%	9%	7%
Company H	2%	2%	4%	6%
Company I	4%	2%	4%	5%
Company J	4%	4%	4%	5%
Company K	1%	1%	3%	4%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made, actual results could differ materially from those estimates.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due from related parties, prepayments and prepaid expenses, other receivables, due from employees, accounts payable, due to employees, other payables and accrued liabilities, notes payable, short-term bank loans, and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(f)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash at December 31, 2008 and 2007 represents time deposits on account to secure short-term bank loans and notes payable. Also see Note 9 and Note 10.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labour and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and selling expense.

(h)	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2008 and 2007, the Company has an allowance for doubtful accounts of $7,123 and $3,701, respectively.

(i)	Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings	30 years
Machinery	10 years
Motor vehicles	5 years
Office equipment	5 years
Moulds	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas   significant renewals and betterments are capitalized. Also see Note 8.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments in 2008 and 2007.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During 2008 and 2007, $64,595 and $0 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

(p)	Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $839,989 and $108,399 for the years ended December 31, 2008 and 2007, respectively.

(q)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged as expenses as incurred. The retirement benefits expense for 2008 and 2007 are $69,990 and $79,628 respectively and are included in general and administrative expenses.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	2008	2007
Year end RMB: US$ exchange rate	6.8542	7.3141
Average yearly RMB: US$ exchange rate	7.0842	7.5614

(t)	Comprehensive Income

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

The Company operates in one business segment, development, manufacturing, and commercialization of all-terrain vehicles, go-karts, and special automobile related products. Also see Note 15.

(v)	Stock-Based Compensation

The Company’s stock-based compensation is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant. There were no estimated forfeitures as the current options outstanding were only issued to founders and senior management of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2008 and 2007.

(x)	Recent Accounting Pronouncements

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2008	December 31, 2007
Raw materials	$988,426	$1,534,448
Work-in-progress	1,980,413	1,402,073
Finished goods	238,732	357,008
Total inventories	$3,207,571	$3,293,529

NOTE 5 – NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2008	December 31, 2007
Notes receivable from unrelated companies:
Due March 31, 2009, interest at 7.2% per annum (subsequently settled on its due date)	$3,928,997	$-
Due April 29, 2009, interest at 7.2% per annum	729,480	-
Due June 30, 2009, interest at 5.31% per annum	8,147,091	-
Notes receivable from unrelated companies	12,805,568	-

Bank acceptance notes:
Due January 5, 2009 (subsequently settled on its due date)	430,393	47,853
Bank acceptance notes	430,393	-
Notes receivable	$13,235,961	$47,853

Notes receivable from unrelated companies are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – DUE TO/FROM RELATED PARTIES

(I)	Due To Related Party

		2008	2007
ELIL	(a)	$623,767	$-
Total due to related party		$623,767	$-

(II)	Due To Employees

		2008	2007
Current		$10,502	$310
Total due to employees	(b)	$10,502	$310

(III)	Due From Employees

		2008	2007
Current		$19,805	$9,932
Total due from employees	(c)	$19,805	$9,932

(a)	Ever Lotts Investment Limited (“ELIL”), is owned by a shareholder of the Company.

(b)	Due to employees are interest-free, unsecured and have no fixed repayment term.

(c)
Due from employees are interest-free, unsecured and have no fixed repayment term. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2008	December 31, 2007
Cost of land use rights	$9,575,316	$460,943
Less: Accumulated amortization	(206,913)	(75,404)
Land use rights, net	$9,368,403	$385,539

As of December 31, 2008 and 2007, the net book value of land use rights pledged as collateral for bank loans was $374,454 and $385,539, respectively. Also see Note 9.

As of December 31, 2008 and 2007, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd (“ZMEC”), an unrelated party of the Company, was $8,993,949 and $0, respectively. Also see Notes 9 and 12.

On June 24, 2008, the Company acquired a land use right, which expires on December 31, 2053, with a net book value of $9,114,373 in the acquisition of KSV. Also see Note 13.

Amortization expense for the years ended December 31, 2008 and 2007 was $131,509 and $10,386, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009	$135,921
2010	135,921
2011	135,921
2012	135,921
2013	135,921
Thereafter	8,688,798
Total	$9,368,403

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2008	December 31, 2007
At cost:
Buildings	$8,139,972	$3,911,944
Machinery and equipment	9,150,387	8,572,451
Office equipment	107,574	93,840
Transportation	166,203	254,885
Moulds	9,590,519	1,742,124
	27,154,655	14,575,244
Less : Accumulated depreciation
Buildings	(664,872)	(428,834)
Machinery and equipment	(4,677,133)	(3,520,084)
Office equipment	(85,826)	(64,427)
Transportation	(67,049)	(43,764)
Moulds	(827,226)	(90,959)
	(6,322,106)	(4,148,068)
Plant and equipment, net	$20,832,549	$10,427,176

As of December 31, 2008 and 2007, the net book value of plant and equipment pledged as collateral for bank loans was $1,404,236 and $1,652,616, respectively. Also see Note 9.

On June 24, 2008, the Company acquired plant and equipment with a fair value of $3,200,615 in the acquisition of KSV. Also see Note 13. Depreciation expense for the years ended December 31, 2008 and 2007 was $ 1,844,860 and $1,310,996, respectively.

Application for ownership certificates of two buildings with a net book value of $3,415,369 is in process. The Company’s legal counsel has confirmed the ownership of the two buildings by the Company. Currently the application for the certificate of the buildings is expected to be completed in 2009.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – SHORT TERM BANK LOANS

Short term bank loans consist of the following:

	December 31, 2008	December 31, 2007

Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 7.29% per annum, due November 24, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	$-	$546,889

Monthly interest only payments at 6.57% per annum, due April 10, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	683,611

Monthly interest only payments at 6.57% per annum, due June 5, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	683,611

Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	410,167

Monthly interest only payments at 7.29% per annum, due September 5, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	369,150

Monthly interest only payments at 7.29% per annum, due October 16, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	929,711

Monthly interest only payments at 7.29% per annum, due October 23, 2008, secured by the assets owned by the Company. Also see Notes 7 and 8. (subsequently repaid on its due date)	-	478,528

Monthly interest only payments at 6.21% per annum, due March 18, 2009. Collateralized by a time deposit. (subsequently repaid on its due date)	656,532	-

Monthly interest only payments at 6.21% per annum, due March 23, 2009. Collateralized by a time deposit. (subsequently repaid on its due date)	656,532	-

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	729,480	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2008	December 31, 2007

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	729,480	-

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	437,688	-

Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	393,919	-

Monthly interest only payments at 6.93% per annum, due October 8, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	437,688	-

Monthly interest only payments at 6.93% per annum, due October 14, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	554,405	-

Monthly interest only payments at 6.93% per annum, due October 22, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	510,636	-

Monthly interest only payments at 5.58% per annum, due December 4, 2009, secured by the assets owned by the Company. Also see Notes 7 and 8.	583,584	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 7.58 % per annum, due January 10, 2008, secured by the assets owned by the Company. Also see Note 7 (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.67% per annum, due May 10, 2008, secured by the assets owned by the Company. Also see Note 7 (subsequently repaid on its due date).	-	1,367,222

Monthly interest only payments at 8.22% per annum, due May 9, 2009, secured by the assets owned by the Company. Also see Note 8.	1,458,959	-

Monthly interest only payments at 8.22% per annum, due January 10, 2009, Guaranteed by Yongkang Tangxian Colour Metal Die-casting Company and pledge by Jingdezhen De'er Industrial Investment Co., Ltd. (subsequently repaid on its due date).	2,917,919	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2008	December 31, 2007

Loans from ICBC-Jinhua Branch

Monthly interest only payments at 6.88% per annum, due January 18, 2008. Guaranteed by Export Credit Insurance (subsequently repaid on its due date).	-	189,753

Monthly interest only payments at 6.58% per annum, due February 1, 2008. Guaranteed by Export Credit Insurance (subsequently repaid on its due date).	-	948,766

Monthly interest only payments at 6.88% per annum, due March 3, 2008. Guaranteed by Export Credit Insurance (subsequently repaid on its due date).	-	858,883

Monthly interest only payments at 7.88% per annum, due March 21, 2008. Guaranteed by Export Credit Insurance (subsequently repaid on its due date).	-	1,098,571

Loans from Huaxia Bank

Monthly interest only payments at 8.22% per annum, due December 24, 2008. Guaranteed by Yongkang Tangxian Colour Metal Die-casting Company (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 7.92% per annum, due September 12, 2009. Pledged by constructions in progress of Kandi Special Vehicles Co., Ltd, Jiangxi De'er Industrial Investment Co., Ltd. Guaranteed by Zhejiang Kandi Metal Manufacturing Company and Kandi Investment Group Co.	2,480,231	-

Loans from China Every-bright Bank

Monthly interest only payments at 7.18% per annum, due August 9, 2008. Guaranteed by Nanlong Group Co., Ltd and Zhejiang Mengdeli Electric Company (subsequently repaid on its due date).	-	4,101,668

Monthly interest only payments at 7.23% per annum, due February 5, 2009. Pledged office building of Mr.Hu Xiaoming and Ms Ling Yueping. Guaranteed by Nanlong Group Co., Ltd and Mr.Hu (subsequently repaid on its due date).	4,376,878	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2008	December 31, 2007

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.33% per annum, due February 14, 2008. Guaranteed by Nanlong Group Co., Ltd and Zhejiang Mengdeli Electric Company (subsequently repaid on its due date).	-	2,734,444

Monthly interest only payments at 6.72% per annum, due April 8, 2009. Collateralized by a time deposit.	1,313,064	-

Monthly interest only payments at 6.72% per annum, due April 9, 2009. Collateralized by a time deposit.	1,313,064	-

Monthly interest only payments at 7.28% per annum, due May 21, 2009, Guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,917,918	-

Loans from China Every-growing Bank

Monthly interest only payments at 7.62% per annum, due October 23, 2009. Guaranteed by Zhejiang Shuguang industrial Co., Ltd, Zhejiang Mengdeli Electric Company and Mr.Hu Xiaoming.	2,917,918	-

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 8.96% per annum, due February 18, 2009. Guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming. (subsequently repaid on its due date)	729,480	-

Total	$26,115,375	$20,869,862

Interest expense for short-term bank loans for 2008 and 2007 was $2,140,519 and $1,103,489, respectively.

As of December 31, 2008, the Company’s aggregated amount of short-term bank loans that are guaranteed by third parties is $16,340,344, among which $2,917,918 is guaranteed by Zhejiang Mengdeli Electric Company whose bank loans of $6,245,820 are also guaranteed by the Company. Also see Notes 7 and 12.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2008	December 31, 2007
Bank acceptance notes:
Due September 18, 2008 (subsequently settled on its due date)	$-	$683,611
Due April 17, 2008 (subsequently settled on its due date)	-	683,611
Due November 8, 2008 (subsequently settled on its due date)	-	109,378
Due January 18, 2009 (subsequently settled on its due date)	1,458,959	-
Due January 31, 2009 (subsequently settled on its due date)	875,378	-
Due March 17, 2009 (subsequently settled on its due date)	1,458,959	-
Due March 17, 2009 (subsequently settled on its due date)	4,376,878	-
Due March 18, 2009 (subsequently settled on its due date)	729,480	-
Due March 23, 2009 (subsequently settled on its due date)	1,458,959	-
Due June 12, 2009	1,458,959	-
Due June 23, 2009	437,688	-
Subtotal	$12,255,260	$1,476,600

Notes payable to unrelated companies:
Due December 31, 2009	$825,766	$-
Subtotal	825,766	-
Total	$13,081,026	$1,476,600

All the bank acceptance notes are subject to bank charges of 0.005% of the principal as commission on each loan transaction. Bank charges for notes payable were $20,384 and     $11,074 in 2008 and 2007, respectively.

Restricted cash of $8,170,173 is held as collateral for the following notes payable at December 31, 2008:

Due January 18, 2009 (subsequently settled on its due date)	$1,458,959
Due January 30, 2009 (subsequently settled on its due date)	875,376
Due March 17, 2008 (subsequently settled on its due date)	729,480
Due March 17, 2008 (subsequently settled on its due date)	2,188,439
Due March 18, 2009 (subsequently settled on its due date)	729,480
Due March 23, 2009 (subsequently settled on its due date)	729,480
Due June 12, 2009	1,458,959
Total	$8,170,173

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 - INCOME TAXES

(a)	Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate is 25%.

Prior to January 1, 2008, the CIT rate applicable to Kandi is 33%. Kandi’s first profitable tax year for income tax purpose as a foreign-invested company was 2007. As a foreign-invested company, the income tax rate of Kandi is entitled to a 50% tax holiday based on 33% for the years from 2009 through 2011. During the transition period, the above tax concession granted to Kandi prior to the new CIT law will be grandfathered according to the interpretations of the new CIT law.

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2008, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss (“NOLs”) carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2008 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the year ended December 31, 2008 due to the net operating loss carry forward in the United States. Net operating loss carry forwards in the United Stated as of December 31, 2008 was $1,070,885 and will expire in the following years:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 – INCOME TAXES (CONTINUED)

NOLs	Expiration Year
$110,826	2024
6,139	2025
1,990	2026
215,505	2027
736,425	2029
$1,070,885

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended December 31, 2008 and 2007 (computed by applying the CIT rate of 25% to income before income taxes) as follows:

	2008	2007
Deferred:
Provision for CIT	$9,605	$(391,760)
Income tax expense (benefit)	$9,605	$(391,760)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the years ended December 31, 2008 and 2007 (computed by applying the CIT rate of 25% and 33%, respectively to income before income taxes) as follows:

	2008	2007
Computed “expected” expense	$1,150,990	$1,639,039
Permanent differences	191,896	(320,659)
Valuation allowance	55,932	-
Favorable tax rates	(1,389,213)	(1,710,140)
Income tax expense (benefit)	$9,605	$(391,760)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 – INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Current portion:
Deferred tax assets:
Expense	$23,026	$-
Subtotal	23,026	-

Deferred tax liabilities:
Sales cut-off	(104,783)	-
Other	(57,743)	-
Subtotal	(162,526)	-
		-
Total deferred tax liabilities – current portion	(139,500)	-

Non-current portion:
Deferred tax assets:
Depreciation	561,754	405,006
Loss carried forward	55,932	-
Valuation allowance	(55,932)	-
Subtotal	561,754	405,006

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	265,243	108,495

Net deferred tax assets	$125,743	$108,495

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 – INCOME TAXES (CONTINUED)

(b)	Tax Holiday Effect

For 2008 and 2007 the PRC corporate income tax rate was 25% and 33%, respectively. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2008 and 2007.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Tax holiday effect	$1,389,213	$1,710,140
Basic net income per share effect	$0.07	$0.11

NOTE 12– COMMITMENTS AND CONTINGENCIES

(I)
In 2006, the Company brought a legal action against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial district. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company won the lawsuit and Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. will be required to pay $186,331 as compensation to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the compensation as of December 31, 2008. Considering the uncertainties of the legal proceeding, the Company did not record a gain for this at December 31, 2008.

(II)	In 2008, the Company signed construction contracts to construct five punching workshops. Total commitments related to the contracts are estimated to be approximately $190,395.

(III)
On July 14, 2008, Kandi Special Vehicles Co., Ltd. (“KSV”) entered into a guarantee contract to serve as guarantor for the bank loans borrowed during the period from July 14, 2008 to July 14, 2009 by Zhejiang Mengdeli Electronic Co., Ltd (“ZMEC”), a company independent of KSV, from Huaxia Bank Hangzhou branch with amount of $2,480,231. Under this guarantee contract, KSV shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 9.

(IV)
On June 25, 2008, KSV entered into a guarantee contract to serve as guarantor for the bank loans borrowed during the period from June 25, 2008 to June 24, 2009 by Zhejiang Mengdeli Electronic Co., Ltd (“ZMEC”), a company independent of KSV, from China Agriculture Bank with a maximum guarantee amount of $3,765,589. Under this guarantee contract, KSV shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 9.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 13– BUSINESS COMBINATION

In November 2007, the Company signed a letter of intent with the shareholders of KSV, by which the Company would acquire 100% of KSV. The Company paid $12,270,859 as a deposit in 2007. The total consideration for the acquisition was $12,314,988. The acquisition was completed on June 24, 2008.

The following summarizes of the acquisition:

Fair value of assets acquired	$12,314,988
Fair value of liabilities assumed	-
Net assets acquired	$12,314,988
Total consideration paid	$12,314,988

KSV is located in the Jinhua city of Zhejiang province of China and is registered under the laws of the PRC. KSV was established on March 17, 2008 and is at its development state. KSV plans to produce special vehicles, electric vehicles, automobile parts and sell the products in the PRC market.  The pro forma effects of the acquisitions are immaterial for 2007 as KSV did not have any operation in 2007.

NOTE 14 – DISCONTINUED OPERATION

On May 9, 2008, the Company, through its PRC subsidiary Zhejiang Kandi Vehicles Co. Ltd., entered into a disposition agreement with certain individuals. Pursuant to the agreement, the Company agreed to sell all of its interest in Dingji to certain individuals for $729,480 resulting in a gain of $361,119. This transaction was completed on May 9, 2008. Thereafter, Dingji was no longer a consolidated subsidiary of Kandi. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Dingji are removed from the detail line items in the Company's financial statements and presented separately as “discontinued operation”. The loss from discontinued operation was $33,398 and $329,450 for the years ended December 31, 2008 and 2007, respectively. The gains from disposition of discontinued operation of $361,119 are reflected in the Company’s consolidated statement of income and comprehensive income for the years ended December 31, 2008.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15 – GEOGRAPHICAL SALES

The following table shows the breakdown of the Company’s revenues from its customers by geographical markets based on the location of the customer for the years ended December 31, 2008 and 2007:

	2008		2007
Area	Amounts	Percentage	Amounts	Percentage
North American	$7,292,482	18%	$23,889,263	72%
Europe	-	-	6,264,492	19%
China	32,816,168	81%	2,783,342	8%
Others	405,138	1%	497,565	1%
Total	$40,513,788	100%	$33,434,662	100%

NOTE 16 – SUBSEQUENT EVENT

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's executive officers. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation cost using the straight-line method over the service period from February 11, 2009 through February 11, 2011. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United Sates of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date of this report, our directors and executive officers, their ages, positions with Kandi, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With Kandi	Served From
Hu Xiaoming	52	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	38	Chief Financial Officer, Director	June 2007
Zheng Mingyang	55	Director (Independent)	June 2007
Fong Heung Sang (Dexter)	48	Director (Independent)	June 2007
Hu Wangyuan	30	Vice President, Director	June 2007
Yao Zhengming	44	Director (Independent)	May 2008
Qian Min	45	Director (Independent)	May 2008

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming, age 52, has been our Chief Executive Officer, President and Chairman of the Board of Directors since March 2002.  From October 2003 to April 2005, Mr. Hu was the Project Manager (Chief Scientist) in WX Pure Electric Vehicle Development Important Project of Electro-vehicle in State 863 Plan.  Prior to that, from October 1984 to March 2003, Mr. Hu was a Factory Director in Yongkang Instrument Factory, Factory Director in Yongkang Mini Car Factory, Chairman and General Manager in Yongkang Vehicle Company, General Manager in Wan Xiang Electric Vehicle Developing Center, and General Manager in Wan Xiang Battery Company. He personally owns 3 invention patents, 5 utility model patents and over 10 appearance design patents.

Hu Wangyuan, age 30, is our Vice President and Director and has been a director and economist at Kandi since March 2002. Mr. Hu received his MBA at of Hong Kong Polytechnic University in November 2002.  Mr. Hu has 5 years of working experience in go-kart marketing, and retains close cooperative relationships with many suppliers and distributors.

Zhu Xiaoying, age 38, is our Chief Financial Officer and director.  Ms. Zhu received a bachelor’s degree in accounting from Hangzhou Electronic Engineering University and joined Kandi in September 2003 and was appointed acting CFO and director of the Company.  From January 2000 to September 2003, she worked as accounting manager for Zhejiang Yongkang Automobile Manufacture Co.

Zheng Mingyang, age 55, has been a director of Kandi since 2003.  From May 1992 to September 2003 he worked as the vice president of Yongkang Automobile Manufacture Co.

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

Yao Zhengming, a director of Kandi since May 2008, is the Director of the Development Bureau of the PRC. Over the course of his career, Mr. Yao worked in several capacities for the Chinese government, including as Vice Director of the Finance Bureau in Yongkang (1988-1996), Director of Foreign Trade Bureau (1996-1997), Director of the Communications Bureau (1998-2003) and Director of the Science and Technology Bureau (2003-2007). Mr. Yao graduated from the Zhejiang Institute of Finance and Economics in January 1980.

Qian Min, a director of Kandi since May 2008, is the General Manager of Zheshang Bank Co., Ltd. Over the course of his career, Mr. Qian worked as a Director and Vice President of the Agricultural Bank of China, Yongkang Branch from 1990 to 2008. Mr. Qian received his B.A. from the Southwest University of Science and Technology, located in Minyang, China in 2005.

Family Relationships

Hu Xiaoming, our Chairman, CEO and President is the father of Hu Wangyuan, our Vice President and Director.

Audit Committee Financial Expert

Our audit committee consists of Dexter Fong (Chair), Zheng Mingyang and Yao Zhengming. The Board has determined that Mr. Fong qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Fong’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2008, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2008, except as follows:

	Number of Late Reports	Number of Transactions Not Reported Timely
Qian Min	1	1
Yao Zhengming	1	1

Code of Ethics

Kandi has adopted a code of ethics that applies to all of our directors and employees, including our principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to the 8-K filed with the SEC on November 5, 2007, and is incorporated by reference herein.  A copy of our code of ethics will be provided without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies, Corp., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy

Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth.  We compensate our executives named in the summary compensation table, which we refer to as “named executive officers” or “NEOs,” through a combination of base salary and long term equity incentive awards. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our stockholders.  Base salary is designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating level performance objectives, personal performance objectives, and the executive’s adherence to our core values.

Compensation Setting Process

Compensation decisions regarding our NEOs are made by our Compensation Committee based on a collective evaluation of all components of executive pay.  In reviewing the compensation of our NEOs, the Compensation Committee reviews compensation practices within our industry, as well as the NEO’s background and experience within our industry, to determine appropriate market-based compensation levels for base annual salary and long-term incentives.

Salary and Incentive Compensation

Salary

Salary is an important element in attracting highly qualified executives and provides a base level of compensation.  At the end of the year, each executive’s performance is evaluated by our Compensation Committee which takes into account the individual’s performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices.

Long-Term Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for NEOs.  In addition, we believe that a significant portion of the compensation of our executives, which is the level of management with the greatest ability to influence our performance, should be performance-based and therefore at risk.

Awards will be made under the Omnibus Long-Term Incentive Plan (“LTIP”), which was approved by our stockholders in December 2008.  As of December 31, 2008, no awards have been granted under the LTIP.

Summary Compensation Table

None of our executive officers received compensation in excess of $100,000 for the fiscal years ended December 31, 2007 or 2006. The following table summarizes all compensation received by our previous and current chief executive officer, President and Chief Financial Officer for the fiscal year ended December 31, 2007.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Dodge (1)	2008	0	—	—	—	—	—	—	0
	2007	0	—	—	—	—	—	—	0

Hu Xiaoming, CEO and President (2)	2008	19,231							19,231
	2007	19,231							19,231

(1)	Mr. Dodge resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 29, 2007.
(2)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

Director Compensation

No compensation was paid to any of the Company’s directors for their services as a director in 2008. There were no outstanding equity awards to any officer of the Company during the period covered by this report.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Excelvantage Group Limited	12,000,000	60.12%

Common Stock	Tim Ho Man (1)	12,000,000	60.12%

All officers and directors		0	0%

(1) Tim Ho Man is the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Tim Ho Man has the power to dispose of or direct the disposition of the one (1) share of common stock he owns in Excelvantage Limited Group. As a result, Tim Ho Man may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock. Tim Ho Man disclaims beneficial ownership of the shares of common stock reported as beneficially owned by him.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

Messrs. Dexter Fong, Zheng Mingyang, Yao Zhengming and Qian Min are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to NASDAQ rules the rules. All of the members of members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14.	Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Weinberg & Company, P.A. for each of our years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$270,402	$215,083
Audit Related Fees	$1,556	-
All Other Fees	$3,250	-
TOTAL FEES	$275,208	$215,083

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports, as well as services performed in conjunction with our filing of the registration statement on Form S-8.  The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services, to be provided by the independent registered public accounting firm to the Company.  In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by the independent registered public accounting firm, and the Company’s management may present additional services for approval.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

All services rendered by Weinberg & Company, P.A. to the Company are permissible under any applicable laws and regulations.  During 2008, all services performed by Weinberg & Company, P.A. were approved in advance by the Audit Committee in accordance with the pre-approval policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1 [1]	Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited.
3.1 [2]	Certificate of Incorporation.
3.2 [3]	By-laws.
10.1 [4]	Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd.
10.2 [5]	Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming.
10.3 [6]	Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying.
16.1 [7]	Letter from Gately & Associates, LLC.
21.1 [8]	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
2 Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005.
3 Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005.
4 Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
5 Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
6 Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
7 Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007.
8 Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

March 31, 2009	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 31, 2009
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 31, 2009
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	March 31, 2009

/s/ Qian Min	Director	March 31, 2009

/s/ Yao Zhengming	Director	March 31, 2009

/s/ Fong Heung Sang	Director	March 31, 2009

/s/ Hu Wangyuan	Director	March 31, 2009