Form 10-Q
period 2009-03-31
Kandi Technologies Corp
filed 2009-05-15
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

86 - 579 - 83906856
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of March 31, 2009 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

Page

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4.	Controls and Procedures	41

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 1A.	Risk Factors	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits	II-1

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31,
	(Unaudited)	2008

CURRENT ASSETS
Cash and cash equivalents	$1,767,694	$141,380
Restricted cash	10,809,863	12,550,685
Accounts receivable, net of allowance for doubtful accounts of $7,123 as of March 31, 2009 and December 31, 2008	7,013,490	7,715,081
Inventories, net of reserve for slow moving inventories of $152,091 and $0 as of March 31, 2009 and December 31, 2008, respectively	3,641,683	3,207,571
Notes receivable	6,976,033	13,235,961
Other receivables	206,752	289,315
Prepayments and prepaid expenses	43,631	60,017
Due from employees	26,565	19,805
Advances to suppliers	487,791	-
Total Current Assets	30,973,502	37,219,815

LONG-TERM ASSETS
Plant and equipment, net	20,150,130	20,832,549
Land use rights, net	9,312,162	9,368,403
Construction in progress	1,887,369	1,913,456
Deferred tax asset	178,206	265,243
Total Long-Term Assets	31,527,867	32,379,651

TOTAL ASSETS	$62,501,369	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2009	December 31,
	(Unaudited)	2008

CURRENT LIABILITIES
Accounts payable	$5,062,801	$9,371,105
Other payables and accrued expenses	1,047,432	1,151,245
Short-term bank loans	26,148,183	26,115,375
Customer deposits	20,049	676,548
Notes payable	11,394,180	13,081,026
Due to employees	11,527	10,502
Due to related party	676,082	623,767
Deferred tax liability	71,202	139,500
Total Current Liabilities	44,431,456	51,169,068

TOTAL LIABILITIES	44,431,456	51,169,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	19,961	19,961
Additional paid-in capital	7,348,222	7,138,105
Retained earnings (the restricted portion is $534,040 at March 31, 2009 and December 31, 2008)	9,464,298	10,047,198
Accumulated other comprehensive income	1,237,432	1,225,134
TOTAL STOCKHOLDERS’ EQUITY	18,069,913	18,430,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,501,369	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008

REVENUES, NET	$4,005,904	$9,487,285

COST OF GOODS SOLD	(3,025,722)	(7,305,277)

GROSS PROFIT	980,182	2,182,008

Research and development	526,201	46,610
Selling and distribution expenses	86,184	215,776
General and administrative expenses	567,815	279,120
Stock based compensation expense	210,117	-
(LOSS) INCOME FROM OPERATIONS	(410,135)	1,640,502

Interest expense, net	(309,304)	(615,540)
Government grants	99,053	23,381
Other income, net	56,214	21,711
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(564,172)	1,070,054

INCOME TAX (EXPENSE) BENEFIT	(18,727)	39,965

(LOSS) INCOME FROM CONTINUING OPERATIONS	(582,899)	1,110,019

DISCONTINUED OPERATION

Income from discontinued operation	-	157

NET GAIN FROM DISCONTINUED OPERATION	-	157

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
	Three Months Ended
	March 31, 2009	March 31, 2008

NET (LOSS) INCOME	(582,899)	1,110,176

OTHER COMPREHENSIVE INCOME
Foreign currency translation	12,298	46,440
COMPREHENSIVE (LOSS) INCOME	(570,601)	1,156,616

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	19,961,000	19,961,000

NET (LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$(0.03)	$0.06

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.03)	$0.06

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(582,899)	$1,110,176
Net gain from discontinued operation	-	(157)
(Loss) income from continuing operations	(582,899)	1,110,019
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	844,728	362,750
Deferred taxes	18,727	(40,795)
Stock based compensation expense	210,117	-
Inventory reserve	151,996	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	701,590	1,101,521
Inventories	(586,108)	(905,114)
Other receivables and prepaid expenses	82,563	331,315
Due from employees	(5,736)	32,431
Prepayments and prepaid expenses	(471,406)	17,774

Increase (Decrease) In:
Accounts payable	(4,308,304)	159,300
Other payables and accrued liabilities	(103,813)	(27,323)
Customer deposits	(656,498)	(211,914)
Net cash (used in) provided by operating activities from continuing operations	(4,705,043)	1,929,964
Net cash provided by operating activities from discontinued operation	-	405,710
Net cash (used in) provided by operating activities	$(4,705,043)	$2,335,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(23,333)	(611,471)
Purchase of construction in progress	(30,971)	(55,351)
Issuance of notes receivable	(5,203,029)	(1,859,256)
Repayments of notes receivable	11,462,957	49,842

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2009	2008
Net cash provided by (used in) investing activities from continuing operations	6,205,624	(2,476,236)
Net cash provided by investing activities from discontinued operation	-	11,782
Net cash provided by (used in) investing activities	$6,205,624	$(2,464,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,740,822	(2,192,916)
Proceeds from short-term bank loans	9,349,071	9,776,805
Repayments of short-term bank loans	(9,316,263)	(9,051,887)
Proceeds from notes payable	9,511,583	1,485,435
Repayments of notes payable	(11,198,429)	(712,027)
Repayments of advances to related parties	52,315	90,709
Net cash provided by (used in) financing activities from continuing operations	139,099	(603,881)
Net cash (used in) financing activities from discontinued operation	-	(432,827)
Net cash provided by (used in) financing activities	139,099	(1,036,708)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,639,680	(1,165,488)
Effect of exchange rate changes on cash	(13,366)	226,350
Cash and cash equivalents at beginning of period	141,380	1,149,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,767,694	$210,002

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$425,186	$439,961

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the three months ended March 31, 2009 and 2008, $57,059 and $380 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Stone Mountain Resources, Inc. (“Stone Mountain “) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp. (the “Company”).

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

On June 24, 2008 the Company closed its acquisition of 100% of the shares of Kandi Special Vehicles Co., Ltd. (“KSV”), after which KSV became a wholly-owned subsidiary of the Company. The acquisition was accounted for as purchase in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the consolidated statements of income include the result of operations of KSV at the date of acquisition. On March 10, 2009, KSV changed its name to Kandi New Energy Vehicles Co., Ltd. (“KNE”).

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

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the People’s Republic of China and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital deficit is $13,457,954 as of March 31, 2009.

As of March 31, 2009, the Company has credit lines from commercial banks for $21,349,480, of which $10,517,705 was used at March 31, 2009. Subsequent to March 31, 2009, the Company collected approximately $4.3 million of its notes receivable. The Company expects to collect the remaining notes receivable by June 30, 2009 according to the contractual terms.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future. Nevertheless, the Company believes that financing will be available on normal trade terms if needed.

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Kandi”) (a wholly-owned subsidiary of “Continental”)
(iii)	Kandi New Energy Vehicles Co. Ltd., (“KNE”, formerly known as Kandi Special Vehicles Co., Ltd. “KSV”) (a wholly-owned subsidiary of the Company)

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•       Persuasive evidence of an arrangement exists;
•       Delivery has occurred or services have been rendered;
•       The seller’s price to the buyer is fixed or determinable; and
•       Collectability is reasonably assured.

(b) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $526,201 and $46,610 for the three months ended March 31, 2009 and 2008, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

	March 31, 2009	December 31, 2008	March 31, 2008
Period end RMB : USD exchange rate	6.8456	6.8542	7.0222
Average quarterly RMB : USD exchange rate	6.8499	7.0842	7.1682

(d) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation changes.

(e) Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(f) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on March 31, 2009 and December 31, 2008 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Fair Value of Financial Instruments

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,767,694	$1,767,694	-	-
Restricted cash	$10,809,863	$10,809,863	-	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

(h) Stock Based Compensation

The Company stock based compensation is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R.

The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders, directors and senior management of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended March 31, 2009 is $210,117. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has determined that SFAS No. 160 does not materially affect, or is reasonably likely to materially affect its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company has determined that SFAS No. 161 does not materially affect, or is reasonably likely to materially affect its financial statements.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company has determined that EITF 07-05 does not materially affect, or is reasonably likely to materially affect its financial statements.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended March 31, 2009 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	March 31, 2009	December 31, 2008
Company A	64%	31%	85%	52%
Company B	35%	-	1%	-
Company C	1%	-	1%	-
Company D	-	23%	-	12%
Company E	-	13%	-	1%

(b) Suppliers

The Company’s major suppliers for the three months ended March 31, 2009 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	March 31, 2009	December 31, 2008
Company F	84%	1%	6%	3%
Company G	7%	8%	3%	3%
Company H	2%	7%	5%	2%
Company I	2%	4%	1%	2%
Company J	1%	4%	1%	2%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 9 – (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the stock options were exercised and if the additional common shares were dilutive. For the three months ended March 31, 2009 the Company has a net loss, and therefore the options are anti-dilutive, therefore there were no potentially dilutive securities for the three months ended March 31, 2009 and 2008. Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Raw material	$748,216	$988,426
Work-in-progress	2,640,229	1,980,413
Finished goods	405,329	238,732
	3,793,774	3,207,571
Less: reserve for slow moving inventories	(152,091)	-
Inventories, net	3,641,683	3,207,571

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Notes receivable from unrelated companies:
Due March 31, 2009, interest at 7.2% per annum	$-	$3,928,997
Due April 29, 2009, interest at 7.2% per annum (subsequently settled on its due date)	730,396	729,480
Due June 30, 2009, interest at 5.31% per annum	2,204,403	8,147,091
Due June 30, 2009, interest at 5.31% per annum	1,460,792	-
Due June 30, 2009, interest at 5.31% per annum	389,253	-
Notes receivable from unrelated companies	4,784,844	12,805,568

Bank acceptance notes:
Due January 5, 2009	-	430,393
Due April 20, 2009 (subsequently settled on its due date)	2,191,189	-
Bank acceptance notes	2,191,189	430,393
Notes receivable	$6,976,033	$13,235,961

Notes receivable are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Cost of land use rights	$9,575,316	$9,575,316
Less: Accumulated amortization	(263,154)	(206,913)
Land use rights, net	$9,312,162	$9,368,403

On June 24, 2008, the Company acquired a land use right, which expires on December 31, 2053, with a net book value of $9,114,373 in the acquisition of KNE.

As of March 31, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans was $371,588 and $374,454 respectively. Also see Note 14.

As of March 31, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,424,926 and $6,463,282. Also see Notes 14 and 18.

The amortization expense for the three months ended March 31, 2009 and 2008 was $56,241 and $2,739, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (nine months)	$168,617
2010	224,823
2011	224,823
2012	224,823
2013	224,823
Thereafter	8,244,253
Total	$9,312,162

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
At cost:
Buildings	$8,150,198	$8,139,972
Machinery and equipment	9,240,401	9,150,387
Office equipment	109,582	107,574
Motor vehicles	166,412	166,203
Moulds	9,602,567	9,590,519
	27,269,160	27,154,655
Less : Accumulated depreciation
Buildings	$(733,625)	$(664,872)
Machinery and equipment	(4,914,847)	(4,677,133)
Office equipment	(87,814)	(85,826)
Motor vehicles	(74,351)	(67,049)
Moulds	(1,308,393)	(827,226)
	(7,119,030)	(6,322,106)
Plant and equipment, net	$20,150,130	$20,832,549

As of March 31, 2009 and December 31, 2008, the net book value of plant and equipment pledged as collateral for bank loans was $1,391,702 and $1,404,236, respectively. Also see Note 14. Depreciation expense for three months ended March 31, 2009 and 2008 was $788,487 and $360,011 respectively.

Application for ownership certificates of two of the buildings above with a net book value of $3,064,173 is in progress. The Company's legal counsel has confirmed the ownership of the two buildings by the Company. Currently, the application for the certificate of the buildings is in progress and expected to be completed in May 2009.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 6.21% per annum, due March 18, 2009. Collateralized by a time deposit.	$-	$656,532

Monthly interest only payments at 6.21% per annum, due March 23, 2009. Collateralized by a time deposit.	-	656,532

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	730,396	729,480

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	730,396	729,480

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	438,238	437,688

Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	394,413	393,919

Monthly interest only payments at 4.86% per annum, due September 17, 2009. Collateralized by a time deposit.	657,357	-

Monthly interest only payments at 4.86% per annum, due September 22, 2009. Collateralized by a time deposit.	657,357	-

Monthly interest only payments at 6.93% per annum, due October 8, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	438,238	437,688

Monthly interest only payments at 6.93% per annum, due October 14, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	555,101	554,405

Monthly interest only payments at 6.93% per annum, due October 22, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	511,277	510,636

Monthly interest only payments at 5.58% per annum, due December 4, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	584,317	583,584

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)
	March 31, 2009 (Unaudited)	December 31, 2008

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 8.22% per annum, due January 10, 2009, guaranteed by Yongkang Tangxian Colour Metal Die-casting Company and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	-	2,917,919

Monthly interest only payments at 8.22% per annum, due May 9, 2009, secured by the assets owned by the Company. Also see Notes 12 and 13.	1,460,792	1,458,959

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd.	2,921,585	-

Loans from Huaxia Bank

Monthly interest only payments at 6.13% per annum, due September 12, 2009, pledged by construction in progress of the Company, Jiangxi De'er Industrial Investment Co., Ltd., guaranteed by Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	2,483,347	2,480,231

Loans from China Everbright Bank

Monthly interest only payments at 7.23% per annum, due February 5, 2009, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu (subsequently repaid on its due date).	-	4,376,878

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.	4,382,377	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.72% per annum, due April 8, 2009. Collateralized by a time deposit. (subsequently repaid on its due date).	1,314,713	1,313,064

Monthly interest only payments at 6.72% per annum, due April 9, 2009. Collateralized by a time deposit. (subsequently repaid on its due date).	1,314,713	1,313,064

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)
	March 31, 2009 (Unaudited)	December 31, 2008

Monthly interest only payments at 7.28% per annum, due May 21, 2009, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,921,585	2,917,918

Loans from Evergrowing Bank

Monthly interest only payments at 7.62% per annum, due October 23, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd., Zhejiang Mengdeli Electric Company and Mr. Hu Xiaoming.	2,921,585	2,917,918

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 8.96% per annum, due February 18, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming. (subsequently repaid on its due date).	-	729,480

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.	730,396	-

Total	$26,148,183	$26,115,375

Interest expense for the three months ended March 31, 2009 and 2008 was $516,869, and $523,785, respectively.

As of March 31, 2009, the aggregated amount of short term loans that are guaranteed by various third parties is $16,340,874, among which $7,303,962 is guaranteed by Zhejiang Mengdeli Electric Company whose bank loans of $6,245,820 are also guaranteed by the Company. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Bank acceptance notes:
Due January 18, 2009	$-	$1,458,959
Due January 31, 2009	-	875,378
Due March 17, 2009	-	1,458,959
Due March 17, 2009	-	4,376,878
Due March 18, 2009	-	729,480
Due March 23, 2009	-	1,458,959
Due June 12, 2009	1,460,792	1,458,959
Due June 19, 2009	438,238	437,688
Due September 05, 2009	1,460,792	-
Due September 18, 2009	4,382,377	-
Due September 24, 2009	1,460,792	-
Subtotal	$9,202,991	$12,255,260

Notes payable to unrelated companies:
Due March 25, 2009	$-	$825,766
Due April 03, 2009 (subsequently settled on its due date)	2,191,189	-
Subtotal	2,191,189	825,766
Total	$11,394,180	$13,081,026

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $5,112,773 is held as collateral for the following notes payable at March 31, 2009:

Due June 12, 2009	$1,460,792
Due September 05, 2009	1,460,792
Due September 18, 2009	4,382,377
Due September 24, 2009	1,460,792
Total	$8,764,753

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 16 – TAXES

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate is 25%.

Prior to January 1, 2008, the CIT rate applicable to the Company is 33%. Kandi’s first profitable tax year for income tax purposes as a foreign-invested company was 2007. As a foreign-invested company, the income tax rate of Kandi is entitled to a 50% tax holiday based on 25% for the years from 2009 through 2011. During the transition period, the above tax concession granted to the Company prior to the new CIT law will be grandfathered according to the interpretations of the new CIT law.

KNE is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2009, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2009 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended March 31, 2009 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

Income tax expense (benefit) for the three months ended March 31, 2009 and 2008 is summarized as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2009	2008
Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	18,727	(39,965)
Income tax expense (benefit)	$18,727	$(39,965)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2009 and 2008 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2009	2008
Computed "expected" (benefit) expense	$(141,043)	$267,514
Favorable tax rate	123,021	(249,188)
Permanent differences	30,118	(58,291)
Valuation Allowance	6,631	-
Income tax expense (benefit)	$18,727	$(39,965)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

	March 31, 2009 (Unaudited)	December 31, 2008
Current portion:
Deferred tax assets:
Expense	$55,633	$23,026
Subtotal	55,633	23,026

Deferred tax liabilities:
Sales cut-off	(71,948)	(104,783)
Other	(54,887)	(57,743)
Subtotal	(126,835)	(162,526)

Total deferred tax liabilities – current portion	(71,202)	(139,500)

Non-current portion:
Deferred tax assets:
Depreciation	474,717	561,754
Loss carried forward	62,563	55,932
Valuation allowance	(62,563)	(55,932)
Subtotal	474,717	561,754

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	178,206	265,243

Net deferred tax assets	$107,004	$125,743

(b) Tax Holiday Effect

For the three months ended March 31, 2009 and 2008 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended March 31 (Unaudited)
	2009	2008
Tax holiday (benefit) expense	$(123,021)	$249,188
Basic net (loss) income per share	$(0.02)	$0.04

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 17 - STOCK OPTIONS

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%.

The following table summarized the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009	-	$-
Granted	2,600,000	0.80
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2009	2,600,000	0.80

The following table summarizes information about stock options outstanding as of March 31, 2009:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
2,600,000	$0.80	10	2,600,000	$0.80

All the options were granted with an exercise price equal to the market price and therefore there was no intrinsic value at the grant date. The fair value per share of the 2,600,000 options issued under the agreement is $0.7934 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

(a)                In 2006, the Company brought a legal action against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District. According to the judge's report from the local court in Jinhua, PRC, on December 5, 2006, the Company prevailed in the lawsuit and Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. are required to pay $186,331 in damages to the Company. However, the two defendants appealed the ruling to a higher level court and the Company has not received the damage award as of March 31, 2009. Considering the uncertainties of the legal proceeding, the Company did not record a gain for this at March 31, 2009.

(b)                On July 14, 2008, KNE entered into a guarantee contract to serve as guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,480,231 during the period from July 14, 2008 to July 14, 2009 by Zhejiang Mengdeli Electronic Co. Ltd (“ZMEC”), a company independent of KNE. Under this guarantee contract, KNE shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12.

(c)                On June 25, 2008, KNE entered into a guarantee contract to serve as guarantor for the bank loans borrowed from China Agriculture Bank with a maximum guarantee amount of $3,765,589 during the period from June 25, 2008 to June 24, 2009 by ZMEC, a company independent of KNE. Under this guarantee contract, KNE shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2008 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System athttp://www.sec.gov.

Critical Accounting Policies and Estimates

Stock Based Compensation

The Company’s stock based compensation is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R.

The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior management of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended March 31, 2009 is $210,117.

Fair Value of Financial Instruments

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

Fair Value Measurements at Reporting Date Using Quoted Prices In
	Carrying value as of March 31, 2009	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,767,694	$1,767,694	-	-
Restricted cash	$10,809,863	$10,809,863	-	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has determined that SFAS No. 160 does not materially affect, or is reasonably likely to materially affect its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company has determined that SFAS No. 161 does not materially affect, or reasonably likely to materially affect, its financial statements.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company has determined that EITF 07-05 does not materially affect, or is reasonably likely to materially affect its financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended March 31, 2009	% Of Revenue	For Three Months Ended March 31, 2008	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$4,005,904	100.0%	$9,487,285	100.0%	$(5,481,381)	(57.8)%
COST OF GOODS SOLD	(3,025,722)	(75.5)%	(7,305,277)	(77.0)%	4,279,555	(58.6)%
GROSS PROFIT	980,182	24.5%	2,182,008	23.0%	(1,201,826)	(55.1)%
Research and development	526,201	13.1%	46,610	0.5%	479,591	1,028.9%
Selling and distribution expenses	86,184	2.2%	215,776	2.3%	(129,592)	(60.1)%
General and administrative expenses	567,815	14.2%	279,120	2.9%	288,695	103.4%
Stock based compensation expense	210,117	5.2%	-	0.0%	210,117	100%
(LOSS) INCOME FROM OPERATIONS	(410,135)	(10.2)%	1,640,502	17.3%	(2,050,637)	(125.0)%
Interest expense, net	(309,304)	(7.7)%	(615,540)	(6.5)%	306,236	(49.8)%
Government grants	99,053	2.5%	23,381	0.2%	75,672	323.6%
Other income, net	56,214	1.4%	21,711	0.2%	34,503	158.9%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(564,172)	(14.1)%	1,070,054	11.3%	(1,634,226)	(152.7)%
INCOME TAX (EXPENSE) BENEFIT	(18,727)	(0.5)%	39,965	0.4%	(58,692)	(146.9)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(582,899)	(14.6)%	1,110,019	11.7%	(1,692,918)	(152.5)%

DISCONTINUED OPERATION
Income from discontinued operation	-	0.0%	157	0.0%	(157)	(100)%
NET GAIN FROM DISCONTINUED OPERATION	-	0.0%	157	0.0%	(157)	(100)%
NET (LOSS) INCOME	(582,899)	(14.6)%	1,110,176	11.7%	(1,693,075)	(152.5)%

(a) Revenue

For the three months ended March 31, 2009, our revenue decreased by 57.8% from $9,487,285 to $4,005,904 as compared to the three months ended March 31, 2008. The global economic crisis continuing from 2008 negatively affected sales of all of our vehicles, particularly our recreational vehicle lines.

The following table lists the numbers of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
All-terrain Vehicles (“ATV”)	746	1,735
Super-mini car (“CoCo”)	169	-
Go-Kart	275	7,331
Mini Pick-up	-	1
Utility vehicles (“UTVs”)	1,039	123
Three-wheeled motorcycle (“TT”)	198	1
Total	2,427	9,191

Based on a determination that China will be among the first markets to recover from the global economic crisis, we have spent much time and resources on developing products targeting the Chinese market.  In addition to the relative health of the Chinese economy, the Company expects to also benefit from the stimulus package enacted by the PRC government in November 2008.  The November stimulus package includes cash subsidies of 60,000 RMB (approximately $8,765) provided to the purchaser of each renewable energy vehicle.  We believe that our electric Coco super-mini car will qualify for such subsidies.  We have submitted an application with the PRC government to sell the electric Coco in China and expect approval by the end of the second quarter of 2009 and anticipate sales of the Coco to begin in China in the third quarter of 2009.

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2009 was $3,025,722 representing a 58.6% decrease of $7,305,277 from the three months ended March 31, 2008, which corresponded with the decrease in sales. Cost of goods sold was 75.5% of the total revenue for the period as compared to 77% of the comparable period, reflecting the Company’s continued efforts on cost control and sourcing efficiencies on manufacturing materials whose costs were comparatively lower than those of previous year.

(c) Gross profit

Gross profit for the first quarter of 2009 is consistent with the decrease in revenue, falling 55.1% from $2,182,008 to $980,182 from the same period in 2008.

(d) Selling and distribution expenses

Selling and distribution expenses were $86,184 for the three months ended March 31, 2009, as compared to $215,776 from the same period in 2008, representing a 60.1% decrease.  The significant drop in these expenses was the result of decreased shipping expenses as the Company shipped fewer vehicles overseas, partly due to decreased sales and partly due to the Company's change from direct exports to shipping through an export agent who will bear the shipping expenses.

(e) General and administrative expenses

General and administrative expenses were $567,815 for the three months ended March 31, 2009, as compared to $279,120 for the same period in 2008, representing a 103.4% increase.  The increase was primarily due to increased expenses in reserve made for slow moving inventories, the depreciation of fixed assets, and amortization of the land use right of the subsidiary, KNE that had not commenced business at this reporting quarter.

(f) Research and development

Research and development expenses were $526,201 for the three months ended March 31, 2009, as compared to $46,610 from the same period in 2008, representing a 1,028% increase.  The increase was due to additional research and development efforts associated with the electric-powered CoCo, which included additional studies done to market this vehicle in the PRC.

(g) Stock-based compensation expense

In February 2009, the Company issued 2,600,000 shares option to 10 executives and managerial level employees. The fair value of the stock option on the grant date was $2,062,964.  The Company amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2011. During the three months ended March 31, 2009, the compensation expense was $210,117 accounting for 5.2% of the total revenue of the reporting period.

(h) Government grants

Government grants totaled $99,053 for the three months ended March 31, 2009, representing a 323.6% increase over the same period in 2008, primarily due to the PRC government’s grant of subsidies for electric-powered vehicles sales. Our electric-powered vehicles were launched in October 2008 and will become our focus product in 2009.

(i) Net interest expense

Net interest expense was $309,304 for the three months ended March 31, 2009, as compared to $615,540 for the same period last year, a decrease of 49.8%. This decrease is mainly the result of the increase in interest revenue of $208,634 received from the notes receivable. Also, while the exchange rate of RMB versus the USD remained steady in the reporting quarter, exchange loss was reduced significantly to $215 from $156,383.

(j) Net (loss) income

The operating performance of the Company for the three months ended March 31, 2009 resulted in a net loss of ($582,899) as compared to a net profit of $1,110,176 for the same period last year, primarily due to a decrease in sales and a ten-fold higher research and development expense.  The net loss also includes the compensation cost of $210,117 incurred during the first quarter of 2009 for the issuance of options to purchase 2,600,000 shares of common stock to Company employees and directors as well as the write down of $151,996 for slow moving inventory.

Financial Condition

Working Capital

The Company suffered a loss of $582,899 and cash flows used in operating activities of $4,705,043 for the three months ended March 31, 2009. The Company also had a working capital deficit of $13,457,954 at March 31, 2009, which was a decrease from a working capital surplus of $1,298,063 as of March 31, 2008, which was principally due to the Company using the cash proceeds borrowed from short-term loans to acquire KNE in June, 2008 to support the new plant construction and to expand the production capacity of super-mini cars and go-karts.

The Company has credit lines for $21,349,480 from commercial banks, of which $10,517,705 was used at March 31, 2009. Subsequent to March 31, 2009, the Company paid approximately $2 million of its notes payable and collected approximately $4.3 million of its notes receivable. The Company expects to collect the remaining notes receivable by June 30 of 2009 according to contractual terms.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future. Nevertheless, the Company believes that financing will be available on normal trade terms if needed.

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates.  The following table lists all of such loans obtained by the Company within the past three years:

	2006			2007			2008
Bank	Loan amount	Release date	Due date	Loan amount	Release date	Due date	Loan amount	Release date	Due date
Commercial Bank	20,000	03/25/06	01/15/07	20,000	01/19/07	01/10/08	20,000	01/16/08	01/10/09
-Jiangnan Branch	10,000	05/19/06	05/11/07	10,000	05/14/07	05/10/08	10,000	05/09/08	05/09/09
ICBC-	5,000	06/06/06	06/05/07	5,000	06/15/07	04/10/08	5,000	04/08/08	04/07/09
Exploration Zone	5,000	06/06/06	06/05/07	5,000	06/11/07	06/05/08	5,000	06/06/08	06/04/09
Branch	3,000	07/27/06	01/24/07	3,000	09/18/07	08/05/08	3,000	08/06/08	08/04/09
	2,700	09/08/06	09/07/07	2,700	09/18/07	08/05/08	2,700	09/03/08	09/02/09
	3,000	10/20/06	10/17/07	3,000	10/19/07	10/16/08	3,000	10/10/08	10/08/09
	3,800	10/20/06	10/17/07	3,800	10/19/07	10/16/08	3,800	10/22/08	10/14/09
	3,500	11/02/06	11/01/07	3,500	11/02/07	10/23/08	3,500	10/24/08	10/22/09
	4,000	12/01/06	11/27/07	4,000	11/30/07	11/24/08	4,000	12/10/08	12/4/09
							4,500	09/19/08	03/18/09
							4,500	09/24/08	03/23/09
Shanghai Pudong				20,000	08/14/07	02/14/08	20,000	10/21/08	05/21/09
Development Bank							9,000	04/08/08	04/8/09
							9,000	04/09/08	04/9/09
China Everbright Bank				30,000	08/10/07	08/09/08	30,000	09/06/08	02/05/09
China Communication Bank-Jinhua Branch							5,000	02/26/08	02/18/09
HuaXia Bank				20,000	12/24/07	12/27/08	17,000	09/12/08	09/12/09
Evergrowing Bank							20,000	10/24/08	10/23/09
Note: The loan amount is in thousands of RMB

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2009 is as follows:

Three Months Ended March 31, 2009
Capital requirements
Purchase of plant and equipment	$23,000
Purchase of construction in progress	31,000
Issuance of notes receivable	5,203,000
Repayments of short-term bank loans	9,316,000
Repayments of notes payable	11,199,000
Internal cash used in operation	4,705,000
Total capital requirements	$30,477,000

Capital provided
(Increase) in cash	(1,640,000)
Decrease in restricted cash	1,741,000
Proceeds from short-term bank loans	9,349,000
Proceeds from notes payable	9,512,000
Repayments of notes receivable	11,463,000
Other financing activities	52,000
Total capital provided	$30,477,000

 For further information, see the Statement of Cash Flows.

Cash Flow

Net cash flow used in operating activities was $4,705,043 for the three months ended March 31, 2009, as compared to net cash flow provided by operating activities of $2,335,674 in the same period in 2008. The decrease of net cash flow by operating activities was mainly due to the decrease in accounts payable of $4,308,304 and the increase in inventories of $586,108 and prepayments and prepaid expenses of $471,406.

Net cash flow provided by investing activities was $6,205,624 for the three months ended March 31, 2009 as compared to net cash flow used in investing activities of $2,464,454 for the same reporting period in 2008. Cash flow provided by investing activities in this quarter was primarily due to a repayment of notes receivables of $11,462,957 offset by the issuance of notes receivable of $5,203,029.

Net cash flow provided by financing activities was $139,099 for the three months ended March 31, 2009, as compared to net cash flow used in financing activities of $1,036,708 for the three months ended March 31, 2008. Cash flow provided by financing activities in this quarter was primarily due to proceeds from notes payable of $9,511,583, and restricted cash of $1,740,822.

Other Matters

Management Software

In March of 2009, the Company decided to adopt the Kingdee K3 ERP Supply Chain management software (K3 SCM), and integrate it with current running Kingdee K3 finance system. This system offers functions such as purchase management, sales management, warehouse management, quality management, inventory accounting, import management and export management to completely manage the business supply chain. Implementing integration of K3 SCM, we believe, will yield the following benefits:

•	Realize the integration of finance and supply chain management, the information sharing between finance and supply chain become more transparent and timely;

•	Optimize the logistic operation, closely watch the inventory change, and follow the orders;

•	Optimize the supplier management and the purchase order management, cut purchasing cost, improve the delivery of purchasing materials, and reduce the raw material buffer;

•	Control the account payable and account receivable in a more efficient and effective way; and

•	Optimize the inventory management, provide the accurate inventory information in a timely manner.

The integration of K3 SCM is planned to be implemented by the end of May this year, and we believe the successful implementation will improve the Company’s operating efficiency, and reduce our expenses.

Government policies

In November 2008, the Chinese government launched an economic stimulus package to boost the PRC economy in the wake of the global economic crisis. The impact of this stimulus package has begun to become apparent during the first quarter of 2009, and we believe the positive impact will continue for at least the next two years.

In January, 2009, The State Council of China announced a wide-ranging plan to boost China’s auto industry, which is included in the November stimulus package. According to this plan, China would cut in half, to 5%, the sales tax on purchases of cars with engine sizes below 1.6 liters. That rate will take effect on Jan. 20, 2009 and run until the end of 2009. The Chinese government will also give one-off cash subsidies totaling 5 billion RMB ($732 million) to owners of high-emission vehicles who trade them in for more fuel-efficient and cleaner vehicles.

At the same time, China will set up a 10 billion RMB fund to promote new technology, including renewable energy, over the next three years, while supporting the eventual mass production of electric vehicles.

Our UTVs, which mainly target the agriculture market, and electric-powered CoCo super-mini car both fit in this category and benefit from this package. These two lines of vehicles are the main products the Company plans to sell in China. We believe this is a great opportunity for us to expand our sales in China.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2008. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.
Date: May 15, 2009	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)

II-2