Form 10-Q
period 2009-06-30
Kandi Technologies Corp
filed 2009-08-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 001-33997

Kandi Technologies, Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
 (Address of principal executive offices)
 ___________

(86 - 0579) 83906856
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

Yes ☐  No ☑

As of June 30, 2009 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$84,056	$141,380
Restricted cash	9,350,164	12,550,685
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2009 and $7,123 as of December 31, 2008	6,629,949	7,715,081
Inventories, net of reserve for slow moving inventories of $152,109 and $0 as of June 30, 2009 and December 31, 2008	10,115,102	3,207,571
Notes receivable	3,075,862	13,235,961
Other receivables	1,517,125	289,315
Prepayments and prepaid expenses	30,050	60,017
Due from employees	48,304	19,805
Advances to suppliers	1,993,603	-
Total Current Assets	32,844,215	37,219,815

LONG-TERM ASSETS
Plant and equipment, net	19,386,292	20,832,549
Land use rights, net	9,255,992	9,368,403
Construction in progress	3,969,226	1,913,456
Deferred tax asset	122,368	265,243
Total Long-Term Assets	32,733,878	32,379,651

TOTAL ASSETS	$65,578,093	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2009	December 31,
	(Unaudited)	2008
CURRENT LIABILITIES
Accounts payable	$8,859,440	$9,371,105
Other payables and accrued expenses	2,260,779	1,151,245
Short-term bank loans	24,836,372	26,115,375
Customer deposits	22,536	676,548
Notes payable	10,080,645	13,081,026
Due to employees	30,488	10,502
Due to related party	823,125	623,767
Deferred tax liability	37,124	139,500
Total Current Liabilities	46,950,509	51,169,068

TOTAL LIABILITIES	46,950,509	51,169,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	19,961	19,961
Additional paid-in capital	7,663,397	7,138,105
Retained earnings (the restricted portion is $534,040 at June 30, 2009 and December 31, 2008)	9,690,673	10,047,198
Accumulated other comprehensive income	1,253,553	1,225,134
TOTAL STOCKHOLDERS’ EQUITY	18,627,584	18,430,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,578,093	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES, NET	$5,481,551	$12,424,373	$9,487,455	$21,753,075

COST OF GOODS SOLD	(4,037,629)	(9,139,131)	(7,063,351)	(16,316,178)

GROSS PROFIT	1,443,922	3,285,242	2,424,104	5,436,897

Research and development	580,772	224,146	1,106,973	264,816
Selling and distribution expenses	97,810	180,596	183,994	409,102
General and administrative expenses	363,103	432,238	930,918	704,682
Stock based compensation expense	315,175	-	525,292	-
INCOME (LOSS) FROM OPERATIONS	87,062	2,448,262	(323,073)	4,058,297

Interest expense, net	(109,253)	(395,087)	(418,557)	(1,009,699)
Government grants	24,951	17,274	124,005	40,574
Other income, net	245,971	(1,948)	302,185	20,047
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	248,731	2,068,501	(315,440)	3,109,219

INCOME TAX (EXPENSE) BENEFIT	(22,358)	33,920	(41,085)	73,660

INCOME (LOSS) FROM CONTINUING OPERATIONS	226,373	2,102,421	(356,525)	3,182,879

DISCONTINUED OPERATION
Loss from discontinued operation	-	(34,219)	-	(33,379)
Gain from disposition of discontinued operation	-	368,249	-	360,913
NET GAIN FROM DISCONTINUED OPERATION	-	334,030	-	327,534

NET INCOME (LOSS)	226,373	2,436,451	(356,525)	3,510,413

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
OTHER COMPREHENSIVE INCOME
Foreign currency translation	16,121	93,622	28,419	350,834
COMPREHENSIVE (LOSS) INCOME	242,494	2,530,073	(328,106)	3,861,247

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	19,961,000	19,961,000	19,961,000	19,961,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	21,126,517	19,961,000	19,961,000	19,961,000

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, BASIC	$0.01	$0.11	$(0.02)	$0.16
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, DILUTED	$0.01	$0.11	$(0.02)	$0.16

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS, BASIC AND DILUTED	$-	$0.01	$-	$0.01

NET INCOME (LOSS) PER SHARE, BASIC	$0.01	$0.12	$(0.02)	$0.18
NET INCOME (LOSS) PER SHARE, DILUTED	$0.01	$0.12	$(0.02)	$0.18

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(356,525)	$3,510,413
Net (gain) from discontinued operation	-	(327,534)
(Loss) income from continuing operations	(356,525)	3,182,879
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,630,498	749,994
Deferred taxes	41,085	(75,980)
Stock based compensation expense	525,292	-
Inventory reserve	152,109	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,085,132	(3,100,029)
Inventories	(6,907,531)	(2,132,390)
Other receivables	(1,227,810)	285,175
Due from employees	(28,499)	46,708
Prepayments and prepaid expenses	(1,963,636)	(51,145)

Increase (Decrease) In:
Accounts payable	(511,665)	5,064,815
Other payables and accrued liabilities	1,109,534	224,483
Customer deposits	(654,013)	306,612
Net cash (used in) provided by operating activities from continuing operations	(7,106,029)	4,501,122
Net cash provided by operating activities from discontinued operation	-	738,472
Net cash (used in) provided by operating activities	$(7,106,029)	$5,239,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(23,718)	(1,887,802)
Purchase of construction in progress	(2,110,952)	(545,134)
Purchase of a subsidiary, net of cash acquired	-	(44,129)
Issuance of notes receivable	(18,490,767)	(6,477,313)
Repayments of notes receivable	28,545,269	19,057

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2009	2008
Net cash provided by (used in) investing activities from continuing operations	7,919,832	(8,935,321)
Net cash provided by investing activities from discontinued operation	-	-
Net cash provided by (used in) investing activities	$7,919,832	$(8,935,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (Increase) in restricted cash	3,200,521	(5,181,280)
Proceeds from short-term bank loans	17,829,741	20,197,548
Repayments of short-term bank loans	(19,145,049)	(13,927,505)
Proceeds from notes payable	10,084,034	3,442,053
Repayments of notes payable	(13,102,078)	(1,455,223)
Repayments of advances to related parties	199,358	164,249
Net cash provided by (used in) financing activities from continuing operations	(933,473)	3,239,842
Net cash (used in) financing activities from discontinued operation	-	-
Net cash provided by (used in) financing activities	(933,473)	3,239,842

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,670)	(455,885)
Effect of exchange rate changes on cash	62,346	(536,359)
Cash and cash equivalents at beginning of period	141,380	1,149,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,056	$156,896

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$808,100	$937,362

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the six months ended June 30, 2009 and 2008, $57,120 and $613,097 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

On June 24, 2008 the Company closed its acquisition of 100% of the shares of Kandi Special Vehicles Co., Ltd (“KSV”), after which KSV became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The consolidated statements of income include the results of operations of KSV at the date of acquisition. On March 10, 2009, KSV changed its name to Kandi New Energy Vehicles Co., Ltd, (“KNE”). On June 11, 2009, KNE changed its name back to KSV.

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

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobiles and automobile-related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital deficit is $14,106,294 as of June 30, 2009.

As of June 30, 2009, the Company has credit lines from commercial banks for $30,680,224, of which $24,836,372 was used at June 30, 2009.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require additional funding through short term borrowing from PRC banks or other financing activities if needed in the near future. Nevertheless, the Company believes that financing will be available on normal trade terms if needed.

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Kandi”) (a wholly-owned subsidiary of “Continental”)
(iii)	Kandi Special Vehicles Co., Ltd, (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd. “KNE”) (a wholly-owned subsidiary of the Company)

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

(b) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,106,973 and $264,816 for the six months ended June 30, 2009 and 2008, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

	June 30, 2009	December 31, 2008	June 30, 2008
Period end RMB : USD exchange rate	6.8448	6.8542	6.8718
Average quarterly RMB : USD exchange rate	6.8425	7.0842	7.0930

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

Restricted cash on June 30, 2009 and December 31, 2008 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Fair Value of Financial Instruments

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of June 30,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$84,056	$84,056	-	-
Restricted cash	$9,350,164	$9,350,164	-	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

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

The stock based compensation expense for the six months ended June 30, 2009 is $525,292. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended June 30, 2009 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	June 30, 2009	December 31, 2008
Company A(dingji)	80%	65%	89%	78%
Company B (jing li ma)	17%	3%	10%	13%
Company C (zongcheng)	3%	-	-	-
Company D (kandi guoji)	-	20%	-	-
Company E (shuguang)	-	6%	-	2%

(b) Suppliers

The Company’s major suppliers for the six months ended June 30, 2009 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	June 30, 2009	December 31, 2008
Company F(zmec)	66%	52%	25%	21%
Company G(sz dadihe)	2%	-	-	-
Company H (jinlong)	1%	-	1%	3%
Company I	1%	-	1%	2%
Company J (zhuhai yingbo)	1%	-	-	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 9 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the stock options were exercised and if the additional common shares were dilutive. For the six months ended June 30, 2009, the Company has a net loss, and therefore the options are anti-dilutive. As a result, there were no potentially dilutive securities for the six months ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, Company’s net income is $226,373, and for this period, the Company’s average stock price is $1.45, if all of the options were exercised, the number of shares of common stock outstanding would increase to 21,126,517. Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Raw material	$2,423,611	$988,426
Work-in-progress	6,897,292	1,980,413
Finished goods	946,308	238,732
	10,267,211	3,207,571
Less: reserve for slowing moving inventories	(152,109)	-
Inventories, net	10,115,102	3,207,571

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Notes receivable from unrelated companies:
Due March 31, 2009, interest at 7.2% per annum	$-	$3,928,997
Due April 29, 2009, interest at 7.2% per annum	-	729,480
Due June 30, 2009, interest at 5.31% per annum (subsequently settled on July 9, 2009)	810,781	8,147,091
Due February 24, 2010, interest at 5.0% per annum	1,145,301	-
Due February 24, 2010, interest at 5.0% per annum	389,298	-
Due April 29, 2010, interest at 5.31% per annum	730,482	-
Notes receivable from unrelated companies	3,075,862	12,805,568

Bank acceptance notes:
Due January 5, 2009	-	430,393
Bank acceptance notes	-	430,393
Notes receivable	$3,075,862	$13,235,961

Notes receivable are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Cost of land use rights	$9,575,316	$9,575,316
Less: Accumulated amortization	(319,324)	(206,913)
Land use rights, net	$9,255,992	$9,368,403

On June 24, 2008, the Company acquired a land use right, which expires on December 31, 2053, with a net book value of $9,114,373 in the acquisition of KSV.

As of June 30, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans was $3,275,727 and $374,454 respectively. Also see Note 14.

As of June 30, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $5,980,265 and $6,463,282. Also see Notes 14 and 18.

The amortization expense for the six months ended June, 2009 and 2008 was $112,411 and $22,718, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (six months)	$112,412
2010	224,823
2011	224,823
2012	224,823
2013	224,823
Thereafter	8,244,288
Total	$9,255,992

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
At cost:
Buildings	$8,151,151	$8,139,972
Machinery and equipment	9,241,891	9,150,387
Office equipment	109,595	107,574
Motor vehicles	166,431	166,203
Moulds	9,603,689	9,590,519
	27,272,757	27,154,655
Less : Accumulated depreciation
Buildings	$(792,412)	$(664,872)
Machinery and equipment	(5,133,117)	(4,677,133)
Office equipment	(90,891)	(85,826)
Motor vehicles	(81,315)	(67,049)
Moulds	(1,788,730)	(827,226)
	(7,886,465)	(6,322,106)
Plant and equipment, net	$19,386,292	$20,832,549

As of June 30, 2009 and December 31, 2008, the net book value of plant and equipment pledged as collateral for bank loans was $4,284,611 and $1,404,236, respectively. Also see Note 14. Depreciation expense for six months ended June 30, 2009 and 2008 was $1,518,087 and $727,276 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:
	June 30, 2009 (Unaudited)	December 31, 2008
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 6.21% per annum, due March 18, 2009. Collateralized by a time deposit. (repaid on its due date)	$-	$656,532

Monthly interest only payments at 6.21% per annum, due March 23, 2009. Collateralized by a time deposit. (repaid on its due date)	-	656,532

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets of the Company. (repaid on its due date)	-	729,480

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets of the Company. (repaid on its due date)	-	729,480

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13. (repaid on its due date)	438,289	437,688

Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	394,460	393,919

Monthly interest only payments at 6.93% per annum, due October 8, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	438,289	437,688

Monthly interest only payments at 6.93% per annum, due October 14, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	555,166	554,405

Monthly interest only payments at 6.93% per annum, due October 22, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	511,337	510,636

Monthly interest only payments at 5.58% per annum, due December 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	584,385	583,584

Monthly interest only payments at 5.84% per annum, due April 6, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	730,482	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2009 (Unaudited)	December 31, 2008

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit.	1,314,866	-

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	730,482	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 8.22% per annum, due January 10, 2009, guaranteed by Yongkang Tangxian Colour Metal Die-casting Company and pledged by Jingdezhen De'er Industrial Investment Co., Ltd. (repaid on its due date)	-	2,917,919

Monthly interest only payments at 8.22% per annum, due May 9, 2009, secured by the assets of the Company. Also see Notes 12 and 13. (repaid on its due date)	-	1,458,959

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd.	2,921,926	-

Monthly interest only payments at 8.22% per annum, due May 5, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	1,460,963	-

Loans from Huaxia Bank

Monthly interest only payments at 6.13% per annum, due September 12, 2009, pledged by construction in progress of the Company, Jiangxi De'er Industrial Investment Co., Ltd., guaranteed by Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	2,483,637	2,480,231

Loans from China Everbright Bank

Monthly interest only payments at 7.23% per annum, due February 5, 2009, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu (subsequently repaid on its due date).	-	4,376,878

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.	4,382,889	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2009 (Unaudited)	December 31, 2008

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.72% per annum, due April 8, 2009. Collateralized by a time deposit. (repaid on its due date)	-	1,313,064

Monthly interest only payments at 6.72% per annum, due April 9, 2009. Collateralized by a time deposit. (repaid on its due date)	-	1,313,064

Monthly interest only payments at 7.28% per annum, due May 21, 2009, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming. (repaid on its due date)	-	2,917,918

Monthly interest only payments at 4.78% per annum, due April 28, 2010. Collateralized by a time deposit.	1,314,867	-

Monthly interest only payments at 5.10% per annum, due November 27, 2010, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,921,926	-

Loans from Evergrowing Bank

Monthly interest only payments at 7.62% per annum, due October 23, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd., Zhejiang Mengdeli Electric Company and Mr. Hu Xiaoming.	2,921,926	2,917,918

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 8.96% per annum, due February 18, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming. (subsequently repaid on its due date).	-	729,480

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.	730,482	-

Total	$24,836,372	$26,115,375

Interest expense for the six month ended June 30, 2009 and 2008 was $848,450, and $1,013,464, respectively.

As of June 30, 2009, the aggregated amount of short term loans that are guaranteed by various third parties is $16,362,786, among which $2,921,926 is guaranteed by Zhejiang Mengdeli Electric Company whose bank loans of $4,295,231 are also guaranteed by the Company. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Bank acceptance notes:
Due January 18, 2009 (repaid on its due date)	$-	$1,458,959
Due January 31, 2009 (repaid on its due date)	-	875,378
Due March 17, 2009 (repaid on its due date)	-	1,458,959
Due March 17, 2009 (repaid on its due date)	-	4,376,878
Due March 18, 2009 (repaid on its due date)	-	729,480
Due March 23, 2009 (repaid on its due date)	-	1,458,959
Due June 12, 2009 (repaid on its due date)	-	1,458,959
Due June 19, 2009 (repaid on its due date)	-	437,688
Due September 05, 2009	1,460,963	-
Due September 18, 2009	4,382,890	-
Due September 24, 2009	1,460,963	-
Due October 9, 2009	657,433	-
Due October 9, 2009	657,433	-
Due December 15, 2009	1,460,963	-
Subtotal	$10,080,645	$12,255,260

Notes payable to unrelated companies:
Due March 25, 2009	$-	$825,766
Subtotal	-	825,766
Total	$10,080,645	$13,081,026

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $3,652,408 is held as collateral for the following notes payable at June 30, 2009:

Due September 05, 2009	$1,460,963
Due September 18, 2009	4,382,890
Due September 24, 2009	1,460,963
Total	$7,304,816

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2009 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the six months ended June 30, 2009 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

Income tax expense (benefit) for the six months ended June 30, 2009 and 2008 is summarized as follows:

	For the Six Months Ended June 30,
	(Unaudited)
	2009	2008
Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	41,085	(39,965)
Income tax expense (benefit)	$41,085	$(39,965)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2009 and 2008 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Six Months Ended June 30,
	(Unaudited)
	2009	2008
Computed "expected" (benefit) expense	$(78,860)	$767,791
Favorable tax rate	83,196	(800,034)
Permanent differences	30,118	(41,417)
Valuation Allowance	6,631	-
Income tax expense (benefit)	$41,085	$(73,660)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

	June 30, 2009 (Unaudited)	December 31, 2008
Current portion:
Deferred tax assets:
Expense	$43,619	$23,026
Subtotal	43,619	23,026

Deferred tax liabilities:
Sales cut-off	(62,486)	(104,783)
Other	(18,259)	(57,743)
Subtotal	(80,745)	(162,526)

Total deferred tax liabilities – current portion	(37,124)	(139,500)

Non-current portion:
Deferred tax assets:
Depreciation	418,879	561,754
Loss carried forward	62,563	55,932
Valuation allowance	(62,563)	(55,932)
Subtotal	418,879	561,754

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	122,368	265,243

Net deferred tax assets	$85,244	$125,743

(b) Tax Holiday Effect

For the six months ended June 30, 2009 and 2008 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2009 and 2008 are as follows:

	For the Six Months Ended June 30 (Unaudited)
	2009	2008
Tax holiday effect	$(83,196)	$800,034
Basic net (loss) income per share effect	$(0.00)	$0.04

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009		$
Granted	2,600,000		0.80
Exercised	-		-
Cancelled	-		-
Outstanding as of June 30, 2009	2,600,000		0.80

The following table summarizes information about stock options outstanding as of June 30, 2009:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
2,600,000	$0.80	10	2,600,000	$0.80

All the options were granted with an exercise price equal to the market price and therefore there was no intrinsic value at the grant date. The fair value per share of the 2,600,000 options issued under the agreement is $0.7934 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

(a)           On July 14, 2008, KSV entered into a guarantee contract to serve as guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,483,637 during the period from July 14, 2008 to July 14, 2009 by Zhejiang Mengdeli Electronic Co. Ltd (“ZMEC”), a company unrelated to KSV. Under this guarantee contract, KSV shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12.

(b)           On June 30, 2009, KSV entered into a guarantee contract to serve as guarantor for the bank loans obtained from China Agriculture Bank with a maximum guarantee amount of $5,769,416 during the period from June 30, 2009 to June 28, 2011 by ZMEC, a company unrelated to KSV. Under this guarantee contract, KSV shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12.

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

The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior management of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended June 30, 2009 is $525,292.

Fair Value of Financial Instruments

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of June 30, 2009	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$84,056	$84,056	-	-
Restricted cash	$9,350,164	$9,350,164	-	-

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

Results of Operation
Comparison of Six Months Ended June 30, 2009 and 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months Ended June 30, 2009	% Of Revenue	For Six Months Ended June 30, 2008	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$9,487,455	100.0%	$21,753,075	100.0%	$(12,265,620)	(56.4)%

COST OF GOODS SOLD	(7,063,351)	(74.4)%	(16,316,178)	(75.0)%	9,252,827	(56.7)
GROSS PROFIT	2,424,104	25.6%	5,436,897	25.0%	(3,012,793)	(55.4)
Research and development	1,106,973	11.7%	264,816	1.2%	842,157	318.0%
Selling and distribution expenses	183,994	1.9%	409,102	1.9%	(225,108)	(55.0)%
General and administrative expenses	930,918	9.8%	704,682	3.2%	226,236	32.1%
Stock based compensation expense	525,292	5.5%	-	0.0%	525,292	100%
(LOSS) INCOME FROM OPERATIONS	(323,073)	(3.4)%	4,058,297	18.7%	(4,381,370)	(108.0)%
Interest expense, net	(418,557)	(4.4)%	(1,009,699)	(4.6)%	591,142	(58.5)%
Government grants	124,005	1.3%	40,574	0.2%	83,431	205.6%
Other income, net	302,185	3.2%	20,047	0.1%	282,138	1,407.4%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(315,440)	(3.3)%	3,109,219	14.3%	(3,424,659)	(110.1)%
INCOME TAX (EXPENSE) BENEFIT	(41,085)	(0.2)%	73,660	0.3%	(114,745)	(155.8)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(356,525)	(3.5)%	3,182,879	14.7%	(3,539,404)	(111.2)%

DISCONTINUED OPERATION
Loss from discontinued operation	-	-	(33,379)	(0.2)%	33,379	(100)%
Gain from disposition of discontinued operation	-	-	360,913	1.7%	(360,913)	(100)%
NET GAIN FROM DISCONTINUED OPERATION	-	-	327,534	1.5%	(327,524)	(100)%
NET (LOSS) INCOME	(356,525)	(3.5)%	3,510,413	16.1%	(3,844,601)	(109.5)%

(a) Revenue

For the six months ended June 30, 2009, our revenue decreased by 56.4% from $21,753,075 to $9,487,455 as compared to the six months ended June 30, 2008. The global economic crisis continuing from 2008 negatively affected sales of all of our vehicles, particularly our recreational vehicle lines.

The following table lists the number of vehicles sold, categorized by vehicle types, within the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30
	2009	2008
All-terrain Vehicles(“ATV”)	2,537	3,658
Super-mini car (“CoCo”)	646	568
Go-Kart	2,940	24,906
Mini Pick-up	-	25
Utility vehicles (“UTVs”)	1,558	962
Three-wheeled motorcycle (“TT”)	283	1
Total	7,964	30,120

Based on a determination that China will be among the first markets to recover from the global economic crisis, we have spent much time and resources on developing products targeting the Chinese market.  In addition to the relative health of the Chinese economy, the Company expects to also benefit from the stimulus package enacted by the PRC government in November 2008.  The November stimulus package includes cash subsidies of 60,000 RMB (approximately $8,765) provided to the purchaser of each renewable energy vehicle.  We believe that our electric CoCo super-mini car will qualify for such subsidies.  We anticipate sales of the Coco to begin in China in the second half of 2009.

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2009 was $7,063,351 representing a 56.7% decrease from $16,316,178 from the six months ended June 30, 2008, which corresponded with the decrease in sales. Cost of goods sold was 74.4% of the total revenue for the six-month period, remaining unchanged from the comparable period of 2008.

(c) Gross profit

Gross profit for the first half of 2009 is consistent with the decrease in revenue, falling 55.4% from $5,436,897 to $2,424,104 from the same period in 2008.

(d) Selling and distribution expenses

Selling and distribution expenses were $183,994 for the six months ended June 30, 2009, as compared to $409,102 from the same period in 2008, representing a 55% decrease.  The significant drop in these expenses was the result of decreased shipping expenses as the Company shipped fewer vehicles overseas, partly due to decreased sales and partly due to the Company's change from direct exports to shipping through an export agent who will bear the shipping expenses.

(e) General and administrative expenses

General and administrative expenses were $930,918 for the six months ended June 30, 2009, as compared to $704,682 for the same period in 2008, representing a 32.1% increase.  The increase was primarily due to increased expenses in reserve made for slow moving inventories, the depreciation of fixed assets, and amortization of the land use right of the subsidiary.

(f) Research and development

Research and development expenses were $1,106,973 for the six months ended June 30, 2009, as compared to $264,816 from the same period in 2008, representing a 318% increase.  The increase was due to additional research and development efforts associated with the electric-powered CoCo and a new diesel powered farmer pick up truck, which included additional studies done to market these vehicles in the PRC.

(g) Stock-based compensation expense

In February 2009, the Company issued options to purchase a total of 2,600,000 shares of common stock to 10 executives and managerial level employees. The fair value of the stock option on the grant date was $2,062,964.  The Company amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2011. During the six months ended June 30, 2009, the compensation expense was $525,292, accounting for 5.5% of the total revenue of the reporting period.

(h) Government grants

Government grants totaled $124,005 for the six months ended June 30, 2009, representing a 205.6% increase over the same period in 2008, primarily due to the PRC government’s grant of subsidies research related to electric-powered vehicles.  The government grants consist of $37,779 in subsidies for patent applications and other intellectual property expenses, $71,611 in subsidies for technological innovation, $1,462 in subsidies for IT development, and $13,153 in export subsidies.  Our electric-powered vehicles were launched in October 2008 and will become our focus product in 2009.

(i) Net interest expense

Net interest expense was $418,557 for the six months ended June 30, 2009, as compared to $1,009,699 for the same period last year, a decrease of 58.5%. This decrease is mainly the result of the decrease in interest expense of $165,064 paid for short term bank loans due to the lower interest rate, and the increase of interest revenue received from the note receivable.

(j) Other income

Net other income for the six months ended June 30, 2009 was $302,185, increased 1,407.4% from $20,047 of the same period of last year. This is mainly due to the damage award amount of $216,034 Company received from the lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District. The Company has prevailed in the final ruling of court, and therefore recorded a gain in the second quarter of 2009.

(k) Net (loss) income

The operating performance of the Company for the six months ended June 30, 2009 resulted in a net loss of $356,525 as compared to a net profit of $3,510,413 for the same period last year, primarily due to a decrease in sales and the increase in research and development expense.  The net loss also includes the compensation cost of $525,292 incurred during the first half of 2009 for the issuance of options to purchase 2,600,000 shares of common stock to Company employees and directors as well as the write down of $152,109 for slow moving inventory.

Comparison of Three Months Ended June 30, 2009 and 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended June 30, 2009	% Of Revenue	For Three Months Ended June 30, 2008	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$5,481,551	100.0%	$12,424,373	100.0%	$(6,942,822)	(55.9)%
COST OF GOODS SOLD	(4,037,629)	(73.7)%	(9,139,131)	(73.6)%	5,101,502	(55.8)%
GROSS PROFIT	1,443,922	26.3%	3,285,242	26.4%	(1,841,320)	(56.0)%
Research and development	580,772	10.6%	224,146	1.8%	356,626	159.1%
Selling and distribution expenses	97,810	1.8%	180,596	1.5%	(82,786)	(45.8)%
General and administrative expenses	363,103	6.6%	432,238	3.5%	(69,135)	(16.0)%
Stock based compensation expense	315,175	5.7%	-	0.0%	315,175	100%
INCOME FROM OPERATIONS	87,062	1.6%	2,448,262	19.6%	(2,361,200)	(96.4)%
Interest expense, net	(109,253)	(2.0)%	(395,087)	(3.2)%	285,834	(72.3)%
Government grants	24,951	0.5%	17,274	0.1%	7,677	44.4%
Other income, net	245,971	4.5%	(1,948)	(0.0)%	247,919	(12,726.8)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	248,731	4.5%	2,068,501	16.5%	(1,819,770)	(88.0)%
INCOME TAX (EXPENSE) BENEFIT	(22,358)	(0.4)%	33,920	0.3%	(56,278)	(165.9)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	226,373	4.1%	2,102,421	16.8%	(1,876,048)	(89.2)%

DISCONTINUED OPERATION
Loss from discontinued operation	-	-	(34,219)	(0.3)%	34,219	(100)%
Gain from disposition of discontinued operation	-	-	368,249	3.0%	(368,249)	(100)%
NET GAIN FROM DISCONTINUED OPERATION	-	-	334,030	(2.7)%	(334,030)	(100)%
NET (LOSS) INCOME	226,373	4.1%	2,436,451	19.5%	(2,210,078)	(90.7)%

(a) Revenue

For the three months ended June 30, 2009, our revenue decreased by 55.9% from $12,424,373 to $5,481,551 as compared to the three months ended June 30, 2008. The global economic crisis continuing from 2008 negatively affected sales of all of our vehicles. Although the Company plans to shift its focus to the Chinese market and has spent much time and resources on developing products targeting the Chinese market,sales of Company’s products in China have not been launched by the end of second quarter of 2009.

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2009 was $4,037,629 representing a 55.8% decrease from the three months ended June 30, 2008, which is in line with the decrease in sales.

(c) Selling and distribution expenses

Selling and distribution expenses were $97,810 for the three months ended June 30, 2009, as compared to $180,596 from the same period in 2008, representing a 45.8% decrease.  This is in line with the decrease in sales.

(d) General and administrative expenses

General and administrative expenses were $363,103 for the three months ended June 30, 2009, as compared to $432,238 for the same period in 2008, representing a 16% decrease.  The decrease reflects the Company’s continuing effort on cost saving in this challenging climate.

(e) Research and development

Research and development expenses were $580,772 for the three months ended June 30, 2009, as compared to $224,146 from the same period in 2008, representing a 159.1% increase.  The increase was due to additional research and development efforts associated with the products targeting the Chinese market.

(f) Net interest expense

Net interest expense was $109,253 for the three months ended June 30, 2009, as compared to $395,087 for the same period last year, a decrease of 72.3%. This decrease is mainly the result of the increase in interest revenue received from the notes receivable, and the decrease of interest expense for short term bank loans.

(g) Other income

Net other income for the three months ended June 30, 2009 was $245,971, an increase of $247,919 from ($1,948) for the same period last year. This is mainly due to the judgment amount of $216,034 the Company received in the second quarter of 2009 from the lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District.

(h) Net (loss) income

The operating performance of the Company for the three months ended June 30, 2009 resulted in a net profit of $226,373 as compared to $2,436,451 for the same period last year. The significant drop was primarily due to a decrease in sales, the compensation cost of $315,175 for stock options, and higher research and development expenses.

Financial Condition

Working Capital

The Company suffered a loss of $356,525 and cash flows used in operating activities of $7,106,029 for the six months ended June 30, 2009. The Company also had a working capital deficit of $14,140,556 at June 30, 2009, which was a decrease from a working capital deficit of $10,256,613 as of June 30, 2008, which was principally due to the Company using the cash proceeds collected from note receivable to support the new plant construction to prepare for the launch of new products targeting the Chinese market.

The Company has credit lines for $30,680,224 from commercial banks, of which $24,836,372 was used at June 30, 2009.

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

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates.  The following table lists all of such loans obtained by the Company within the past two years and the first half of this year:

	2007			2008			2009 (By June 30)
Bank	Loan amount	Release date	Due date	Loan amount	Release date	Due date	Loan amount	Release date	Due date
Commercial Bank	20,000	01/19/07	01/10/08	20,000	01/16/08	01/10/09	20,000	01/19/09	01/05/10
-Jiangnan Branch	10,000	05/14/07	05/10/08	10,000	05/09/08	05/09/09	10,000	05/13/09	05/05/10
ICBC-	5,000	06/15/07	04/10/08	5,000	04/08/08	04/07/09	5,000	04/08/09	04/06/10
Exploration Zone	5,000	06/11/07	06/05/08	5,000	06/06/08	06/04/09	5,000	06/05/09	06/03/10
Branch	3,000	09/18/07	08/05/08	3,000	08/06/08	08/04/09
	2,700	09/18/07	08/05/08	2,700	09/03/08	09/02/09
	3,000	10/19/07	10/16/08	3,000	10/10/08	10/08/09
	3,800	10/19/07	10/16/08	3,800	10/22/08	10/14/09
	3,500	11/02/07	10/23/08	3,500	10/24/08	10/22/09
	4,000	11/30/07	11/24/08	4,000	12/10/08	12/04/09
				4,500	09/19/08	03/18/09	9,000	04/16/09	04/15/10
				4,500	09/24/08	03/23/09
Shanghai Pudong	20,000	08/14/07	02/14/08	20,000	10/21/08	05/21/09
Development Bank				9,000	04/08/08	04/08/09	9,000	04/29/09	04/28/10
				9,000	04/09/08	04/09/09
China Everbright Bank	30,000	08/10/07	08/09/08	30,000	09/06/08	02/05/09	30,000	02/23/09	02/22/10
China Communication Bank-Jinhua Branch				5,000	02/26/08	02/18/09	5,000	02/19/09	02/15/10
HuaXia Bank	20,000	12/24/07	12/27/08	17,000	09/12/08	09/12/09
Evergrowing Bank				20,000	10/24/08	10/23/09
Note: The loan amount is in thousands of RMB

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2009 is as follows:

Six Months Ended June 30, 2009 (In thousands)
Capital requirements
Purchase of plant and equipment	$24
Purchase of construction in progress	2,111
Issuance of notes receivable	18,491
Repayments of short-term bank loans	19,145
Repayments of notes payable	13,102
Internal cash used in operation	7,106
Total capital requirements	$59,979

Capital provided
Decrease in cash	57
Decrease in restricted cash	3,201
Proceeds from short-term bank loans	17,830
Proceeds from notes payable	10,084
Repayments of notes receivable	28,545
Other financing activities	199
Total capital provided	$59,916

For further information, see the Statement of Cash Flows.

Cash Flow

Net cash flow used in operating activities was ($7,106,029) for the six months ended June 30, 2009, as compared to net cash flow provided by operating activities of $4,501,122 in the same period in 2008. The difference is mainly attributable to an increase in accounts payable of $5,576,480 and an  increase in inventories of $4,775,141.

Net cash flow provided by investing activities was $7,919,832 for the six months ended June 30, 2009 as compared to net cash flow used in investing activities of ($8,935,321) for the same reporting period in 2008. The was primarily due to a net cash inflow from notes receivable of $10,054,502, as compared to a net cash outflow in notes receivable of $6,458,256 for the same period last year.

Net cash flow used in financing activities was ($933,473) for the six months ended June 30, 2009, as compared to net cash flow provided by financing activities of $3,239,842 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company repaid short term bank loans and notes payable, whereas during the same period in 2008, the Company received an inflow of cash from short term bank loans and notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter of 2009 ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kandi Technologies, Corp.
Date: August 14, 2009	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)

II-2