Form 10-Q
period 2009-09-30
Kandi Technologies Corp
filed 2009-11-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 001-33997

Kandi Technologies, Corp.
(Exact name of registrant as specified in its charter)

Delaware	90-0363723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
 (Address of principal executive offices)
 ___________

(86 - 0579) 82239851
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

As of September 30, 2009 the registrant had issued and outstanding 19,961,000 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$881,485	$141,380
Restricted cash	7,897,508	12,550,685
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2009 and $7,123 as of December 31, 2008	7,080,515	7,715,081
Inventories, net of reserve for slow moving inventories of $152,269 and $0 as of September 30, 2009 and December 31, 2008	14,455,871	3,207,571
Notes receivable	3,942,649	13,235,961
Other receivables	117,746	289,315
Prepayments and prepaid expenses	112,747	60,017
Due from employees	52,293	19,805
Advances to suppliers	544,458	-
Total Current Assets	35,085,272	37,219,815

LONG-TERM ASSETS
Plant and equipment, net	21,581,951	20,832,549
Land use rights, net	9,199,786	9,368,403
Construction in progress	2,472,043	1,913,456
Deferred tax asset	122,869	265,243
Total Long-Term Assets	33,376,649	32,379,651

TOTAL ASSETS	$68,461,921	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(Unaudited)	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,620,645	$9,371,105
Other payables and accrued expenses	2,558,584	1,151,245
Short-term bank loans	27,495,027	26,115,375
Customer deposits	27,087	676,548
Notes payable	7,166,256	13,081,026
Due to employees	93,397	10,502
Due to related party	841,252	623,767
Income tax payable	105,634	-
Deferred tax liability	37,199	139,500
Total Current Liabilities	48,945,081	51,169,068

TOTAL LIABILITIES	48,945,081	51,169,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	19,961	19,961
Additional paid-in capital	7,978,573	7,138,105
Retained earnings (the restricted portion is $534,040 at September 30, 2009 and December 31, 2008)	10,266,823	10,047,198
Accumulated other comprehensive income	1,251,483	1,225,134
TOTAL STOCKHOLDERS’ EQUITY	19,516,840	18,430,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,461,921	$69,599,466

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES, NET	$9,626,593	$9,261,033	$19,114,049	$30,767,280

COST OF GOODS SOLD	(7,266,052)	(6,966,103)	(14,329,404)	(23,098,186)

GROSS PROFIT	2,360,541	2,294,930	4,784,645	7,669,094

Research and development	660,108	230,023	1,767,081	487,755
Selling and distribution expenses	79,310	229,795	263,304	632,132
General and administrative expenses	195,036	324,672	1,125,954	1,019,385
Stock based compensation expense	315,176	-	840,468	-
INCOME (LOSS) FROM OPERATIONS	1,110,911	1,510,440	787,838	5,529,822

Interest expense, net	(442,315)	(547,511)	(860,872)	(1,540,631)
Government grants	3,312	17,484	127,317	57,533
Other income, net	9,800	26,551	311,984	39,599
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	681,708	1,006,964	366,267	4,086,323

INCOME TAX (EXPENSE) BENEFIT	(105,558)	7,581	(146,642)	81,042

INCOME (LOSS) FROM CONTINUING OPERATIONS	576,150	1,014,545	219,625	4,167,365

DISCONTINUED OPERATION
Loss from discontinued operation	-	-	-	(33,396)
Gain from disposition of discontinued operation	-	-	-	361,096
NET GAIN FROM DISCONTINUED OPERATION	-	-	-	327,700

NET INCOME (LOSS)	576,150	1,014,545	219,625	4,495,065

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(2,070)	51,770	26,349	404,432
COMPREHENSIVE (LOSS) INCOME	574,080	1,066,315	245,974	4,899,497

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	19,961,000	19,961,000	19,961,000	19,961,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	21,155,595	19,961,000	20,856,082	19,961,000

NET INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC	$0.03	$0.05	$0.01	$0.21
NET INCOME PER SHARE FROM CONTINUING OPERATIONS, DILUTED	$0.03	$0.05	$0.01	$0.21

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS, BASIC AND DILUTED	$-	$-	$-	$0.02

NET INCOME PER SHARE, BASIC	$0.03	$0.05	$0.01	$0.23
NET INCOME PER SHARE, DILUTED	$0.03	$0.05	$0.01	$0.23

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,625	$4,495,065
Net (gain) from discontinued operation	-	(327,700)
Income from continuing operations	219,625	4,167,365
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,529,981	1,318,510
Deferred taxes	41,085	(83,755)
Stock based compensation expense	840,468	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	652,827	164,913
Inventories	(11,232,447)	(5,265,108)
Other receivables	172,147	195,263
Due from employees	50,393	19,175
Prepayments and prepaid expenses	(596,614)	(93,885)

Increase (Decrease) In:
Accounts payable	1,225,909	2,794,238
Other payables and accrued liabilities	1,404,305	98,964
Income tax payable	105,558	-
Customer deposits	(650,636)	955,914
Net cash (used in) provided by operating activities from continuing operations	(5,237,399)	4,271,594
Net cash provided by operating activities from discontinued operation	-	739,378
Net cash (used in) provided by operating activities	$(5,237,399)	$5,010,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(3,059,687)	(2,767,161)
Purchase of construction in progress	(553,545)	(1,049,862)
Purchase of a subsidiary, net of cash acquired	-	(44,129)
Issuance of notes receivable	(10,011,535)	(6,493,209)
Repayments of notes receivable	19,330,289	2,352,054

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2009	2008
Net cash provided by (used in) investing activities from continuing operations	5,705,522	(8,002,307)
Net cash provided by investing activities from discontinued operation	-	-
Net cash provided by (used in) investing activities	$5,705,522	$(8,002,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (Increase) in restricted cash	4,680,286	(9,719,414)
Proceeds from short-term bank loans	24,216,260	29,170,492
Repayments of short-term bank loans	(22,900,953)	(23,928,409)
Proceeds from notes payable	14,468,375	11,386,698
Repayments of notes payable	(20,410,634)	(1,458,768)
Repayments of advances to related parties	217,484	180,659
Net cash provided by (used in) financing activities from continuing operations	270,818	5,631,258
Net cash (used in) financing activities from discontinued operation	-	-
Net cash provided by (used in) financing activities	270,818	5,631,258

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	738,941	2,639,923
Effect of exchange rate changes on cash	1,164	(511,974)
Cash and cash equivalents at beginning of period	141,380	1,149,140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$881,485	$3,277,089

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$1,354,460	$1,612,853

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the nine months ended September 30, 2009 and 2008, $1,301,166 and $1,510,197 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

On June 24, 2008 the Company closed its acquisition of 100% of the shares of Kandi Special Vehicles Co., Ltd (“KSV”), after which KSV became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations.” The consolidated statements of income include the results of operations of KSV at the date of acquisition. On March 10, 2009, KSV changed its name to Kandi New Energy Vehicles Co., Ltd, (“KNE”). On June 11, 2009, KNE changed its name back to KSV.

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals. In accordance with ASC 360, “Property, Plant, and Equipment,” the results of operations of Dingji as of the disposal date May 9, 2008 are removed from the detailed financial statement line items to the “discontinued operation” of the Company’s financial statements.

The primary operations of the Company are the design, development, manufacturing, and commercializing of electrical vehicle, all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital deficit is $ 13,859,809 as of September 30, 2009.

As of September 30, 2009, the Company has credit lines from commercial banks for $37,001,287, of which $27,495,027 was used at September 30, 2009.

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

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Zhejiang Kandi”) (a wholly-owned subsidiary of “Continental”)
(iii)	Kandi Special Vehicles Co., Ltd, (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd. “KNE”) (a wholly-owned subsidiary of the Company)

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

(b) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,767,081 and $487,755 for the nine months ended September 30, 2009 and 2008, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

	September 30,	December 31,	September 30,
	2009	2008	2008
Period end RMB : USD exchange rate	6.8376	6.8542	6.8551
Average quarterly RMB : USD exchange rate	6.8411	7.0842	7.0846

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

Restricted cash on September 30, 2009 and December 31, 2008 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
		Active Markets	Significant Other	Significant
	Carrying value	for Identical	Observable	Unobservable
	as of September	Assets	Inputs	Inputs
	30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$881,485	$881,485	-	-
Restricted cash	$7,897,508	$7,897,508	-	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

(h) Stock Based Compensation

The Company stock based compensation is recorded in accordance with ASC 718.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders, directors and senior management of the Company. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the nine months ended September 30, 2009 is $840,468. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative.” ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized.” Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended September 30, 2009 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	September 30, 2009	December 31, 2008
Company A	84%	71%	81%	78%
Company B	11%	9%	18%	13%
Company C	3%	-	-	-
Company D	1%	2%	-	-
Company E	1%	-	-	-

(b) Suppliers

The Company’s major suppliers for the nine months ended September 30, 2009 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	September 30, 2009	December 31, 2008
Company F	79%	60%	47%	21%
Company G	3%	-	-	1%
Company H	1%	-	1%	3%
Company I	1%	-	-	-
Company J	1%	-	1%	2%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 9 – INCOME PER SHARE

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the stock options were exercised and if the additional common shares were dilutive. For the nine months ended September 30, 2009, Company’s net income is $219,625, and for this period, and the Company’s average stock price during this period was $1.22.  If all of the options were exercised, the number of shares of common stock outstanding would increase to 20,856,082.

For the three months ended September 30, 2009, the Company’s net income was $576,150, and for this period, the Company’s average stock price was $1.48, if all of the options were exercised, the number of shares of common stock outstanding would increase to 21,155,595. Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2009 (Unaudited)	December 31, 2008
Raw material	$4,202,854	$988,426
Work-in-progress	9,629,583	1,980,413
Finished goods	775,703	238,732
	14,608,140	3,207,571
Less: reserve for slowing moving inventories	(152,269)	-
Inventories, net	14,455,871	3,207,571

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September 30, 2009 (Unaudited)	December 31, 2008
Notes receivable from unrelated companies:
Due March 31, 2009, interest at 7.2% per annum	$-	$3,928,997
Due April 29, 2009, interest at 7.2% per annum	-	729,480
Due June 30, 2009, interest at 5.31% per annum (subsequently settled on October 29, 2009)	212,681	8,147,091
Due October 9, 2009, interest at 24.0% per annum (subsequently settled on its due date)	1,462,502	-
Due February 24, 2010, interest at 5.0% per annum	1,146,507	-
Due February 24, 2010, interest at 5.0% per annum	389,708	-
Due April 29, 2010, interest at 5.31% per annum	731,251	-
Notes receivable from unrelated companies	3,942,649	12,805,568

Bank acceptance notes:
Due January 5, 2009	-	430,393
Bank acceptance notes	-	430,393
Notes receivable	$3,942,649	$13,235,961

Notes receivable are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Cost of land use rights	$9,575,316	$9,575,316
Less: Accumulated amortization	(375,530)	(206,913)
Land use rights, net	$9,199,786	$9,368,403

On June 24, 2008, the Company acquired a land use right, which expires on December 31, 2053, with a net book value of $9,114,373 in the acquisition of KSV.

As of September 30, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans was $2,869,865 and $374,454 respectively. Also see Note 14.

As of September 30, 2009 and December 31, 2008, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,329,921 and $6,463,282. Also see Notes 14 and 18.

The amortization expense for the nine months ended September, 2009 and 2008 was $168,617 and $77,123, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (three months)	$56,206
2010	224,823
2011	224,823
2012	224,823
2013	224,823
Thereafter	8,244,288
Total	$9,199,786

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
At cost:
Buildings	$11,137,220	$8,139,972
Machinery and equipment	9,251,622	9,150,387
Office equipment	113,214	107,574
Motor vehicles	166,606	166,203
Molds	9,613,802	9,590,519
	30,282,464	27,154,655
Less : Accumulated depreciation
Buildings	$(877,786)	$(664,872)
Machinery and equipment	(5,369,807)	(4,677,133)
Office equipment	(93,070)	(85,826)
Motor vehicles	(88,546)	(67,049)
Molds	(2,271,304)	(827,226)
	(8,700,513)	(6,322,106)
Plant and equipment, net	$21,581,951	$20,832,549

As of September 30, 2009 and December 31, 2008, the net book value of plant and equipment pledged as collateral for bank loans was $9,376,222 and $3,000,733, respectively. Also see Note 14. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $2,361,364 and $1,241,387, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:
	September 30, 2009 (Unaudited)	December 31, 2008
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 6.21% per annum, due March 18, 2009. Collateralized by a time deposit (repaid on its due date).	$-	$656,532

Monthly interest only payments at 6.21% per annum, due March 23, 2009. Collateralized by a time deposit (repaid on its due date).	-	656,532

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets of the Company (repaid on its due date).	-	729,480

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets of the Company (repaid on its due date).	-	729,480

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets of the Company (repaid on its due date).	-	437,688

Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets of the Company (repaid on its due date).	-	393,919

Monthly interest only payments at 6.93% per annum, due October 8, 2009, secured by the assets of the Company (repaid on September 29, 2009).	-	437,688

Monthly interest only payments at 6.93% per annum, due October 14, 2009, secured by the assets of the Company (repaid on its due date). Also see Notes 12 and 13.	555,750	554,405

Monthly interest only payments at 6.93% per annum, due October 22, 2009, secured by the assets of the Company (repaid on its due date). Also see Notes 12 and 13.	511,876	510,636

Monthly interest only payments at 2.10% per annum, due November 6, 2009, secured by the accounts receivable of the Company (repaid on its due date).	1,608,752	-

Monthly interest only payments at 5.58% per annum, due December 4, 2009, secured by the assets of the Company. Also see Notes 12 and 13.	585,001	583,584

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2009 (Unaudited)	December 31, 2008

Monthly interest only payments at 5.84% per annum, due April 6, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	731,251	-

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit. Also see Notes 12 and 13.	1,316,251	-

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	731,251	-

Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	394,875

Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	438,750	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 8.22% per annum, due January 10, 2009, guaranteed by Yongkang Tangxian Colour Metal Die-casting Company and pledged by Jingdezhen De'er Industrial Investment Co., Ltd. (repaid on its due date).	-	2,917,919

Monthly interest only payments at 8.22% per annum, due May 9, 2009, secured by the assets of the Company. Also see Notes 12 and 13 (repaid on its due date).	-	1,458,959

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd.	2,925,003	-

Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	1,462,501	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2009 (Unaudited)	December 31, 2008

Loans from Huaxia Bank

Monthly interest only payments at 6.13% per annum, due September 12, 2009, pledged by construction in progress of the Company, Jiangxi De'er Industrial Investment Co., Ltd., guaranteed by Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. (repaid on its due date)	-	2,480,231

Monthly interest only payments at 5.58% per annum, due September 21, 2010, secured by the assets of the Company, guaranteed by Mr.Hu, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	3,948,754	-

Loans from China Everbright Bank

Monthly interest only payments at 7.23% per annum, due February 5, 2009, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu (repaid on its due date).	-	4,376,878

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.	4,387,504	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.72% per annum, due April 8, 2009. Collateralized by a time deposit (repaid on its due date).	-	1,313,064

Monthly interest only payments at 6.72% per annum, due April 9, 2009. Collateralized by a time deposit (repaid on its due date).	-	1,313,064

Monthly interest only payments at 7.28% per annum, due May 21, 2009, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming (repaid on its due date).	-	2,917,918

Monthly interest only payments at 4.78% per annum, due April 28, 2010. Collateralized by a time deposit.	1,316,251	-

Monthly interest only payments at 5.10% per annum, due November 27, 2010, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,925,003	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2009 (Unaudited)	December 31, 2008

Loans from Evergrowing Bank

Monthly interest only payments at 7.62% per annum, due October 23, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd., Zhejiang Mengdeli Electric Company and Mr. Hu Xiaoming.	2,925,003	2,917,918

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 8.96% per annum, due February 18, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming. (repaid on its due date).	-	729,480

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.	731,251	-

Total	$27,495,027	$26,115,375

Interest expense for the nine month ended September 30, 2009 and 2008 was $1,241,166, and $1,654,002, respectively.

As of September 30, 2009, the aggregated amount of short term loans that are guaranteed by various third parties is $17,842,518. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	September 30, 2009 (Unaudited)	December 31, 2008
Bank acceptance notes:
Due January 18, 2009 (repaid on its due date)	$-	$1,458,959
Due January 31, 2009 (repaid on its due date)	-	875,378
Due March 17, 2009 (repaid on its due date)	-	1,458,959
Due March 17, 2009 (repaid on its due date)	-	4,376,878
Due March 18, 2009 (repaid on its due date)	-	729,480
Due March 23, 2009 (repaid on its due date)	-	1,458,959
Due June 12, 2009 (repaid on its due date)	-	1,458,959
Due June 19, 2009 (repaid on its due date)	-	437,688
Due October 9, 2009 (subsequently repaid on its due date)	658,126	-
Due October 9, 2009 (subsequently repaid on its due date)	658,126	-
Due December 15, 2009	1,462,501	-
Due March 8, 2010	1,462,501	-
Due March 24, 2010	1,462,501	-
Due March 25, 2010	1,462,501	-
Subtotal	$7,166,256	$12,255,260

Notes payable to unrelated companies:
Due March 25, 2009	$-	$825,766
Subtotal	-	825,766
Total	$7,166,256	$13,081,026

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $4,972,506 is held as collateral for the following notes payable at September 30, 2009:

Due October 9, 2009 (subsequently repaid on its due date)	$658,126
Due October 9, 2009 (subsequently repaid on its due date)	658,126
Due December 15, 2009	1,462,501
Due March 8, 2010	731,251
Due March 24, 2010	731,251
Due March 25, 2010	731,251
Total	$4,972,506

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 16 – TAXES

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

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

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2009 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the nine months ended September 30, 2009 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

Income tax expense (benefit) for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	For the Nine Months Ended September 30,
	(Unaudited)
	2009	2008
Current:
Provision for CIT	$-	$-

Deferred:
Provision for CIT	146,642	(81,042)
Income tax expense (benefit)	$146,642	$(81,042)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended September 30, 2009 and 2008 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Nine Months Ended September 30,
	(Unaudited)
	2009	2008
Computed "expected" (benefit) expense	$91,567	$1,021,581
Favorable tax rate	18,326	(1,193,315)
Permanent differences	30,118	90,692
Valuation Allowance	6,631	-
Income tax expense (benefit)	$146,642	$(81,042)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 16 – TAXES (CONTINUED)

	September 30, 2009 (Unaudited)	December 31, 2008
Current portion:
Deferred tax assets:
Expense	$43,619	$23,026
Subtotal	43,619	23,026

Deferred tax liabilities:
Sales cut-off	(62,486)	(104,783)
Other	(18,332)	(57,743)
Subtotal	(80,818)	(162,526)

Total deferred tax liabilities – current portion	(37,199)	(139,500)

Non-current portion:
Deferred tax assets:
Depreciation	419,380	561,754
Loss carried forward	62,563	55,932
Valuation allowance	(62,563)	(55,932)
Subtotal	419,380	561,754

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	122,869	265,243

Net deferred tax assets	$85,670	$125,743

(b) Tax Holiday Effect

For the nine months ended September 30, 2009 and 2008 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2009 and 2008 are as follows:

	For the Nine Months Ended September 30 (Unaudited)
	2009	2008
Tax holiday effect	$18,326	$1,193,315
Basic net income per share effect	$0.00	$0.06

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009		$
Granted	2,600,000		0.80
Exercised	-		-
Cancelled	-		-
Outstanding as of September 30, 2009	2,600,000		0.80

The following table summarizes information about stock options outstanding as of September 30, 2009:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
2,600,000	$0.80	10	2,600,000	$0.80

All the options were granted with an exercise price equal to the market price and therefore there was no intrinsic value at the grant date. The fair value per share of the 2,600,000 options issued under the agreement is $0.7934 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

(a)                On July 21, 2009, Kandi entered into a guarantee contract to serve as guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,486,252 during the period from July 21, 2009 to July 20, 2010 by Zhejiang Mengdeli Electronic Co. Ltd (“ZMEC”), a company unrelated to Kandi. Under this guarantee contract, Kandi shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2008 and those set forth from time to time in our filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

Stock Based Compensation

The Company’s stock based compensation is recorded in accordance with ASC 718.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior management of the Company. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended September 30, 2009 is $840,468.

Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
		Active Markets	Significant Other	Significant
	Carrying value	for Identical	Observable	Unobservable
	as of September	Assets	Inputs	Inputs
	30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$881,485	$881,485	-	-
Restricted cash	$7,897,508	$7,897,508	-	-

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

New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Results of Operation
Comparison of Nine Months Ended September 30, 2009 and 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Nine Months Ended September 30, 2009	% Of Revenue	For Nine Months Ended September 30, 2008	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$19,114,049	100.0%	$30,767,280	100.0%	$(11,653,231)	(37.9)%

COST OF GOODS SOLD	(14,329,404)	(75.0)%	(23,098,186)	(75.1)%	8,768,782	(38.0)%
GROSS PROFIT	4,784,645	25.0%	7,669,094	24.9%	(2,884,449)	(37.6)%
Research and development	1,767,081	9.2%	487,755	1.6%	1,279,326	262.3%
Selling and distribution expenses	263,304	1.4%	632,132	2.1%	(368,828)	(58.3)%
General and administrative expenses	1,125,954	5.9%	1,019,385	3.3%	106,569	10.5%
Stock based compensation expense	840,468	4.4%	-	0.0%	840,468	100%
INCOME FROM OPERATIONS	787,838	4.1%	5,529,822	18.0%	(4,741,984)	(85.8)%
Interest expense, net	(860,872)	(4.5)%	(1,540,631)	(5.0)%	679,759	(44.1)%
Government grants	127,317	0.7%	57,533	0.2%	69,784	121.3%
Other income, net	311,984	1.6%	39,599	0.1%	272,385	687.9%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	366,267	1.9%	4,086,323	13.3%	(3,720,055)	(91.0)%
INCOME TAX (EXPENSE) BENEFIT	(146,642)	(0.8)%	81,042	0.3%	(227,684)	(280.9)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	219,625	1.1%	4,167,365	13.5%	(3,947,740)	(94.7)%

DISCONTINUED OPERATION
Loss from discontinued operation	-	-	(33,396)	(0.1)%	33,396	(100)%
Gain from disposition of discontinued operation	-	-	361,096	1.2%	(361,096)	(100)%
NET GAIN FROM DISCONTINUED OPERATION	-	-	327,700	1.1%	(327,700)	(100)%
NET INCOME	219,625	1.1%	4,495,065	14.6%	(4,275,440)	(95.1)%

(a) Revenue

For the nine months ended September 30, 2009, our revenue decreased by 37.9% from $30,767,280 to $19,114,049 as compared to the nine months ended September 30, 2008. The global economic crisis continuing from 2008 negatively affected sales of all of our vehicles, particularly our recreational vehicle lines.

The following table lists the number of vehicles sold, categorized by vehicle types, within the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30
	2009	2008
All-terrain Vehicles(“ATV”)	3,098	5,636
Super-mini car (“CoCo”)	1,141	1,344
Go-Kart	7,735	32,187
Mini Pick-up	-	25
Utility vehicles (“UTVs”)	2,864	1819
Three-wheeled motorcycle (“TT”)	388	1
Total	15,226	41,012

Based on a determination that China will be among the first markets to recover from the global economic crisis, we have spent much time and resources on developing products targeting the Chinese market.  In addition to the relative health of the Chinese economy, the Company expects to also benefit from the stimulus package enacted by the PRC government in November 2008.  The November stimulus package includes cash subsidies of 60,000 RMB (approximately $8,775) provided to the purchaser of each renewable energy vehicle.  We believe that our electric CoCo super-mini car will qualify for such subsidies.

(b) Cost of goods sold

Cost of goods sold during the nine months ended September 30, 2009 was $14,329,404 representing a 38% decrease from $23,098,186 from the nine months ended September 30, 2008, which corresponded with the decrease in sales. Cost of goods sold was 75% of the total revenue for the nine-month period, remaining unchanged from the comparable period of 2008.

(c) Gross profit

Gross profit for the first half of 2009 is consistent with the decrease in revenue, falling 37.6% from $7,669,094 to $4,784,645 from the same period in 2008.

(d) Selling and distribution expenses

Selling and distribution expenses were $263,304 for the nine months ended September 30, 2009, as compared to $632,132 from the same period in 2008, representing a 58.4% decrease.  The significant drop in these expenses was the result of decreased shipping expenses as the Company shipped fewer vehicles overseas, partly due to decreased sales and partly due to the Company's change from direct exports to shipping through an export agent who will bear the shipping expenses.

(e) General and administrative expenses

General and administrative expenses were $1,125,954 for the nine months ended September 30, 2009, as compared to $1,019,385 for the same period in 2008, representing a 10.5% increase.  The increase was primarily due to increased expenses in reserves made for slow moving inventories, and the higher depreciation expense caused by more fixed assets purchased since October of 2008. However, simultaneously, the allowance for doubtful accounts for the nine months ended September 30, 2009 has decreased compared to the corresponding period of the prior year.

(f) Research and development

Research and development expenses were $1,767,081 for the nine months ended September 30, 2009, as compared to $487,755 from the same period in 2008, representing a 262.3% increase.  The increase was due to additional research and development efforts associated with the electric-powered CoCo and a new diesel powered farmer pick up truck, which included additional studies done to market these vehicles in the PRC.

(g) Stock-based compensation expense

In February 2009, the Company issued options to purchase a total of 2,600,000 shares of common stock to 10 executives and managerial level employees. The fair value of the stock option on the grant date was $2,062,964.  The Company amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2011. During the nine months ended September 30, 2009, the compensation expense was $840,468, accounting for 4.4% of the total revenue of the reporting period.

(h) Government grants

Government grants totaled $127,317 for the nine months ended September 30, 2009, representing a 121.3% increase over the same period in 2008, primarily due to the PRC government’s grant of subsidies research related to electric-powered vehicles.  The government grants consist of $37,779 in subsidies for patent applications and other intellectual property expenses, $71,611 in subsidies for technological innovation, $1,462 in subsidies for IT development, and $16,465 in export subsidies.  Our electric-powered vehicles were launched in October 2008 and will become our focus product in 2009.

(i) Net interest expense

Net interest expense was $860,872 for the nine months ended September 30, 2009, as compared to $1,540,631 for the same period last year, a decrease of 44.1%. This decrease is mainly the result of the decrease in interest expense of $412,836 paid for short term bank loans due to the lower interest rate.

(j) Other income

Net other income for the nine months ended September 30, 2009 was $311,984, an increase of 687.9% from $39,599 of the same period of last year. This is mainly due to the damage award amount of $216,034 the Company received from the lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District. The Company has prevailed in the final ruling of court, and therefore recorded a gain in the second quarter of 2009.

(k) Net (loss) income

The operating performance of the Company for the nine months ended September 30, 2009 resulted in a net profit of $219,625 as compared to a net profit of $4,495,065 for the same period last year, primarily due to a decrease in sales and the increase in research and development expense.  The net profit also includes the compensation cost of $840,468 incurred during the first nine months of 2009 for the issuance of options to purchase 2,600,000 shares of common stock to Company employees and directors as well as the write down of $152,269 for slow moving inventory.

Comparison of Three Months Ended September 30, 2009 and 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended September 30, 2009	% Of Revenue	For Three Months Ended September 30, 2008	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$9,626,593	100.0%	$9,261,033	100.0%	$365,560	4.0%
COST OF GOODS SOLD	(7,266,052)	(75.5)%	(6,966,103)	(75.2)%	(299,949)	4.3%
GROSS PROFIT	2,360,541	24.5%	2,294,930	24.8%	65,611	2.9%
Research and development	660,108	6.9%	230,023	2.5%	430,085	187.0%
Selling and distribution expenses	79,310	0.8%	229,795	2.5%	(150,485)	(65.5)%
General and administrative expenses	195,036	2.0%	324,672	3.5%	(129,636)	(39.9)%
Stock based compensation expense	315,176	3.3%	-	0.0%	315,176	100%
INCOME FROM OPERATIONS	1,110,911	11.5%	1,510,440	16.3%	(399,529)	(26.5)%
Interest expense, net	(442,315)	(4.6)%	(547,511)	(5.9)%	105,196	(19.2)%
Government grants	3,312	0%	17,484	0.2%	(14,172)	(81.1)%
Other income, net	9,800	0.1%	26,551	0.3%	(16,751)	(63.1)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	681,708	7.0%	1,006,964	10.9%	(325,256)	(32.3)%
INCOME TAX (EXPENSE) BENEFIT	(105,558)	(1.1)%	7,581	0.1%	(113,139)	(1492.4)%

INCOME FROM CONTINUING OPERATIONS	576,150	6.0%	1,014,545	11.0%	(438,395)	(43.2)%

DISCONTINUED OPERATION
NET GAIN FROM DISCONTINUED OPERATION	-	-	-	-	-	-
NET (LOSS) INCOME	576,150	6.0%	1,014,545	11.0%	(438,395)	(43.2)%

(a) Revenue

For the three months ended September 30, 2009, our revenue increased by 4% from $9,261,033 to $9,626,593 as compared to the three months ended September 30, 2008. The global economic crisis started from 2008 has eased, and the global economy, especially the Chinese economy, has begun to show signs of recovery.  The Company has adjusted its focus to the domestic Chinese market in 2009.  Compared to the $5,481,551 revenue of second quarter of this year, the increase of $4,415,042 to $9,626,593 in the three months ended September, 2009 is particularly significant.

(b) Cost of goods sold

Cost of goods sold during the three months ended September 30, 2009 was $7,266,052, representing a 4.3% increase from the three months ended September 30, 2008, which corresponds to the increase in sales.

(c) Selling and distribution expenses

Selling and distribution expenses were $79,310 for the three months ended September 30, 2009, as compared to $229,795 from the same period in 2008, representing a 65.5% decrease.  The significant drop in these expenses was the result of decreased shipping expenses as the Company shifted its focus to the domestic Chinese market and shipped fewer vehicles overseas.

(d) General and administrative expenses

General and administrative expenses were $195,036 for the three months ended September 30, 2009, as compared to $324,672 for the same period in 2008, representing a 40% decrease.  The decrease reflects the Company’s continuing effort on cost saving in this challenging climate.

(e) Research and development

Research and development expenses were $660,108 for the three months ended September 30, 2009, as compared to $230,023 from the same period in 2008, representing a 187% increase.  The increase was due to additional research and development efforts associated with the products targeting the Chinese market.

(f) Net interest expense

Net interest expense was $442,315 for the three months ended September 30, 2009, as compared to $547,511 for the same period last year, a decrease of 19%. This decrease is mainly the result of the decrease of interest expense for short term bank loans, and the decrease of interest expense that banks charge for payment of bank notes prior to maturation.

(g) Net (loss) income

The operating performance of the Company for the three months ended September 30, 2009 resulted in a net profit of $576,150 as compared to $1,014,545 for the same period last year. The drop was primarily due to the compensation cost of $315,176 for stock options, and higher research and development expenses.

Financial Condition

Working Capital

The Company also had a working capital deficit of $13,859,809 at September 30, 2009, which was a increase from a working capital deficit of $10,070,184 as of September 30, 2008, which was principally due to the Company using its own cash and the cash borrowed from bank loans to support the new plant construction to prepare for the launch of new products targeting the Chinese market.

As of September 30, 2009, the Company has credit lines from commercial banks for $37,001,287, of which $27,495,027 was used at September 30, 2009.

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

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates.  The following table lists all such loans obtained by the Company within the past two years and the nine months of this year:

	2007			2008			2009 (By September 30)
Bank	Loan amount	Release date	Due date	Loan amount	Release date	Due date	Loan amount	Release date	Due date
Commercial Bank	20,000	01/19/07	01/10/08	20,000	01/16/08	01/10/09	20,000	01/19/09	01/05/10
-Jiangnan Branch	10,000	05/14/07	05/10/08	10,000	05/09/08	05/09/09	10,000	05/13/09	05/05/10
ICBC-	5,000	06/15/07	04/10/08	5,000	04/08/08	04/07/09	5,000	04/08/09	04/06/10
Exploration Zone Branch	5,000	06/11/07	06/05/08	5,000	06/06/08	06/04/09	5,000	06/05/09	06/03/10
	3,000	09/18/07	08/05/08	3,000	08/06/08	08/04/09	3,000	08/28/09	08/11/10
	2,700	09/18/07	08/05/08	2,700	09/03/08	09/02/09	2,700	09/03/09	08/10/10
	3,000	10/19/07	10/16/08	3,000	10/10/08	10/08/09
	3,800	10/19/07	10/16/08	3,800	10/22/08	10/14/09
	3,500	11/02/07	10/23/08	3,500	10/24/08	10/22/09
	4,000	11/30/07	11/24/08	4,000	12/10/08	12/04/09
				4,500	09/19/08	03/18/09	9,000	04/16/09	04/15/10
				4,500	09/24/08	03/23/09
							11,000	07/10/09	11/06/09
Shanghai Pudong	20,000	08/14/07	02/14/08	20,000	10/21/08	05/21/09	20,000	05/27/09	11/27/10
Development Bank				9,000	04/08/08	04/08/09	9,000	04/29/09	04/28/10
				9,000	04/09/08	04/09/09
China Everbright Bank	30,000	08/10/07	08/09/08	30,000	09/06/08	02/05/09	30,000	02/23/09	02/22/10
China Communication Bank-Jinhua Branch				5,000	02/26/08	02/18/09	5,000	02/19/09	02/15/10
HuaXia Bank	20,000	12/24/07	12/27/08	17,000	09/12/08	09/12/09	27,000	09/24/09	09/21/10
Evergrowing Bank				20,000	10/24/08	10/23/09

Note: The loan amount is in thousands of RMB

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2009 is as follows:

Capital requirements	Nine Months Ended September 30, 2009 (In thousands)
Purchase of plant and equipment	$3,060
Purchase of construction in progress	554
Issuance of notes receivable	10,012
Repayments of short-term bank loans	22,901
Repayments of notes payable	20,411
Internal cash used in operation	5,237
Total capital requirements	$62,175

Capital provided
(Increase) in cash	(739)
Decrease in restricted cash	4,680
Proceeds from short-term bank loans	24,216
Proceeds from notes payable	14,468
Repayments of notes receivable	19,330
Other financing activities	217
Total capital provided	$62,172

For further information, see the Statement of Cash Flows.

Cash Flow

Net cash flow used in operating activities was ($5,237,399) for the nine months ended September 30, 2009, as compared to net cash flow provided by operating activities of $5,010,972 in the same period in 2008. The difference is mainly attributable to the decrease of net income and increase in cash outflow spent on inventories of ($5,967,339) from ($5,265,108) for nine months ended September 30, 2008 to ($11,232,447) for the same reporting period of 2009.

Net cash flow provided by investing activities was $5,705,522 for the nine months ended September 30, 2009 as compared to net cash flow used in investing activities of ($8,002,307) for the same reporting period in 2008. This was primarily due to a net cash inflow from notes receivable of $9,318,754, as compared to a net cash outflow in notes receivable of ($4,141,155) for the same period last year.

Net cash flow provided by financing activities was $270,818 for the nine months ended September 30, 2009, as compared to net cash flow provided by financing activities of $5,631,258 for the nine months ended September 30, 2008. This is mainly because during the nine months ended September 30, 2009, the Company repaid notes payable of ($5,942,259), whereas during the same period in 2008, the Company received an inflow of cash $9,927,930 from the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kandi Technologies, Corp.

Date: November 16, 2009	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)