Form 10-K
period 2009-12-31
Kandi Technologies Corp
filed 2010-03-31
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 000-52186

KANDI TECHNOLOGIES, CORP.

(Exact name of registrant as specified in its charter)

Delaware	90-0363723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices) (Zip Code)

(86-579) 82239856

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,021,110.  Affiliates of the Company beneficially own, in the aggregate, 12,000,000 shares of the Company’s common stock.  There were 19,961,000 shares of voting common stock with a par value of $0.001 outstanding at March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: none.

TABLE OF CONTENTS

PART I

Item 1.	Business.	1-4
Item 1A.	Risk Factors.	5-13
Item 1B.	Unresolved Staff Comments.	13
Item 2.	Properties.	13
Item 3.	Legal Proceedings.	13

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14
Item 6.	Selected Financial Data.	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14-24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	24
Item 8.	Financial Statements and Supplementary Data.	24
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	25
Item 9A.	Controls and Procedures.	25
Item 9B.	Other Information.	26

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	27-28
Item 11.	Executive Compensation.	28-30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	30
Item 13.	Certain Relationships and Related Transactions and Director Independence.	30
Item 14.	Principal Accounting Fees and Services.	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	32

SIGNATURES		33

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

Stone Mountain was a public shell company prior to the closing of the Exchange Agreement. Stone Mountain was originally incorporated on March 31, 2004 in the State of Delaware, and operated as a gold exploration company exploring Nevada mineral properties before ceasing operations in May 30, 2007.

Business Overview

General

Kandi’s products include off-road vehicles (which include ATVs, UTVs, and go-karts), motorcycles and mini-cars.

	The year ended December 31
	2009		2008
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	6,194	$3,021,352	6,022	$4,981,792
Super-mini car (CoCo) (1)	2,110	8,508,451	2,125	9,140,919
Go-Kart	13,673	13,487,087	38,644	20,818,651
Mini Pick-up	1	4,365	25	45,974
Utility vehicles (UTVs)	3,509	8,478,679	2,759	4,741,704
Three-wheeled motorcycle (TT)	458	327,828	481	784,748
Total	25,945	$33,827,762	50,056	$40,513,788

(1) The Company had previously categorized the predecessor generation CoCo as a UTV in the 2008 Form 10-K, but has adjusted the categorization in this report to clarify year over year comparisons.

Off-Road Vehicles

In 2003 Kandi began mass production of go-karts. The Company is now one of the leading manufacturers of go-karts in the People’s Republic of China (PRC). Kandi produces a wide range of go-karts, from the 90cc class to the 1,000cc class in cylinder displacement. Kandi also produces four-wheeled all-terrain vehicles (ATVs) and specialized utility vehicles (UTVs), which are ATVs special-fitted for agricultural and industrial use.

For the year ended December 31, 2009, sales of ATVs dropped 61% from $4,981,793 in 2008 to $3,021,352. UTV sales also decreased from $13,026,428 to $8,478,679, representing a 65% drop. Go-kart sales decreased 65% from $20,818,650 in 2008 to $13,487,087 for 2009.  The decreases are mainly attributable to the decreased demand from the U.S market as a result of the financial crisis.

The Company had a strong fourth quarter in 2009, resulting in a 46% increase in revenues and a 73% increase in gross profits compared to the fourth quarter results of 2008, signaling a recovery in the sales of our products corresponding with the broader global economic recovery.

Mini-Car Products

Kandi began sales of its gas-powered Super-mini car, CoCo, in August 2008. The first generation  CoCo was designed for local neighborhood driving, with a 250cc single cylinder, 4-stroke water-cooled engine with a top speed of 25 mph, achieving 60 mpg. In 2009, the Company launched the battery powered all-electric CoCo. The electric CoCo is designed to achieve a top speed of 25 mph, and will have a driving range of 80 miles on a single full charge. The Company expects significant growth in the sales of the CoCo and expects to expand the product line in the near term.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the fiscal years ended December 31, 2009 and 2008:

	The Years Ended of December 31
	2009		2008
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	3,967,536	12%	7,292,482	18%
Europe	660,476	2%	-	-
China	29,199,750	86%	32,816,168	81%
Other Regions	—	—	405,138	1%
Total	33,827,762	100%	40,513,788	100%

For the year ended December 31, 2009, sales to North America dropped significantly due to the financial crisis. The Company expanded its sales to Europe, which began producing revenue in 2009. We expect continued sales growth in this region in the future.  For the year ended December 31, 2009, about 95% of sales to China are sales to Chinese export agents, who resell the Company’s products to North America, Europe, and other regions.

Sales and Distribution

Kandi’s sales are made through third-party distributors, which distribute Kandi’s products to local wholesalers and retail dealers. Worldwide, Kandi sells its products through seven main independent distributors for off-road vehicles.

Components and Parts, Raw Materials and Sources of Supply

Kandi manufactures the frames of its vehicles and assembles the vehicles in its factory in Jinhua, China.  Other components and parts, such as engines, shock absorbers, electrical equipment and tires, are purchased from numerous suppliers.  The principal raw materials used by Kandi are steel plate, aluminum, special steels, steel tubes, paints, and plastics, which are purchased from several local suppliers.  The most important raw material purchased is steel plate. There is only one supplier who accounted for more than 5% of the Company’s purchases of major components and parts and principal raw materials during the fiscal year ended December 31, 2009. Kandi does not have and does not anticipate having any difficulty in obtaining its required materials from suppliers and considers its contracts and business relations with the suppliers to be satisfactory.

Seasonality

Kandi’s motorcycle and off-road vehicle businesses have historically experienced some seasonality.  However, this seasonality has not generally been material to our financial results.

Competition

The global small vehicle markets and new energy vehicle markets are highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. As a relatively new entrant into the market, many of our competitors are more diversified and have financial and marketing resources that are substantially greater than those of Kandi.

Employees

As of December 31, 2009, Kandi had a total of 329 full time employees. None of our employees are represented by any collective bargaining agreements.

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

Kandi’s products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products, motorcycles, and mini-cars and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006 Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs and off-road vehicles. These regulations became effective in 2009 and the Company meets this standard.

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

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number (86-579)82239856.

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

Our business operations generate noise, waste water, and gaseous and other industrial wastes. We are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and President, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers.  Although this possibility is low, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

General economic conditions may negatively impact our results.

The consumption of entertainment products such as go-karts and mini-cars is dependant on continued economic growth. Although there are more and more signs of economy recovery, the uncertainty of current economic environment remains. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer qualified applicants for job openings in our facilities. Higher wages, related labor costs and other increasing cost trends may negatively impact our results.

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

Various tax reform policies have been implemented in the PRC in recent years. However, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

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

Changes in Currency Conversion Policies in China may have a material adverse effect on us.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NASDAQ Capital Market, the stock market in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

☐	variations in our operating results;

☐	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

☐	changes in operating and stock price performance of other companies in our industry;

☐	additions or departures of key personnel; and

☐	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

One stockholder owns a substantial portion of our outstanding common stock, which may enable this stockholder to influence many significant corporate actions.

Excelvantage Group Limited controls approximately 60.12% of our outstanding shares of common stock as of December 31, 2009. As a result, Excelvantage Group Limited could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although our common share’s trading volume increase significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

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

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Substantial sales of the shares of our Common Stock issuable upon conversion of our senior secured convertible notes or exercise of warrants could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

We issued $10,000,000 2-year senior secured convertible notes and warrants to purchase an aggregate of 800,000 shares of Common Stock to certain institutional investors on January 21, 2010.  Under the terms of the notes, the maximum number of shares of Common Stock issuable upon conversion is 3,636,364 shares (not including any shares of Common Stock which the Company may issue as interest payments in lieu of cash), representing approximately 13% of our outstanding Common Stock on a fully diluted basis.

If the note holders convert their notes or if they exercise the warrants and sell a substantial number of shares of our Common Stock in the future, or if investors perceive that these sales may occur, the market price of our Common Stock could decline or market demand for our Common Stock could be sharply reduced. The conversion of the notes and subsequent sale of a substantial number of shares of our Common Stock could also adversely affect demand for, and the market price of, our Common Stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

Antidilution and other provisions in the senior secured convertible notes and the warrants issued to the note holders may also adversely affect our stock price or our ability to raise additional financing.

The senior secured convertible notes and the warrants issued to the institutional holders described above contains antidilution provisions that provide for adjustment of the note conversion price and the warrant exercise price, and the number of shares issuable under the warrants, upon the occurrence of certain events. If we issue shares of our Common Stock, or securities convertible into our Common Stock, at prices below the conversion price or exercise price, as applicable, the conversion price of the notes will be reduced and the warrant exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the note and the warrant and will depend on the number of shares issued and the offering price of the subsequent issuance of securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our Common Stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Moreover, we may not realize any cash proceeds from the exercise of the warrants. A holder of the warrant may opt for a cashless exercise of all or part of the warrant under certain circumstances. In a cashless exercise, the holder of the warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, to the extent that we need to convert U.S. dollars we receive from offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for interest on our preferred shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

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

On January 21, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company offered for sale to these investors $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 800,000 shares of the Company’s common stock. The conversion of convertible notes and the exercise of these warrants will result in dilution.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

☐	grant of the right to use land;
☐	assignment of the right to use land;
☐	lease of the right to use land; and
☐	allocated land use rights

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
        None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCBB under the symbol “KNDI” on July 6, 2007. Prior to this date, no liquid market had existed for our common stock. Our common stock began trading on the NASDAQ Capital Market on March 18, 2008. The following are the high and low bid prices for our common stock for each quarter from July 6, 2007 to December 31, 2009.

	HIGH	LOW
FISCAL 2009
Fourth Quarter (through December 31, 2009)	$6.20	$1.78
Third Quarter (through September 30, 2009)	$2.47	$1.10
Second Quarter (through June 30, 2009)	$1.74	$0.78
First Quarter (through March 31, 2009)	$1.05	$0.46
FISCAL 2008
Fourth Quarter (through December 31, 2008)	$2.40	$0.72
Third Quarter (through September 30, 2008)	$4.30	$1.75
Second Quarter (through June 30, 2008)	$7.25	$4.09
First Quarter (through March 31, 2008)	$5.65	$4.28
FISCAL 2007
Fourth Quarter (through December 31, 2007)	$5.30	$3.72
Third Quarter (through September 30, 2007)	$4.25	$3.25

Holders of Common Stock

As of March 15, 2010, there were 1,817 record holders of our common stock.

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

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. There was an allowance for doubtful accounts of $7,141 in 2009, $7,123 in 2008 and $3,701 for 2007.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were $152,278 is write downs in 2009 for slow moving inventory in the year ended of December 31, 2009, and no declines in net realizable value of inventory for the years ended of December 31, 2008 and 2007.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue. Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers, and are recognized when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller’s price to the buyer is fixed or determinable; and
4.	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors. Revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2009 and 2008:

For The Years Ended
December 31, 2009 and 2008

	2009		2008		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Change in Amount	Change In %
REVENUES	$33,827,762	100.0%	$40,513,788	100.0%	$(6,686,026)	(16.5)%
COST OF GOODS SOLD	25,613,087	75.7%	30,919,868	76.3%	(5,306,781)	(17.2)%
GROSS PROFIT	8,214,675	24.3%	9,593,920	23.7%	(1,379,245)	(14.4)%
Research and Development	2,341,393	6.9%	839,989	2.1%	1,501,404	178.7%
Selling and Marketing	1,023,210	3.0%	477,413	1.2%	545,797	114.3%
General and Administration	2,573,509	7.6%	1,836,394	4.5%	737,115	40.2%
INCOME FROM OPERATIONS	2,276,563	6.8%	6,440,124	15.9%	(4,163,561)	(64.7)%
Government Grants	127,347	0.4%	64,595	0.2%	62,752	97.2%
Forfeiture of Customer Deposits and Forgiveness of Debt	-	0.0%	16,235	0.0%	(16,235)	(100.0)%
Other (Expense) Income, Net	361,745	1.1%	100,331	0.2%	261,414	260.6%
Interest Expense, Net	(1,478,276)	(4.4)%	(2,017,323)	(5.0)%	539,047	(26.7)%
INCOME BEFORE INCOME TAX	1,287,379	3.9%	4,603,962	11.3%	(3,316,583)	(72.0)%
INCOME TAX (EXPENSE) BENEFIT	(287,578)	(0.9)%	(9,605)	0.0%	(277,973)	(2894.0)%
NET INCOME FROM CONTINUING OPERATIONS	999,801	3.0%	4,594,357	11.3%	(3,594,556)	(78.2)%
INCOME FROM DISCONTINUED OPERATION	-	0.0%	327,721	0.8%	(327,721)	(100.0)%
NET INCOME	$999,801	3.0%	$4,922,078	12.1%	$(3,982,826)	(81.0)%

Revenues

Total revenues of $33,827,762 for the year ended December 31, 2009 decreased by 16.5% as compared to the same period of 2008. The global economic crisis continuing from 2008 negatively affected sales of all of our vehicles, particularly our recreational vehicle lines.

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

For the year ended December 31, 2009, sales of ATVs dropped 61% from $4,981,793 in 2008 to $3,021,352.  UTV sales also decreased from $13,026,428 to $8,478,679, representing a 65% drop.  Go-kart sales also dropped 65% from $20,818,650 in 2008 to $13,487,087 in 2009. The decreases are mainly attributable to the decreased demand from the U.S. market as a result of the financial crisis.

Kandi began sales of its gas-powered super-mini car, CoCo, in August 2008.  In 2009, the Company launched the battery powered all-electric CoCo. The Company expects significant growth in the sales of the CoCo in China and expects to expand the product line in the near term.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2009 was $25,613,087 representing a 17.2% decrease from last year, which corresponds to the decrease in sales. Cost of goods sold as a percentage of revenues was 75.7% for 2009 as compared to 76.3% for the year 2008 which reflects the Company’s continued focus on cost control and sourcing and operational efficiencies.

Gross profit

Gross profit decreased by $1,379,245, or 14.4%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease reflected lower net sales and decreased cost of goods sold across our businesses.

Selling and Marketing

Selling and marketing expenses, which include distribution expenses, increased significantly during the fiscal year ended December 31, 2009, from $447,413 to $1,023,210.  This 113.4% increase is primarily due to a one-time expense of $673,265 associated with issuing options to purchase shares of the Company's common stock to two consultants as compensation for providing business development services.  Excluding this one-time expense, selling and marketing expenses decreased by 21.8% from the fiscal year ended December 31, 2008 because of lower shipping expenses.  The Company shipped fewer vehicles overseas during 2009, partly because of a decrease in sales and partly because the Company stopped exporting vehicles directly and began using an export agent who bears shipping expenses.

General and Administrative

General and administrative expenses increased 40.2% during the fiscal year ended December 31, 2009, from $1,836,394 to $2,573,509, primarily due to the stock based compensation expense associated with issuing options to the Company’s employees.  In February 2009, the Company issued options to purchase a total of 2,600,000 shares of common stock to ten executives and managerial level employees. The fair value of the stock option on the grant date was $2,062,964.  The Company amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. During the year ended December 31, 2009, the compensation expense was $1,155,642, accounting for 3.4% of the total revenue of the reporting period. Excluding this compensation cost, general and administrative expenses decreased from $1,836,394 in 2008 to $1,417,867 in 2009, a 22.8% decrease, representing the Company’s continuous effort on cutting cost and improving operation efficiency to deal with the difficult economy environment.

Research and Development

For the year ended December 31, 2009, research and development expenses increased $1,501,404 to $2,341,393 from $839,989 for the year ended December 31, 2008. The increase is attributed to the significant research and development expenses required for the electric-powered CoCo and a new diesel powered farmer pick up truck.

Government grants

Government grants totaled $127,347 for the year ended December 31, 2009, representing a 97.2% increase over the same period in 2008, primarily due to the PRC government’s grant of subsidies for research related to electric-powered vehicles.  The government grants consist of $38,007 in subsidies for supporting companies that have competitive advantages, $71,409 in subsidies for technological innovation and patent application, $1,462 in subsidies for IT development, and $16,470 in export subsidies.  Our electric-powered vehicles were launched in October 2008 and will continue to be our focus product in 2010.

Interest Expense, Net

Net interest expense was $1,478,276 for the year ended December 31, 2009, compared to $2,017,323 for the year ended December 31, 2008, a decrease of 26.7%.  This decrease is mainly the result of the decrease in interest expense of $568,902 paid for short term bank loans due to lower interest rates.

Income Taxes

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate of Kandi is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, of which the tax rate is 12.5%. The Company had a tax expense of $287,578 for the year ended December 31, 2009 and had a tax expense of $9,605 for the year ended December 31, 2008.

Net Income

Net income for the year ended December 31, 2009 was $999,801, which was a significant decrease of 78% as compared to 2008. The decrease is primarily due to a decrease in sales and the increase in research and development expense. The net profit also includes the option related cost of $1,828,907 incurred during the year 2009 for the issuance of options to purchase 2,600,000 shares of common stock to Company employees and directors, as well as the issuance of options to purchase 350,000 shares of common stock to consultants as payment for business development services to the Company. In the year ended 2009, the Company also incurred a write down of $152,282 for slow moving inventory.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income.

	For Three Months Ended December 31, 2009	% Of Revenue	For Three Months Ended December 31, 2008	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$14,716,645	100.0%	$10,078,810	100.0%	$4,645,835	46.1%
COST OF GOODS SOLD	(11,286,010)	(76.7)%	(8,082,043)	(80.3)%	(3,203,967)	39.7%
GROSS PROFIT	3,430,635	23.3%	1,988,767	19.7%	1,441,867	72.5%
Research and development	574,183	3.9%	363,995	3.6%	210,188	57.7%
Selling and distribution expenses	760,230	5.2%	120,945	1.2%	639,285	528.6%
General and administrative expenses	606,927	4.1%	563,410	5.6%	43,517	7.7%
INCOME FROM OPERATIONS	1,489,295	10.1%	940,416	9.3%	548,879	58.4%
Interest expense, net	(617,513)	(4.2)%	(492,551)	(4.9)%	(124,962)	25.4%
Government grants	-	0%	7,295	0.1%	(7,295)	(100)%
Forgiveness of debt	-	0%	10,385	0.1%	(10,385)	(100)%
Forfeiture of customer deposits	-	0%	6,393	0.1%	(6,393)	(100)%
Other income, net	49,712	0.4%	62,763	0.6%	(13,051)	(20.8)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	921,493	6.3%	534,702	5.3%	386,791	72.3%
INCOME TAX (EXPENSE) BENEFIT	(140,973)	(1.0)%	(93,687)	(0.9)%	(47,286)	50.5%

INCOME FROM CONTINUING OPERATIONS	780,520	5.3%	441,014	4.4%	339,506	77.0%

DISCONTINUED OPERATION
NET GAIN FROM DISCONTINUED OPERATION	-	-	-	-	-	-
NET (LOSS) INCOME	780,520	5.3%	441,014	4.4%	339,506	77.0%

(a) Revenue

For the three months ended December 31, 2009, our revenue increased by 46% from $10,070,810 to $14,716,645 as compared to the three months ended December 31, 2008. The global economic crisis which significantly impacted 2008 has eased, and the global economy, especially the Chinese economy, has shown strong recovery and enhanced the Company’s sales.

(b) Cost of goods sold

Cost of goods sold during the three months ended December 31, 2009 was $11,286,010, representing a 39.6% increase from the three months ended December 31, 2008, which corresponds to the Company’s continuous effort on improving the production efficiency.

(c) Gross profit

Gross profit for the three months ended December 31, 2009 has increased $1,441,867, 72.5% from 1,988,767 of the same period of last year, primarily due to the Company’s promotion and focus on higher margin, higher price products.

(d) Selling and distribution expenses

Selling and distribution expenses were $760,230 for the three months ended December 31, 2009. The significant increase in these expenses was the result of the $673,265 expense for the options issued to consultants for their assistance in exploring the Chinese market.

(e) General and administrative expenses

General and administrative expenses were $606,927 for the three months ended December 31, 2009, as compared to $563,410 for the same period in 2008, representing a 7.7% increase.  Excluding the $315,176 share based compensation related to options issued to employees, the general and administrative expense for the three months ended December 31, 2009 decreased 65.4% from same period of last year.  This decrease reflects the Company’s continuing effort on cost cutting in this period.

(f) Research and development

Research and development expenses were $574,183 for the three months ended December 31, 2009, as compared to $363,995 from the same period in 2008, representing a 57.7% increase.  The increase was due to additional research and development efforts on new products and the quality improvements on existing products.

(g) Net interest expense

Net interest expense was $617,513 for the three months ended December 31, 2009, as compared to $492,551 for the same period last year, an increase of 25.4%. This increase was primarily due to the decreased interest income generated from note receivables during the three months ended December 31, 2009.  At December 31, 2009, the balance of the Company’s note receivables were $2,267,599, a significant decrease from $13,235,961 as of December 31, 2008.

(h) Net (loss) income

The operating performance of the Company for the three months ended December 31, 2009 resulted in a net profit of $780,520 as compared to $441,104 for the same period last year, an increase of 170%.  This increase was particularly significant considering it takes into account an expense of $988,399 related to options issued to consultants and employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash flow used in operating activities was ($8,531,606) for the year ended December 31, 2009, as compared to net cash flow provided by operating activities of $15,147,665 for the year ended December 31, 2008. The difference is mainly attributable to the decrease of net income and net cash outflow caused by increase in account receivable, inventory, prepayments, and decrease in account payable. For the year ended December 31, 2009, the change in account receivable and account payable caused a net cash outflow of ($7,141,861) and ($4,653,358) respectively, compared to a net cash inflow of $3,680,979 and $3,048,097 respectively for the same reporting period of 2008.

Net cash flow provided by investing activities was $5,864,137 for the year ended December 31, 2009 as compared to net cash flow used in investing activities of ($22,020,980) for the same reporting period in 2008. This was primarily due to a net cash inflow from notes receivable of $10,995,353, as compared to a net cash outflow in notes receivable of ($13,188,108) for the same period last year.

Net cash flow provided by financing activities was $2,057,648 for the year ended December 31, 2009, as compared to net cash flow provided by financing activities of $6,290,243 for the same period of 2008. This is mainly because during the year ended December 31, 2009, the Company repaid notes payable of ($24,654,718) and received proceeds from notes payable of $19,475,495, whereas during the same period in 2008, the Company received an inflow of cash $11,604,426 from the notes payable.

Working Capital

The Company had a working capital deficit of $12,102,868 at December 31, 2009, which was a decrease from a working capital deficit of $13,949,253 as of December 31, 2008. The working capital deficit was principally due to the Company using its own cash and the cash borrowed from bank loans to support the new plant construction to prepare for the launch of new products targeting the Chinese market.

As of December 31, 2009, the Company has credit lines from commercial banks for $37,003,452, of which $26,326,566 was used at December 31, 2009.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future. On January 21, 2010, the Company issued a total of $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock, for the use of working capital.

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. We believe that short term bank loans will be available on normal trade terms if needed.

Off-balance Sheet Arrangements

As of December 31, 2009, the aggregated amount of short-term bank loans that are guaranteed by third parties was $5,850,348, of which $2,925,174 is guaranteed by Zhejiang Mengdeli Electric Company whose bank loans of $2,486,397 are also guaranteed by the Company.

On July 21, 2009, Kandi entered into a guarantee contract to serve as guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,486,397 during the period from July 21, 2009 to July 20, 2010 by Zhejiang Mengdeli Electronic Co. Ltd (“ZMEC”), a company unrelated to Kandi. Under this guarantee contract, Kandi shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

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

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES	F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGES	F-5-6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F-8-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F-10-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:	The board of directors and stockholders of
Kandi Technologies, Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies, Corp. and subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of income, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies, Corp. as of December 31, 2009 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 31, 2010	Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Kandi Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Kandi Technologies Corp. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Corp. and subsidiaries as of December 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
March 6, 2009

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$218,207	$141,380
Restricted cash	5,704,984	12,550,685
Accounts receivable, net of allowance for doubtful accounts of $0 and $7,123 as of December 31, 2009 and 2008, respectively	14,879,968	7,715,081
Inventories, net of reserve for slow moving inventories of $152,278 and $0 as of December 31, 2009 and 2008, respectively	5,382,760	3,207,571
Notes receivable	2,267,599	13,235,961
Other receivables	321,336	289,315
Prepayments and prepaid expenses	30,083	60,017
Due from employees	28,228	19,805
Advances to suppliers	1,164,672	-
Total Current Assets	29,997,837	37,219,815

LONG-TERM ASSETS
Plant and equipment, net	23,146,833	20,832,549
Land use rights, net	10,719,528	9,368,403
Construction in progress	-	1,913,456
Deferred taxes	207,747	265,243
Total Long-Term Assets	34,074,108	32,379,651

TOTAL ASSETS	$64,071,945	$69,599,466

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2009	2008
CURRENT LIABILITIES
Accounts payable	$4,738,543	$9,371,105
Other payables and accrued expenses	1,871,020	1,151,245
Short-term bank loans	26,326,566	26,115,375
Customer deposits	39,371	676,548
Notes payable	7,931,540	13,081,026
Income tax payable	201,564	-
Due to employees	88,306	10,502
Due to related party	841,251	623,767
Deferred taxes	62,544	139,500
Total Current Liabilities	42,100,705	51,169,068

LONG-TERM LIABILITIES
Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	42,100,705	51,169,068

CONMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,961,000 and 19,961,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	19,961	19,961
Additional paid-in capital	8,967,012	7,138,105
Retained earnings (the restricted portion is $890,912 and $534,040 at December 31, 2009 and December 31, 2008, respectively)	11,046,999	10,047,198
Accumulated other comprehensive income	1,937,268	1,225,134
TOTAL STOCKHOLDERS’ EQUITY	21,971,240	18,430,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,071,945	$69,599,466

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES, NET	$33,827,762	$40,513,788

COST OF GOODS SOLD	25,613,087	30,919,868

GROSS PROFIT	8,214,675	9,593,920
Research and development	2,341,393	839,989
Selling and marketing	1,023,210	477,413
General and administrative	2,573,509	1,836,394
INCOME FROM CONTINUING OPERATIONS	2,276,563	6,440,124
Interest expense	(1,811,930)	(2,334,097)
Interest income	333,654	316,774
Government grants	127,347	64,595
Forfeiture of customer deposits	-	6,186
Forgiveness of debt	-	10,049
Other, net	361,745	100,331
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,287,379	4,603,962

INCOME TAX EXPENSE	(287,578)	(9,605)

INCOME FROM CONTINUING OPERATIONS	999,801	4,594,357

DISCONTINUED OPERATION

Loss from discontinued operation	-	(33,398)
Gain from disposition of discontinued operation	-	361,119

NET GAIN FROM DISCONTINUED OPERATION	-	327,721

NET INCOME	999,801	4,922,078

OTHER COMPREHENSIVE INCOME

Foreign currency translation	712,134	466,779

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
COMPREHENSIVE INCOME	$1,711,935	$5,388,857
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	19,961,000	19,961,000
DILUTED	21,478,717	19,961,000

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC	$0.05	$$0.23
DILUTED	$0.05	$0.23

INCOME PER SHARE FROM NET GAIN FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$-	$0.02
NET INCOME PER SHARE, BASIC	$0.05	$0.25

NET INCOME PER SHARE, DILUTED	$0.05	$0.25

See notes to consolidated financial statements

 KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
BALANCE AT DECEMBER 31, 2007	19,961,000	$19,961	$7,138,105	$5,125,120	$758,355	$13,041,541

Foreign currency translation gain	-	-	-	-	466,779	466,779
Net income	-	-	-	4,922,078	-	4,922,078
BALANCE AT DECEMBER 31, 2008	19,961,000	$19,961	$7,138,105	$10,047,198	$1,225,134	$18,430,398

Stock option issuance	-	-	1,828,907	-	-	1,828,907
Foreign currency translation gain	-	-	-	-	712,134	712,134
Net income	-	-	-	999,801	-	999,801
BALANCE AT DECEMBER 31, 2009	19,961,000	$19,961	$8,967,012	$11,046,999	$1,937,268	$21,971,240

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$999,801	$4,922,078
Net gain from discontinued operation	-	(327,721)
Income from continuing operations	999,801	4,594,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,436,004	1,976,369
Provision for doubtful accounts	-	5,308
Deferred taxes	(19,460)	9,605
Forgiveness of debt	-	(10,049)
Forfeiture of customer deposits	-	(6,186)
Option issue cost	1,828,907	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(7,141,861)	3,680,979
Inventories	(2,166,048)	85,959
Other receivables	(31,284)	127,137
Due from employees	69,367	320
Prepayments and prepaid expenses	(1,133,979)	(42,243)

Increase (Decrease) In:
Accounts payable	(4,653,358)	3,048,097
Other payables and accrued liabilities	717,365	772,570
Customer deposits	(638,515)	199,412
Income tax payable	201,455	-
Net cash (used in) provided by operating activities from continuing operations	(8,531,606)	14,441,635
Net cash provided by operating activities from discontinued operation	-	706,030
Net cash (used in) provided by operating activities	(8,531,606)	15,147,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(1,856,993)	(482,581)
Addition to construction in progress	(2,382,372)	(8,427,605)
Purchase of a subsidiary, net of cash acquired	-	(44,129)
Issuance of notes receivable	(10,013,921)	(19,284,461)
Proceeds from disposal of fixed assets	-	121,443
Repayments of notes receivable	21,009,274	6,096,353
Purchase of land use right	(891,851)	-
Net cash provided by (used in) investing activities from continuing operations	5,864,137	(22,020,980)
Net cash provided by investing activities from discontinued operation	-	-
Net cash provided by (used in) investing activities	5,864,137	(22,020,980)

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	6,873,207	(11,183,462)
Proceeds from short-term bank loans	32,159,605	37,099,213
Repayments of short-term bank loans	(32,013,425)	(31,853,701)
Proceeds from notes payable	19,475,495	13,063,385
Repayments of notes payable	(24,654,718)	(1,458,959)
Repayments of advances to related parties	217,484	623,767
Net cash provided by financing activities from continuing operations	2,057,648	6,290,243
Net cash used in financing activities from discontinued operation	-	-
Net cash provided by financing activities	2,057,648	6,290,243

NET DECREASE IN CASH AND CASH EQUIVALENTS	(609,821)	(583,072)
Effect of exchange rate changes on cash	686,648	(424,688)
Cash and cash equivalents at beginning of year	141,380	1,149,140
CASH AND CASH EQUIVALENTS AT END OF YEAR	$218,207	$141,380

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$105,474	-
Interest paid	$1,566,904	$2,204,006

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the years ended December 31, 2009 and 2008, $4,299,554 and $7,835,980 were transferred from construction in progress to plant and equipment, respectively.

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

NOTE 2 - LIQUIDITY

The Company’s working capital deficit is $12,102,868 as of December 31, 2009. As of December 31, 2009, the Company has credit lines from commercial banks for $37,003,452, of which $26,326,566 was used at December 31, 2009.

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

NOTE 3 - BASIS OF PRESENTATION

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Zhejiang Kandi”) (a wholly-owned subsidiary of Continental)
(iii)	Kandi Special Vehicles Co., Ltd, (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd.) (a wholly-owned subsidiary of the Company)

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

(a)  Economic and Political Risks

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of December 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$218,207	$218,207	-	-
Restricted cash	$5,704,984	$5,704,984	-	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short-term maturity.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on December 31, 2009 and 2008 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 15 and 16.

(d) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and selling expense.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2009 and 2008, the Company has an allowance for doubtful accounts of $0 and $7,123, respectively.

(f) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

(g) Plant and Equipment

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

(h) Construction in Progress

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

(i) Land Use Rights

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Accounting for the Impairment of Long-Lived Assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 350. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, there was no impairment loss.

(k) Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

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

(l) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $2,341,393 and $839,989 for the years ended December 31, 2009 and 2008, respectively.

(m) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

During 2009 and 2008, $127,347 and $64,595 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged as expenses as incurred. The retirement benefits expense for 2009 and 2008 are $87,214 and $69,990 respectively and are included in general and administrative expenses.

(o) Income Taxes

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

(p) Foreign Currency Translation

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

	December 31, 2009	December 31, 2008
Period end RMB : USD exchange rate	6.8372	6.8542
Average yearly RMB : USD exchange rate	6.8409	7.0842

(q) Comprehensive Income

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Segments

The Company operates in one business segment, development, manufacturing, and commercialization of mini cars, all-terrain vehicles, go-karts, and special automobile related products.

(s) Stock Option Cost

The Company’s stock option cost is recorded in accordance with ASC 718.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock option based expense for the year ended December 31, 2009 is $1,828,907. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the years ended December 31, 2009 and 2008 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Year Ended December 31, 2009	Year Ended December 31, 2008	December 31, 2009	December 31, 2008
Company A	89%	75%	91%	52%
Company B	8%	6%	9%	8%
Company C	1%	-	-	-
Company D	1%	1%	-	1%
Company E	1%	-	-	-
Company F	-	7%	-	1%
Company G	-	2%	-	9%

(b) Suppliers

The Company’s major suppliers for the years ended December 31, 2009 and 2008 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Year Ended December 31, 2009	Year Ended December 31, 2008	December 31, 2009	December 31, 2008
Company I	75%	79%	39%	9%
Company J	3%	-	1%	1%
Company K	1%	-	-	-
Company L	2%	1%	1%	3%
Company M	1%	2%	1%	2%
Company N	1%	2%	1%	4%
Company O	1%	4%	2%	4%
Company P	-	4%	-	4%
Company Q	1%	1%	-	3%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 – INCOME PER SHARE

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the stock options were exercised and if the additional common shares were dilutive. For the year ended December 31, 2009, Company’s net income is $939,252, and for this period, and the Company’s average stock price during this period was $1.92.  If all of the options were exercised, the number of shares of common stock outstanding would increase to 21,478,717. Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2009	December 31, 2008
Raw material	$956,378	$988,426
Work-in-progress	3,785,506	1,980,413
Finished goods	793,154	238,732
Total inventories	5,535,038	3,207,571
Less: reserve for slowing moving inventories	(152,278)	-
Inventories, net	$5,382,760	$3,207,571

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31, 2009	December 31, 2008
Notes receivable from unrelated companies:
Due March 31, 2009, interest at 7.2% per annum	$-	$3,928,997
Due April 29, 2009, interest at 7.2% per annum	-	729,480
Due June 30, 2009, interest at 5.31% per annum	-	8,147,091
Due February 24, 2010, interest at 5.0% per annum (subsequently settled on its due date)	1,146,574	-
Due February 24, 2010, interest at 5.0% per annum (subsequently settled on its due date)	389,731	-
Due April 29, 2010, interest at 5.31% per annum	731,294	-
Notes receivable from unrelated companies	2,267,599	12,805,568

Bank acceptance notes:
Due January 5, 2009	-	430,393
Bank acceptance notes	-	430,393
Notes receivable	$2,267,599	$13,235,961

Notes receivable are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2009	December 31, 2008
Cost of land use rights	$11,168,397	$9,575,316
Less: Accumulated amortization	(448,869)	(206,913)
Land use rights, net	$10,719,528	$9,368,403

On June 24, 2008, the Company acquired a land use right, which expires on December 31, 2053, with a net book value of $9,114,373 in the acquisition of KSV.

On December 8, 2009, the Company acquired a land use right, which expires on December 7, 2059, with a net book value of $891,851.

As of December 31, 2009 and 2008, the net book value of land use rights pledged as collateral for bank loans was $2,456,811 and $374,454 respectively. Also see Note 15.

As of December 31, 2009 and 2008, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,274,601 and $8,993,949. Also see Notes 15 and 19.

The amortization expense for the years ended December 31, 2009 and 2008 was $241,956 and $131,509, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010	$259,240
2011	259,240
2012	259,240
2013	259,240
2014	259,240
Thereafter	9,423,328
Total	$10,719,528

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2009	December 31, 2008
At cost:
Buildings	$12,413,935	$8,139,972
Machinery and equipment	9,252,390	9,150,387
Office equipment	114,380	107,574
Motor vehicles	166,616	166,203
Moulds	10,715,666	9,590,519
	32,662,987	27,154,655
Less : Accumulated depreciation
Buildings	$(970,725)	$(664,872)
Machinery and equipment	(5,601,424)	(4,677,133)
Office equipment	(95,295)	(85,826)
Motor vehicles	(95,697)	(67,049)
Moulds	(2,753,013)	(827,226)
	(9,516,154)	(6,322,106)
Plant and equipment, net	$23,146,833	$20,832,549

As of December 31, 2009 and 2008, the net book value of plant and equipment pledged as collateral for bank loans was $4,308,435 and $1,404,236, respectively. Also see Note 14. Depreciation expense for the years ended December 31, 2009 and 2008 was $3,194,048 and $1,844,860, respectively.

On June 24, 2008, the Company acquired plant and equipment with a fair value of $3,200,615 in the acquisition of KSV.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 14 - DUE TO/FROM RELATED PARTIES

(I)  Due To Related Party

		2009	2008
ELIL	(a)	$841,251	$623,767
Total due to related party		$841,251	$623,767

(II)  Due To Employees

		2009	2008
Current		$88,306	$10,502
Total due to employees	(b)	$88,306	$10,502

(III)  Due From Employees

		2009	2008
Current		$28,228	$19,805
Total due from employees	(c)	$28,228	$19,805

(a)	Ever Lotts Investment Limited (“ELIL”), is owned by a shareholder of the Company.

(b)	Due to employees are interest-free, unsecured and have no fixed repayment term.

(c)
Due from employees are interest-free, unsecured and have no fixed repayment term. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:
	December 31, 2009	December 31, 2008

Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 6.21% per annum, due March 18, 2009. Collateralized by a time deposit.	$-	$656,532

Monthly interest only payments at 6.21% per annum, due March 23, 2009. Collateralized by a time deposit.	-	656,532

Monthly interest only payments at 7.84% per annum, due April 7, 2009, secured by the assets of the Company.	-	729,480

Monthly interest only payments at 7.47% per annum, due June 4, 2009, secured by the assets of the Company.	-	729,480

Monthly interest only payments at 7.47% per annum, due August 4, 2009, secured by the assets of the Company.	-	437,688

Monthly interest only payments at 7.47% per annum, due September 2, 2009, secured by the assets of the Company.	-	393,919

Monthly interest only payments at 6.93% per annum, due October 8, 2009, secured by the assets of the Company.	-	437,688

Monthly interest only payments at 6.93% per annum, due October 14, 2009, secured by the assets of the Company.	-	554,405

Monthly interest only payments at 6.93% per annum, due October 22, 2009, secured by the assets of the Company.	-	510,636

Monthly interest only payments at 5.58% per annum, due December 4, 2009, secured by the assets of the Company.	-	583,584

Monthly interest only payments at 5.84% per annum, due April 6, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	731,294	-

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit. Also see Notes 12 and 13.	1,316,328	-

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	731,294	-

Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	394,899	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2009	December 31, 2008

Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	438,776	-

Monthly interest only payments at 5.31% per annum, due October 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	658,164	-

Monthly interest only payments at 5.31% per annum, due October 13, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	702,042	-

Monthly interest only payments at 5.31% per annum, due November 12, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	146,259	-

Monthly interest only payments at 5.31% per annum, due December 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	585,035	-

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 8.22% per annum, due January 10, 2009, guaranteed by Yongkang Tangxian Colour Metal Die-casting Company and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	-	2,917,919

Monthly interest only payments at 8.22% per annum, due May 9, 2009, secured by the assets of the Company.	-	1,458,959

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd. (repaid on its due date).	2,925,174	-

Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	1,462,587	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15 – SHORT-TERM BANK LOANS (CONTINUED)
	December 31, 2009	December 31, 2008

Loans from Huaxia Bank

Monthly interest only payments at 8.22% per annum, due September 12, 2009, pledged by construction in progress of the Company, Jiangxi De'er Industrial Investment Co., Ltd., guaranteed by Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	-	2,480,231
Monthly interest only payments at 5.58% per annum, due September 21, 2010, secured by the assets of the Company, guaranteed by Mr.Hu, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	3,948,985	-

Loans from China Everbright Bank

Monthly interest only payments at 7.23% per annum, due February 5, 2009, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu.	-	4,376,878

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd. (repaid on its due date).	4,387,761	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.72% per annum, due April 8, 2009. Collateralized by a time deposit.	-	1,313,064

Monthly interest only payments at 6.72% per annum, due April 9, 2009. Collateralized by a time deposit.	-	1,313,064

Monthly interest only payments at 7.28% per annum, due May 21, 2009, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	-	2,917,918

Monthly interest only payments at 4.78% per annum, due April 28, 2010. Collateralized by a time deposit.	1,316,328	-

Monthly interest only payments at 5.10% per annum, due November 27, 2010, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,925,174	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2009	December 31, 2008

Loans from Evergrowing Bank

Monthly interest only payments at 7.62% per annum, due October 23, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd., Zhejiang Mengdeli Electric Company and Mr. Hu Xiaoming.	-	2,917,918

Monthly interest only payments at 5.84% per annum, due October 27, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd., and Zhejiang Mengdeli Electric Company.	2,925,173	-

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 8.96% per annum, due February 18, 2009, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.	-	729,480

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming. (repaid on its due date)	731,293	-

Total	$26,326,566	$26,115,375

Interest expense for the years ended December 31, 2009 and 2008 was $1,571,617, and $2,140,519, respectively.

As of December 31, 2009, the aggregated amount of short-term loans that are guaranteed by various third parties is $5,850,348, among which $2,925,173 is guaranteed by Zhejiang Mengdeli Electric Co Ltd, whose bank loans of $2,486,397 are also guaranteed by the Company. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 16 – NOTES PAYABLE

Notes payable are summarized as follows:

	December 31, 2009	December 31, 2008
Bank acceptance notes:
Due January 18, 2009	$-	$1,458,959
Due January 31, 2009	-	875,378
Due March 17, 2009	-	1,458,959
Due March 17, 2009	-	4,376,878
Due March 18, 2009	-	729,480
Due March 23, 2009	-	1,458,959
Due June 12, 2009	-	1,458,959
Due June 19, 2009	-	437,688
Due March 8, 2010 (subsequently repaid on its due date)	1,462,587	-
Due March 24, 2010 (subsequently repaid on its due date)	1,462,587	-
Due April 14, 2010	1,316,328	-
Subtotal	$4,241,502	$12,255,260

Notes payable to unrelated companies:
Due March 25, 2009	$-	$825,766
Due December 1, 2010	3,690,038	-
Subtotal	3,690,038	825,766
Total	$7,931,540	$13,081,026

 All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction. Bank charges for notes payable were $7,894 and $20,384 in 2009 and 2008, respectively.

Restricted cash of $1,462,587 is held as collateral for the following notes payable at December 31, 2009:

Due March 8, 2010 (subsequently repaid on its due date)	$1,462,587
Due March 24, 2010 (subsequently repaid on its due date)	1,462,587
Total	$2,925,174

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 17 – TAXES

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

Under ASC 790, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2009, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2009 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the year ended December 31, 2009 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 17 – TAXES (CONTINUED)

Income tax expense for the years ended December 31, 2009 and 2008 is summarized as follows:

	For the Year Ended December 31,

	2009	2008
Current:
Provision for CIT	$307,078	$-

Deferred:
Provision for CIT	(19,500)	9,605
Income tax expense	$287,578	$9,605

The Company’s income tax expense differs from the “expected” tax expense for the year ended December 31, 2009 and 2008 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended December 31,

	2009	2008
Computed "expected" expense	$321,845	$1,150,990
Favorable tax rate	(307,078)	(1,389,213)
Permanent differences	197,414	191,896
Valuation Allowance	75,397	55,932
Income tax expense	$287,578	$9,605

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2009 and 2008 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 17 – TAXES (CONTINUED)

	December 31, 2009	December 31, 2008
Current portion:
Deferred tax assets:
Expense	$23,028	$23,026
Subtotal	23,028	23,026

Deferred tax liabilities:
Sales cut-off	(85,572)	(104,783)
Other	-	(57,743)
Subtotal	(85,572)	(162,526)

Total deferred tax liabilities – current portion	(62,544)	(139,500)

Non-current portion:
Deferred tax assets:
Depreciation	504,258	561,754
Loss carried forward	75,397	55,932
Valuation allowance	(75,397)	(55,932)
Subtotal	504,258	561,754

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	207,747	265,243

Net deferred tax assets	$145,203	$125,743

(b) Tax Holiday Effect

For the years ended December 31, 2009 and 2008 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2009 and 2008 are as follows:

	For the Year Ended December 31
	2009	2008
Tax holiday effect	$307,078	$1,389,213
Basic net income per share effect	$0.02	$0.07

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 18 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

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

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business  development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share.   Per the agreement, 250,000 of these options will vest and become exercisable on March 6, 2010, and 100,000 will vest and become exercisable on June 6, 2010.  The options will expire after ten years.  The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan.  No required dates of service are specified on the consulting agreement.  No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009		$
Granted	2,950,000		0.88
Exercised	-		-
Cancelled	-		-
Outstanding as of December 31, 2009	2,950,000		0.88

The following table summarizes information about stock options outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
2,600,000	$0.80	10	2,600,000	$0.80
350,000	1.50	10	350,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share, while the fair value per share of 350,000 options issued to Wang Rui and Li Qiwen is $4.25.

These share-based compensation costs were allocated to selling and marketing expenses and general and administrative expenses for $673,265 and $1,155,642 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 18 - STOCK OPTIONS AND WARRANTS (CONTINUED)

(b) Warrants

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants will vest in full and become exercisable upon the closing of an initial round of financing, as contemplated in the Consulting Agreement.

Because the warrant vests only at the date on which an initial round of financing is closed, the Company will consider the services received only upon such date.  Prior to the closing of such financing, the warrants and any related expense will not be recognized. Because the initial round of financing closed on January 21, 2010, the warrants have no accounting impact in 2009.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

On July 21, 2009, the Company entered into a guarantee contract to serve as guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,486,397 during the period from July 21, 2009 to July 20, 2010 by Zhejiang Mengdeli Electronic Co. Ltd (“ZMEC”), a company unrelated to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract. Also see Note 12 and Note 15.

NOTE 20 - DISCONTINUED OPERATION

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 21 - GEOGRAPHICAL SALES

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the fiscal years ended December 31, 2009 and 2008:

	The Years Ended of December 31
	2009		2008
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	3,967,536	12%	7,292,482	18%
Europe	660,476	2%	-	-
China	29,199,750	86%	32,816,168	81%
Other Regions	—	—	405,138	1%
Total	33,827,762	100%	40,513,788	100%

NOTE 22 - SUBSEQUENT EVENT

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2010 through March 31, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Under a Securities Purchase Agreement (“SPA”) among the Company and the investors, executed on January 21, 2010, the Company issued a total of $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock, for gross proceeds of $10 million (with expenses totaling $1,137,583).  The notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of Common Stock at $6.25 per share.  As of the execution date, the notes were convertible into 1,600,000 shares of Common Stock.  The warrants, which are exercisable for a period of three years following the closing date, are initially exercisable for shares of Common Stock at an exercise price of $6.5625 per share.  Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent.  These warrants have the same terms and conditions as the warrants issued to the investors.

On March 29, 2010, Hu Xioaming, the Chief Executive Officer, President and Chairman of the Board of the Company, acquired all of the outstanding shares of ExcelVantage Group Limited pursuant to a Transfer of Equity Agreement between Mr. Hu and Tim Ho Man.  As a result, Mr. Hu became the beneficial owner of 12,000,000 shares of the Company’s Common Stock held by ExcelVantage Group Limited.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Submission of Matters to a Vote of Security Holders

Two proposals were submitted to a vote of, and approved by, the stockholders of the Company at the 2009 annual meeting of stockholders, which was held on December 18, 2009.  The first proposal was for the election of seven nominees to serve as directors until the end of their respective terms.  The second proposal was to ratify the appointment of Albert Wong & Co., P.A. as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009. Additional information about the proposals can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 6, 2009.

Of the 19,961,000 shares of stock issued and outstanding and entitled to vote at the annual meeting, 17,121,902 shares were represented in person or by proxy, which constituted approximately 85.7% of the total votes entitled to be cast at the meeting.  Each share of common stock outstanding is entitled to one vote.

Proposal 1 – Election of Directors

The voting results for the election of Directors were as follows:

	Number of	Number of
	Shares Voted for	Shares Withheld

Hu Xiaoming	16,943,468	178,434
Zhu Xiaoying	16,943,468	178,434
Hu Wangyuan	16,943,468	178,434
Fong Heung Sang	16,943,468	178,434
Zheng Mingyang	16,943,468	178,434
Yao Zhengming	16,928,468	193,434
Qian Min	16,943,468	178,434

No stockholders withheld their votes, and no other person received any votes.

Proposal 2  – Ratification of the Appointment of Albert Wong & Co., P.A. to serve as the Company’s Independent Registered Public Accountants for its year ending December 31, 2009

The voting results for the ratification of the 2009 directors were as follows:

For: 16,723,476	Against: 156,546	Abstain: 241,878

Although ratification of the Board’s appointment of the Company’s independent public accountants by stockholders is not required by our bylaws or otherwise, the Board of Directors submitted the selection of Albert Wong & Co. to our stockholders for ratification as a matter of good corporate practice. Prior to ratification of the appointment by stockholders, the Board’s Audit Committee had selected and appointed Albert Wong & Co. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2009.

Other Items.

On March 29, 2010, Hu Xioaming, the Chief Executive Officer, President and Chairman of the Board of the Company, acquired all of the outstanding shares of ExcelVantage Group Limited pursuant to a Transfer of Equity Agreement between Mr. Hu and Tim Ho Man.  As a result, Mr. Hu became the beneficial owner of 12,000,000 shares of the Company’s Common Stock held by ExcelVantage Group Limited.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date of this report, our directors and executive officers, their ages, positions with Kandi, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With Kandi	Served From
Hu Xiaoming	53	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	39	Chief Financial Officer, Director	June 2007
Zheng Mingyang	56	Director (Independent)	June 2007
Fong Heung Sang (Dexter)	49	Director (Independent)	June 2007
Hu Wangyuan	31	Vice President, Director	June 2007
Yao Zhengming	45	Director (Independent)	May 2008
Qian Min	46	Director (Independent)	May 2008

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming, age 53, has been our Chief Executive Officer, President and Chairman of the Board of Directors since March 2002.  From October 2003 to April 2005, Mr. Hu was the Project Manager (Chief Scientist) in WX Pure Electric Vehicle Development Important Project of Electro-vehicle in State 863 Plan.  Prior to that, from October 1984 to March 2003, Mr. Hu was a Factory Director in Yongkang Instrument Factory, Factory Director in Yongkang Mini Car Factory, Chairman and General Manager in Yongkang Vehicle Company, General Manager in Wan Xiang Electric Vehicle Developing Center, and General Manager in Wan Xiang Battery Company. He personally owns 3 invention patents, 5 utility model patents and over 10 appearance design patents.

Hu Wangyuan, age 31, is our Vice President and Director and has been a director and economist at Kandi since March 2002. Mr. Hu received his MBA at of Hong Kong Polytechnic University in November 2002.  Mr. Hu has 6 years of working experience in go-kart marketing, and retains close cooperative relationships with many suppliers and distributors.

Zhu Xiaoying, age 39, is our Chief Financial Officer and director.  Ms. Zhu received a bachelor’s degree in accounting from Hangzhou Electronic Engineering University and joined Kandi in September 2003 and was appointed acting CFO and director of the Company.  From January 2000 to September 2003, she worked as accounting manager for Zhejiang Yongkang Automobile Manufacture Co.

Zheng Mingyang, age 56, has been a director of Kandi since 2003.  From May 1992 to September 2003 he worked as the vice president of Yongkang Automobile Manufacture Co.

Fong Heung Sang (Dexter), age 49, has been a director of Kandi since July 2007. Mr. Fong, a U.S. CPA, served as Executive Vice President of Corporate Development of FUQI International, Inc., a leading designer of high quality precious metal jewelry in China. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Executive Officer of Pacific Systems Control Technology, Inc. (NASDAQ:PFSY), a Chinese company listed on NASDAQ. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificeNet, Inc. (NASDAQ:PACT), a customer relationship management, mobile internet, e-commerce and gaming technology based in China. From December 1998 to April 2001, he was the Group Financial Controller of Oregon Scientific, a wholly-owned subsidiary of IDT, a Hong Kong Stock Exchange-listed company. Mr. Fong also held various positions with accounting firms in the United States and Hong Kong including Deloitte and Touche, Ernst and Young, and KPMG. Mr. Fong is also currently serving as an independent director and audit committee member of a Hong Kong public company, Universal Technology Inc. Mr. Fong graduated from the Baptist University with a bachelor’s degree in history in 1982. He also has an MBA from the University of Nevada at Reno and Masters in Accounting from the University of Illinois at Urbana Champaign.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2009, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2009, except as follows:

	Number of Late Reports	Number of Transactions Not Reported Timely
Qian Min	2	2
Yao Zhengming	2	2
Fong Heung Sang	1	1
Hu Xiaoming	1	1
Zhu Xiaoying	1	1
Hu Wangyuan	1	1
Zheng Mingyang	1	1

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

Awards will be made under the Omnibus Long-Term Incentive Plan (“LTIP”), which was approved by our stockholders in December 2008.  As of December 31, 2009, 2,600,000 options have been granted under the LTIP.

Summary Compensation Table

The following table summarizes all compensation received by our current chief executive officer, President and Chief Financial Officer for the fiscal year ended December 31, 2009 and December 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hu Xiaoming, CEO and President (1)	2009	26,312	—	—	355,582	—	—	—	381,894
	2008	19,231	—	—	—	—	—	—	19,231

Zhu Xiaoying, CFO (2)	2009	17,542	—	—	231,128	—	—	—	248,670
	2008	16,939	—	—	—	—	—	—	16,939

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007

Director Compensation

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The following table lists the number of options each director granted:

Name	Options
Hu Xiaoming	800,000
Zhu Xiaoying	520,000
Hu Wangyuan	500,000
Fong Heung Sang	20,000
Zheng Mingyang	20,000
Yao Zhengming	20,000
Qian Min	20,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Excelvantage Group Limited	12,000,000	60.12%

Common Stock	Hu Xioaming (1)	12,000,000	60.12%

All officers and directors		12,000,000	60.12%

(1) As disclosed in Item 9B of this Annual Report, on March 29, 2010, Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the one (1) share of common stock he owns in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

Messrs. Dexter Fong, Zheng Mingyang, Yao Zhengming and Qian Min are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to NASDAQ rules. All of the members of members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14.   Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Albert Wong & Co., and Weinberg & Company, P.A. for years ended December 31, 2009 and 2008 respectively.

	2009	2008
Audit Fees	$85,000	$270,402
Audit Related Fees	-	$1,556
All Other Fees	$8,000	$3,250
TOTAL FEES	$93,000	$275,208

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

All services rendered by Albert Wong & Co. and Weinberg & Company, P.A. to the Company are permissible under any applicable laws and regulations.  During 2009, all services performed by Albert Wong & Co. were approved in advance by the Audit Committee in accordance with the pre-approval policy.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1 [1]	Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited.
3.1 [2]	Certificate of Incorporation.
3.2 [3]	By-laws.
10.1 [4]	Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd.
10.2 [5]	Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming.
10.3 [6]	Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying.
16.1 [7]	Letter from Gately & Associates, LLC.
21.1 [8]	List of Subsidiaries.
23.1	Consent of Albert Wong & Co.
23.2	Consent of Weinberg & Company, P.A.
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________
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

KANDI TECHNOLOGIES, CORP.

March 31, 2010	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 31, 2010
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 31, 2010
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	March 31, 2010

/s/ Qian Min	Director	March 31, 2010

/s/ Yao Zhengming	Director	March 31, 2010

/s/ Fong Heung Sang	Director	March 31, 2010

/s/ Hu Wangyuan	Director	March 31, 2010