Form 10-Q
period 2010-03-31
Kandi Technologies Corp
filed 2010-05-17
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number 001-33997

Kandi Technologies, Corp.
(Exact name of registrant as specified in charter)

Delaware	90-0363723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices)

(86 - 0579) 82239856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☑

As of May 14, 2010 the registrant had issued and outstanding 20,338,203 shares of common stock, par value $.001 per share.

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31,
	(Unaudited)	2009

CURRENT ASSETS
Cash and cash equivalents	$2,461,084	$218,207
Restricted cash	6,437,314	5,704,984
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2010 and December 31, 2009	11,651,311	14,879,968
Inventories, net of reserve for slow moving inventories of $152,303 and $152,278 as of March 31, 2010 and December 31, 2009, respectively	8,809,240	5,382,760
Notes receivable	9,483,766	2,267,599
Other receivables	278,050	321,336
Prepayments and prepaid expenses	30,088	30,083
Due from employees	38,611	28,228
Advances to suppliers	522,976	1,164,672
Total Current Assets	39,712,440	29,997,837

LONG-TERM ASSETS
Plant and equipment, net	22,434,334	23,146,833
Land use rights, net	10,660,438	10,719,528
Deferred tax asset	207,747	207,747
Total Long-Term Assets	33,302,519	34,074,108

TOTAL ASSETS	$73,014,959	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2010	December 31,
	(Unaudited)	2009
CURRENT LIABILITIES
Accounts payable	$4,670,288	$4,738,543
Other payables and accrued expenses	2,081,784	1,871,020
Short-term bank loans	27,939,907	26,326,566
Customer deposits	23,291	39,371
Notes payable	5,705,007	7,931,540
Income tax payable	60,943	201,564
Due to employees	43,894	88,306
Due to related party	841,251	841,251
Deferred tax liability	51,927	62,544
Total Current Liabilities	41,418,292	42,100,705

LONG TERM LIABILITIES
Note payable, net of discount of $8,849,457 and $0 as of March 31, 2010 and December 31, 2009, respectively	1,150,543	-
Warrant liabilities	6,747,535	-
Total Long-Term Liabilities	7,898,078	-

TOTAL LIABILITIES	49,316,370	42,100,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,994,350 and 19,961,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	19,994	19,961
Additional paid-in capital	10,878,775	8,967,012
Retained earnings (the restricted portion is $890,912 at March 31, 2010 and December 31, 2009)	10,869,104	11,046,999
Accumulated other comprehensive income	1,930,716	1,937,268
TOTAL STOCKHOLDERS’ EQUITY	23,698,589	21,971,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,014,959	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES, NET	$8,254,624	$4,005,904

COST OF GOODS SOLD	(6,404,615)	(3,025,722)

GROSS PROFIT	1,850,009	980,182
Research and development	343,407	526,201
Selling and distribution expenses	852,326	86,184
General and administrative expenses	650,812	777,932
INCOME (LOSS) INCOME FROM OPERATIONS	3,464	(410,135)

Interest expense, net	(207,926)	(309,304)
Government grants	29,842	99,053
Other income, net	47,051	56,214

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(127,569)	(564,172)

INCOME TAX EXPENSE	(50,326)	(18,727)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009

NET (LOSS)	(177,895)	(582,899)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	6,552	12,298
COMPREHENSIVE (LOSS)	(171,343)	(570,601)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	19,972,117	19,961,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	19,972,117	19,961,000

NET (LOSS) PER SHARE, BASIC	$(0.01)	$(0.03)
NET (LOSS) PER SHARE, DILUTED	(0.01)	(0.03)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(177,895)	$(582,899)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	942,537	844,728
Deferred taxes	(10,617)	18,727
Option and warrant expense	1,885,117	210,117
Inventory reserve	-	151,996
Change of derivative instrument’s fair value	(2,101,922)	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	3,231,085	701,590
Inventories	(3,425,649)	(586,108)
Other receivables and prepaid expenses	43,338	82,563
Due from employees	(54,806)	(5,736)
Prepayments and prepaid expenses	641,890	(471,406)

Increase (Decrease) In:
Accounts payable	(69,018)	(4,308,304)
Other payables and accrued liabilities	210,518	(103,813)
Customer deposits	(16,086)	(656,498)
Income tax payable	(140,655)	-
Net cash (used in) provided by operating activities	$957,837	$(4,705,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(163,970)	(23,333)
Purchase of construction in progress	-	(30,971)
Issuance of notes receivable	(8,752,445)	(5,203,029)
Repayments of notes receivable	1,536,569	11,462,957

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Net cash provided by (used in) investing activities	$(7,379,846)	$6,205,624

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(731,419)	1,740,822
Proceeds from short-term bank loans	9,654,727	9,349,071
Repayments of short-term bank loans	(8,045,605)	(9,316,263)
Proceeds from notes payable	14,388,512	9,511,583
Repayments of notes payable	(6,616,344)	(11,198,429)
Option exercise	26,680	-
Repayments of advances to related parties	-	52,315
Net cash provided by financing activities	8,676,551	139,099

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,254,542	1,639,680
Effect of exchange rate changes on cash	(11,665)	(13,366)
Cash and cash equivalents at beginning of period	218,207	141,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,461,084	$1,767,694

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$201,598	$-
Interest paid	$378,315	$425,186

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the three months ended March 31, 2010 and 2009, $0 and $57,059 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Stone Mountain Resources, Inc. (“Stone Mountain”) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp. (the “Company”).

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital deficit is $1,705,852 as of March 31, 2010.

As of March 31, 2010, the Company has credit lines from commercial banks for $37,003,452, of which $27,939,907 was used at March 31, 2010.

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

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

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
MARCH 31, 2010 (UNAUDITED)

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
MARCH 31, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,461,084	$2,461,084	-	-
Restricted cash	$6,437,314	$6,437,314	-	-
Conversion features	$4,067,925	-	$4,067,925	-
Warrants	$2,679,610	-	$2,679,610	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants and conversion features embedded in the convertible notes, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs. Also see Note 6 section (r) and (s).

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of March 31, 2010 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the three months ended March 31, 2010.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on March 31, 2010 and December 31, 2009 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At March 31, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $0.

(f) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

(g) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Moulds	5 years

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
MARCH 31, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(j) Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 350. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $343,407 and $526,201 for the three months ended March 31, 2010 and 2009, respectively.

(m) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the three months ended March 31, 2010 and 2009, $29,842 and $99,053 was received from the PRC government for the Company’s contribution to the local economy.

(n) Income Taxes

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

(o) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

	March 31, 2010	December 31, 2009	March 31, 2009
Period end RMB : USD exchange rate	6.8361	6.8372	6.8456
Average quarterly RMB : USD exchange rate	6.8360	6.8409	6.8499

(p) Comprehensive Income

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Stock Option Cost

The Company’s stock option cost is recorded in accordance with ASC 718 and ASC 505.

The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC standards requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended March 31, 2010 is $981,468. Also see Note 17.

(r) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities respectively in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrant is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of measurement.

Company determined that the equity based warrants are not considered derivatives under ASC 815, while the warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with changes in fair value recognized in earnings as interest expense.

(s) Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the convertible note is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the notes are issued, the conversion feature was recorded as a liability at its fair value, and future changes in fair value will be recognized in earnings as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of measurement.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a Level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of March 31, 2010.

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
MARCH 31, 2010 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended March 31, 2010 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	March 31, 2010	December 31, 2009
Company A	93%	64%	90%	91%
Company B	3%	35%	6%	9%
Company C	3%	-	3%	-
Company D	1%	-	1%	-
Company E	-	1%	-	-

(b) Suppliers

The Company’s major suppliers for the three months ended March 31, 2010 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	March 31, 2010	December 31, 2009
Company F	90%	84%	7%	39%
Company G	2%	2%	2%	1%
Company H	1%	1%	2%	1%
Company I	1%	-	1%	2%
Company J	1%	-	-	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 9 – (LOSS) INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the three months ended March 31, 2010, there are no potentially dilutive common shares because all the options, warrants and convertible notes were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended March 31,	2010	2009
Net (loss)	$(177,895)	$(582,899)
Weighted – average shares of common stock outstanding
Basic	19,972,117	19,961,000
Dilutive shares	-	-
Diluted	19,972,117	19,961,000
Basic (loss) per share	$(0.01)	$(0.03)
Diluted (loss) per share	$(0.01)	$(0.03)

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Raw material	$839,019	$956,378
Work-in-progress	7,459,366	3,785,506
Finished goods	663,158	793,154
	8,961,543	5,535,038
Less: reserve for slow moving inventories	(152,303)	(152,278)
Inventories, net	$8,809,240	$5,382,760

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Notes receivable from unrelated companies:
Due February 24, 2010, interest at 5.0% per annum	$-	$1,146,574
Due February 24, 2010, interest at 5.0% per annum	-	389,731
Due April 29, 2010, interest at 5.31% per annum (subsequently settled on its due date)	731,410	731,294
Due March 3, 2011, interest at 6.0% per annum	1,165,488	-
Due March 7, 2011, interest at 6.0% per annum	409,284	-
Due September 24, 2010, interest at 6.0% per annum	2,043,077	-
Due September 30, 2010, interest at 8.0% per annum	5,134,507	-
Notes receivable from unrelated companies	9,483,766	2,267,599

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$9,483,766	$2,267,599

Notes receivable are unsecured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Cost of land use rights	$11,196,541	$11,168,397
Less: Accumulated amortization	(536,103)	(448,869)
Land use rights, net	$10,660,438	$10,719,528

As of March 31, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for bank loans was $3,934,500 and $2,456,811 respectively. Also see Note 14.

As of March 31, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,725,938 and $6,274,601. Also see Notes 14 and 18.

The amortization expense for the three months ended March 31, 2010 and 2009 was $60,815 and $56,241 respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (nine months)	$182,445
2011	243,260
2012	243,260
2013	243,260
2014	243,260
Thereafter	9,504,953
Total	$10,660,438

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
At cost:
Buildings	$12,518,880	$12,413,935
Machinery and equipment	9,311,399	9,252,390
Office equipment	117,898	114,380
Motor vehicles	166,643	166,616
Moulds	10,717,390	10,715,666
	32,832,210	32,662,987
Less : Accumulated depreciation
Buildings	$(1,074,347)	$(970,725)
Machinery and equipment	(5,833,802)	(5,601,424)
Office equipment	(97,233)	(95,295)
Motor vehicles	(103,110)	(95,697)
Moulds	(3,289,384)	(2,753,013)
	(10,397,876)	(9,516,154)
Plant and equipment, net	$22,434,334	$23,146,833

As of March 31, 2010 and December 31, 2009, the net book value of plant and equipment pledged as collateral for bank loans was $6,394,737 and $4,308,435, respectively. Also see Note 14.

As of March 31, 2010, the net book value of land use rights pledged as collateral for bank loans borrowed by ZMEC, an unrelated party of the Company was $4,638,102. Also see Notes 14 and 18.

Depreciation expense for three months ended March 31, 2010 and 2009 was $881,722 and $788,487 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 5.841% per annum, due April 2, 2010, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	$1,609,105	$-

Monthly interest only payments at 5.84% per annum, due April 6, 2010, secured by the assets of the Company. Also see Notes 12 and 13 (subsequently repaid on its due date).	731,411	731,294

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit. Also see Notes 12 and 13 (subsequently repaid on its due date).	1,316,540	1,316,328

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	731,411	731,294

Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	394,962	394,899

Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	438,847	438,776

Monthly interest only payments at 5.31% per annum, due October 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	658,270	658,164

Monthly interest only payments at 5.31% per annum, due October 13, 2010, secured by the assets of the Company. Also see Notes 12 and 13	702,155	702,042

Monthly interest only payments at 5.31% per annum, due November 12, 2010, secured by the assets of the Company. Also see Notes 12 and 13	146,282	146,259

Monthly interest only payments at 5.31% per annum, due December 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13	585,129	585,035

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2010 (Unaudited)	December 31, 2009
Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd.	-	2,925,174

Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company, and guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping. Also see Notes 12 and 13.	1,462,822	1,462,587

Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Mr. Hu Xiaoming, Mr. Lu Qinjiang, Mr. Lu Qinbo, Ms. Ling Yueping and Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er industrial investment Co., Ltd.	2,925,645	-

Loans from Huaxia Bank

Monthly interest only payments at 5.58% per annum, due September 21, 2010, secured by the assets of the Company, guaranteed by Mr.Hu Xiaoming, Yongkang Kangli Metal Manufacturing Co. and Kandi Investment Group Co.	3,949,620	3,948,985

Loans from China Every-bright Bank

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Yongkang Kangli Metal Manufacturing Co.	-	4,387,761

Monthly interest only payments at 5.20% per annum, due August 4, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Company.	4,388,467	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 4.78% per annum, due April 28, 2010. Collateralized by a time deposit (Subsequently repaid on its due date).	1,316,540	1,316,328

Monthly interest only payments at 5.58% per annum, due December 8, 2010, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,925,645	2,925,174

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2010 (Unaudited)	December 31, 2009
Loans from China Every-growing Bank

Monthly interest only payments at 5.84% per annum, due October 27, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd., and Zhejiang Mengdeli Electric Company.	2,925,645	2,925,173

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.	-	731,293

Monthly interest only payments at 5.84% per annum, due February 04, 2010, guaranteed by Mr. Hu Xiaoming, Mr. Yan Guanwei and Zhejiang Shuguang industrial Co., Ltd.	731,411	-

Total	$27,939,907	$26,326,566

Interest expense for the three month ended March 31, 2010 and 2009 was $372,878, and $516,869, respectively.

As of March 31, 2010, the aggregated amount of short term loans that are guaranteed by various third parties is $19,309,255. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Bank acceptance notes:
Due March 8, 2010	$-	$1,462,587
Due March 24, 2010	-	1,462,587
Due April 14, 2010 (subsequently repaid on its due date)	1,316,541	1,316,328
Due July 6, 2010	1,462,822	-
Due September 9, 2010	1,462,822	-
Due September 23, 2010	1,462,822	-
Subtotal	$5,705,007	$4,241,502

Notes payable to unrelated companies:
Due December 1, 2010	$-	$3,690,038
Due January 20, 2012	1,150,543	-
Subtotal	1,150,543	3,690,038
Total	$6,855,550	$7,931,540

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $3,510,774 is held as collateral for the following notes payable at March 31, 2010:

Due April 14, 2010 (subsequently repaid on its due date)	$1,316,541
Due July 6, 2010	1,462,822
Due September 9, 2010	1,462,822
Due September 23, 2010	1,462,822
Subtotal	$5,705,007

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 16 – TAX

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

Under ASC 790, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2010, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2010 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended March 31, 2010 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the three months ended March 31, 2010 and 2009 is summarized as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2010	2009
Current:
Provision for CIT	$60,943	$-

Deferred:
Provision for CIT	(10,617)	18,727
Income tax expense (benefit)	$50,326	$18,727

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2010 and 2009 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2010	2009
Computed "expected" (benefit) expense	$(31,892)	$(141,043)
Favorable tax rate	(60,943)	(123,021)
Permanent differences	58,159	276,160
Valuation allowance	85,002	6,631
Income tax expense (benefit)	$50,326	$18,727

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	March 31, 2010 (Unaudited)	December 31, 2009
Current portion:
Deferred tax assets:
Expense	$-	$23,028
Subtotal	-	23,028

Deferred tax liabilities:
Sales cut-off	(51,927)	(85,572)
Other	-	-
Subtotal	(51,927)	(85,572)

Total deferred tax liabilities – current portion	(51,927)	(62,544)

Non-current portion:
Deferred tax assets:
Depreciation	504,258	504,258
Loss carried forward	160,399	75,397
Valuation allowance	(160,399)	(75,397)
Subtotal	504,258	504,258

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,511)	(296,511)
Subtotal	(296,511)	(296,511)

Total deferred tax assets – non-current portion	207,747	207,747

Net deferred tax assets	$155,820	$145,203

(b) Tax Holiday Effect

For the three months ended March 31, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended March 31 (Unaudited)
	2010	2009
Tax holiday credit	$60,943	$123,021
Basic net (loss) income per share effect	$(0.00)	$(0.01)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

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

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share.   Per the agreement, 250,000 of these options vested and became exercisable on March 6, 2010, and 100,000 will vest and become exercisable on June 6, 2010.  The options will expire after ten years.  The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan.  No required dates of service are specified on the consulting agreement.  No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2010	2,950,000	$0.88
Granted	-	-
Exercised	33,350	0.80
Cancelled	-	-
Outstanding as of March 31, 2010	2,916,650	0.88

The following table summarizes information about stock options outstanding as of March 31, 2010:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
2,566,650	$0.80	9	2,566,650	$0.80
350,000	1.50	10	350,000	1.50

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share, while the fair value per share of 350,000 options issued to Wang Rui and Li Qiwen is $4.25.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48.

Under a Securities Purchase Agreement (“SPA”) among the Company and the investors, executed on January 21, 2010, the Company issued a total of $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock, for gross proceeds of $10 million (with expenses totaling $1,137,583).  The notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of Common Stock at $6.25 per share.  As of the execution date, the notes were convertible into 1,600,000 shares of Common Stock.  The warrants, which are exercisable for a period of three years following the closing date, are initially exercisable for shares of Common Stock at an exercise price of $6.5625 per share.  Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent.  These warrants have the same terms and conditions as the warrants issued to the investors. As of March 31, 2010, the fair value of the warrants issued to investors and placement agents is $3.05, and the fair value of conversion features is $2.54 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company provided guarantee for the following third parties:

Guarantee provided to	Amount
Yongkang Kangli Metal Manufacturing Co.	$4,388,467
Zhejiang Mengdeli Electric Company	2,486,798
Zhejiang Shuguang industrial Co., Ltd.	2,925,645
Zhejiang Yiran Auto Sales Company	731,411
Zhejiang Taiping Trade Co., Ltd	3,364,491
Total	$13,896,812

NOTE 19 – SUBSEQUENT EVENTS

Pursuant to that certain Consulting Agreement dated as of September 21, 2009, the Company issued 100,000 shares of the Company's common stock to a consulting firm for financial advisory services.

Pursuant to that certain Consulting Agreement dated as of March 1, 2010, the Company issued 3,340 shares of common stock on April 27, 2010 to Kenneth Donenfeld for Investor relations service.  These shares were issued under the Company’s 2008 Omnibus Long-Term Incentive Plan which was previously approved by the Company’s stockholders.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2009 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System athttp://www.sec.gov.

Critical Accounting Policies and Estimates

Stock Option Cost

The Company’s stock option cost is recorded in accordance with ASC 718 and ASC 505.

The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC standards requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock based compensation expense for the period ended March 31, 2010 is $981,468, among which $780,902 and $200,566 was allocated to Selling expense and distribution expenses, and General and administrative expenses respectively.

Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities respectively in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrants is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of measurement.

The Company determined that the equity based warrants are not considered derivatives under ASC 815, while the warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with changes in fair value recognized in earnings as interest expense.

As of March 31, 2010, The fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.00 is $4.56, the fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.50 is $4.48, and the fair value per share of the warrants issued to investors and placement agents of convertible notes is $3.05

Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the convertible note is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the notes are issued, the conversion feature was recorded as a liability at its fair value, and future changes in fair value will be recognized in earnings as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of measurement. As of March 31, 2010, the fair value of conversion features is $2.54 per share

Fair Value of Financial Instruments

The Company measured the fair value of warrants and conversion features embedded in the convertible notes as of March 31, 2010 using the Black-Scholes-Merton model with the inputs effective at measurement date. For the three months ended March 31, 2010, the fair value of warrants issued to investors and placement agent has decreased $208,804, and the fair value of conversion features has decreased $353,835.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of March 31, 2010 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the three months ended March 31, 2010.

Debt discount

Since the objective of the services provided by the consultant was to help the Company to close a financing, the expense of warrants issued to consultants, which is measured at the date when the consultant’s services are considered to be performed using the Black-Scholes model, is included in the debt discount, together with the expense of conversion features embedded in the convertible notes and expense of warrants issued to investors and placement agents, which are measured as of the issuance date of convertible notes. The debt discount is amortized to Interest expense over the life of the notes payable using the effective interest method. As of March 31, 2010, the amount of debt discount is $8,849,457.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of March 31, 2010.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended March 31, 2010	% Of Revenue	For Three Months Ended March 31, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$8,254,624	100%	$4,005,904	100.0%	$4,248,720	106.1%
COST OF GOODS SOLD	(6,404,615)	(77.6)%	(3,025,722)	(75.5)%	(3,378,893)	111. 7%
GROSS PROFIT	1,850,009	22.4%	980,182	24.5%	869,827	88.7%
Research and development	343,407	4.2%	526,201	13.1%	(182,794)	(34.7)%
Selling and distribution expenses	852,326	10.3%	86,184	2.2%	766,142	889.0%
General and administrative expenses	650,812	7.9%	777,932	19.4%	(127,120)	(16.3)%
(LOSS) INCOME FROM OPERATIONS	3,464	0.0%	(410,135)	(10.2)%	413,599	(100.8)%
Interest expense, net	(207,926)	(2.5)%	(309,304)	(7.7)%	101,378	(32.8)%
Government grants	29,842	0.4%	99,053	2.5%	(69,211)	(69.9)%
Other income, net	47,051	0.6%	56,214	1.4%	(9,163)	(16.3)%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(127,569)	(1.5)%	(564,172)	(14.1)%	436,603	(77.4)%
INCOME TAX (EXPENSE) BENEFIT	(50,326)	(0.6)%	(18,727)	(0.5)%	(31,599)	(168.7)%

NET (LOSS) INCOME	(177,895)	(2.2)%	(582,899)	(14.6)%	405,004	(69.5)%

(a) Revenue

For the three months ended March 31, 2010, our revenue increased by 106.1% from $4,005,904 to $8,254,624 as compared to the three months ended March 31, 2009. This is primarily due to the Company’s continuing effort to develop new markets outsides North America and the recovery of global economy, which has enhanced the customer demands for the Company’s products, particularly the recreational vehicle lines.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010		2009
	Unit	Sales	Unit	Sales
ATV	1053	$1,001,153	746	$440,799
CoCo	372	1,679,458	169	440,142
GoKart	3,602	3,764,963	275	138,422
Utility vehicles (“UTVs”)	567	1,295,573	1039	2,726,769
Three wheeled motorcycle	217	513,477	198	259,772

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010		2009
	Sales	Percentage	Sales	Percentage
North America	$1,021,999	12%	$414,991	10%
China	7,128,516	86%	3,548,016	89%
Europe	104,109	2%	42,897	1%
Total	$8,254,624	100%	$4,005,904	100%

For the three months ended March 31, 2010, about 95% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2010 was $6,404,615 representing a 111.7% increase of $3,025,722 from the three months ended March 31, 2009, which corresponded with the increase in sales. Cost of goods sold was 77.6% of the total revenue for the period as compared to 75.5% of the comparable period, reflecting the increased price of raw manufacturing materials whose costs were comparatively higher than those of previous year.

(c) Gross profit

Gross profit for the first quarter of 2010 is the result of the increase in revenue, increasing 88.7% from $980,182 to $1,850,009 from the same period in 2009.

(d) Selling and distribution expenses

Selling and distribution expenses were $853,326 for the three months ended March 31, 2010, as compared to $86,184 from the same period in 2009, representing an 889% increase.  The significant increase in these expenses was the result of the expense related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market. Excluding the $780,902 option related expense, the net Selling and distribution expenses for the three months ended March 31, 2010 was 71,424, a 17.1% decrease from the same period of 2009, primarily due to the $30,027 decrease in insurance expense.

(e) General and administrative expenses

General and administrative expenses were $650,812 for the three months ended March 31, 2010, as compared to $777,932 for the same period in 2009, representing a 16.3% decrease.  For the three months ended March 31, 2010, the general and administrative expenses included $200,566 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $210,117. Excluding the effect of stock based compensation cost, the net general and administrative expenses for the three months ended March 31, 2010 was $450,246, a decrease of 20.7% from $567,815 for the same period of 2009. This decrease was primarily the result of the $151,996 inventory write down occurred in the three months ended March 31, 2009. Excluding the effects of stock based compensation cost and expense related to inventory write down, the general and administrative expenses for this reporting period increased $34,427 compared to the same period of last year, mainly due to the increase of expenses incurred by the Company’s more activities in capital markets, although the legal fees charged by attorneys for the financing that closed on January 21, 2010 was amortized to the life of convertible notes.

(f) Research and development

Research and development expenses were $343,407 for the three months ended March 31, 2010, as compared to $526,201 from the same period in 2009, representing a 34.7% decrease.  The decrease was due to a significant curtailment of research and development expenses associated with the electric-powered super-mini car (“CoCo”).

(g) Government grants

The Chinese government awarded grants to companies that exported goods the prior year. The Company had exported goods directly in 2008, but used an export agent in 2009, thus disqualifying the Company from the grant. The Company also received a one-time technology grant during the quarter ended March 31, 2009.

(h) Net interest expense

Net interest expense was $207,926 for the three months ended March 31, 2010, as compared to $309,304 for the same period last year, representing a decrease of 32.8%. For the three months ended March 31, 2010, the interests for the convertible notes was $117,742, and the interests incurred by the amortization of debt discount was $239,366, while the interests income, which was caused by the changes of fair value of warrants issued to convertible notes investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $562,639. Excluding the effects of interest expense related to convertible notes, the interest expense for this reporting period was $413,459, increased 34% from $309,304 for the same period of 2009, this was primarily due to the decrease of interest income earned from the note receivables issued to third parties, which decreased $122,208 compared to the same period of 2009.

(i) Net (loss) income

The operating performance of the Company for the three months ended March 31, 2010 reflected a net loss of $177,895, significantly improved from a net loss of $582,899 for the same period of last year, primarily due to the increase of sales and gross profit.

For the three months ended March 31, 2010, the $981,468 stock option related expense, particularly the $780,902 option cost included in the selling and distribution expenses, significantly effects the Company’s profit and caused the Company recorded a net loss in this reporting period.

Financial Condition

Working Capital

The Company had a working capital deficit of $1,705,852 at March 31, 2010, an improvement from a working capital deficit of $13,457,954 as of March 31, 2009, which was principally due to the Company’s issuance of $10,000,000 long-term convertible notes in January 2010 and using the proceeds in the Company’s working capital. In addition, for the three months ended March 31, 2010, the Company also recorded a net cash inflow from the operating activities, which also improved the Company’s working capital situation.

As of March 31, 2010, the Company had credit lines from commercial banks for $37,003,452, of which $27,939,907 was used at March 31, 2010. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and the short-term bank loan will be available on normal trade terms if needed.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2010 is as follows:

Three Months Ended March 31, 2010 (In thousands)
Capital requirements
Purchase of plant and equipment	$164
Issuance of notes receivable	8,752
Repayments of short-term bank loans	8,046
Repayments of notes payable	6,616
Increase in restricted cash	731
Increase in cash	2,243
Total capital requirements	$26,552

Capital provided
Internal cash provided by operation	958
Proceeds from short-term bank loan	9,655
Proceeds from notes payable	14,389
Repayments of notes receivable	1,537
Other financing activities	27
Total capital provided	$26,566

 For further information, see the Statement of Cash Flows.

Cash Flow

Net cash flow provided by operating activities was $957,837 for the three months ended March 31, 2010, as compared to net cash flow used in operating activities of $4,705,043 in the same period in 2009. The increase of net cash flow by operating activities was mainly due to the improvement of $405,004 in net income, the cash inflow caused by change of account receivable has increased from $701,590 to $3,231,085, and the cash outflow from account payable has decreased from $4,308,304 to $69,018.

Net cash flow used in investing activities was $7,379,846 for the three months ended March 31, 2010 as compared to net cash flow provided by investing activities of $6,205,624 for the same reporting period in 2009. For the three months ended March 31, 2010, the Company issued $8,752,445 note receivables, and collected $1,536,569 repayment of note receivables, which caused a net cash outflow $7,215,876 in note receivable. While for the same period of last year, the Company recorded a net cash inflow $6,259,928 in note receivable, due to the $11,462,957 repayment of note receivables and $5,203,029 issuance of note receivables.

Net cash flow provided by financing activities was $8,676,551 for the three months ended March 31, 2010, as compared to net cash flow provided by financing activities of $139,099 for the three months ended March 31, 2009. Cash flow provided by financing activities in this quarter was primarily due to net cash inflow from notes payable of $7,772,168.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2009. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

Kandi Technologies, Corp.
Date: May 17, 2010	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)

II-2