Form 10-Q
period 2010-06-30
Kandi Technologies Corp
filed 2010-08-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

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
Yes ☐ No ☑

As of June 30, 2010 the registrant had issued and outstanding 21,692,787 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$879,564	$218,207
Restricted cash	8,080,492	5,704,984
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2010 and December 31, 2009	12,174,776	14,879,968
Inventories, net of reserve for slow moving inventories of $152,918 and $152,278 as of June, 30, 2010 and December 31, 2009, respectively	9,596,453	5,382,760
Notes receivable	17,234,751	2,267,599
Other receivables	520,994	321,336
Prepayments and prepaid expenses	34,702	30,083
Due from employees	58,761	28,228
Advances to suppliers	534,708	1,164,672
Total Current Assets	49,115,201	29,997,837

LONG-TERM ASSETS
Plant and equipment, net	22,173,396	23,146,833
Land use rights, net	10,642,435	10,719,528
Deferred tax asset	210,021	207,747
Total Long-Term Assets	33,025,852	34,074,108

TOTAL ASSETS	$82,141,053	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June, 30, 2010 (Unaudited)	December 31, 2009
CURRENT LIABILITIES
Accounts payable	$7,920,356	$4,738,543
Other payables and accrued expenses	1,590,368	1,871,020
Short-term bank loans	27,465,265	26,326,566
Customer deposits	149,976	39,371
Notes payable	10,281,115	7,931,540
Income tax payable	125,197	201,564
Due to employees	7,010	88,306
Due to related party	841,251	841,251
Deferred tax liability	52,492	62,544
Total Current Liabilities	48,433,030	42,100,705

LONG TERM LIABILITIES
Note payable, net of discount of $6,997,517 and $0 as of June, 30, 2010 and December 31, 2009, respectively	1,177,483	-
Warrant liabilities	4,791,969	-
Total Long-Term Liabilities	5,969,452	-

TOTAL LIABILITIES	54,402,482	42,100,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,994,350 and 19,961,000 shares issued and outstanding at June, 30, 2010 and December 31, 2009, respectively	21,693	19,961
Additional paid-in capital	13,590,889	8,967,012
Retained earnings (the restricted portion is $890,912 at June, 30, 2010 and December 31, 2009)	12,057,780	11,046,999
Accumulated other comprehensive income	2,068,209	1,937,268
TOTAL STOCKHOLDERS’ EQUITY	27,738,571	21,971,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,141,053	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES, NET	$9,911,884	$5,481,551	$18,166,224	$9,487,455
COST OF GOODS SOLD	(7,559,235)	(4,037,629)	(13,963,654)	(7,063,351)

GROSS PROFIT	2,352,649	1,443,922	4,202,570	2,424,104

Research and development	400,370	580,772	743,768	1,106,973
Selling and distribution expenses	89,685	97,810	942,013	183,994
General and administrative expenses	1,147,061	678,278	1,797,872	1,456,210
INCOME (LOSS) FROM OPERATIONS	715,533	87,062	718,917	(323,073)
Interest income (expense), net	541,224	(109,253)	333,273	(418,557)
Government grants	45,950	24,951	75,789	124,005
Other income, net	10,801	245,971	57,859	302,185
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,313,508	248,731	1,185,838	(315,440)

INCOME TAX (EXPENSE) BENEFIT	(124,741)	(22,358)	(175,056)	(41,085)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,188,767	226,373	1,010,782	(356,525)

NET INCOME (LOSS)	1,188,767	226,373	1,010,782	(356,525)

See accompanying notes to condensed consolidated financial statements

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
OTHER COMPREHENSIVE INCOME
Foreign currency translation	137,493	16,121	130,941	28,419
COMPREHENSIVE INCOME (LOSS)	1,326,260	242,494	1,141,723	(328,106)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	20,866,109	19,961,000	20,424,671	19,961,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	24,677,264	21,126,517	22,004,992	19,961,000

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, BASIC	$0.06	$0.01	$0.05	$(0.02)
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, DILUTED	$0.05	$0.01	$0.05	$(0.02)

NET INCOME (LOSS) PER SHARE, BASIC	$0.06	$0.01	$0.05	$(0.02)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.05	$0.01	$0.05	$(0.02)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June, 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,010,782	$(356,525)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,935,980	1,630,498
Deferred taxes	(10,549)	41, 085
Option and warrant expense	2,055,699	525,292
Inventory reserve	-	152,109
Change of derivative instrument’s fair value	(2,205,548)	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	2,757,111	1,085,132
Inventories	(4,175,053)	(6,907,531)
Other receivables and prepaid expenses	(197,550)	(1,227,810)
Due from employees	(111,654)	(28,499)
Prepayments and prepaid expenses	627,935	(1,963,636)

Increase (Decrease) In:
Accounts payable	3,149,816	(511,665)
Other payables and accrued liabilities	(285,960)	1,109,534
Customer deposits	110,017	(654,013)
Income tax payable	(76,918)	-
Net cash (used in) provided by operating activities	$4,584,108	$(7,106,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(700,530)	(23,718)
Purchase of construction in progress	-	(2,110,952)
Issuance of notes receivable	(17,168,835)	(18,490,767)
Repayments of notes receivable	2,268,415	28,545,269
Net cash provided by (used in) investing activities	$(15,600,950)	$7,919,832

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June, 30
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(2,342,549)	$3,200,521
Proceeds from short-term bank loans	19,166,786	17,829,741
Repayments of short-term bank loans	(18,142,607)	(19,145,049)
Proceeds from notes payable	20,241,794	10,084,034
Repayments of notes payable	(7,934,394)	(13,102,078)
Option exercise	744,911	-
Repayments of advances to related parties	-	199,358
Net cash provided by financing activities	11,733,941	(933,473)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	717,099	(119,670)
Effect of exchange rate changes on cash	(55,742)	62,346
Cash and cash equivalents at beginning of period	218,207	141,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$879,564	$84,056

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$262,591	$-
Interest paid	$891,042	$808,100

SUPPLEMENTAL NON-CASH DISCLOSURE:

During the six months ended June, 30, 2010 and 2009, $0 and $57,120 were transferred from construction in progress to plant and equipment, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals.

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.  In recent years, an increased focus of the Company has been on the development of products for its domestic market in China, particularly battery powered all electric super-mini automobiles (EVs).  In November, 2009, the Company sold 30 specially designed low speed EVs to the Postal Service in Jinhua, and in July, 2010, the Company announced that it received an order from the Postal Service in Hangzhou, Zhejiang Province, for 60 all electric vehicles.

On January 4, 2010, the Company announced that it formed an alliance with major Chinese energy, IT and battery companies to help launch a new business model for the mass commercialization of EVs to be expanded on a city by city basis, addressing key concerns relating to EVs, including high purchase costs, limited driving ranges and convenience and safety matters with respect to the charging, maintenance and disposal of batteries.  Under this new business model, consumer costs will be reduced as a result of government cooperation and subsidies, and driving ranges will be extended through the establishment of a network of battery stations where batteries may be rented and exchanged utilizing Kandi technology.  Central to the new business strategy, batteries will be made available on a rental basis separate from the sale of each vehicle.  An initial goal of the Alliance is the establishment of a revolutionary comprehensive model EV city in Jinhua to be followed by other model cities in Zhejiang Province with the assistance and participation of the local and regional governments.  The core members of the alliance with the Company are China Potevio/CNOOC New Energy and Power Ltd. (a joint venture between China National Offshore Oil Corporation and China Potevio Co.) and Tianneng Power International, Ltd.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

In April, 2010, the Company announced that it anticipated that government funded subsidies for up to 50% of the purchase price of EVs would be made available to the first 3,000 purchasers of the Company’s EVs.  On April 30, 2010, China’s Ministry of Industry and Information and Technology qualified the Company’s low speed vehicle (KD5020X) for China’s energy conserving and new energy projects.   The vehicle was placed on its list of vehicles in its 10th catalogue of recommended car types which meet requirements for sales to the public.  On June 1, 2010, the Chinese Ministry of Finance (MOF) announced planned trial subsidies for China’s EV and hybrid car manufacturers of up to RMB 60,000 and RMB 50,000, respectively, as part of an effort to stimulate purchases of these vehicles to help reduce emissions and gasoline consumption.  Additionally, the announcement indicated there will be government investment and policy support for EV infrastructure, such as battery charging stations.  The announcement noted that the trial will be initiated in five Chinese cities: Shanghai, Hangzhou, Changchun, Shenzen and Hefei.  On June 21, 2010, the Company announced that another EV product, Model KD 5010XXYEV, was also approved for sale in China.

On July 16, 2010, the Company announced that construction of the first battery charging station was underway in Jinhua.  The State Grid Corporation of China, China’s largest electric power and transmission company, is funding the project and is responsible for construction, which is expected to be completed before the end of 2010.

NOTE 2 – LIQUIDITY

The Company’s working capital surplus is $682,171 as of June 30, 2010.

As of June 30, 2010, the Company had credit lines from commercial banks for $34,808,918, of which $27,465,265 was used at June 30, 2010.

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

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies Corp., and the following subsidiaries:

(i)	Continental Development Ltd. (“Continental”), a wholly-owned subsidiary of the Company;

(ii)	Zhejiang Kandi Vehicles Co. Ltd. (“Kandi”), a wholly-owned subsidiary of Continental; and

(iii)	Kandi Special Vehicles Co., Ltd. (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd. “KNE”), a wholly-owned subsidiary of the Company.

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

(b) Fair Value of Financial Instruments

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of June 30, 2010	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$879,564	$879,564	-	-
Restricted cash	$8,080,492	$8,080,492	-	-
Conversion features	$3,284,395	-	$3,284,395	-
Warrants	$1,507,574	-	$1,507,574	-

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

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, SFAS 157 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. SFAS 157 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of June 30, 2010 and determined that there are no significant assets to be tested for recoverability under SFAS 144 and as such, no fair value measurements related to non-financial assets have been made during the six months ended June 30, 2010.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on June 30, 2010 and December 31, 2009 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At June 30, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $0.

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
JUNE 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(l) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $743,768 and $1,106,973 for the six months ended June 30, 2010 and 2009, respectively.

(m) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant costs incurred when the proceeds are received or collectible.

For the six months ended June 30, 2010 and 2009, $75,789 and $124,005 was received from the PRC government for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2010	December 31, 2009	June 30, 2009
Period end RMB : USD exchange rate	6.8086	6.8372	6.8448
Average quarterly RMB : USD exchange rate	6.8347	6.8409	6.8425

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

The stock option related expense for the six months ended June 30, 2010 is $1,152,050. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (r) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

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

(s) Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, and future changes in fair value will be recognized in earnings as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of grant.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized.” Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a Level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of June 30, 2010.

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
JUNE 30, 2010 (UNAUDITED)

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

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended June 30, 2010 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Six Months Ended June, 30, 2010	Six Months Ended June, 30, 2009	June, 30, 2010	December 31, 2009
Company A	63%	77%	49%	92%
Company B	27%	-	44%	-
Company C	6%	22%	-	7%
Company D	2%	-	3%	-
Company E	2%	-	3%	-

(b) Suppliers

The Company’s major suppliers for the six months ended June 30, 2010 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Six Months Ended June, 30, 2010	Six Months Ended June, 30, 2009	June, 30, 2010	December 31, 2009
Company F	87%	76%	44%	-
Company G	2%	1%	4%	5%
Company H	1%	1%	-	-
Company I	1%	-	2%	4%
Company J	1%	1%	1%	3%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 9 – INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Six months Ended June 30,	2010	2009
Net income (loss)	$1,010,782	$(356,525)
Weighted – average shares of common stock outstanding
Basic	20,424,671	19,961,000
Dilutive shares	1,580,321	-
Diluted	22,004,992	19,961,000
Basic earning(loss) per share	$0.05	$(0.02)
Diluted earning (loss) per share	$0.05	$(0.02)

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Raw material	$1,029,636	$956,378
Work-in-progress	8,035,177	3,785,506
Finished goods	684,558	793,154
	9,749,370	5,535,038
Less: reserve for slow moving inventories	(152,918)	(152,278)
Inventories, net	$9,596,453	$5,382,760

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Notes receivable from unrelated companies:
Due February 24, 2010, interest at 5.0% per annum	$-	$1,146,574
Due February 24, 2010, interest at 5.0% per annum	-	389,731
Due April 29, 2010, interest at 5.31% per annum	-	731,294
Due September 29, 2010, interest at 6.0% per annum	3,595,339	-
Due September 30, 2010, interest at 8.0% per annum	3,245,895	-
Due December 30, 2010, interest at 8.0% per annum	8,078,019	-
Due March 3, 2011, interest at 6.0% per annum	1,170,195	-
Due March 5, 2011, interest at 6.0% per annum	410,937	-
Due April 29, 2011, interest at 5.31% per annum	734,366	-
Notes receivable from unrelated companies	17,234,751	2,267,599

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$17,234,751	$2,267,599

Notes receivable are unsecured.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Cost of land use rights	$11,241,764	$11,168,397
Less: Accumulated amortization	(599,329)	(448,869)
Land use rights, net	$10,642,435	$10,719,528

As of June 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for bank loans was $3,927,920 and $2,456,811, respectively. Also see Note 14.

As of June 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,714,515 and $6,274,601. Also see Notes 14 and 18.

The amortization expense for the six months ended June 30, 2010 and 2009 was $122,121 and $112,411, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS (CONTINUED)

Amortization expense for the next five years and thereafter is as follows:

2010 (six months)	$122,120
2011	244,241
2012	244,241
2013	244,241
2014	244,241
Thereafter	9,543,351
Total	$10,642,435

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
At cost:
Buildings	$12,695,884	$12,413,935
Machinery and equipment	9,349,008	9,252,390
Office equipment	119,153	114,380
Motor vehicles	167,316	166,616
Moulds	11,172,048	10,715,666
	33,503,409	32,662,987
Less : Accumulated depreciation
Buildings	$(1,183,783)	$(970,725)
Machinery and equipment	(6,091,331)	(5,601,424)
Office equipment	(98,724)	(95,295)
Motor vehicles	(108,615)	(95,697)
Moulds	(3,847,560)	(2,753,013)
	(11,330,013)	(9,516,154)
Plant and equipment, net	$22,173,396	$23,146,833

As of June 30, 2010 and December 31, 2009, the net book value of plant and equipment pledged as collateral for bank loans was $8,314,433 and $4,308,435, respectively. Also see Note 14.

As of June 30, 2010, the net book value of plant and equipment pledged as collateral for bank loans borrowed by ZMEC, an unrelated party of the Company was $3,197,668. Also see Notes 14 and 18.

Depreciation expense for six months ended June 30, 2010 and 2009 was $1,813,859 and $1,518,087, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Loans from ICBC-Exploration Zone Branch
Monthly interest only payments at 6.43% per annum, due April 6, 2010, secured by the assets of the Company.	$-	$731,294
Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit.	-	1,316,328
Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company.	-	731,294
Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company (repaid before its due date).	-	394,899
Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company (repaid before its due date).	-	438,776
Monthly interest only payments at 5.31% per annum, due October 11, 2010, secured by the assets of the Company (repaid before its due date).	-	658,164
Monthly interest only payments at 5.31% per annum, due October 13, 2010, secured by the assets of the Company (repaid before its due date).	-	702,042
Monthly interest only payments at 5.31% per annum, due November 12, 2010, secured by the assets of the Company (repaid before its due date).	-	146,259
Monthly interest only payments at 5.31% per annum, due December 3, 2010, secured by the assets of the Company (repaid before its due date).	-	585,035

Loans from Huaxia Bank
Monthly interest only payments at 5.58% per annum, due September 21, 2010, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Yongkang Kangli Metal Manufacturing Co. and Kandi Investment Group Co.	3,965,574	3,948,985

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2010 (Unaudited)	December 31, 2009
Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	-	2,925,174
Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company, and guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping.	-	1,462,587
Monthly interest only payments at 5.10% per annum, due October 15, 2010, secured by the assets of the Company.	1,468,731	-
Monthly interest only payments at 5.10% per annum, due December 10, 2010, secured by the assets of the Company, and guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping.	734,365	-
Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Mr. Hu Xiaoming, Mr. Lu Qinjiang, Mr. Lu Qinbo, Ms. Ling Yueping and Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	2,937,461	-

Loans from China Every-bright Bank
Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Yongkang Kangli Metal Manufacturing Co.	-	4,387,761
Monthly interest only payments at 5.20% per annum, due August 4, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Company.	4,406,193	-
Monthly interest only payments at 5.35% per annum, due October 13, 2010, secured by the assets of the Company, and guaranteed by Nanlong Group Co., Ltd., Zhejiang Mengdeli Electric Company Mr. Hu Xiaoming and Ms. Ling Yueping.	4,406,193	-
Monthly interest only payments at 4.86% per annum, due October 13, 2010, secured by the Company’s account receivables.	2,937,461	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2010 (Unaudited)	December 31, 2009
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 4.78% per annum, due April 28, 2010, collateralized by a time deposit.	-	1,316,328
Monthly interest only payments at 5.58% per annum, due December 8, 2010, pledged house of Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,937,461	2,925,174

Loans from China Every-growing Bank
Monthly interest only payments at 5.84% per annum, due October 27, 2010, guaranteed by Zhejiang Shuguang Industrial Co., Ltd., and Zhejiang Mengdeli Electric Company.	2,937,461	2,925,173
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang Industrial Co., Ltd. and Mr. Hu Xiaoming.	-	731,293
Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Mr. Hu Xiaoming, Mr. Yan Guanwei and Zhejiang Shuguang industrial Co., Ltd.	734,365	-
Total	$27,465,265	$26,326,566

Short term bank loans interest expense for the six month ended June 30, 2010 and 2009 was $749,407, and $848,450, respectively.

As of June 30, 2010, the aggregated amount of short term loans that are guaranteed by various third parties is $23,059,072. Also see Note 19.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Bank acceptance notes:
Due March 8, 2010	$-	$1,462,587
Due March 24, 2010	-	1,462,587
Due April 14, 2010	-	1,316,328
Due July 6, 2010	1,468,731	-
Due September 9, 2010	1,468,731	-
Due September 23, 2010	1,468,731
Due October 26, 2010	2,203,095
Due November 5, 2010	734,365
Due November 5, 2010	1,468,731
Due November 12, 2010	1,468,731	-
Subtotal	$10,281,115	$4,241,502

Notes payable to unrelated companies:
Due December 1, 2010	$-	$3,690,038
Due January 20, 2012	1,177,483	-
Subtotal	1,177,483	3,690,038
Total	$11,458,598	$7,931,540

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $8,078,019 is held as collateral for the following notes payable at June 30, 2010:

Due July 6, 2010	$1,468,731
Due September 9, 2010	1,468,731
Due September 23, 2010	1,468,731
Due October 26, 2010	2,203,095
Due November 5, 2010	734,365
Due November 5, 2010	1,468,731
Due November 12, 2010	1,468,731
Subtotal	$10,281,115

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2010 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the six months ended June 30, 2010 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the six months ended June 30, 2010 and 2009 is summarized as follows:

	For the Six Months Ended June 30, (Unaudited)
	2010	2009
Current:
Provision for CIT	$185,673	$-

Deferred:
Provision for CIT	(10,617)	41,085
Income tax expense (benefit)	$175,056	$41,085

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2010 and 2009 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Six Months Ended June 30, (Unaudited)
	2010	2009
Computed "expected" (benefit) expense	$221,568	$(78,860)
Favorable tax rate	(185,673)	83,196
Permanent differences	58,159	30,118
Valuation allowance	81,002	6,631
Income tax expense (benefit)	$175,056	$41,085

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	June 30, 2010 (Unaudited)	December 31, 2009
Current portion:
Deferred tax assets:
Expense	$6,710	$23,028
Subtotal	6,710	23,028

Deferred tax liabilities:
Sales cut-off	(59,202)	(85,572)
Other	-	-
Subtotal	(59,202)	(85,572)

Total deferred tax liabilities – current portion	(52,492)	(62,544)

Non-current portion:
Deferred tax assets:
Depreciation	506,600	504,258
Loss carried forward	160,399	75,397
Valuation allowance	(160,399)	(75,397)
Subtotal	506,600	504,258

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,579)	(296,511)
Subtotal	(296,579)	(296,511)

Total deferred tax assets – non-current portion	210,021	207,747

Net deferred tax assets	$157,529	$145,203

(b) Tax Holiday Effect

For the six months ended June 30, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2010 and 2009 are as follows:

	For the Six Months Ended June 30 (Unaudited)
	2010	2009
Tax holiday credit	$185,673	$(83,196)
Basic net (loss) income per share effect	$0.01	$(0.00)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share.   Per the agreement, 250,000 of these options vested and became exercisable on March 6, 2010, and 100,000 vested and became exercisable on June 6, 2010.  The options will expire after ten years.  The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan.  No required dates of service are specified on the consulting agreement.  No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2010	2,950,000	$0.88
Granted	-	-
Exercised	1,116,696	0.96
Cancelled	-	-
Outstanding as of June 30, 2009	1,833,304	0.84

The following table summarizes information about stock options outstanding as of June 30, 2010:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,733,304	$0.80	9	1,733,304	$0.80
100,000	1.50	10	100,000	1.50

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of 250,000 options issued to Wang Rui and Li Qiwen, which became exercisable on March 6, 2010, is $4.55, while the fair value per share of 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

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

Under a Securities Purchase Agreement, dated as of January 21, 2010, by and among the Company and certain investors thereto, the Company issued a total of $10 million of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock (the “Investor Warrants”), for gross proceeds of $10 million.  The Convertible Notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of Common Stock at $6.25 per share.  As of January 21, 2010, at the price of $6.25 per share, the Convertible Notes were convertible into 1,600,000 shares of Common Stock.  The Investor Warrants, which are exercisable for a period of three years following the closing date, are initially exercisable for shares of Common Stock at an exercise price of $6.5625 per share as of January 21, 2010.  Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent.  These warrants have the same terms and conditions as the Investor Warrants issued to the investors.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. As of June 30, 2010, the investors had converted $1,825,000 of the principal amount of the Convertible Notes into an aggregate of 508,507 shares of Common Stock, of which 260,000 shares were converted at the initial conversion price of $6.25, and 248,507 additional shares of Common Stock were issued at the adjusted conversion price of $3.5924.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

As of June 30, 2010, the fair value of the Investor Warrants and the warrants issued to the placement agent is $1.71 per share, and the fair value of conversion features is $1.44 per share.

NOTE 18 – STOCK AWARDS

According to that certain Consulting Agreement dated as of September 21, 2009, the Company agreed to issue the consultant 100,000 shares of Company’s Common Stock upon the achievement of certain conditions. Pursuant to the terms of the Consulting Agreement, the Company issued an aggregate of 100,000 restricted shares of Common Stock to the consultant and certain of its employees on April 14, 2010.

According to that certain consulting agreement dated as of March 1, 2010, between the Company and DGI Investor Relations, Inc., the Company agreed to compensate the consultant in payments of 2,000 shares of Company’s Common Stock per quarter for the term of the agreement in exchange for the consultant providing investor relations services. Pursuant to the terms of the agreement, the Company issued 3,340 shares of Common Stock on April 27, 2010 for services rendered from January 2010 to May 31, and 2,000 shares of Common Stock on June 1, 2010 for services rendered from June 1, 2010 to August 31, 2010.

The fair value of stock awarded is determined by the closing price of the common stock on the date of stock awarded.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company provided guarantee for the following third parties:

Guarantee provided to	Amount
Yongkang Kangli Metal Manufacturing Co.	$4,406,192
Zhejiang Mengdeli Electric Company	2,496,842
Zhejiang Shuguang industrial Co., Ltd.	2,937,461
Zhejiang Yiran Auto Sales Company	734,365
Wuyi Qilong Vehicle Co., Ltd.	1,321,858
Zhejiang Taiping Trade Co., Ltd	3,378,081
Total	$15,274,799

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

The stock based compensation expense for the six months ended June 30, 2010 is $1,152,050, among which $808,223 and $343,827 was allocated to selling expense and distribution expenses, and general and administrative expenses, respectively.

Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

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

As of June 30, 2010, the fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.00 is $4.56, the fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.50 is $4.48, and the fair value per share of the Investor Warrants and the warrants issued to placement agents of the Convertible Notes is $1.71.

Fair Value of Conversion Features

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, and future changes in fair value will be recognized in earnings as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2010, the fair value of conversion features is $1.44 per share.

Remeasurement at Fair Value of Financial Instruments & Non-Financial Assets

The Company measured the fair value of warrants and conversion features embedded in the Convertible Notes as of June 30, 2010 using the Black-Scholes-Merton model with the inputs effective at measurement date. For the six months ended June 30, 2010, the fair value of Investor Warrants and warrants issued to placement agents has decreased $1,380,840, and the fair value of conversion features has decreased $394,969. For the six months ended June 30, 2010, $742,396 of the value of the conversion features has been exercised to convert $1,825,000 principal of the Convertible Notes into the Company’s Common Stock.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. SFAS 157 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of June 30, 2010 and determined that there are no significant assets to be tested for recoverability under SFAS 144 and as such, no fair value measurements related to non-financial assets have been made during the six months ended June 30, 2010.

Debt Discount

Since the objective of the services provided by the consultant was to help the Company to close a financing, the expense of warrants issued to consultants, which is measured at the date when the consultant’s services are considered to be performed using the Black-Scholes model, is included in the debt discount, together with the expense of conversion features embedded in the Convertible Notes and expense of Investor Warrants and warrants issued to placement agents, which are measured as of the issuance date of Convertible Notes. The debt discount is amortized to interest expense over the life of the Convertible Notes payable using the effective interest method. As of June 30, 2010, the amount of debt discount is $6,997,517.

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

New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative.” ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of June 30, 2010.

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

Results of Operations

Comparison of Six Months Ended June 30, 2010 and 2009

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months Ended June 30, 2010	% Of Revenue	For Six Months Ended June 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$18,166,224	100.0%	$9,487,455	100.0%	$8,678,769	91.5%
COST OF GOODS SOLD	(13,963,654)	(76.9%)	(7,063,351)	(74.4%)	(6,900,303)	97.7%
GROSS PROFIT	4,202,570	23.1%	2,424,104	25.6%	1,778,466	73.4%
Research and development	743,768	4.1%	1,106,973	11.7%	(363,205)	(32.8%)
Selling and distribution expenses	942,013	5.1%	183,994	1.9%	758,019	412.0%
General and administrative expenses	1,797,872	9.9%	1,456,210	15.3%	341,662	23.5%
INCOME (LOSS) FROM OPERATIONS	718,917	4.0%	(323,073)	(3.4%)	1,041,990	(322.5%)
Interest income (expense), net	333,273	1.8%	(418,557)	(4.4%)	751,830	(179.6%)
Government grants	75,789	0.4%	124,005	1.3%	(48,216)	38.9%
Other income, net	57,859	0.3%	302,185	3.2%	(244,326)	(80.9%)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,185,838	6.5%	(315,440)	(3.3%)	1,501,278	(475.9%)
INCOME TAX BENEFIT (EXPENSE)	(175,056)	(0.9%)	(41,085)	(0.2%)	(133,971)	(326.1%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,010,782	5.6%	(356,525)	(3.5%)	1,367,307	(383.5%)

NET INCOME (LOSS)	1,010,782	5.6%	(356,525)	(3.5%)	1,367,307	(383.5%)

(a) Revenue

For the six months ended June 30, 2010, our revenue increased by 91.5%, from $9,487,455 to $18,166,224 as compared to the six months ended June 30, 2009. This is primarily due to the Company’s continuing efforts to develop new markets outside North America and due to the recovery of global economy, which has enhanced the customer demands for the Company’s products, particularly the recreational vehicle lines. In addition, the sales of the Company’s electric vehicle has grown significantly in 2010, which has contributed to the increase in revenue.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	2,184	$1,595,181	1,774	$1,053,633
CoCo	1,377	5,810,682	474	1,704,025
GoKart	6,387	6,906,990	2,563	2,380,224
Utility vehicles (“UTVs”)	1,052	2,301,724	1,458	3,671,762
Three-wheeled motorcycle (“TT”)	678	1,551,647	336	677,812

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
	2010		2009
	Sales	Percentage	Sales	Percentage
North America	$2,363,454	13%	$1,262,506	13%
China	15,577,145	86%	8,071,643	85%
Europe	255,625	1%	153,306	2%
Total	$18,166,224	100%	$9,487,455	100%

For the six months ended June 30, 2010, about 95% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2010 was $13,963,654, representing a 97.7% increase of $7,063,351 from the six months ended June 30, 2009, which corresponded with the increase in sales. Cost of goods sold was 76.9% of the total revenue for the period, as compared to 74.5% of the comparable period, reflecting the increased price of raw manufacturing materials whose costs were comparatively higher than those of previous year.

(c) Gross profit

Gross profit for the first half of 2010 increased 73.4%, from $2,424,104 to $4,202,570 from the same period in 2009, as a result of the increase in revenue, although higher material costs caused the increase in gross profit to lag behind the increase in revenue.

(d) Selling and distribution expenses

Selling and distribution expenses were $942,013 for the six months ended June 30, 2010, as compared to $183,994 from the same period in 2009, representing a 412% increase.  The significant increase in these expenses was the result of the expense related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market. Excluding the $808,223 option related expense, the net selling and distribution expenses for the six months ended June 30, 2010 was $133,790, a 27.3% decrease from the same period of 2009, primarily due to the $30,060 decrease in insurance expense and $57,082 decrease in advertising fee, although this decrease was partially offset by an increase in shipping costs of $15,295, about 36%, compared to the same period of 2009, due to the increased sales.

(e) General and administrative expenses

General and administrative expenses were $1,797,872 for the six months ended June 30, 2010, as compared to $1,456,210 for the same period in 2009, representing a 23.5% increase.  For the six months ended June 30, 2010, the general and administrative expenses included $522,646 expenses for shares of common stock awards to consultants for financing and investor relations services. In addition to the stock award expense, the general and administrative expenses also included $343,827 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $525,292. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the six months ended June 30, 2010 was $931,399, almost equal to $930,918 for the same period of 2009.

(f) Research and development

Research and development expenses were $743,768 for the six months ended June 30, 2010, as compared to $1,106,973 from the same period in 2009, representing a 32.8% decrease. The decrease was due to a significant curtailment of research and development expenses associated with the electric-powered super-mini car, CoCo.

(g) Government grants

Government grants totaled $75,789 for the six months ended June 30, 2010, representing a 38.9% decrease over the same period in 2009.

(h) Other income, Net

Net other income was $57,859 for the six months ended June 30, 2010, a decrease of 80.9% from $302,185 for the same period of 2009. This is primarily due to a damage award amount of $216,034 that the Company received in the second quarter of 2009 from a lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District.

(i) Net interest income (expense)

Net interest income was $333,273 for the six months ended June 30, 2010, as compared to $418,557 interest expense for the same period last year, representing a significant change. For the six months ended June 30, 2010, the interest expense for the Convertible Notes was $253,425, and the interest expense incurred by the amortization of debt discount was $492,099, while the interest income, which was caused by the changes of fair value of Investor Warrants issued to Convertible Notes investors and placement agents, and the changes of fair value of conversion features embedded in Convertible Notes, was $1,775,809. Excluding the effects of interest expense and interest income related to Convertible Notes, the interest expense for this reporting period was $697,012, increased 66.5% from $418,557 for the same period of 2009.  This was primarily due to the decrease of interest income earned from the note receivables issued to third parties and from bank deposits, which decreased $359,927 compared to the same period of 2009.

(j) Net income (loss)

The operating performance of the Company for the six months ended June 30, 2010 reflected a net income of $1,010,782, significantly improved from a net loss of $356,525 for the same period of last year, primarily due to the increase of sales and gross profit, and the significant decrease in interest expense.

Excluding the effects of option related expenses, the effects caused by the Convertible Notes, and the change of the fair value of financial derivative, for the six months ended June 30, 2010, the Company’s net income was $1,655,193, while the net income was only $168,767 for the same period of 2009 excluding same effects.

Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended June 30, 2010	% Of Revenue	For Three Months Ended June 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$9,911,884	100.0%	$5,481,551	100.0%	$4,430,333	80.8%
COST OF GOODS SOLD	(7,559,235)	(76.3%)	(4,037,629)	(73.7%)	(3,521,606)	87.2%
GROSS PROFIT	2,352,649	23.7%	1,443,922	26.3%	908,727	62.9%
Research and development	400,370	4.0%	580,772	10.6%	(180,402)	(31.1%)
Selling and distribution expenses	89,685	0.9%	97,810	1.8%	(8,125)	(8.3%)
General and administrative expenses	1,147,061	11.6%	678,278	12.3%	468,783	69.1%
INCOME FROM OPERATIONS	715,533	7.2%	87,062	1.6%	628,471	721.9%
Interest income (expense), net	541,224	5.5%	(109,253)	(2.0%)	650,477	(595.4%)
Government grants	45,950	0.5%	24,951	0.5%	20,999	84.2%
Other income, net	10,801	0.1%	245,971	4.5%	(235,170)	(95.6%)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,313,508	13.3%	248,731	4.5%	1,064,777	428.1%
INCOME TAX (EXPENSE) BENEFIT	(124,741)	1.3%	(22,358)	(0.4%)	(102,383)	(457.9%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,188,767	12.0%	226,373	4.1%	962,394	425.1%

NET (LOSS) INCOME	1,188,767	12.0%	226,373	4.1%	962,394	425.1%

(a) Revenue

For the three months ended June 30, 2010, our revenue increased by 80.8%, from $5,481,551 to $9,911,884 as compared to the three months ended June 30, 2009. This is primarily due to the Company’s continued efforts to maintain the growth achieved so far in 2010, through developing new markets and promoting the Company’s new products, such as the Company’s electric vehicle.

The following table lists the number of vehicles sold and sales revenues, categorized by vehicle type, within the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	1,131	$593,949	1,028	$612,841
CoCo	1,005	4,131,674	305	1,264,406
GoKart	2,785	3,141,901	2,288	2,243,425
Utility vehicles (“UTVs”)	485	1,006,094	419	942,789
Three-wheeled motorcycle (“TT”)	461	1,038,266	138	418,089

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30
	2010		2009
	Sales	Percentage	Sales	Percentage
North America	$1,341,512	14%	$847,736	15%
China	8,448,853	85%	4,523,364	83%
Europe	121,519	1%	110,451	2%
Total	$9,911,884	100%	$5,481,551	100%

For the three months ended June 30, 2010, about 95% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2010 was $7,559,235, representing an 87.2% increase of $4,037,629 from the three months ended June 30, 2009, which corresponds with the increase in sales. Cost of goods sold was 76.3% of the total revenue for the period, as compared to 73.7% of the comparable period last year, which is primarily due to the increased price of raw manufacturing materials.

(c) Gross profit

Gross profit for the three months ended June 30, 2010 increased 62.9%, from $1,443,922 to $2,352,649 from the same period in 2009, which is mainly the result of the increase in revenue. Although for the three months ended June 30, 2010, the gross margin dropped to 23.7% from 26.3% for the same period of last year, largely due to the higher material cost, the gross margin for the second quarter of 2010 increased from 22.4% for the first quarter of 2010, reflecting the Company’s cost management efforts in this environment of increasing manufacturing cost.

(d) Selling and distribution expenses

Selling and distribution expenses were $89,685 for the three months ended June 30, 2010, as compared to $97,810 from the same period in 2009, representing an 8.3% decrease.  Excluding the $27,321 expense related to options issued to consultants for their services assisting the Company in expanding into the Chinese market, the net selling and distribution expenses for the three months ended June 30, 2010 was $62,364, a 36.2% decrease from the same period of 2009, primarily because the advertising fee for the three months ended June 30, 2010 was $36,550 lower than the amount occurred for the same period of last year.

(e) General and administrative expenses

General and administrative expenses were $1,147,061 for the three months ended June 30, 2010, as compared to $678,278 for the same period in 2009, representing a 69.1% increase.  For the three months ended June 30, 2010, the general and administrative expenses included $522,646 expenses for shares of common stock awarded to consultants financing and investor relations services. In addition to the stock award expense, the general and administrative expenses also included $143,261 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $315,175. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the three months ended June 30, 2010 was $481,154, an increase of 32.5% from $363,103 for the same period of 2009. This increase was primarily the result of the increase of expenses incurred by the Company’s increased activities in investor relations and capital markets compared to the same period of 2009.

(f) Other income, Net

Net other income was $10,801 for the three months ended June 30, 2010, a decrease of 95.6% from $245,971 for the same period of 2009, mainly due to a damage award in the amount of $216,034 that the Company received in the second quarter of 2009 from a lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District.

 (g) Net interest expense

Net interest income was $541,224 for the three months ended June 30, 2010, compared to $109,253 for the same period last year. For the three months ended June 30, 2010, the interest expense on the Convertible Notes was $135,683, and the interest expense incurred by the amortization of debt discount was $252,733, while the interest income, which was affected by the changes of fair value of Investor Warrants and warrants issued to placement agents, and the changes of fair value of conversion features embedded in Convertible Notes, was $1,213,169. Excluding the effects of interest expense related to Convertible Notes, the net interest expense for the three months ended June 30, 2010 was $283,529, an increase of 159.5% from $109,253 for the same period of 2009. This was primarily due to the decrease in interest income earned from the note receivables issued to third parties and from bank term deposits, which decreased $152,048 compared to the same period of 2009.

(h) Net (loss) income

The operating performance of the Company for the three months ended June 30, 2010 reflected a net income of $1,188,767, which is significantly improved from a net income of $226,373 for the same period of last year, primarily due to the increase in sales and gross profit, and the improvement in interest income.

Excluding the effects of option related expenses, the effects caused by the Convertible Notes, and the change of the fair value of financial derivative, for the three months ended June 30, 2010, the Company’s net income was $1,057,242, while the net income was $541,548 for the same period of 2009 excluding same effects.

Financial Condition

Working Capital

The Company had a working capital surplus of $682,171 at June 30, 2010, an improvement from a working capital deficit of $14,140,556 as of June 30, 2009, which was principally due to the Company’s issuance of $10,000,000 long-term Convertible Notes in January 2010 and using the proceeds in the Company’s working capital. In addition, for the six months ended June 30, 2010, the Company also recorded a net cash inflow from the operating activities, which also increased the Company’s working capital.

As of June 30, 2010, the Company had credit lines from commercial banks for $34,808,918, of which $27,465,265 was used at June 30, 2010. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2010 is as follows:

Capital requirements	Six months Ended June 30, 2010 (In thousands)
Purchase of plant and equipment	$701
Purchase of construction in progress	-
Issuance of notes receivable	17,169
Repayments of short-term bank loans	18,143
Repayments of notes payable	7,934
Increase in restricted cash	2,343
Increase in cash	717
Total capital requirements	$47,007

Capital provided
Internal cash provided by operation	4,584
Proceeds from short-term bank loan	19,167
Proceeds from notes payable	20,242
Repayments of notes receivable	2,269
Other financing activities	745
Total capital provided	$47,007

For further information, see the Statement of Cash Flows.

Cash Flow

Net cash flow provided by operating activities was $4,584,109 for the six months ended June 30, 2010, as compared to net cash flow used in operating activities of $7,106,029 in the same period in 2009. The increase of net cash flow provided by operating activities was mainly due to (i) the improvement in net income of $1,367,307, (ii) a net cash inflow of $3,149,816 for the six months ended June 30, 2010 caused by the change of accounts payable, rather than a net cash outflow of $511,665 for the same period of last year, (iii) a decrease in the prepayment amount, which caused a net cash inflow of $627,935 for this reporting period, largely improving from a net cash outflow of $1,963,636, and (iv) a decrease in the cash outflow for inventory from $6,907,531  to $4,175,053.

Net cash flow used in investing activities was $15,600,950 for the six months ended June 30, 2010 as compared to net cash flow provided by investing activities of $7,919,832 for the same reporting period in 2009. For the six months ended June 30, 2010, the Company issued $17,168,835 in notes receivable, and collected $2,268,415 repayment of notes receivable, which caused a net cash outflow $14,900,420 in notes receivable. While for the same period of last year, the Company recorded a net cash inflow $10,054,502 in note receivable, primarily due to the $28,545,269 repayment of notes receivable.

Net cash flow provided by financing activities was $11,733,940 for the six months ended June 30, 2010, as compared to net cash flow used in financing activities of $933,473 for the six months ended June 30, 2009. Cash flow provided by financing activities in this quarter was primarily due to net cash inflow from notes payable of $10,482,400.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kandi Technologies, Corp.

Date: August 16, 2010	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)