Form 10-Q
period 2010-09-30
Kandi Technologies Corp
filed 2010-11-15
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐         No ☑

As of November 10, 2010 the registrant had issued and outstanding  24,305,831 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$3,411,842	$218,207
Restricted cash	9,857,822	5,704,984
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2010 and December 31, 2009	14,156,701	14,879,968
Inventories, net of reserve for slow moving inventories of $155,441 and $152,278 as of September, 30, 2010 and December 31, 2009, respectively	10,993,840	5,382,760
Notes receivable	13,864,424	2,267,599
Other receivables	911,130	321,336
Prepayments and prepaid expenses	30,708	30,083
Due from employees	42,452	28,228
Advances to suppliers	350,525	1,164,672
Total Current Assets	53,619,444	29,997,837

LONG-TERM ASSETS
Plant and equipment, net	21,669,805	23,146,833
Land use rights, net	10,755,939	10,719,528
Deferred tax asset	219,351	207,747
Total Long-Term Assets	32,645,095	34,074,108

TOTAL ASSETS	$86,264,539	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September, 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$10,159,908	$4,738,543
Other payables and accrued expenses	1,414 ,921	1,871,020
Short-term bank loans	23,887,371	26,326,566
Customer deposits	4,257	39,371
Notes payable	14,105,767	7,931,540
Income tax payable	95,439	201,564
Due to employees	10,748	88,306
Due to related party	841,251	841,251
Deferred tax liability	54,808	62,544
Total Current Liabilities	50,574,470	42,100,705

LONG TERM LIABILITIES
Note payable, net of discount of $3,302,508 and $0 as of September, 30, 2010 and December 31, 2009, respectively	807,278	-
Warrant liabilities	5,737,418	-
Total Long-Term Liabilities	6,544,696	-

TOTAL LIABILITIES	57,119,166	42,100,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,960,266 and 19,961,000 shares outstanding at September, 30, 2010 and December 31, 2009, respectively	22,960	19,961
Additional paid-in capital	16,120,761	8,967,012
Retained earnings (the restricted portion is $890,912 at September, 30, 2010 and December 31, 2009)	10,337,673	11,046,999
Accumulated other comprehensive income	2,663,979	1,937,268
TOTAL STOCKHOLDERS’ EQUITY	29,145,373	21,971,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,264,539	$64,071,945

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES, NET	$10,478,224	$9,626,593	$28,637,863	$19,114,049
COST OF GOODS SOLD	(8,140,771)	(7,266,052)	(22,098,905)	(14,329,404)

GROSS PROFIT	2,337,453	2,360,541	6,538,958	4,784,645
Research and development	459,935	660,108	1,203,270	1,767,081
Selling and distribution expenses	58,121	79,310	1,000,187	263,304
General and administrative expenses	516,929	510,212	2,315,088	1,966,422
INCOME (LOSS) FROM OPERATIONS	1,302,468	1,110,911	2,020,413	787,838

Interest income (expense), net	(572,032)	(442,315)	(2,015,516)	(860,872)
Change of fair value of financial instruments	(2,578,693)	-	(802,884)	-
Government grants	191,934	3,312	266,911	127,317
Other income, net	33,249	9,800	91,088	311,984
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,623,074)	681,708	(439,988)	366,267

INCOME TAX (EXPENSE) BENEFIT	(94,282)	(105,558)	(269,338)	(146,642)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,717,356)	576,150	(709,326)	219,625

NET INCOME (LOSS)	(1,717,356)	576,150	(709,326)	219,625

See accompanying notes to condensed consolidated financial statements

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
OTHER COMPREHENSIVE INCOME
Foreign currency translation	595,771	(2,070)	726,711	26,349
COMPREHENSIVE (LOSS) INCOME	(1,121,585)	574,080	17,385	245,974

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	22,570,140	19,961,000	21,139,827	19,961,000
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	22,570,140	21,155,595	21,139,827	20,856,082

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, BASIC	$(0.08)	$0.03	$(0.03)	$0.01
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS, DILUTED	$(0.08)	$0.03	$(0.03)	$0.01

NET INCOME (LOSS) PER SHARE, BASIC	$(0.08)	$0.03	$(0.03)	$0.01
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.08)	$0.03	$(0.03)	$0.01

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September, 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(709,326)	$219,625
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,105,355	2,529,981
Deferred taxes	(10,549)	41,085
Option and warrant expense	2,198,961	840,468
Change of financial instrument’s fair value	2,434,909	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,014,365	652,827
Inventories	(5,403,855)	(11,232,447)
Other receivables	(573,000)	172,147
Due from employees	(91,416)	50,393
Prepayments and prepaid expenses	823,785	(596,614)

Increase (Decrease) In:
Accounts payable	5,230,579	1,225,909
Other payables and accrued liabilities	(480,855)	1,404,305
Customer deposits	(35,308)	(650,636)
Income tax payable	(108,396)	105,558
Net cash provided by (used in) operating activities	$7,395,249	$(5,237,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(750,553)	(3,059,687)
Purchase of construction in progress	-	(553,545)
Issuance of notes receivable	(13,623,804)	(10,011,535)
Repayments of notes receivable	2,274,519	19,330,289
Net cash (used in) provided by investing activities	$(12,099,838)	$5,705,522

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September, 30
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(3,964,344)	$4,680,286
Proceeds from short-term bank loans	23,619,506	24,216,260
Repayments of short-term bank loans	(26,553,606)	(22,900,953)
Proceeds from notes payable	23,860,959	14,468,375
Repayments of notes payable	(7,955,742)	(20,410,634)
Option exercise and Note conversion	(932,425)	-
Repayments of advances to related parties	-	217,484
Net cash provided by financing activities	8,074,348	270,818

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,369,759	738,942
Effect of exchange rate changes on cash	(176,124)	1,163
Cash and cash equivalents at beginning of period	218,207	141,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,411,842	$881,485

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$388,351	$-
Interest paid	$1,331,792	$1,354,460

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the nine months ended September, 30, 2010 and 2009, $0 and $1,301,166 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Stone Mountain Resources, Inc. (“Stone Mountain”) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, Stone Mountain Resources, Inc. changed its name to Kandi Technologies, Corp. (“Kandi” or the “Company”).

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

On January 4, 2010, the Company announced that it formed an alliance with major Chinese energy, IT and battery companies to help launch a new business model for the mass commercialization of EVs to be expanded on a city by city basis, addressing key concerns relating to EVs, including high purchase costs, limited driving ranges and convenience and safety matters with respect to the charging, maintenance and disposal of batteries.  Under this new business model, consumer costs will be reduced as a result of government cooperation and subsidies, and driving ranges will be extended through the construction of “battery farms” which will allocate power to a network of “express change” battery stations where batteries may be rented and exchanged utilizing Kandi technology.  Central to the new business strategy, batteries will be made available on a rental basis separate from the sale of each vehicle.  An initial goal of the Alliance is the establishment of a revolutionary comprehensive model EV city in Jinhua to be followed by other model cities in Zhejiang Province with the assistance and participation of the local and regional governments.  The core members of the alliance with the Company are China Potevio/CNOOC New Energy and Power Ltd. (a joint venture between China National Offshore Oil Corporation and China Potevio Co.) and Tianneng Power International, Ltd.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

In April, 2010, the Company announced that it anticipated that local and regional government funded subsidies for up to 50% of the purchase price of EVs would be made available to the first 3,000 purchasers of the Company’s EVs in the Jinhua EV model city.

Most significantly, on April 30, 2010, China’s Ministry of Industry and Information and Technology qualified the Company’s low speed vehicle (KD5020X) for China’s energy conserving and new energy projects.   The vehicle was placed on its list of vehicles in its 10th catalogue of recommended car types which meet requirements for sales to the public.  On June 1, 2010, the Chinese Ministry of Finance (MOF) announced planned trial subsidies for China’s EV and hybrid car manufacturers of up to RMB 60,000 and RMB 50,000, respectively, as part of an effort to stimulate purchases of these vehicles to help reduce emissions and gasoline consumption.  Additionally, the announcement indicated there will be government investment and policy support for EV infrastructure, such as battery charging stations.  The announcement noted that the trial will be initiated in five Chinese cities: Shanghai, Hangzhou, Changchun, Shenzen and Hefei.  On June 21, 2010, the Company announced that another EV product, Model KD 5010XXYEV, was also approved for sale in China, and this will likely be the primary model available to the EV buyers in China.

On July 16, 2010, the Company announced that construction of the first battery charging station was underway in Jinhua.  The State Grid Corporation of China, China’s largest electric power and transmission company, is funding the project and is responsible for construction, which is expected to be completed before the end of 2010.

Most recently, (also see Note 20 - “Subsequent Events”), the Company announced a joint venture with a subsidiary of China’s largest power transmission company, State Grid Power Corporation, and China’s leading lead motive battery maker, Tianneng Power International, Inc., to establish the first China EV battery replacement services Company.  Kandi’s 30% share of this Company is expected to provide an additional new revenue stream for Kandi’s  EVand recreational vehicles product lines.  Kandi’s initial EV sales under its new business model will start in Jinhua and is anticipated to launch in the final quarter of this year.

NOTE 2 – LIQUIDITY

The Company’s working capital surplus is $3,044,974 as of September 30, 2010.

As of September 30, 2010, the Company had credit lines from commercial banks for $37,622,609, of which $23,887,371 was used at September 30, 2010.

The Company believes that its cash flows generated internally may not be sufficient to support the growth of the operations and repay short term bank loans for the next twelve months if needed. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future. Nevertheless, the Company believes that financing will be available on normal trade terms if needed.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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
SEPTEMBER 30, 2010 (UNAUDITED)

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

(b) Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement and Disclosures” codified SFAS 157 that establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of September	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,411,842	$3,411,842	-	-
Restricted cash	$9,857,822	$9,857,822	-	-
Conversion features	$2,553,237	-	$2,553,237	-
Warrants	$3,184,181	-	$3,184,181	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of September 30, 2010 and determined that there are no significant assets to be tested for recoverability under ASC 360 (formerly SFAS 144) and as such, no fair value measurements related to non-financial assets have been made during the nine months ended September 30, 2010.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on September 30, 2010 and December 31, 2009 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

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
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At September 30, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $0.

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
SEPTEMBER 30, 2010 (UNAUDITED)

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

(l) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,203,270 and $1,767,081 for the nine months ended September 30, 2010 and 2009, respectively.

(m) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant costs incurred when the proceeds are received or collectible.

For the nine months ended September 30, 2010 and 2009, $266,911 and $127,317 was received from the PRC government for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

	September 30, 2010	December 31, 2009	September 30, 2009
Period end RMB : USD exchange rate	6.6981	6.8372	6.8376
Average quarterly RMB : USD exchange rate	6.8164	6.8409	6.8425

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

The stock option related expense for the nine months ended September 30, 2010 is $1,295,312. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (r) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrants is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock adjusted by average volatility of companies in automotive industry. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Company determined that the equity based warrants are not considered derivatives under ASC 815, while the warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses as interest expense.

(s) Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, and future decreases in fair value recognized in earnings while increases in fair values recognized in expenses as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock adjusted by average volatility of companies in automotive industry. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of grant.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a Level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of September 30, 2010.

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. The Company does not expect the adoption of ASC 810-10-30 & 10-65 to have a material impact on its financial position or results of operations.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASC 860-10-65 codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of ASC860-10-65 will have a material impact on its financial position or results of operations.

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended September 30, 2010 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Nine Months Ended September, 30, 2010	Nine Months Ended September, 30, 2009	September, 30, 2010	December 31, 2009
Company A	42%	89%	9%	92%
Company B	38%	-	61%	-
Company C	13%	14%	23%	7%
Company D	2%	-	1%	-
Company E	2%	-	5%	-

(b) Suppliers

The Company’s major suppliers for the nine months ended September 30, 2010 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Nine Months Ended September, 30, 2010	Nine Months Ended September, 30, 2009	September, 30, 2010	December 31, 2009
Company F	82%	77%	54%	-
Company G	2%	1%	2%	5%
Company H	1%	1%	-	-
Company I	1%	1%	2%	4%
Company J	1%	1%	1%	3%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). Because for this reporting period, the Company recorded a net loss, outstanding stock options, warrants and convertible note are anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share:

Nine months Ended September 30,	2010	2009
Net (loss) income	$(709,326)	$219,625
Weighted – average shares of common stock outstanding
Basic	21,139,827	19,961,000
Dilutive shares	-	895,082
Diluted	21,139,827	20,856,082
Basic (loss) earning per share	$(0.03)	$0.01
Diluted (loss) earning per share	$(0.03)	$0.01

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Raw material	$1,250,589	$956,378
Work-in-progress	9,251,710	3,785,506
Finished goods	646,982	793,154
	11,149,281	5,535,038
Less: reserve for slow moving inventories	(155,441)	(152,278)
Inventories, net	$10,993,840	$5,382,760

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Notes receivable from unrelated companies:
Due February 24, 2010, interest at 5.0% per annum	$-	$1,146,574
Due February 24, 2010, interest at 5.0% per annum	-	389,731
Due April 29, 2010, interest at 5.31% per annum	-	731,294
Due December 30, 2010, interest at 8.0% per annum	8,211,284	-
Due March 3, 2011, interest at 6.0% per annum	1,189,501	-
Due March 5, 2011, interest at 6.0% per annum	417,716	-
Due April 29, 2011, interest at 5.31% per annum	746,480	-
Due September 30, 2011, interest at 8.0% per annum	3,299,443	-
Notes receivable from unrelated companies	13,864,424	2,267,599

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$13,864,424	$2,267,599

Notes receivable are unsecured.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Cost of land use rights	$11,427,222	$11,168,397
Less: Accumulated amortization	(671,283)	(448,869)
Land use rights, net	$10,755,939	$10,719,528

As of September 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for Company’s bank loans was $1,312,806 and $2,456,811, respectively. Also see Note 14.

As of September 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,786,060 and $6,274,601. Also see Notes 14 and 18.

The amortization expense for the nine months ended September 30, 2010 and 2009 was $186,203 and $168,617, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS (CONTINUED)

Amortization expense for the next five years and thereafter is as follows:

2010 (three months)	$62,067
2011	248,270
2012	248,270
2013	248,270
2014	248,270
Thereafter	9,700,792
Total	$10,755,939

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
At cost:
Buildings	$12,905,331	$12,413,935
Machinery and equipment	9,516,442	9,252,390
Office equipment	135,991	114,380
Motor vehicles	176,134	166,616
Moulds	11,371,213	10,715,666
	34,105,111	32,662,987
Less : Accumulated depreciation
Buildings	$(1,310,857)	$(970,725)
Machinery and equipment	(6,429,983)	(5,601,424)
Office equipment	(101,824)	(95,295)
Motor vehicles	(113,634)	(95,697)
Moulds	(4,479,008)	(2,753,013)
	(12,435,306)	(9,516,154)
Plant and equipment, net	$21,669,805	$23,146,833

As of September 30, 2010 and December 31, 2009, the net book value of plant and equipment pledged as collateral for Company’s bank loans was $5,260,700 and $4,308,435, respectively. Also see Note 14.

As of September 30, 2010, the net book value of plant and equipment pledged as collateral for bank loans borrowed by ZMEC, an unrelated party of the Company was $4,615,419. Also see Notes 14 and 18.

Depreciation expense for nine months ended September 30, 2010 and 2009 was $2,919,152 and $2,361,364, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 6.43% per annum, due April 6, 2010, secured by the assets of the Company.	$-	$731,294

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit.	-	1,316,328

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company.	-	731,294

Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company (repaid before its due date).	-	394,899

Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company (repaid before its due date).	-	438,776

Monthly interest only payments at 5.31% per annum, due October 11, 2010, secured by the assets of the Company (repaid before its due date).	-	658,164

Monthly interest only payments at 5.31% per annum, due October 13, 2010, secured by the assets of the Company (repaid before its due date).	-	702,042

Monthly interest only payments at 5.31% per annum, due November 12, 2010, secured by the assets of the Company (repaid before its due date).	-	146,259

Monthly interest only payments at 5.31% per annum, due December 3, 2010, secured by the assets of the Company (repaid before its due date).	-	585,035

Loans from Huaxia Bank

Monthly interest only payments at 5.58% per annum, due September 21, 2010, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Yongkang Kangli Metal Manufacturing Co. and Kandi Investment Group Co.	-	3,948,985

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2010 (Unaudited)	December 31, 2009
Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	-	2,925,174

Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company, and guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping.	-	1,462,587

Monthly interest only payments at 5.10% per annum, due October 15, 2010, secured by the assets of the Company (repaid on its due date).	1,492,961	-

Monthly interest only payments at 5.10% per annum, due December 10, 2010, secured by the assets of the Company, and guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping.	746,481	-

Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Mr. Hu Xiaoming, Mr. Lu Qinjiang, Mr. Lu Qinbo, Ms. Ling Yueping and Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De'er Industrial Investment Co., Ltd.	2,985,921	-

Loans from China Ever-bright Bank

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Yongkang Kangli Metal Manufacturing Co.	-	4,387,761

Monthly interest only payments at 5.35% per annum, due October 13, 2010, secured by the assets of the Company, and guaranteed by Nanlong Group Co., Ltd., Zhejiang Mengdeli Electric Company Mr. Hu Xiaoming and Ms. Ling Yueping (repaid on its due date).	4,478,882	-

Monthly interest only payments at 4.86% per annum, due October 15, 2010, secured by the Company’s account receivables (repaid on its due date).	2,985,921	-

Monthly interest only payments at 5.84% per annum, due April.7, 2011, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Company.	4,478,882	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30, 2010 (Unaudited)	December 31, 2009
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 4.78% per annum, due April 28, 2010, collateralized by a time deposit.	-	1,316,328

Monthly interest only payments at 5.58% per annum, due December 8, 2010, pledged house of Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.	2,985,921	2,925,174

Loans from China Ever-growing Bank

Monthly interest only payments at 5.84% per annum, due October 27, 2010, guaranteed by Zhejiang Shuguang Industrial Co., Ltd., and Zhejiang Mengdeli Electric Company (repaid on its due date).	2,985,921	2,925,173

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang Industrial Co., Ltd. and Mr. Hu Xiaoming.	-	731,293

Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Mr. Hu Xiaoming, Mr. Yan Guanwei and Zhejiang Shuguang industrial Co., Ltd.	746,481	-

Total	$23,887,371	$26,326,566

Short term bank loans interest expense for the nine months ended September 30, 2010 and 2009 was $1,128,437, and $1,241,166, respectively.

As of September 30, 2010, the aggregated amount of short term loans that are guaranteed by various third parties is $18,662,009. Also see Note 19.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Bank acceptance notes:
Due March 8, 2010	$-	$1,462,587
Due March 24, 2010	-	1,462,587
Due April 14, 2010	-	1,316,328
Due October 26, 2010 (repaid on its due date)	2,239,441
Due November 5, 2010 (repaid on its due date)	746,480
Due November 5, 2010 (repaid on its due date)	1,492,961
Due November 12, 2010 (repaid on its due date)	1,492,961
Due January 13, 2011	1,492,961
Due March 2, 2011	1,194,368
Due March 13, 2011	1,492,961
Due March 16, 2011	1,194,368	-
Subtotal	$11,346,501	$4,241,502

Notes payable to unrelated companies:
Due December 1, 2010	$-	$3,690,038
Due December 31, 2010	128,395	-
Due December 31, 2010	2,630,871	-
Due January 20, 2012	807,278	-
Subtotal	3,566,544	3,690,038
Total	$14,913,045	$7,931,540

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each loan transaction.

Restricted cash of $9,853,541 is held as collateral for the following notes payable at September 30, 2010:

Due October 26, 2010 (repaid on its due date)	2,239,441
Due November 5, 2010 (repaid on its due date)	746,480
Due November 5, 2010 (repaid on its due date)	1,492,961
Due November 12, 2010 (repaid on its due date)	1,492,961
Due January 13, 2011	1,492,961
Due March 2, 2011	1,194,368
Due March 13, 2011	1,492,961
Due March 16, 2011	1,194,368
Subtotal	$11,346,501

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2010 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the nine months ended September 30, 2010 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	For the Nine Months Ended September 30,
	(Unaudited)
	2010	2009
Current:
Provision for CIT	$279,955	$-

Deferred:
Provision for CIT	(10,617)	146,642
Income tax expense (benefit)	$269,338	$146,642

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended September 30, 2010 and 2009 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Nine Months Ended September 30,
	(Unaudited)
	2010	2009
Computed "expected" (benefit) expense	$(109,997)	$91,567
Favorable tax rate	236,834	18,326
Permanent differences	58,159	30,118
Valuation allowance	84,342	6,631
Income tax expense (benefit)	$269,338	$146,642

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	September 30, 2010 (Unaudited)	December 31, 2009
Current portion:
Deferred tax assets:
Expense	$(285,813)	$23,028
Subtotal	(285,813)	23,028

Deferred tax liabilities:
Sales cut-off	231,005	(85,572)
Other	-	-
Subtotal	231,005	(85,572)

Total deferred tax liabilities – current portion	(54,808)	(62,544)

Non-current portion:
Deferred tax assets:
Depreciation	515,930	504,258
Loss carried forward	160,399	75,397
Valuation allowance	(160,399)	(75,397)
Subtotal	515,930	504,258

Deferred tax liabilities:
Accumulated other comprehensive gain	(296,579)	(296,511)
Subtotal	(296,579)	(296,511)

Total deferred tax assets – non-current portion	219,351	207,747

Net deferred tax assets	$164,543	$145,203

(b) Tax Holiday Effect

For the nine months ended September 30, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2010 and 2009 are as follows:

	For the Nine Months Ended September 30 (Unaudited)
	2010	2009
Tax holiday credit	$(236,834)	$(18,326)
Basic net (loss) income per share effect	$(0.01)	$(0.00)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2010	2,950,000	$0.88
Granted	-	-
Exercised	1,116,696	0.96
Cancelled	-	-
Outstanding as of September 30, 2010	1,833,304	$0.84

The following table summarizes information about stock options outstanding as of September 30, 2010:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,733,304	$0.80	8.5	1,733,304	$0.80
100,000	1.50	9	100,000	1.50

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As of September 30, 2010, the investors had converted $5,890,214 of the principal amount and $83,625 accrued interest of the Convertible Notes into an aggregate of 1,777,230 shares of Common Stock.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

As of September 30, 2010, the fair value of the Investor Warrants and the warrants issued to the placement agent is $2.10 per share, and the fair value of conversion features is $1.93 per share.

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

The fair value of stock awarded is determined by the closing price of the common stock on the date of stock awarded.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company provided guarantee for the following third parties:

Guarantee provided to	Amount
Yongkang Kangli Metal Manufacturing Co.	$4,478,882
Zhejiang Mengdeli Electric Company	2,538,033
Zhejiang Shuguang industrial Co., Ltd.	2,985,921
Zhejiang Yiran Auto Sales Company	1,940,849
Wuyi Qilong Vehicle Co., Ltd.	1,343,665
Zhejiang Taiping Trade Co., Ltd	3,433,810
Total	$16,721,160

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 20 – SUBSEQUENT EVENTS

New Joint Venture

On October 5, 2010, the Company announced a joint venture with Tianneng Power International, Ltd., a battery manufacturer, and Jinhua Bada Group, a subsidiary of the State Grid Power Corporation, to create an electric vehicle battery rental and replacement services company, which will provide battery changing stations for the Company’s electric vehicle users.  The Company will own 30% of the new company; Tinneng will own 30%, and Bada Group will own 40%.

Convertible Notes Conversion

As stated in Note 17 above, as of September 30, 2010, investors in the convertible notes and investor warrants issued under a January 21, 2010 Securities Purchase Agreement had converted $5,890,214 of the principal amount of $10 million and $83,625 accrued interest of the Convertible Notes into an aggregate of 1,777,230 shares of Common Stock.

As of November 10, 2010, the investors have converted an additional $4,108,786 of the principal amount and $75,882 accrued interest of the Convertible Notes into an aggregate of 1,343,565 shares of Common Stock.  There were 24,305,831 shares of the Company’s Common Stock outstanding as of November 10, 2010, reflecting the additional shares issued pursuant to the conversion of the Convertible Notes.  As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes has been converted.

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

The stock based compensation expense for the nine months ended September 30, 2010 is $1,295,312, among which $808,223 and $487,089 was allocated to selling expense and distribution expenses, and general and administrative expenses, respectively.

Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrants is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock adjusted by average volatility of companies in automotive industry. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company determined that the equity based warrants are not considered derivatives under ASC 815, while the warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair value recognized in expenses as interest expense.

As of September 30, 2010, the fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.00 is $4.56, the fair value per share of the warrants issued under the Consulting Agreement with the exercise price of $2.50 is $4.48, and the fair value per share of the Investor Warrants and the warrants issued to placement agents of the Convertible Notes is $2.10.

Fair Value of Conversion Features

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, and future decreases in fair value recognized in earnings, while increases in fair value recognized in expenses as interest expense.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock adjusted by average volatility of companies in automotive industry. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2010, the fair value of conversion features is $1.93 per share.

Remeasurement at Fair Value of Financial Instruments & Non-Financial Assets

The Company measured the fair value of warrants and conversion features embedded in the Convertible Notes as of September 30, 2010 using the Black-Scholes-Merton model with the inputs effective at measurement date. For the nine months ended September 30, 2010, the fair value of Investor Warrants and warrants issued to placement agents has increased $295,767, and the fair value of conversion features has increased $507,117. For the nine months ended September 30, 2010, $2,375,640 of the value of the conversion features has been exercised to convert $5,890,214 principal of the Convertible Notes into the Company’s Common Stock.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. SFAS 157 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of September 30, 2010 and determined that there are no significant assets to be tested for recoverability under SFAS 144 and as such, no fair value measurements related to non-financial assets have been made during the nine months ended September 30, 2010.

Debt Discount

Since the objective of the services provided by the consultants was to help the Company to close a financing, the expense of warrants issued to consultants, which is measured at the date when the consultant’s services are considered to be performed using the Black-Scholes model, is included in the debt discount, together with the expense of conversion features embedded in the Convertible Notes and expense of Investor Warrants and warrants issued to placement agents, which are measured as of the issuance date of Convertible Notes. The debt discount is amortized to interest expense over the life of the Convertible Notes payable using the effective interest method. As of September 30, 2010, the amount of debt discount is $3,302,508.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company has implemented ASC Update No. 2009-05 as of September 30, 2010.

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. The Company does not expect the adoption of ASC 810-10-30 & 10-65 to have a material impact on its financial position or results of operations.

ASC 860-10-65 codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of ASC 860-10-65 will have a material impact on its financial position or results of operations.

Results of Operations

Comparison of Nine Months Ended September 30, 2010 and 2009

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Nine Months Ended September 30, 2010	% Of Revenue	For Nine Months Ended September 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$28,637,863	100.0%	$19,114,049	100.0%	$9,523,814	49.8%
COST OF GOODS SOLD	(22,098,905)	(77.2)%	(14,329,404)	(75.0)%	(7,769,501)	54.2%
GROSS PROFIT	6,538,958	22.8%	4,784,645	25.0%	1,754,313	36.7%
Research and development	1,203,270	4.2%	1,767,081	9.2%	(563,811)	(31.9)%
Selling and distribution expenses	1,000,187	3.5%	263,304	1.4%	736,883	279.9%
General and administrative expenses	2,315,088	8.1%	1,966,422	10.3%	348,666	17.7%
INCOME (LOSS) FROM OPERATIONS	2,020,413	7.1%	787,838	4.1%	1,232,575	156.5%
Interest income (expense), net	(2,015,516)	(7.0)%	(860,872)	(4.5)%	(1,154,644)	134.1%
Change of fair value of financial instruments	(802,884)	(2.8)%	-	-	(802,884)	100%
Government grants	266,911	0.9%	127,317	0.7%	139,594	109.6%
Other income, net	91,088	0.3%	311,984	1.6%	(220,896)	(70.8)%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(439,988)	(1.5)%	366,267	1.9%	(806,255)	(220.1)%
INCOME TAX BENEFIT (EXPENSE)	(269,338)	(0.9)%	(146,642)	(0.8)%	(122,696)	83.7%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(709,326)	(2.5)%	219,625	1.1%	(928,951)	(423.0)%

NET (LOSS) INCOME	(709,326)	(2.5)%	219,625	1.1%	(928,951)	(423.0)%

(a) Revenue

For the nine months ended September 30, 2010, our revenue increased by 49.8%, from $19,114,049 to $28,637,863 year over year. This was primarily due to the continued strengthening of the Company’s traditional recreational vehicle market, led by a 167% year over year increase in go kart sales and 86% year over year increase in sales of the CoCo super mini auto, primarily in the U.S.  The Company noted that sales of go karts historically were stronger ahead of the Christmas season and it has also focused on expanding sales to new locations.  While sales of other recreational products were weaker than anticipated, the Company anticipates gradual strengthening in the months ahead.  The Company also is continuing to focus on developing what it sees as a potentially large new market for certain of its recreational vehicles in its domestic market, as part of a continuing goal to shift 50% of product sales to China over time.

With respect to EV sales, the Company believes the strengthening of the Yuan versus the dollar has had a negative effect in recent months on U.S. sales of its “CoCo”.  The Company has shifted the focus of its EV sales to China, where we are pursuing our new EV business model, consisting of a network of “express charge” battery stations, among other things.  While the Company anticipates a modest recovery for “CoCo” EV sales in the U.S., it is focusing on beginning retail sales of EVs in Jinhua before year end, after the anticipated completion of the “battery farm” and several “express change” stations,. The Company anticipates the development of additional EV model cities and expanded sales of EVs.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	2,756	$1,985,008	2,598	$1,623,635
CoCo	1,592	6,635,008	896	3,563,550
GoKart	14,943	15,064,736	6,098	5,650,243
Utility vehicles (“UTVs”)	1,397	2,970,300	2,582	6,468,654
Three-wheeled motorcycle (“TT”)	862	1,982,811	896	1,803,603
Pick - up	-	-	1	4,364

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30
	2010		2009
	Sales	Percentage	Sales	Percentage
North America	$3,391,508	12%	$2,321,372	12%
China	24,908,400	87%	16,518,443	86%
Europe	337,955	1%	274,234	2%
Total	$28,637,863	100%	$19,114,049	100%

For the nine months ended September 30, 2010, over 95% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the nine months ended September 30, 2010 was $22,098,905, representing a 54.2% increase of $7,769,501 from the nine months ended September 30, 2009, which corresponded with the increase in sales. Cost of goods sold was 77.2% of the total revenue for the period, as compared to 75% of the comparable period, reflecting the increased price of raw manufacturing materials whose costs were comparatively higher than those of previous year.

(c) Gross profit

Gross profit for the nine months ended September 30, 2010 increased 36.7%, from $4,784,645 to $6,538,958 compared to the same period in 2009, as a result of the increase in revenue, although higher material costs caused the increase in gross profit to lag behind the increase in revenue.

(d) Selling and distribution expenses

Selling and distribution expenses were $1,000,187 for the nine months ended September 30, 2010, as compared to $263,304 from the same period in 2009, representing a 280% increase.  The significant increase in these expenses was the result of the expense related to the options issued to consultants for their sales and marketing services assisting the Company in expansion within the Chinese market. Excluding the $808,223 option related expense, the net selling and distribution expenses for the nine months ended September 30, 2010 was $191,964, a 27.1% decrease from $263,304 for the same period of 2009, primarily due to the $30,175 decrease in insurance expense and $86,432 decrease in advertising and announcement fee, although this decrease was partially offset by an increase in shipping costs of $43,528, compared to the same period of 2009, due to the increased sales.

(e) General and administrative expenses

General and administrative expenses were $2,315,088 for the nine months ended September 30, 2010, as compared to $1,966,422 for the same period in 2009, representing a 17.7% increase.  For the nine months ended September 30, 2010, the general and administrative expenses included $527,139 expenses for shares of common stock awards to consultants for financing and investor relations services. In addition to the stock award expense, the general and administrative expenses also included $487,089 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $840,468. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the nine months ended September 30, 2010 was $1,300,860, increased 15.5% from $1,125,954 for the same period of 2009, primarily due to the increase of expenses incurred by the Company’s increased activities in investor relations and capital markets compared to the same period of 2009..

(f) Research and development

Research and development expenses were $1,203,270 for the nine months ended September 30, 2010, as compared to $1,767,081 from the same period in 2009, representing a 32% decrease. The decrease was due to a significant curtailment of research and development expenses associated with the electric-powered super-mini car, CoCo.

(g) Government grants

Government grants totaled $266,911 for the nine months ended September 30, 2010, representing a 110% increase over the same period in 2009, primarily due to the PRC government’s grant of subsidies for Company’s continuous efforts on research and patent development. The government grants consist of $230,033 in subsidies for patent applications and other intellectual property expenses, and $36,878 in subsidies for supporting companies that have competitive advantages.

(h) Other income, Net

Net other income was $91,088 for the nine months ended September 30, 2010, a decrease of 70.8% from $311,984 for the same period of 2009. This is primarily due to a damage award amount of $216,861 that the Company received in the second quarter of 2009 from a lawsuit against Zhejiang Yuegong Steel Structure Co. and Zhejiang Jinhua No.1 Construction Co., Ltd. for their delay in the construction in the Jinhua Industrial District.

(i) Net interest income (expense)

Net interest expense was $2,015,516 for the nine months ended September 30, 2010, as compared to $860,872 interest expense for the same period last year, representing a significant change of 134%. For the nine months ended September 30, 2010, the interest expense for the Convertible Notes was $343,267, and the interest expense incurred by the amortization of debt discount was $799,128. However, excluding the effects of interest expense related to Convertible Notes, the interest expense for this reporting period was $873,121, almost equal to $860,872 for the same period of 2009.  As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes have already been converted.

(j) Change of fair value of financial instruments

For the nine months ended September 30, 2010, the cost caused by the changes in fair value of Warrants issued to Convertible Notes investors and placement agents, and the changes in fair value of conversion features embedded in Convertible Notes, was $802,884.

(k) Net income (loss)

The operating performance of the Company for the nine months ended September 30, 2010 reflected a net loss of $709,326, down from a net income of $219,625 for the same period of last year, primarily due to the significant non-cash expense caused by the changes of fair value of Warrants issued to Convertible Notes investors and placement agents, and the changes of fair value of conversion features embedded in Convertible Notes.

Excluding the effects of option related expenses, the Convertible Note’s interest expense, the effect caused by amortization of discount on Convertible Notes, and the change of the fair value of financial derivatives, for the nine months ended September 30, 2010, the Company’s net income was $3,058,404, up 188.5% as compared with net income of $1,060,093 for the same period of 2009 excluding the same effects. As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes have already been converted.

Comparison of Three Months Ended September 30, 2010 and 2009

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended September 30, 2010	% Of Revenue	For Three Months Ended September 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$10,478,224	100.0%	$9,626,593	100.0%	$851,631	8.8%
COST OF GOODS SOLD	(8,140,771)	(77.7)%	(7,266,052)	(75.5)%	(874,719)	12.0%
GROSS PROFIT	2,337,453	22.3%	2,360,541	24.5%	(23,088)	(1.0)%
Research and development	459,935	4.4%	660,108	6.9%	(200,173)	(30.3)%
Selling and distribution expenses	58,121	0.6%	79,310	0.8%	(21,189)	(26.7)%
General and administrative expenses	516,929	4.9%	510,212	5.3%	6,717	1.3%
INCOME FROM OPERATIONS	1,302,468	12.4%	1,110,911	11.5%	191,557	17.2%
Interest (expense) income, net	(572,032)	(5.5)%	(442,315)	(4.6)%	(129,717)	(29.3)%
Change of fair value of financial instruments	(2,578,693)	(24.6)%	-	-	(2,578,693)	100%
Government grants	191,934	1.8%	3,312	0%	188,622	5,696.1%
Other income, net	33,249	0.3%	9,800	0.1%	23,449	239.3%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,623,074)	(25.6)%	681,708	7.0%	(2,304,782)	(338.1)%
INCOME TAX (EXPENSE) BENEFIT	(94,282)	(0.9)%	(105,558)	(1.1)%	11,276	(10.7)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,717,356)	(16.4)%	576,150	6.0%	(2,293,506)	(398.1)%

NET (LOSS) INCOME	(1,717,356)	(16.4)%	576,150	6.0%	(2,293,506)	(398.1)%

(a) Revenue

For the three months ended September 30, 2010, our revenue increased by 8.8%, to $10,478,224 from $9,626,593 as compared to the three months ended September 30, 2009. This was primarily due to the continuing strengthening of the Company’s traditional recreational vehicle market, led by a 150% year over year increase in go kart sales. The Company noted that sales of this product historically were stronger ahead of the Christmas season and it has also focused on expanding sales to new locations.  While sales of other recreational products were weaker than anticipated, the Company anticipates a gradual strengthening in the months ahead.  The Company also is continuing to focus on developing what it sees as a potentially large new market for certain of its recreational vehicles in its domestic market, as part of a continuing goal to shift 50% of product sales to China over time.

The following table lists the number of vehicles sold and sales revenues, categorized by vehicle type, within the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	572	$387,587	824	$570,002
CoCo	215	812,996	422	1,859,525
GoKart	8,556	8,182,472	3,535	3,270,019
Utility vehicles (“UTVs”)	345	665,908	1,124	2,796,892
Three-wheeled motorcycle (“TT”)	184	429,261	560	1,125,791
Pick-up	-	-	1	4,364

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30
	2010		2009
	Sales	Percentage	Sales	Percentage
North America	$1,027,131	10%	$1,058,865	11%
China	9,338,775	89%	8,446,800	88%
Europe	112,318	1%	120,928	1%
Total	$10,478,224	100%	$9,626,593	100%

For the three months ended September 30, 2010, about 95% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the three months ended September 30, 2010 was $8,140,771, representing a 12% increase of $874,718 from the three months ended September 30, 2009, which corresponds with the increase in sales. Cost of goods sold was 77.7% of the total revenue for the period, as compared to 75.5% of the comparable period last year, which is primarily due to the increased price of raw manufacturing materials.

(c) Gross profit

Gross profit for the three months ended September 30, 2010 decreased 1%, from $2,360,541 to $2,337,453 from the same period in 2009, which is mainly due to the increase in revenue was not enough to compensate for the increase in the costs of raw material.

(d) Selling and distribution expenses

Selling and distribution expenses were $58,121 for the three months ended September 30, 2010, as compared to $79,310 from the same period in 2009, representing a 26.7% decrease, primarily because the advertising fee and announcement fee for the three months ended September 30, 2010 were $29,352 lower than the amount incurred for the same period of last year.

(e) General and administrative expenses

General and administrative expenses were $516,929 for the three months ended September 30, 2010, as compared to $510,212 for the same period in 2009, representing a 1.3% increase.  For the three months ended September 30, 2010, the general and administrative expenses included $143,262 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $315,176. Without the effect of stock award cost and option cost, the net general and administrative expenses for the three months ended September 30, 2010 would be $373,667, an increase of 91.6% from $195,036 for the same period of 2009. This increase was primarily the result of the increase of expenses incurred by the Company’s increased activities in investor relations and capital markets, as well as the higher depreciation expense compared to the same period of 2009.

(f) Government grants

Government grants totaled $191,934 for the three months ended September 30, 2010, significantly increased from $3,312 for the same period in 2009. The government grants for the three months ended September 30, 2010 consist of $154,860 in subsidies for patent applications and other intellectual property expenses, and $37,074 in subsidies for companies that have competitive advantages.

(g)Other income, Net

Net other income was $33,249 for the three months ended September 30, 2010, an increase of 239% from $9,800 for the same period of 2009, mainly due to the income from leasing the Company’s facilities .

(h) Net interest expense

Net interest expense was $572,032 for the three months ended September 30, 2010, compared to $442,315 for the same period last year. For the three months ended September 30, 2010, the interest expense on the Convertible Notes was $89,842, and the interest expense incurred by the amortization of debt discount was $307,029. Excluding the effects of interest expense related to Convertible Notes, the net interest expense for the three months ended September 30, 2010 would be $175,161, a decrease of 60% from $442,315 for the same period of 2009. This was primarily due to the increase in interest income earned from the note receivables issued to third parties, which increased $225,341 compared to the same period of 2009.

(i) Change of fair value of financial instruments

For the three months ended September 30, 2010, the cost caused by the changes in fair value of Investor Warrants and warrants issued to placement agents, and the changes in fair value of conversion features embedded in Convertible Notes, was $2,578,693.

(j) Net (loss) income

The operating performance of the Company for the three months ended September 30, 2010 reflected a net loss of $1,717,356, which is significantly changed from a net income of $576,150 for the same period of last year. This is primarily due to the significant increase in fair value of financial instruments, which include the changes of fair value of Investor Warrants and warrants issued to placement agents, and the changes of fair value of conversion features embedded in Convertible Notes.

Excluding the effects of option related expenses, Convertible Notes’ interest expense, the effects caused by the amortization of discount on Convertible Notes, and the change of the fair value of financial derivative, for the three months ended September 30, 2010, the Company recorded a net income of $1,401,470, up 57.2% from net income of $891,326 for the same period of 2009 excluding the same effects.

As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes have already been converted.

Financial Condition

Working Capital

The Company had a working capital surplus of $3,044,974 at September 30, 2010, an improvement from a working capital deficit of $13,859,809 as of September 30, 2009, which was principally due to the Company’s issuance of $10,000,000 long-term Convertible Notes in January 2010 and using part of the proceeds in the Company’s working capital. In addition, for the nine months ended September 30, 2010, the Company also recorded a net cash inflow of $7,395,249 from the operating activities, which also increased the Company’s working capital.

As of September 30, 2010, the Company had credit lines from commercial banks for $37,622,609, of which $23,887,371 was used at September 30, 2010. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2010 is as follows:

Capital requirements	Nine months Ended September 30, 2010 (In thousands)
Purchase of plant and equipment	$751
Purchase of construction in progress	-
Issuance of notes receivable	13,624
Repayments of short-term bank loans	26,554
Repayments of notes payable	7,956
Increase in restricted cash	3,964
Increase in cash	3,194
Other financing activities	932
Total capital requirements	$56,975

Capital provided
Internal cash provided by operation	7,395
Proceeds from short-term bank loan	23,620
Proceeds from notes payable	23,861
Repayments of notes receivable	2,275
Other financing activities	-
Total capital provided	$57,151

For further information, see the Statement of Cash Flows. The difference between capital provided and capital requirement is the effect of exchange rate changes over the past nine months

Cash Flow

Net cash flow provided by operating activities was $7,395,249 for the nine months ended September 30, 2010, as compared to net cash flow used in operating activities of ($5,237,399) in the same period in 2009. The increase of net cash flow provided by operating activities was mainly due to (i) the non-cash cost related to option, warrant and other financial derivative was $4,633,871 for the nine months ended September 30, 2010, much higher than $840,468 for the same period of last year; (ii) a net cash inflow of $5,230,579 for the nine months ended September 30, 2010 caused by the change of accounts payable, improved from a net cash inflow of $1,225,909 for the same period of last year, and (iii) a decrease in the cash outflow for inventory from ($11,232,447)  to ($5,403,855).

Net cash flow used in investing activities was ($12,099,838) for the nine months ended September 30, 2010 as compared to net cash flow provided by investing activities of $5,705,522 for the same reporting period in 2009. For the nine months ended September 30, 2010, the Company issued $13,623,804 in notes receivable, and collected $2,274,519 repayment of notes receivable, which caused a net cash outflow ($11,349,285) in notes receivable. While for the same period of last year, the Company recorded a net cash inflow $9,318,754 in note receivable, primarily due to the $28,545,269 repayment of notes receivable.

Net cash flow provided by financing activities was $8,074,348 for the nine months ended September 30, 2010, increased by $7,803,530 as compared to net cash flow provided by financing activities of $270,818 for the nine months ended September 30, 2009. Increase in cash flow provided by financing activities in this quarter was primarily due to net cash inflow from notes payable of $15,905,217.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On September 28, 2010, the Company’s wholly owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd., entered into a Joint Venture Agreement with Jinhua Bada Group and Tianneng Power International Co., Ltd.  The agreement was disclosed in a Current Report on Form 8-K, filed with the Securities Exchange Commission on October 12, 2010.  A copy of the agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6. Exhibits

Exhibit Number	Description
10.1	Joint Venture Agreement, dated September 28, 2010, by and among Jinhua Bada Group, Zhejiang Kandi Vehicles Co., Ltd., and Tianneng Power International Co., Ltd.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.
Date: November 15, 2010	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)