Form 10-K
period 2010-12-31
Kandi Technologies Corp
filed 2011-03-31
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(86-579) 82239856
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $30.34 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 27,433,934 shares of voting common stock with a par value of $0.001 outstanding at March 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: none.

TABLE OF CONTENTS

PART I

Item 1.	Business.	1-6
Item 1A.	Risk Factors.	7-16
Item 1B.	Unresolved Staff Comments.	16
Item 2.	Properties.	17
Item 3.	Legal Proceedings.	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18
Item 6.	Selected Financial Data.	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	29
Item 8.	Financial Statements and Supplementary Data.	29
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	32
Item 9A.	Controls and Procedures.	32
Item 9B.	Other Information.	33

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	34-35
Item 11.	Executive Compensation.	35-37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	37
Item 13.	Certain Relationships and Related Transactions and Director Independence.	37
Item 14.	Principal Accounting Fees and Services.	38

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	39

SIGNATURES		40

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Business”, Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Business.

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies, Corp. and its subsidiaries.

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

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals.

On December 31, 2010, Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed by joint venture with State Grid Power Corporation, Tianneng Power International, Inc. and Zhejiang Kandi Vehicles Co., Ltd. to establish the first China electric super-mini automobiles battery replacement services. The Company owns 30% of Jinhua Service.

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

Business Overview

General

Kandi’s products include off-road vehicles (which include ATVs, UTVs, and go-karts), motorcycles and mini-cars.

	The year ended December 31
	2010		2009
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	5,868	$3,716,893	5,433	$3,020,271
Super-mini car (EV)	1,618	6,800,000	1,892	8,478,424
Go-Kart	28,366	25,434,803	13,618	11,556,921
Mini Pick-up	-	-	1	4,364
Utility vehicles (UTVs)	2,270	4,839,256	3,171	8,477,828
Three-wheeled motorcycle (TT)	917	2,089,348	1,133	2,289,954
Total	39,039	$42,880,300	25,248	$33,827,762

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

Revenues from our ATVs experienced a significant increase of $696,622, or 23%, in year 2010 over the comparable fiscal years, which was attributable to 13.9% increase in the average unit price from $556 in 2009 to $633 in 2010 and slightly increased unit sales of 8%. During the fiscal year 2010, because the Company has successfully developed several new competitive models, in addition to the fact that the economy worldwide has recovered since 2009,  demand for ATVs increased significantly. Although the average unit price increased, the unit sales also increased.

In 2010, our Go-Karts experienced a significant increase in revenue of $13.9 million or 120% over the fiscal year 2009, which was mainly attributable to a 108% increase in unit sales from 13,618 units in 2009 to 28,366 units in 2010.  In year 2010, the good market condition, which benefitted from the world economic recovery from the financial crisis, created a large increase in demand, especially demand for middle and small size products, which had been suppressed during the financial crisis.

Revenues from our three-wheeled motorcycle (TT) dropped by $0.2 million, or 8.8%, from fiscal year 2009 to 2010, which was attributable to a decrease in unit sales of 19% from 1,133 units in 2009 to 917 units in 2010. In year 2010, the Company modified the model 250MB2, and increased its performance. As a result, the Company increased its unit price in 2010. As the main product of TT product line, the price increase of model 250MB2 caused the average unit price of TT products to increase by 12.7% in year 2010. During fiscal year 2010, unit sales of 250MB2 remained stable; however, unit sales of other models decreased, which caused the total sales to dropped in general.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $8,477,828 to $4,839,256. This 43% decrease is due to a 20% decrease in average unit price and a 28% drop in unit sales from 3,171 units in 2009 to 2,270 units in 2010. This significant drop is primarily because more competitors entered the UTV market in year 2010 after the UTV market recorded high profit in year 2009. Because of the high competition in this UTV market, the Company has reduced its price to maintain its competitive advantages. However, the severe competition still caused the Company to experience a significant sales drop in UTV products in year 2010.

Mini-Car Products

The global market potential for all-electric vehicles has been forecasted to reach up to 30 million units by 2015, according to the China Association of Automobile Manufacturers (CAAM). Governments such as China and the United States are beginning to see the important benefits pure Electric Vehicles bring to the environment as they approve subsidies for EV purchasers and manufacturers. Recent goals from both the Chinese and U.S. governments have included an annual production capacity of 500,000 alternative-energy vehicles by 2011 and 1,000,000 alternative-energy cars on the road by 2015, respectively.
Kandi began sales of its gas-powered Super-mini car, CoCo, in August 2008. The first generation  CoCo was designed for local neighborhood driving, with a 250cc single cylinder, 4-stroke water-cooled engine with a top speed of 25 mph, achieving 60 mpg. In 2009, the Company launched the battery powered all-electric CoCo. The electric CoCo (EV) is designed to achieve a top speed of 25 mph, and will have a driving range of 80 miles on a single full charge.

In 2010, revenues from our Super-mini car, which is known as the pure Electric Vehicle (EV) in China and CoCo elsewhere, dropped significantly by $1.7 million, or 20% from 2009, which was attributable to both a slight decrease in the average unit price of 6% from $4,481 in 2009 to $4,203 in 2010, and a decrease in unit sales of 14.5% from 1,892 units in 2009 to 1,618 units in 2010.

In fiscal year 2010, because the Chinese government is promoting the new energy cars, the Company shifted its focus market from the United States to China for the EV products. In the U.S market, because the U.S government’s subsidiary to electric powered cars is lower, the Company has reduced its sales price, which has affected EV’s sales revenues in the U.S market. At the same time, however the Chinese market needs time to develop. As a result, total sales dropped in year 2010 for the EV products. However, the Company expects significant growth in the sales of the pure Electric Vehicles in China and expects to expand the product line in the near term.

The Company ceased production of the Mini Pick-Up in 2009 and sold only one specially-manufactured vehicle in 2009. In year 2010, no Mini Pick-Up was sold.

The following table shows the breakdown of Kandi’s revenues from its customers by geographic markets based on the location of the distributors during the fiscal years ended December 31, 2010 and 2009:

	The Years Ended of December 31
	2010		2009
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$4,474,619	11%	$4,058,400	12%
Europe	497,910	1%	405,067	1%
China	37,907,771	88%	29,364,295	87%
Total	42,880,300	100%	33,827,762	100%

For the year ended December 31, 2010, sales to North America and sales to Europe increased in terms of volume. However, the percentage of those two markets as a percentage of total sales did not change significantly, which reflects the fact that the Company is expanding in all markets. In the year 2011, we expect continued sales growth in those regions, especially in China.  For the years ended December 31, 2010 and 2009, about 95% of sales to China are sales to Chinese export agents, who resell the Company’s products to North America, Europe, and other regions.

Development Activities

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

Most significantly, on April 30, 2010, China’s Ministry of Industry and Information and Technology qualified the Company’s low speed vehicle (KD5020X) for China’s energy conserving and new energy projects.   The vehicle was placed on its list of vehicles in its 10th catalogue of recommended car types which meet requirements for sales to the public.  On June 1, 2010, the Chinese Ministry of Finance (MOF) announced planned trial subsidies for China’s EV and hybrid car manufacturers of up to RMB 60,000 and RMB 50,000 (about $9,000 and $7,500), respectively, as part of an effort to stimulate purchases of these vehicles to help reduce emissions and gasoline consumption.  Additionally, the announcement indicated there will be government investment and policy support for EV infrastructure, such as battery charging stations.  The announcement noted that the trial will be initiated in five Chinese cities: Shanghai, Hangzhou, Changchun, Shenzen and Hefei.  On June 21, 2010, the Company announced that another EV product, Model KD 5010XXYEV, was also approved for sale in China, and this will likely be the primary model available to the EV buyers in China.

On July 16, 2010, the Company announced that construction of the first battery charging station was underway in Jinhua.  The State Grid Corporation of China, China’s largest electric power and transmission company, is funding the project and is responsible for construction, which is completed in November of 2010.

On October 5, 2010, the Company announced a joint venture with a subsidiary of China’s largest power transmission company, State Grid Power Corporation, and China’s leading lead motive battery maker, Tianneng Power International, Inc., to establish the first China EV battery replacement services Company.  Kandi’s 30% share of this Company is expected to provide an additional new revenue stream for Kandi’s  EVand recreational vehicles product lines.

On November 26, the Company opened Jinhua City’s first “Battery Charging Farm” and “Express Change” battery station for Kandi’s pure EVs and launched consumer EV sales in Jinhua. The Company immediately sold out the first 20 EVs available in Jinhua on the day of launch with the anticipated local subsidies. This marks the beginning of commercial sales of pure EV car in China.

On December 13, 2010, the Company announced it is making efforts to develop its “Express Change” EV model and EV sales in a second city -- the nearby major metropolis of Hangzhou. Hangzhou, less than 80 miles from the Company’s home base in Jinhua, is the capital city of Zhejiang province where the Company locates.  Hangzhou is one of the five original pilot cities selected by the Chinese government to be eligible for national subsidies to promote the sale of new energy vehicles and has grasped the opportunity by taking several significant related initiatives. These include announcing plans for a variety of additional locally funded subsidies to be paid directly to renters and buyers of pure EVs (up to $9000 or RMB 60,000) and hybrid vehicles (up to $7500 or RMB 50,000).  Additionally, the local government in Hangzhou has announced plans to build a network of EV infrastructure to serve the more than 8.1 million residents of this large (6,505 square miles) and very prosperous (per capita GDP $10,972) city. The city has announced it intends to build four centralized battery charging stations, 38 changing stations, 145 distribution centers and 3,500 sets of charging poles to support both hybrid and pure EV sales. To better promote the sales of pure EVs in Hangzhou, the Company also opened a new corporate office.

On December 17, 2010, the Company announced it has expanded its “Express Change” Pure EV line with the development of a new lithium ion battery powered model, the KD5011. The Company also confirmed that with its appearance on the Vehicle Manufacturers and Products List published by the Ministry of Industry and Information China, the new KD5011 is eligible for national subsidies of up to RMB 60,000 (US$9,000) per vehicle in all “pilot” cities designated as such to date by the Chinese government. The new KD5011 EV operates with “Express Change” lithium ion (lithium iron phosphate) batteries which, like the Company’s KD5010, can be safely and quickly replaced by professionals in authorized “Express Change” battery stations. In the Kandi EV model, Pure EVs are sold without batteries to effectively lower the consumer purchase price and eliminate battery maintenance and charging responsibilities, and “Express Change” stations are positioned throughout a city to extend the vehicles’ driving range. As compared with the KD5010 currently manufactured by the Company, which operates with lead-acid rechargeable batteries and has a driving range of 100-150 km per charge, the driving range per charge of the new KD5011 is increased to up to 200-230 km.

Sales and Distribution

Kandi’s sales are made through third-party distributors, which distribute Kandi’s products to local wholesalers and retail dealers. Worldwide, Kandi sells its products through ten main independent distributors for off-road vehicles.

Components and Parts, Raw Materials and Sources of Supply

Kandi manufactures the frames of its vehicles and assembles the vehicles in its factory in Jinhua, China.  Other components and parts, such as engines, shock absorbers, electrical equipment and tires, are purchased from numerous suppliers.  The principal raw materials used by Kandi are steel plate, aluminum, special steels, steel tubes, paints, and plastics, which are purchased from several local suppliers.  The most important raw material purchased is steel plate. There is only one supplier who accounted for more than 5% of the Company’s purchases of major components and parts and principal raw materials during the fiscal year ended December 31, 2010. Kandi does not have and does not anticipate having any difficulty in obtaining its required materials from suppliers and considers its contracts and business relations with the suppliers to be satisfactory.

Seasonality

Kandi’s Super-mini car, motorcycle and off-road vehicle businesses have historically experienced some seasonality.  However, this seasonality has not generally been material to our financial results.

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

Employees

As of December 31, 2010, Kandi had a total of 475 full time employees. None of our employees are represented by any collective bargaining agreements.

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

Kandi’s motorcycles are also subject to EPA and CARB emission standards. Kandi believes that its motorcycles have always complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008 which the Company met. The EPA adopted the CARB emission limits in a January 2004 rule that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis.

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

Kandi believes that its off-road vehicles, motorcycles and Super-mini cars have always complied with applicable emission standards and related regulations in the United States and internationally. Kandi is unable to predict the ultimate impact of the adopted or proposed regulations on Kandi and its business.

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

Kandi’s products are also subject to international standards related to safety in places where it sells its products outside the United States. Kandi believes that its motorcycles and Super-mini cars have always complied with applicable safety standards in the United States and internationally.

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

Through our machinery production operations, we may be subject to claims of product defects and/or product liability arising in the ordinary course of business. These claims are common to the machinery production industry and can be costly.

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

The Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) are defendants in two lawsuits alleging product defects as described below at “Legal Proceedings”. While the Company and Kandi Vehicles have denied liability and will vigorously defend the lawsuits, and the Company believes it has no liability, an adverse decision could have a material adverse affect on the Company.

The vehicle machinery industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

The vehicle machinery industry is highly competitive, and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which have significantly greater financial, marketing and other resources than we have. Competition may reduce our pricing structures, potentially causing us to lower our prices, which may adversely impact our profits. New or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

Our high concentration of sales to relatively few customers may result in significant uncollectible accounts receivable exposure, which may adversely impact our liquidity, business, results of operations and financial condition.

At December 31, 2010, the first two customers aggressively accounted for 81% and 81%, respectively, of our sales and accounts receivable. Due to the concentration of sales to relatively few customers, we face credit exposure from our customers and may experience uncollectible receivables from these customers should they face financial difficulties. If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.

The Company’s major customers for the year ended December 31, 2010 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Twelve Months Ended December, 31, 2010	Twelve Months Ended December, 31, 2009	December 31, 2010	December 31, 2009
Company A	46%	-	61%	-
Company B	35%	56%	20%	92%
Company C	15%	9%	14%	7%
Company D	1%	-	4%	-

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. As of December 31, 2010 and 2009, one supplier accounted for 84% and 80% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

The Company’s major suppliers for the twelve months ended December 31, 2010 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Twelve Months Ended December, 31, 2010	Twelve Months Ended December, 31, 2009	December 31, 2010		December 31, 2009
Company E	84%	80%	26%		-
Company F	2%	1%	4%		5%
Company G	1%	1%	3	%-	-
Company H	1%	1%	1%		4%
Company I	1%	1%	4%		3%

General economic conditions may negatively impact our results.

The consumption of entertainment products, such as go-karts, and Super-mini cars depends on continued economic growth. Although there are more and more signs of economy recovery, the uncertainty of the current economic environment remains. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer qualified applicants for job openings in our facilities. Higher wages, related labor costs and other increasing cost trends may negatively impact our results.

Risks Related to Doing Business in China

Changes in political and economic conditions may affect our business operations and profitability.

Since our business operations are primarily located in China, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

China’s government started implementing its economic reform policy in 1978, which enabled China’s economy to gradually transform from a “planned economy” to a “socialist market economy.” In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since experienced accelerated development of a market economy. A noteworthy recent phenomenon is that non-state owned enterprises, such as private enterprises, play an increasingly important role in the Chinese economy and the degree of direct control by the PRC government over the economy is gradually declining.

While the Chinese government has not halted its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China may fundamentally impact China’s economic reform policies, and thus the Company’s operations and profits may be adversely affected.

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

China’s legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Previous court decisions may be cited as persuasive authority but do not have a binding effect. Since 1979, the PRC government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, since these laws and regulations are relatively new, and the PRC legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us.

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. The legal system in China cannot provide investors with the same level of protection as in the U.S. The Company is governed by the law and regulations generally applicable to local enterprises in China. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections of foreign investors.

Changes in Currency Conversion Policies in China may have a material adverse effect on us.

Renminbi (“RMB”) is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity’s current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

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

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, almost all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Relating to Ownership of Our Securities

 Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NASDAQ Capital Market and NASDAQ Global Market have been volatile in the past and have experienced sharp share price and trading volume changes. Although our stock is listed on the NASDAQ Global Market, the trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

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

Excelvantage Group Limited controls approximately 38.8% of our outstanding shares of common stock as of December 31, 2010. As a result, Excelvantage Group Limited could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our common shares may become thinly traded and you may be unable to sell your shares readily

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although our trading volume has increased gradually in recent years, our stock has historically been sporadic or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Substantial exercise of warrants could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

As of December 31, 2010, there are 2,827,975 shares of warrants outstanding. If the warrant holders exercise the warrants and sell a substantial number of shares of our Common Stock in the future, or if investors perceive that these sales may occur, the market price of our Common Stock could decline or market demand for our Common Stock could be sharply reduced. The exercise of warrants and subsequent sale of a substantial number of shares of our Common Stock could also adversely affect demand for, and the market price of, our Common Stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

Antidilution and other provisions in the warrants issued to the investors may also adversely affect our stock price or our ability to raise additional financing.

The warrants issued to the institutional holders described above contain antidilution provisions that provide for adjustment of the warrant exercise price, and the number of shares issuable under the warrants, upon the occurrence of certain events. If we issue shares of our Common Stock, or securities convertible into our Common Stock, at prices below the exercise price, as applicable, the warrant exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrants and will depend on the number of shares issued and the offering price of the subsequent issuance of securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our Common Stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Moreover, we may not realize any cash proceeds from the exercise of some warrants. A holder of the warrant may opt for a cashless exercise of all or part of the warrant under certain circumstances. In a cashless exercise, the holder of the warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

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

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, to the extent that we need to convert U.S. dollars we receive from financings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

If the Company were to be delisted from NASDAQ, our common stock could be subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently listed on the NASDAQ Global Market. We must comply with numerous NASDAQ Market Place rules in order to maintain the listing of our common stock on NASDAQ. There can be no assurance that we can continue to meet the requirements to maintain the NASDAQ listing of our common stock. If we are unable to maintain our listing on NASDAQ, the market liquidity of our common stock may be severely limited.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

On January 21, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold to these investors $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 1,379,147 shares of the Company’s common stock. As of December 31, 2010, $9,999,000 senior secured convertible notes have been converted to common stock.

On December 21, 2010, we agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of common stock.

As of December 31, 2010, all the warrants mentioned above have not been exercised. The exercise of these warrants will result in dilution.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

All land in the PRC is owned by the government and cannot be sold to or owned  by any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

●	grant of the right to use land;

●	assignment of the right to use land;

●	lease of the right to use land; and

●	allocated land use rights

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

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

Kandi has the following granted land use rights:

Location	Area (square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72900.90	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39490.64	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2
Zhejiang Jinhua Industrial Park	46650.70	Dec 30, 2003 - Dec 30, 2053	10-15-0-16
Zhejiang Jinhua Industrial Park	37515.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-17
Zhejiang Jinhua Industrial Park	49162.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-18
Zhejiang Jinhua Industrial Park	19309.00	Dec 07, 2009 - Dec 07, 2059	10-15-0-33

Item 3. Legal Proceedings.

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”), Kandi Investment Group, SunL and other parties, and they are related to two persons died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by the Kandi Vehicles.  Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group is unrelated to the Company or its affiliates.

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles, Kandi Investment and other parties but not the Company. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals has since ordered the plaintiff to show cause why the appeal should not be dismissed.

The Company intends to defend these cases vigorously and has the confidence to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCBB under the symbol “KNDI” on July 6, 2007. Prior to this date, no liquid market had existed for our common stock. Our common stock began trading on the NASDAQ Capital Market on March 18, 2008, and on January 10, 2011, our common stock began trading on NASDAQ Global Market. The following are the high and low bid prices for our common stock for each quarter from July 6, 2007 to December 31, 2010.

	HIGH	LOW
FISCAL 2010
Fourth Quarter (through December 31, 2010)	$7.25	$4.10
Third Quarter (through September 30, 2010)	$4.45	$2.90
Second Quarter (through June 30, 2010)	$5.19	$2.75
First Quarter (through March 31, 2010)	$6.75	$3.24
FISCAL 2009
Fourth Quarter (through December 31, 2009)	$6.20	$1.78
Third Quarter (through September 30, 2009)	$2.47	$1.10
Second Quarter (through June 30, 2009)	$1.74	$0.78
First Quarter (through March 31, 2009)	$1.05	$0.46
FISCAL 2008
Fourth Quarter (through December 31, 2008)	$2.40	$0.72
Third Quarter (through September 30, 2008)	$4.30	$1.75
Second Quarter (through June 30, 2008)	$7.25	$4.09
First Quarter (through March 31, 2008)	$5.65	$4.28
FISCAL 2007
Fourth Quarter (through December 31, 2007)	$5.30	$3.72
Third Quarter (through September 30, 2007)	$4.25	$3.25

Holders of Common Stock

As of March 25, 2011, there were 3,837 record holders of our common stock.

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

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were $152,278 in write downs in 2009 for slow moving inventory in the year ended December 31, 2009, and no declines in net realizable value of inventory for the year ended of December 31, 2010.

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

Policy affecting options, warrants and convertible notes

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

The fair value of warrants, which is classified as liability, is estimated using a Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect as of December 31, 2010. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses as interest expense. .

Company determined that the fair value of equity based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recent Accounting Pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

●	That has all the attributes of an investment company; or

●	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2010 and 2009:

For The Years Ended
December 31, 2010 and 2009

	2010		2009		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Change in Amount	Change In %
REVENUES	$42,880,300	100.0%	$33,827,762	100.0%	$9,052,538	27.8%
COST OF GOODS SOLD	(33,257,851)	(77.6)%	(25,613,087)	(75.7)%	(7,644,764)	(29.9)%
GROSS PROFIT	9,622,449	22.4%	8,214,675	24.3%	1,407,774	17.1%
Research and Development	1,908,134	4.5%	2,341,393	6.9%	(433,259)	(18.5)%
Selling and Marketing	1,120,739	2.6%	1,023,210	3.0%	97,529	9.5%
General and Administration	3,371,829	7.9%	2,573,509	7.6%	798,320	31.0%
INCOME FROM OPERATIONS	3,221,747	7.5%	2,276,563	6.7%	945,184	41.5%
Government Grants	351,343	0.8%	127,347	0.4%	223,996	175.9%
Investment Income	(1,771)	0.0	-	0.0%	(1,771)	(100.0)%
Other Income, Net	761,960	1.8%	361,745	1.1%	400,215	110.6%
Interest Expense, Net	(2,153,018)	(5.0)%	(1,478,276)	(4.4)%	(674,742)	45.6%
Change in Fair Value of Financial Instruments	(2,725,987)	(6.4)%	-	-	(2,725,987)	(100.0)%

(LOSS) INCOME BEFORE INCOME TAX	(545,726)	(1.3)%	1,287,379	3.9%	(1,833,105)	(142.4)%
INCOME TAX (EXPENSE) BENEFIT	(405,713)	(0.9)%	(287,578)	(0.9)%	(118,135)	(41.1)%
NET INCOME	$(951,439)	(2.2)%	$999,801	3.0%	$(1,951,240)	(195.2)%

Revenues

For the twelve months ended December 31, 2010, our revenue increased by 26.8%, from $33,827,762 to $42,880,300 year over year. This was primarily due to the continued strengthening of the Company’s traditional recreational vehicle market, led by a 120% year over year increase in go kart sales and 23% year over year increase in sales of the ATV, primarily in the U.S.  While sales of other recreational products were weaker than anticipated, the Company anticipates gradual strengthening in the year ahead.  The Company also is continuing to focus on developing what it sees as a potentially large new market for certain of its recreational vehicles in its domestic market, as part of a continuing goal to shift 50% of product sales to China over time.

Revenues from our ATVs experienced a significant increase of $696,622, or 23%, in year 2010 over the comparable fiscal years, which was attributable to 13.9% increase in the average unit price from $556 in 2009 to $633 in 2010 and slightly increased unit sales of 8%. Although the average unit price and unit sales increased during the fiscal year for the Company’s ATV products, demand has also increased significantly due to the development of several new competitive models and a global economic recovery since 2009.

In 2010, revenues from our Super-mini car, which is known as the pure Electric Vehicle (EV) in China and CoCo elsewhere, dropped significantly by $1.7 million, or 20% from 2009, which was attributable to both a slight decrease in the average unit price of 6% from $4,481 in 2009 to $4,203 in 2010, and a decrease in unit sales of 14.5% from 1,892 units in 2009 to 1,618 units in 2010.  With respect to EV sales, the Company believes the strengthening of the RMB versus the dollar has had a negative effect in recent months on U.S. sales of its “CoCo”.  The Company has shifted the focus of its EV sales to China, where we are pursuing our new EV business model, consisting of a network of “express charge” battery stations, combined with various government incentives, including national and local subsidies, for the purchase of EVs.  While the Company, anticipates a modest recovery for “CoCo” EV sales in the U.S., it is focusing on expanding retail sales of EVs in Jinhua, after the anticipated completion of the “battery farm” and several battery “express change” stations. The Company anticipates the development of additional EV model cities and expanded sales of EVs in China, as well as additional sales in Europe.

In 2010, our Go-Karts experienced a significant increase in revenue of $13.9 million or 120% over fiscal year 2009, which was mainly attributable to a 108% increase in unit sales from 13,618 units in 2009 to 28,366 units in 2010.  In year 2010, the improved market condition, which had been suppressed during the financial crisis, benefited from the world economic recovery, and created a large increase in demand, especially for middle and small size products.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $8,477,828 to $4,839,256. This 43% decrease is due to a 20% decrease in average unit price and a 28% drop in unit sales from 3,171 units in 2009 to 2,270 units in 2010. This significant drop is primarily because more competitors entered the UTV market in year 2010 after the UTV market recorded high profit in year 2009. Because of the high competition in this UTV market, the Company has reduced its price to maintain its competitive advantages. However, the severe competition still caused the Company to experience a significant sales drop in UTV products in year 2010.

Revenues from our three-wheeled motorcycle (TT) dropped by $0.2 million, or 8.8%, from fiscal year 2009 to 2010, which was attributable to a decrease in unit sales of 19% from 1,133 units in 2009 to 917 units in 2010. During the year, the Company modified the model 250MB2 and increased its performance. As a result, the Company increased its unit price in 2010. Given that this model became the main product of the TT product line, the price increase of model 250MB2 caused the average unit price of TT products to increase by 12.7% in year 2010. During fiscal year 2010, unit sales of 250MB2 remained stable, however, unit sales of other models decreased, which caused total sales to drop.

The Company ceased production of the Mini Pick-Up in 2009 and sold only one specially-manufactured vehicle in 2009. In year 2010, no Mini Pick-Up was sold.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the twelve months ended December 31, 2010 and 2009:

	The year ended December 31
	2010		2009
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	5,868	$3,716,893	5,433	$3,020,271
Super-mini car (EV)	1,618	6,800,000	1,892	8,478,424
Go-Kart	28,366	25,434,803	13,618	11,556,921
Mini Pick-up	-	-	1	4,364
Utility vehicles (UTVs)	2,270	4,839,256	3,171	8,477,828
Three-wheeled motorcycle (TT)	917	2,089,348	1,133	2,289,954
Total	39,039	$42,880,300	25,248	$33,827,762

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2010 was $33,257,851 representing a 29.9% increase from $25,613,087 last year, which corresponds to the increase in sales. Cost of goods sold as a percentage of revenues was 77.6% for 2010 as compared to 75.7% for the year 2009, which reflects the increased price of raw manufacturing materials, as compared to those of the previous year.

Gross profit

Gross profit increased by $1,407,774, or 17.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase reflected higher net sales and increased cost of goods sold across our businesses, which caused the increase in gross profit to lag behind the increase in revenue. As a percent of revenue, gross profit decreased to 22.4% in 2010 compared to 24.3% in 2009, due to increases in raw material costs relative to the prices of our products.

Selling and Marketing

Selling and marketing expenses, which include distribution expenses and a one-time expense associated with issuing options to purchase shares of the Company’s common stock to two consultants as compensation for providing business development services, increased 9.5% during the fiscal year ended December 31, 2010, rising from $1,023,210 in 2009 to $1,120,739 in 2010.  This increase is primarily due to the effect of the one-time option issuing cost mentioned above, which was $808, 223 and $673,265 during the years ended December 31, 2010 and 2009 respectively.  Excluding this one-time expense, selling and marketing expenses decreased $37,429 primarily due to the $78,773 decrease in advertising expense, which was partially offset by an increase in shipping and packaging costs of $36,393, compared to the same period of 2009, due primarily to the increased sales in 2010.

General and Administrative

General and administrative expenses increased 31% during the fiscal year ended December 31, 2010, from $2,573,509 to $3,371,829. In addition to cash cost related to general and administrative expenses,  in 2010, the general and administrative expenses included $549,494 in expenses for common stock awards to consultants for financing and investor relations services. Additionally, the general and administrative expenses also included $630,350 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $1,155,642. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the year ended December 31, 2010 was $2,191,985, increased 54.6% from $1,417,867 for the same period of 2009, primarily due to the increase of expenses incurred by the Company’s increased activities in investor relations and capital markets compared to the same period of 2009.

Research and Development

For the year ended December 31, 2010, research and development expenses decreased $433,259 , or 18.5%, to $1,908,134 from $2,341,393 for the year ended December 31, 2009. The decrease is attributed to a significant curtailment of research and development expenses associated with the electric-powered super-mini car (EV). However, the Company is committed to continue investing in research and development for new models and new products.

Government grants

Government grants totaled $351,343 for the year ended December 31, 2010, representing a 175.9% increase over the same period in 2009, primarily due to the PRC government’s grant of subsidies for research related to electric-powered vehicle, and for enterprises with technology innovation.  The government grants consist of $118,999 in subsidies for supporting companies that have competitive advantages, and $232,344 in subsidies for supporting technological innovation and patent application.  Our electric-powered vehicles (EV) will continue to be our focus product in 2011.

Other Income, Net

Net other income was $761,960 for the year ended December 31, 2010, compared to $361,745 for the year ended December 31, 2009, an increase of $400,215 or 110.6%.  This increase is primarily the result of write off $662,498 of other payables which had not been claimed for more than 3 years as of December 31, 2010.

Interest Expense, Net

Net interest expense was $2,153,018 for the year ended December 31, 2010, compared to $1,478,276 for the year ended December 31, 2009, an increase of $674,742, or 45.6% due to interest expenses related to Convertible Notes. For the fiscal year ended December 31, 2010, the interest expense for the Convertible Notes was $355,727, and the interest expense incurred by the amortization of debt discount was $855,696. However, excluding the effects of interest expense related to Convertible Notes and warrants, the interest expense for this reporting period was $941,595, a decrease of 36.3% from $1,478,276 for the same period of 2009, primarily due to higher interest income generated from Notes receivable. As of the date of this Form 10-K filing, all but $1,000 of the Convertible Notes have already been converted.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2010, the non-cash expense caused by change in fair value of financial instruments was $2,725,987, among which $2,218,530 was due to the change of fair value in warrants, and $507,457 was due to the change of fair value in conversion features embedded in Convertible Notes. There were no comparable expenses for changes in fair value of financial instruments for the prior year.

Income Taxes

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate of Kandi is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, for which the tax rate is 12.5%. The Company had a tax expense of $405,713 for the year ended December 31, 2010 and had a tax expense of $287,578 for the year ended December 31, 2009.

Net (Loss) Income

Net loss for the year ended December 31, 2010 was $951,439, compared to a net income $999,801 in year 2009. This change is primarily due to the significant non-cash expense caused by the changes to the fair value of Warrants issued to investors in Convertible Notes and placement agents, and the changes of fair value of conversion features embedded in Convertible Notes.

Excluding the effects of option related expenses, the Convertible Note’s interest expense, the effect caused by amortization of discount on Convertible Notes, and the change of the fair value of financial derivatives, for the fiscal year ended December 31, 2010, the Company’s net income was $4,975,809, up 76% as compared with net income of $2,828,708 for the same period of 2009 excluding the same effects. This increase is primarily due to the increase of gross profit, government grants and other income.

As of the date of this Form 10-K filing, all but $1,000 of the Convertible Notes have already been converted.

Summary of 4th Quarter Results

For the three months ended December 31, 2010, our revenue decreased by 2.5% from $14,716,645 to $14,345,368, mainly due to the Company’s shift in its market focus from the United States to China for EV products.  The cost of goods sold decreased 0.4% during the same period, while gross profit decreased $326,776, or 9.5% from 3,430,635 of the corresponding period of last year to $3,103,859 in the fourth quarter of 2010.

For the three months ended December 31, 2010, the general and administrative expenses increased 74.9% to $1,061,582, mainly because of the fees incurred for the financing activities that occurred in December 2010. Research and development expenses increased 23.9% primarily due to additional efforts on new ATV products and quality improvements on existing products. For the three months ended December 31, 2010, we incurred a non-cash charge of $1,923,103 relating to the change in fair value of financial instruments, which was not present for the same period of 2009.

Given the increase in expenses, the company recorded a net loss of $219,138, compared to net income of $780,520 for the same period of last year. Excluding the effects of option related expenses, Convertible Notes’ interest expense, the effects caused by the amortization of discount on Convertible Notes, and the change of the fair value of financial derivative, for the three months ended December 31, 2010, the Company recorded a net income of $1,940,413, a 9.7% increase from net income of $1,768,960 for the same period of 2009, excluding the same effects.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash provided by operating activities was $4,440,551 for the year ended December 31, 2010, as compared to net cash used in operating activities of $8,531,606 for the year ended December 31, 2009. The difference is mainly attributable to the $2,727,758 non-cash expenses resulting from the change in fair value of financial instruments, depreciation and amortization expense of $4,714,058, and non-cash option issue cost of $1,438,573. In addition, For the year ended December 31, 2010, the change in accounts receivable and accounts payable caused a net cash outflow of $1,572,489 and a net cash inflow of $1,514,332 respectively, compared to a net cash outflow of $7,141,861 and $4,653,358 respectively for the same reporting period of 2009.

Net cash used in investing activities was $25,821,359 for the year ended December 31, 2010 as compared to net cash flow provided by investing activities of $5,864,137 for the same reporting period in 2009. This was primarily due to a net cash outflow from notes receivable of $21,966,427, as compared to a net cash inflow in notes receivable of $10,995,353 for the same period last year.

Net cash flow provided by financing activities was $28,960,121 for the year ended December 31, 2010, as compared to net cash flow provided by financing activities of $2,057,648 for the same period of 2009. This change during the year ended December 31, 2010, is primarily attributable to the Company’s completion of two rounds of financing through direct stock market financing and converting the Convertible Notes.

Working Capital

The Company had a working capital surplus of $18,522,694 at December 31, 2010, which was an improvement from a working capital deficit of $12,102,868 as of December 31, 2009, which was principally due to the Company’s issuance of $10,000,000 long-term Convertible Notes in January 2010 and an additional equity offering, which raised $16,649,996 in December 2010. The Company used part of these proceeds in the Company’s working capital.

As of December 31, 2010, the Company has credit lines from commercial banks for $38,113,676, of which $28,434,012 was used at December 31, 2010. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and the short-term bank loans will be available on normal trade terms if needed.

Off-balance Sheet Arrangements

(a)	Guarantees and Pledged collateral for third party bank loans

As of December 31, 2010, the Company provided guarantee for the following third parties:

(1)	Guarantees for bank loans

Zhejiang Kangli Metal Manufacturing Company.	$4,537,342
Zhejiang Mengdeli Electric Co., Ltd.	2,571,161
Zhejiang Shuguang industrial Co., Ltd.	6,049,790
Zhejiang Yiran Auto Sales Company (Among $756,223 subsequently released on March 22, 2011)	1,512,447
Wuyi Qilong Vehicle Co., Ltd. (subsequently released on March 10, , 2011)	1,361,203
Zhejiang Taiping Trade Co., Ltd	3,478,629
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,024,895
Nanlong Group Co., Ltd.	3,024,895
Total	$25,560,362

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,537,342 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 8, 2010 to December 8, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,571,161 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On June 7, 2010 and December 7, 2010, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from  Shenzhen Development Bank and Huaxia Bank Hangzhou branch in the amount of $3,024,895 and 3,024,895 respectively by Zhejiang Shuguang industrial Co., Ltd.. (“ZHICL”) for the period from June 7, 2010 to June 7, 2011 and December 7, 2010 to December 7, 2011 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On April 7, 2010 and September 29, 2010, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch Bank of Hangzhou and in the amount of $756,234 and 756,233 respectively by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period from April 7, 2010 to March 22, 2011 and September 29, 2010 to September 29, 2011 respectively. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

On March 11, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Rural credit cooperatives in the amount of $1,361,203 by Wuyi Qilong Vehicle Co., Ltd. (“WQVCL”) for the period from March 11, 2010 to March 10, 2011. WQVCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of WQVCL under the loan contract if WQVCL fails to perform its obligations as set forth in the loan contract.

On May 26, 2009, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,478,629 by Zhejiang Taiping Trade Co., Ltd (“ZTTCL”) for the period from May 26, 2009 to May 26, 2011. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract if ZTTCL fails to perform its obligations as set forth in the loan contract.

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,024,895 byZhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 8, 2010 to December 8, 2011. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On September 13, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $3,024,895 by Nanlong Group Co., Ltd. (“NGCL”) for the period from September 13, 2010 to September 12, 2010. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2)	Guarantees for Bank notes:

Zhejiang Kangli Metal Manufacturing Company. (subsequently released on March 15, 2011)	$1,512,448
Zhejiang Mengdeli Electric Co., Ltd.	1,209,958
Total	2,722,406

On March 15, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank note borrowed from Industrial Bank Yonkang branch in the amount of $1,512,448 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from March 15, 2010 to March 15, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,209,958 by Zhejiang Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)	Pledged collateral for a third party’s bank loans

As of December 31, 2010, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd. ‘s bank loans of $6,745,516 and bank note of $1,209,958:
Land use rights net book value	$6,834,897
Plant and equipment net book value	$4,634,487

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given.  It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. These companies provided guarantees for the Company’s bank loans as well. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. For details of the guarantees, see Note 15 and Note 20 to the Company’s Consolidated Financial Statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES

CONTENTS
PAGE	F-1-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES	F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGES	F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-9-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : +852 2851 7954
Fax: +852 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To: The board of directors and stockholders of
Kandi Technologies, Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies, Corp. and subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies, Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 31, 2011	Certified Public Accountants

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$7,754,166	$218,207
R Restricted cash	17,398,087	5,704,984
Accounts receivable	16,999,430	14,879,968
InInventories	5,886,506	5,382,760
Notes receivable	24,865,989	2,267,599
Other receivables	814,327	321,336
Prepayments and prepaid expenses	97,298	30,083
Due from employees	36,385	28,228
Advances to suppliers	188,585	1,164,672
Marketable securities (trading)	300,675	-
Due from related party		-
Total Current Assets	74,341,448	29,997,837

LONG-TERM ASSETS
Plant and equipment, net	23,911,626	23,146,833
Land use rights, net	10,833,452	10,719,528
Construction in progress	-	-
Deferred taxes	255,948	207,747
Investment in associated companies	272,241	-
Total Long-Term Assets	35,273,267	34,074,108

TOTAL ASSETS	$109,614,715	$64,071,945

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2010	2009
CURRENT LIABILITIES
Accounts payable	$6,452,652	$4,738,543
Other payables and accrued expenses	794,625	1,871,020
Short-term bank loans	28,434,012	26,326,566
Customer deposits	82,127	39,371
Notes payable	19,039,898	7,931,540
Income tax payable	127,339	201,564
Due to employees	12,767	88,306
Due to related party	841,251	841,251
Deferred taxes	34,083	62,544
Total Current Liabilities	55,818,754	42,100,705

LONG-TERM LIABILITIES
Note payable, net of discount of $730 and $0 as of December 31, 2010 and 2009 respectively	270	-
Financial derivate - liability	9,321,553	-
Total Long-Term Liabilities	9,321,823	-

TOTAL LIABILITIES	65,140,577	42,100,705

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized;27,396,101 and 19,961,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	27,396	19,961
Additional paid-in capital	31,090,100	8,967,012
Retained earnings (the restricted portion is $1,319,067 and $890,912 at December 31, 2010 and December 31, 2009, respectively)	10,095,560	11,046,999
Accumulated other comprehensive income	3,261,082	1,937,268
TOTAL STOCKHOLDERS’ EQUITY	44,474,138	21,971,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,614,715	$64,071,945

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES, NET	$42,880,300	$33,827,762

COST OF GOODS SOLD	33,257,851	25,613,087

GROSS PROFIT	9,622,449	8,214,675
Research and development	1,908,134	2,341,393
Selling and marketing	1,120,739	1,023,210
General and administrative	3,371,829	2,573,509
INCOME FROM CONTINUING OPERATIONS	3,221,747	2,276,563
Interest income	769,942	333,654
Interest expense	(2,922,960)	(1,811,930)
Government grants	351,343	127,347
Investment income	(1,771)	-
Other, net	761,960	361,745
Change in fair value of financial instruments	(2,725,987)	-

(LOSS) INCOME BEFORE INCOME TAXES	(545,726)	1,287,379

INCOME TAX EXPENSE	(405,713)	(287,578)

NET INCOME	(951,439)	999,801

OTHER COMPREHENSIVE INCOME

Foreign currency translation	1,323,814	712,134

COMPREHENSIVE INCOME	$372,375	$1,711,935

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	22,173,550	19,961,000

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	22,173,550	21,478,717

NET INCOME PER SHARE, BASIC	$(0.04)	$0.05

NET INCOME PER SHARE, DILUTED	$(0.04)	$0.05

See notes to consolidated financial statements

 KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2008	19,961,000	$19,961	$7,138,105	$10,047,198	$1,225,134	$18,430,398

Stock option issuance	-	-	1,828,907	-	-	1,828,907
Foreign currency translation gain	-	-	-	-	712,134	712,134
Net income	-	-	-	999,801	-	999,801
BALANCE AT DECEMBER 31, 2009	19,961,000	$19,961	$8,967,012	$11,046,999	$1,937,268	$21,971,240

Stock issuance, warrant and stock option exercise	7,435,101	7,435	23,994,514	-	-	24,001,949
Warrant issuance			(3,309,999)			(3,309,999)
Stock option issuance	-	-	1,438,573	-	-	1,438,573
Foreign currency translation gain	-	-	-	-	1,323,814	1,323,814
Net income	-	-	-	(951,439)	-	(951,439)
BALANCE AT DECEMBER 31, 2010	27,396,101	$27,396	$31,090,100	$10,095,560	$3,261,082	$44,474,138

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(951,439)	$999,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,714,058	3,436,004
Provision for doubtful accounts		-
Deferred taxes	(62,231)	(19,460)
Change in value of financial instruments	2,725,987	-
Loss in investment	1,771	-
Notes and warrant issuance payments	(1,992,250)	-
Option issue cost	1,438,573	1,828,907

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(1,572,489)	(7,141,861)
Inventories	(312,357)	(2,166,048)
Other receivables	(470,573)	(31,284)
Due from employees	(83,633)	69,367
Prepayments and prepaid expenses	923,818	(1,133,979)
Marketable equity securities (trading)	(293,269)	-

Increase (Decrease) In:
Accounts payable	1,514,332	(4,653,358)
Other payables and accrued liabilities	(1,101,042)	717,365
Customer deposits	40,394	(638,515)
Income tax payable	(79,099)	201,455
Net cash (used in) provided by operating activities	4,440,551	(8,531,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(3,589,396)	(1,856,993)
Addition to construction in progress	-	(2,382,372)
Investment in a subsidiary, net of cash acquired	(265,536)	-
Issuance of notes receivable	(24,253,579)	(10,013,921)
Repayments of notes receivable	2,287,152	21,009,274
Purchase of land use right	-	(891,851)
Net cash provided by (used in) investing activities	(25,821,359)	5,864,137

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(11,215,423)	6,873,207
Proceeds from short-term bank loans	43,370,828	32,159,605
Repayments of short-term bank loans	(42,190,669)	(32,013,425)
Proceeds from notes payable	38,897,363	19,475,495
Repayments of notes payable	(28,325,317)	(24,654,718)
Repayments of advances to related parties	-	217,484
Option exercise	1,774,343	-
Stock market financing and Note conversion	26,648,996	-
Net cash provided by financing activities	28,960,121	2,057,648

NET DECREASE IN CASH AND CASH EQUIVALENTS	7,579,313	(609,821)
Effect of exchange rate changes on cash	(43,354)	686,648
Cash and cash equivalents at beginning of year	218,207	141,380
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,754,166	$218,207

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$484,812	105,474
Interest paid	$1,507,261	$1,566,904

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the years ended December 31, 2010 and 2009, $0 and $ 4,299,554 were transferred from construction in progress to plant and equipment, respectively.

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals.

On December 31, 2010, Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed by joint venture with State Grid Power Corporation, Tianneng Power International, Inc. and Zhejiang Kandi Vehicles Co., Ltd. to establish the first China electric super-mini automobiles battery replacement services. The Company owns 30% of Jinhua Service.

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are made to dealers in Asia, North America, Europe and Australia.

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $18,522,694 at December 31, 2010. The Company raised $10,000,000 by issuance of long-term Convertible Notes with warrants in January 2010 and $16,649,996 by issuance of common stock with warrants in December 2010. The Company used part of these proceeds as working capital.

As of December 31, 2010, the Company has credit lines from commercial banks for $38,113,676, of which $28,434,012 was used at December 31, 2010. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Zhejiang Kandi”) (a wholly-owned subsidiary of Continental)

(iii)	Kandi Special Vehicles Co., Ltd, (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd.) (a wholly-owned subsidiary of Zhejiang Kandi)

(iv)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd., (“Jinhua Service”) (a 30% owned associate of Zhejiang Kandi)

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of December 31, 2010	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7,754,166	$7,754,166	-	-
Restricted cash	17,398,087	17,398,087	-	-
Trading security investment	300,675	300,675
Conversion features	$961	-	$961	-
Warrants	$9,320,592	-	$9,320,592	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Trading security investment is traded on the open active market, therefore its fair value is measured at each market trading date, and reflected by the quoting price on the market.

Warrants and conversion features embedded in the Convertible Notes, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs. Also see Note 6 section (s) and (t).

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of December 31, 2010 and determined that there are no significant assets to be tested for recoverability under ASC 360 (formerly SFAS 144) and as such, no fair value measurements related to non-financial assets have been made during the twelve months ended December 31, 2010.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on December 31, 2010 and 2009 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 15 and 16.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2010 and 2009, the Company has no allowance for doubtful, as per the management’s judgment based on their best knowledge.
As of December 31, 2010 and 2009, the longest credit term for certain customers are both 120 days.

(f) Notes Receivable

Notes receivable represents short term loans lending to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on accrual base. If notes receivable are to be paid back, or written off, they will be recognized in the relevant year if the loans default are probable, reasonable assure and the loss are reasonably estimated. The company will recognize income if the written-off loan are recovered in a future date. In case of any foreclosure procedures or legal actions are being taken, the company will provide accrual for the related foreclosure expenses and related litigation expenses.

 (g) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

(h) Plant and Equipment

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

(i) Construction in Progress

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

(j) Land Use Rights

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Accounting for the Impairment of Long-Lived Assets

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

(l) Revenue Recognition

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,908,134 and $2,341,393 for the years ended December 31, 2010 and 2009, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

During 2010 and 2009, $351,343 and $127,347 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred tax calculation represents the management’s best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year, which obtained from website: http://www.oanda.com

	December 31, 2010	December 31, 2009
Year end RMB : USD exchange rate	6.6118	6.8372
Average yearly RMB : USD exchange rate	6.7788	6.8409

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Segments

The Company operates in one business segment, development, manufacturing, and commercialization of electric mini cars, all-terrain vehicles, go-karts, and special automobile related products.

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

The stock option based expense for the year ended December 31, 2010 is $1,438,573. Also see Note 18.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(t) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrants, which is classified as liability, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect as of December 31, 2010. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses as interest expense. .

Company determined that the fair value of equity based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(u) Fair Value of Conversion features

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or

•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the years ended December 31, 2010 and 2009 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Twelve Months Ended December, 31, 2010	Twelve Months Ended December, 31, 2009	December 31, 2010	December 31, 2009
Company A	46%	-	61%	-
Company B	35%	56%	20%	92%
Company C	15%	9%	14%	7%
Company D	1%	-	4%	-

(b) Suppliers

The Company’s major suppliers for the years ended December 31, 2010 and 2009 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Twelve Months Ended December, 31, 2010	Twelve Months Ended December, 31, 2009	December 31, 2010	December 31, 2009
Company E	84%	80%	26%	-
Company F	2%	1%	4%	5%
Company G	1%	1%	3%	-
Company H	1%	1%	1%	4%
Company I	1%	1%	4%	3%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 – INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Twelve months Ended December 31,	2010	2009
Net (loss) income	$(951,439)	$999,801
Weighted – average shares of common stock outstanding
Basic	22,173,550	19,961,000
Dilutive shares	-	1,517,717
Diluted	22,173,550	21,478,717
Basic (loss) earnings per share	$(0.04)	$0.05
Diluted (loss) earnings per share	$(0.04)	$0.05

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2010	December 31, 2009
Raw material	$1,754,216	$956,378
Work-in-progress	3,668,104	3,785,506
Finished goods	464,186	793,154
Total inventories	5,886,506	5,535,038
Less: reserve for slowing moving inventories	-	(152,278)
Inventories, net	$5,886,506	$5,382,760

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31, 2010		December 31, 2009
Notes receivable from unrelated companies:
Due February 24, 2010, interest at 5.0% per annum6	$		$1,146,574
Due February 24, 2010, interest at 5.0% per annum 7			389,731
Due April 29, 2010, interest at 5.31% per annum 8			731,294
Due March 3, 2011, interest at 6.0% per annum (subsequently settled on its due date) 1		1,205,026
Due March 5, 2011, interest at 6.0% per annum (subsequently settled on its due date) 2		423,168
Due April 13, 2011, interest at 9.6% per annum (subsequently settled before its due date on March 18, 2011) 3		1,512,448
Due April 29, 2011, interest at 5.31% per annum 4		756,224
Due September 30, 2011, interest at 9.6% per annum 5		20,969,123
Notes receivable from unrelated companies		24,865,989	2,267,599

Bank acceptance notes:
Bank acceptance notes		-	-
Notes receivable		$24,865,989	$2,267,599

Notes receivable are unsecured.

Details of Notes receivable from unrelated parties as of December 31, 2010

Amount ($)		Counter party	Relationship	Purpose of Loan	Manner of settlement
1	1,205,026	Hangzhou YuanHai Property Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
2	423,168	Hangzhou YuanHai Property Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
3	1,512,448	Yongkang BoTao Trading Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
4	756,224	JiangXi De’er Chemical Co., Ltd	Relationship details(*)	Receive interest income	Not due
5	20,969,123	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

(*) JiangXi De’er Chemical Co., Ltd. is 85% owned by Kandi Investment Group Co. (“KIGC”). KIGC is the guarantor of the Company’s bank loan of $4,234,853 and was also a lender of the note payable of $134,305. Also see note 15 and note 16.

Details of Notes receivable from unrelated parties as of December 31, 2009

Amount($)		Counter party	Relationship	Purpose of Loan	Manner of settlement
6	1,146,574	Hangzhou YuanHai Property Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
7	389,731	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
8	731,294	JiangXi De’er Chemical Co., Ltd	No relationship beyond loan	Receive interest income	Renewed with same terms

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2010	December 31, 2009
Cost of land use rights	$11,549,134	$11,168,397
Less: Accumulated amortization	(715,682)	(448,869)
Land use rights, net	$10,833,452	$10,719,528

On December 8, 2009, the Company acquired a land use right, which expires on December 7, 2059, with a net book value of $891,851.

As of December 31, 2010 and 2009, the net book value of land use rights pledged as collateral for the Company’s bank loans was $3,998,555 and $2,456,811 respectively. Also see Note 15.

As of December 31, 2010 and 2009, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd (“ZMEC”), an unrelated party of the Company was $6,834,897 and $6,274,601. Also see Notes 20.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of December 31, 2010, ZMEC had guaranteed bank loan of the Company for a total of $15,124,474. In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral.  Also see Note 15.

The amortization expense for the years ended December 31, 2010 and 2009 was $245,316 and $241,956, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$251,511
2012	251,511
2013	251,511
2014	251,511
2015	251,511
Thereafter	9,575,897
Total	$10,833,452

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
At cost:
Buildings	$13,073,777	$12,413,935
Machinery and equipment	9,733,241	9,252,390
Office equipment	153,441	114,380
Motor vehicles	188,277	166,616
Moulds	14,307,730	10,715,666
	37,456,466	32,662,987
Less : Accumulated depreciation
Buildings	$(1,437,172)	$(970,725)
Machinery and equipment	(6,755,599)	(5,601,424)
Office equipment	(108,034)	(95,295)
Motor vehicles	(129,113)	(95,697)
Moulds	(5,114,921)	(2,753,013)
	(13,544,840)	(9,516,154)
Plant and equipment, net	$23,911,626	$23,146,833

As of December 31, 2010 and 2009, the net book value of plant and equipment pledged as collateral for the Company’s bank loans was $7,002,375 and $4,308,435, respectively.

As of December 31, 2010 and 2009, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”), an unrelated party of the Company was $4,634,487 and $nil. Also see Note 20.

Also see Note 15. Depreciation expense for the years ended December 31, 2010 and 2009 was $3,613,046 and $3,194,048, respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 - DUE TO/FROM RELATED PARTIES

Due to Related Party

	2010	2009
ELIL(a)	$841,251	$841,251
Total due to a related party	$841,251	$841,251

(a)
In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and ExcelVantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2010 and 2009, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 15 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31, 2010		December 31, 2009

Loans from ICBC-Exploration Zone Branch

Monthly interest only payments at 5.84% per annum, due April 6, 2010, secured by the assets of the Company. Also see Notes 12 and 13.	$		$731,294

Monthly interest only payments at 5.31% per annum, due April 15, 2010. Collateralized by a time deposit. Also see Notes 12 and 13.			1,316,328

Monthly interest only payments at 5.31% per annum, due June 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			731,294

Monthly interest only payments at 5.31% per annum, due August 10, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			394,899

Monthly interest only payments at 5.31% per annum, due August 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			438,776

Monthly interest only payments at 5.31% per annum, due October 11, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			658,164

Monthly interest only payments at 5.31% per annum, due October 13, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			702,042

Monthly interest only payments at 5.31% per annum, due November 12, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			146,259

Monthly interest only payments at 5.31% per annum, due December 3, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			585,035

Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 5.58% per annum, due February 15, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Mr. Hu Xiaoming.			731,293

Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei. (repaid on its due date)		756,224

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 15 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2010		December 31, 2009

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 5.84% per annum, due January 5, 2010, guaranteed by Yongkang Kangli Metal Manufacturing Co. and pledged by Jingdezhen De’er industrial investment Co., Ltd..	$		$2,925,174

Monthly interest only payments at 5.84% per annum, due May 5, 2010, secured by the assets of the Company. Also see Notes 12 and 13.			1,462,587

Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, Lv Qingbo, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company (repaid on its due date)		3,024,895

Monthly interest only payments at 5.84% per annum, due October 15, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s assets. Also see Notes 12 and 13.		1,512,447

Monthly interest only payments at 5.84% per annum, due December 5, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s asset. Also see Notes 12 and 13.		756,224

Loans from Huaxia Bank

Monthly interest only payments at 5.58% per annum, due September 21, 2010, pledged by the assets of the Company, guaranteed by Mr.Hu, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.		3,948,985

Monthly interest only payments at 5.73% per annum, due September 20, 2011, pledged by the assets of the Company, guaranteed by Mr.Hu Xiaoming, Ms.Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	4,234,853

Loans from Evergrowing Bank

Monthly interest only payments at 5.84% per annum, due October 27, 2010, guaranteed by Zhejiang Shuguang industrial Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.		2,925,173

Monthly interest only payments at 5.61% per annum, due April 27, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.	3,024,895

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 15 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2010		December 31, 2009
Loans from China Everbright Bank

Monthly interest only payments at 5.58% per annum, due February 22, 2010, pledged office building of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.	$		$4,387,761

Monthly interest only payments at 5.84% per annum, due April 7, 2011, pledged by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.		4,537,342

Monthly interest only payments at 5.84% per annum, due October 11, 2011, pledged by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.		4,537,342

Monthly interest only payments at 5.10% per annum, due November 1, 2011, pledged by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd., and Zhejiang Mengdeli Electric Co., Ltd.		3,024,895

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 4.78% per annum, due April 28, 2010. Collateralized by a time deposit.			1,316,328

Monthly interest only payments at 5.10% per annum, due November 27, 2010, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming.			2,925,174

Monthly interest only payments at 6.10% per annum, due December 28, 2011, pledged by the property of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming		3,024,895

Total		$28,434,012	$26,326,566

Interest expense for the years ended December 31, 2010 and 2009 was $1,510,957, and $1,571,617, respectively.

As of December 31, 2010, the aggregated amount of short-term loans that are guaranteed by various unrelated third parties is $26,165,341,

Among which $15,124,474 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank loans of  $2,571,161 and bank note of $1,209,958 are guaranteed by the Company, and ZMEC’s bank loans of $4,174,355 are pledged by the Company’s plant and equipment and the land use right which net book values are $4,634,487, and $6,834,897 respectively.  Also see Note 20.

Among which $7,259,748 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans and bank note of $4,537,342  and $1,512,448 respectively are  guaranteed by the Company. Also see Note 20. Among which $6,049,790 is guaranteed by Lv Qingjiang and Lv Qingbo, who are also the major shareholders of Zhejiang Kangli Metal Manufacturing Company.

Among which $3,781,119 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $6,049,790 is also guaranteed by the Company. Also see Note 20. Among which $756,224 is guaranteed by Mr. Yan Guanwei, who is also the major shareholders of Zhejiang Shuguang industrial Co., Ltd.

Among which $3,024,895 is guaranteed by Jingdezheng Changzhou Export & Import Company.

Among which $15,124,474 is guaranteed by Nanlong Group Co., Ltd.., whose bank loans of $3,024,895 is guaranteed by the Company. Also see Note 20.

This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 16 – NOTES PAYABLE

Notes payable are summarized as follows:

	December 31, 2010		December 31, 2009
Bank acceptance notes:
Due March 8, 2010			1,462,587
Due March 24, 2010			1,462,587
Due April 14, 2010			1,316,328
Due January 13, 2011 (subsequently repaid on its due date)		1,512,447
Due March 2, 2011 (subsequently repaid on its due date)		1,209,958
Due March 13, 2011 (subsequently repaid on its due date)		1,512,447
Due March 16, 2011 (subsequently repaid on its due date)		1,209,958
Due April 18, 2011		1,134,336
Due April 18, 2011		930,155
Due April 18, 2011		960,404
Due April 20, 2011		1,361,203
Due April 26, 2011		2,268,671
Due May 5, 2011		756,224
Due May 10, 2011		3,024,895
Due May 16, 2011		3,024,895
Subtotal		$18,905,593	$4,241,502

Notes payable to unrelated companies:
Due December 1, 2010 (Interest rate 6.0% per annum, settled by cash payment)	$		$3,690,038
Due April 24, 2011 (Interest rate 6.0% per annum)		134,305
Due January 20, 2012 (Interest rate 6.0% per annum)		1,000
Subtotal		135,305	3,690,038

Total		$19,040,898	$7,931,540

Kandi Investment Group Co. was a lender of the Company for a note payable of $134,305, also a guarantor of the Company’s bank loan of $4,234,853.

JiangXi De’er Chemical Co., a subsidiary of  Kandi Investment Group Co., was a borrower of the Company for the note receivable of $756,224.  Also see note 11.

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $14,383 and $7,894 in 2010 and 2009, respectively.

Restricted cash of $17,393,146 is held as collateral for the following notes payable at December 31, 2010:

Due January 13, 2011 (subsequently repaid on its due date)	1,512,447
Due March 2, 2011 (subsequently repaid on its due date)	1,209,958
Due March 13, 2011 (subsequently repaid on its due date)	1,512,447
Due March 16, 2011 (subsequently repaid on its due date)	1,209,958
Due April 18, 2011	1,134,336
Due April 18, 2011	930,155
Due April 18, 2011	960,404
Due April 20, 2011	1,361,203
Due April 26, 2011	2,268,671
Due May 5, 2011	756,224
Due May 10, 2011	3,024,895
Due May 16, 2011	3,024,895
Total	$18,905,593

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 17 – TAXES

(a) Corporation Income Tax

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

According to the PRC corporation income tax (“CIT”) reporting system, the CIT sales cut-off base is concurrent with the value added tax (“VAT”) which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual base but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off CIT timing difference which derived from the VAT reporting system will create a temporary sales cut-off timing difference and this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimation reported in the Form 10-K.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2007. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2010 the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the year ended December 31, 2010 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 17 – TAXES (CONTINUED)

Income tax expense for the years ended December 31, 2010 and 2009 is summarized as follows:

	For the Year Ended December 31,
	2010	2009
Current:
Provision for CIT	$405,713	$307,078
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	(19,500)
Income tax expense	$405,713	$287,578

The Company’s income tax expense differs from the “expected” tax expense for the year ended December 31, 2010 and 2009 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Inocme Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended December 31,
	2010	2009
Computed “expected” expense	$(2,753,334)	$321,845
Favorable tax rate	(405,713)	(307,078)
Permanent differences	40,615	197,414
Valuation Allowance	3,524,145	75,397
Income tax expense	$405,713	$287,578

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 17 – TAXES (CONTINUED)

	December 31, 2010	December 31, 2009
Current portion:
Deferred tax assets:
Expense	$(10,042)	$23,028
Subtotal	(10,042)	23,028

Deferred tax liabilities:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(24,041)	(85,572)
Other	-	-
Subtotal	(24,041)	(85,572)

Total deferred tax liabilities – current portion	(34,083)	(62,544)

Non-current portion:
Deferred tax assets:
Depreciation	476,847	504,258
Loss carried forward	3,524,145	75,397
Valuation allowance	(3,524,145)	(75,397)
Subtotal	476,847	504,258

Deferred tax liabilities:
Accumulated other comprehensive gain	(220,899)	(296,511)
Subtotal	(220,899)	(296,511)

Total deferred tax assets – non-current portion	255,948	207,747

Net deferred tax assets	$221,865	$145,203

(b) Tax Holiday Effect

For the years ended December 31, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2010 and 2009 are as follows:

	For the Year Ended December 31
	2010	2009
Tax holiday effect	$405,713	$307,078
Basic net income per share effect	$0.02	$0.02

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company’s employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%.

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2010		$
Granted	2,950,000		0.88
Exercised	1,116,696		0.96
Cancelled	-		-
Outstanding as of December 31, 2010	1,833,304		0.84

The following table summarizes information about stock options outstanding as of December 31, 2010:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,733,304	$0.80	8	1,733,304	$0.80
100,000	1.50	8.5	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

These share-based compensation costs were allocated to selling and marketing expenses and general and administrative expenses for $808,223 and $630,350 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of December 31, 2010, the consultant had cashless exercised the 100,000 warrants with the exercise price of $2.5 per share.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share, on consequence, the number of Investor Warrants and warrants issued to the placement agent was adjusted to 1,379,147 and 137,915 respectively. As of December 31, 2010, the investors had converted $9,999,000 of the principal amount and $159,507 accrued interest of the Convertible Notes into an aggregate of 3,120,795 shares of Common Stock.

As of December 31, 2010, the fair value of the Investor Warrants and the warrants issued to the placement agent is $3.37 per share, and the fair value of conversion features is $2.99 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of December 31, 2010, the fair value of Second round warrants is $3.48 per share.

NOTE 19 – STOCK AWARD

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

According to that certain consulting agreement dated as of March 1, 2010, between the Company and DGI Investor Relations, Inc., the Company agreed to compensate the consultant in payments of 2,000 shares of Company’s Common Stock per quarter for the term of the agreement in exchange for the consultant providing investor relations services. Pursuant to the terms of the agreement, the Company issued 3,340 shares of Common Stock on April 27, 2010 for services rendered from January 2010 to May 31, 2,000 shares of Common Stock on June 1, 2010 for services rendered from June 1, 2010 to August 31, 2010, 2,000 shares of Common Stock on October 1, 2010 for service rendered from September 1, 2010 to November 30, 2010, and 2,000 shares of Common Stock for service rendered from December 1, 2010 to February 28, 2011.

According to the employment agreement between the Company and Cathy Cao, Executive VP of Finance, as part of her compensation package, the Company agreed to compensate Cathy Cao’s service in payments of 2,500 shares of Common Stock per quarter. Cathy Cao started to work for the Company from October 15, 2010.

The fair value of stock awarded is determined by the closing price of the common stock on the date of stock awarded.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

(a)	Guarantees and Pledged collateral for third party bank loans

As of December 31, 2010, the Company provided guarantee for the following third parties:

(1)	Guarantees for bank loans

Zhejiang Kangli Metal Manufacturing Company.	$4,537,342
Zhejiang Mengdeli Electric Co., Ltd.	2,571,161
Zhejiang Shuguang industrial Co., Ltd.	6,049,790
Zhejiang Yiran Auto Sales Company (Among $756,223 subsequently released on March 22, 2011)	1,512,447
Wuyi Qilong Vehicle Co., Ltd. (subsequently released on March 10, , 2011)	1,361,203
Zhejiang Taiping Trade Co., Ltd	3,478,629
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,024,895
Nanlong Group Co., Ltd.	3,024,895
Total	$25,560,362

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,537,342 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 8, 2010 to December 8, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,571,161 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On June 7, 2010 and December 7, 2010, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from  Shenzhen Development Bank and Huaxia Bank Hangzhou branch in the amount of $3,024,895 and 3,024,895 respectively by Zhejiang Shuguang industrial Co., Ltd.. (“ZHICL”) for the period from June 7, 2010 to June 7, 2011  and December 7, 2010 to December 7, 2011 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On April 7, 2010 and September 29, 2010, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch Bank of Hangzhou and in the amount of $756,234 and 756,233 respectively by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period from April 7, 2010 to March 22, 2011 and September 29, 2010 to September 29, 2011 respectively. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

On March 11, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Rural credit cooperatives in the amount of $1,361,203 by Wuyi Qilong Vehicle Co., Ltd. (“WQVCL”) for the period from March 11, 2010 to March 10, 2011. WQVCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of WQVCL under the loan contract if WQVCL fails to perform its obligations as set forth in the loan contract.

On May 26, 2009, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,478,629 by Zhejiang Taiping Trade Co., Ltd (“ZTTCL”) for the period from May 26, 2009 to May 26, 2011. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract if ZTTCL fails to perform its obligations as set forth in the loan contract.

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,024,895 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 8, 2010 to December 8, 2011. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On September 13, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $3,024,895 by Nanlong Group Co., Ltd. (“NGCL”) for the period from September 13, 2010 to September 12, 2010. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2)	Guarantees for Bank notes:

Zhejiang Kangli Metal Manufacturing Company. (subsequently released on March 15, 2011)	$1,512,448
Zhejiang Mengdeli Electric Co., Ltd.	1,209,958
Total	2,722,406

On March 15, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank note borrowed from Industrial Bank Yonkang branch in the amount of $1,512,448 by Zhejinag Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from March 15, 2010 to March 15, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,209,958 by Zhejiang Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)	Pledged collateral for a third party’s bank loans

As of December 31, 2010, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd. ‘s bank loans of $6,745,516 and bank note of $1,209,958:
Land use rights net book value	$6,834,897
Plant and equipment net book value	$4,634,487

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given.  It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. These companies provided guarantees for the Company’s bank loans as well. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. Also see Note 15.

(b) Pending litigations

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”), Kandi Investment Group, SunL and other parties, and they are related to two persons died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by the Kandi Vehicles.  Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group is unrelated to the Company or its affiliates.

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles, Kandi Investment and other parties but not the Company. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals has since ordered the plaintiff to show cause why the appeal should not be dismissed.

The Company intends to defend these cases vigorously and has the confidence to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 21 - SUBSEQUENT EVENT

(a) Kandi New Energy Vehicles Co., Ltd.
Kandi Vehicles, a subsidiary of the Company and Mr. Hu Xiaoming, the major shareholder of the Company entered into the Agreement of Establishment of Kandi New Energy Vehicles Co., Ltd. (“the Agreement”) on May 18, 2010, which took effect on January 31, 2011. According to the Agreement, Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) was incorporated and the investment was executed on January 31, 2011 on which the pre-requisite conditions of the Agreement were met and the Agreement became effective.

The establishment of Kandi New Energy is to comply with Chinese regulation that foreign investor can own no more than 50% of an automobile manufacturing company in China with the objective to sell automobile products in China. Because Mr. Hu is a Chinese citizen and Kandi Vehicles is considered as a foreign investment entity, Kandi New Energy’s 50-50 ownership between Mr. Hu and Kandi Vehicles meets the requirement of the Chinese regulation.

Under the Agreement, the Parties jointly invest 36 million RMB, approximately $5,459,923, to establish Kandi New Energy and each party will contribute 50% of such investment. Kandi Vehicles makes its contribution in kind and Mr. Hu makes his contribution in cash. Kandi New Energy shall obtain the government license to produce vehicles. Only upon receiving the government’s license and Kandi New Energy entering into a practical operational stage, could the Agreement become effective.

On January 31, 2011, Kandi New Energy received the Chinese government’s license and the Parties agreed the practical operation stage had been reached and confirmed the Agreement became effective in a supplement agreement between the parties on January 31, 2011.  The contribution in kind in the form of plant and equipment provided by Kandi New Energy was deemed to be effective on the same date.

According to the Contractor Agreement entered between Kandi Vehicles and Mr. Hu effective on January 31, 2011, both the management and operation of Kandi New Energy is contracted out to Kandi Vehicles and Mr. Hu will not participate in the management and decision making as an  shareholder of Kandi New Energy.  Pursuant to the Share Escrow and Trust Agreement, Mr. Hu’s entire equity in Kandi New Energy is put in escrow and trust with Kandi Vehicles effective from January 31, 2011.

All profits of Kandi New Energy will be distributed to Kandi Vehicles.

On January 31, 2011, Kandi Vehicles and Mr. Hu also entered into a loan agreement (“the Loan Agreement”) under which Kandi Vehicles will lend Mr. Hu, 18 million RMB, approximately $2,729,961 for the sole use  of his capital contribution  to Kandi New Energy according to the Agreement. The loan is interest free and Mr. Hu can return the loan by cash or his entire equity in Kandi New Energy or other methods agreed by the Parties. The term of the loan is the earliest of the time when: (1) Kandi New Energy enters into bankruptcy procedure; or (2) due to re-structuring, Mr. Hu is no longer a shareholder of Kandi Energy, or (3) both Parties agree to terminate the loan.

The agreements discussed above are filed as exhibits to this 10-K.

(b) Development in Europe
On March 14, 2011, the Company finalized a Strategic Cooperation Agreement with Share s.r.l corporation  (the “SHARE”), a Rome, Italy based EV distributor. Under the terms of the strategic cooperation agreement, Kandi will provide 1,000 electric vehicles for export to Italy.  To better protect and preserve the ancient city of Rome, its city government has planned to gradually employ electric vehicles to restrict gasoline cars’ entrance into the city, which will substantially reduce pollution from automobile emissions. This commitment brings a unique opportunity for Kandi’s pure electric vehicles in the European market. According to the cooperative agreement signed by the companies, Kandi and SHARE will cooperate to expand sales of Kandi’s pure electric vehicles in the European market, with Rome as a starting point.  Pricing and other material terms are subject to future negotiations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company hereby represents that it maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in its reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings, and that such controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as a result of the litigation described above, the Company has instituted another control requiring informing its Executive Vice President in the U.S. and its outside counsel in the U.S. upon any Company representative’s hearing of a proceeding of any kind against the Company or any of its subsidiaries. Such a control would not have averted the default judgments but would have led to the Company’s developing a more complete understanding of the situation sooner.

Item 9B.	Other Information.

[Not Applicable]

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date of this report, our directors and executive officers, their ages, positions with Kandi, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With Kandi	Served From
Hu Xiaoming	54	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	40	Chief Financial Officer, Director	June 2007
Zheng Mingyang	57	Director (Independent)	June 2007
Fong Heung Sang (Dexter)	51	Director (Independent)	June 2007 to November 2010 & January 2011
Qian Jingsong	50	Director	January 2011
Ni Guangzheng	72	Director (Independent)	November 2010
Jerry Lewin	56	Director (Independent)	November 2010

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming, age 54, has been our Chief Executive Officer, President and Chairman of the Board of Directors since March 2002.  From October 2003 to April 2005, Mr. Hu was the Project Manager (Chief Scientist) in WX Pure Electric Vehicle Development Important Project of Electro-vehicle in State 863 Plan.  Prior to that, from October 1984 to March 2003, Mr. Hu was a Factory Director in Yongkang Instrument Factory, Factory Director in Yongkang Mini Car Factory, Chairman and General Manager in Yongkang Vehicle Company, General Manager in Wan Xiang Electric Vehicle Developing Center, and General Manager in Wan Xiang Battery Company. He personally owns 3 invention patents, and  10 appearance design patents.

Zhu Xiaoying, age 40, is our Chief Financial Officer and director.  Ms. Zhu received a bachelor’s degree in accounting from Hangzhou Electronic Engineering University and joined Kandi in September 2003 and was appointed acting CFO and director of the Company.  From January 2000 to September 2003, she worked as accounting manager for Zhejiang Yongkang Automobile Manufacture Co.

Zheng Mingyang, age 57, has been a director of Kandi since 2007.  From May 1992 to September 2003 he worked as the vice president of Yongkang Automobile Manufacture Co.

Fong Heung Sang (Dexter), age 51, a U.S. CPA, previously served as a director of Kandi from July 2007 to November 2010.  Mr. Fong is currently director of China Elector Motor, Inc. (Nasdaq: CELM). He joined CELM in Jan 2010. He is also director of Granto Inc. (OTCBB: GNTQ) from March 2010. Mr. Fong was CFO of Apollo Solar Energy, Inc (OTC: ASOE) from February 2009 to March 2010. Between December 2006 to January 2009, he was the Executive Vice President of Corporate Development of Fuqi International Inc. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. Mr. Fong is a U.S. CPA and has held various positions in such capacity with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. Mr. Fong also currently serves as an independent director and audit committee member of a Hong Kong public company, Universal Technology Inc. (HK:8091). Mr. Fong also serves as a director and audit committee chairman, for each of Diguang International Development Co., Ltd. (OTCBB: DGNG) and Kandi Technology Corp. (NASDAQ-CM: KNDI), both U.S. publicly-traded companies. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993. Mr. Fong satisfies the requirements of the designated “financial expert” as defined by the SEC’s rules implementing Section 407 of the Sarbanes-Oxley Act of 2002.

Qian Jingsong, age 50, was elected to serve as a director of Kandi on January 31, 2011.  Mr. Qian has served as Deputy General Manager of Zhejiang Kandi Vehicles Co. Ltd since October 2009.  From October 2006 to October 2009, Mr. Qian worked at Chery Automobile (now “Chery Karry Automobile”), where he served as Head of the Engineering Construction Group from October 2006 to 2007, Head of the Product Development Team from March 2007 to September 2007, and as Vice Manager of the Q21 Project in October 2007. Most recently, as Assistant General Manager at Chery Automobile he supervised the Production Management and Integrated Management Departments.  He also was in charge of quality assurance and participated in strategy, planning and product development work for Chery mini-cars.  From August 1999 to September 2006, Mr. Qian served as Deputy General Manager and Executive General Manager of Anhui Huayang Auto Manufacturing Co., LTD where he oversaw technical improvement, product development, administrative personnel, and external affairs.  Mr. Qian received a degree in Professional Ordnance from the Aerospace Staff University in Nanjing, China in 1983.

Ni Guangzheng, age 72, is a permanent member of Chinese Society of Electrical Engineering, and currently serves as Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni Guangzheng has solid experience in the electro-technical and electrical engineering area, especially the EV research, he has been the head of the Department of Electrical Engineering in Zhejiang University, and the deputy director of Electro-technical  Theory Committee of China Electro-technical Society and the deputy director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering. Mr. Ni Guangzheng graduated from Xian Jiaotong University with a bachelor degree in electrical machine in 1960 and a master degree in Elcetro-technology theory in 1964.

Jerry Lewin, age 56, is the Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for 35 hotels throughout North America.  Mr. Lewin has been with Hyatt since 1987.  In his day-to-day operations, Mr. Lewin oversees finance, sales and marketing, public relations, customer service, engineering, and human resources.  Mr. Lewin serves as a member of the corporation’s managing committee and sits on the board of directors of the New York City Hotel Association.  Mr. Lewin is a member of the Board of Directors of EFT Biotech Holdings, Inc. since July 2009.  He is the President of The New York Law Enforcement Foundation and serves as the Chairman of the Board for the NY State Troopers PBA Signal 30 Fund.  He is also a past member of the Board of Trustees of Metropolitan College.  Mr. Lewin served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas.  Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University.

Family Relationships

None

Audit Committee Financial Expert

Our audit committee consists of Dexter Fong (Chair), Zheng Mingyang and Jerry Lewin. The Board has determined that Mr. Fong and Mr. Lewin qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Fong’s level of knowledge and experience based on a number of factors, including formal education and business experience.

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

Item 11.Executive Compensation

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

Awards will be made under the Omnibus Long-Term Incentive Plan (“LTIP”), which was approved by our stockholders in December 2008.  As of December 31, 2010, 2,600,000 options have been granted under the LTIP, among which 866,696 have been exercised.

Summary Compensation Table

The following table summarizes all compensation received by our current chief executive officer, President and Chief Financial Officer for the fiscal year ended December 31, 2010 and December 31, 2009.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hu Xiaoming, CEO and President (1)	2010	29,504			193,954				223,458
	2009	26,312	-	-	355,582	-	-	-	381,894

Zhu Xiaoying, CFO (2)	2010	22,128			126,070				148,198
	2009	17,542	-	-	231,128	-	-	-	248,670

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007

Director Compensation

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company’s employees and directors. The following table lists the number of options each director held as of the date of reporting:

Name	Options
Hu Xiaoming	533,333
Zhu Xiaoying	346,667
Qian Jingsong	0
Fong Heung Sang	13,333
Zheng Mingyang	13,333
Ni Guangzheng	0
Jerry Lewin	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Excelvantage Group Limited (1)	12,000,000	43.80%

Common Stock	Hu Xiaoming (1)	12,256,670	44.74%

Common Stock	Zhu Xiaoying	173,330	0.63%

All officers and directors		12,523,600	45.71%

(1) On March 29, 2010, Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the one (1) share of common stock he owns in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and ExcelVantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2010 and 2009, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

The following table lists the amount due to related party as of December 31, 2010 and 2009. There is no transaction with related party occurred within the fiscal year of 2010.

	2010	2009
ELIL	$841,251	$841,251
Total due to related party	$841,251	$841,251

Director Independence

Mr. Dexter Fong, Zheng Mingyang, Ni Guangzheng and Jerry Lewin are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Albert Wong & Co., and Weinberg & Company, P.A. for the years ended December 31, 2010 and 2009 respectively.

	2010	2009
Audit Fees	$104,850	$85,000
Audit Related Fees	$18,000	$-
All Other Fees	$11,950	$8,000
TOTAL FEES	$134,800	$93,000

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports, as well as services performed in conjunction with our filing of the registration statement on Form S-8.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	By-laws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010]

5.1	Legal Opinion of K&L Gates LLP. [[Incorporated by reference from Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010]

10.1
Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.2
Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.3
Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying. [Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.4
Securities Purchase Agreement between the Company and certain institutional accredited investors, dated January 21, 2010 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21,2010]

10.5	Form of Senior Secured Convertible Note [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.6	Form of Warrant [Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.7	Form of Registration Rights Agreement [Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.8	Form of Pledge Agreement [Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.9
Voting Agreement between Company and Excelvantage Group Limited dated January 21, 2010
 [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.10
Placement Agreement between the Company and FT Global Capital, Inc. dated January 21, 2010 [Incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.11
Joint Venture Agreement, dated September 28, 2010, by and among Jinhua Bada Group, Zhejiang Kandi Vehicles Co., Ltd., and Tianneng Power International Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on November 15, 2010]

10.12
Securities Purchase Agreement between the Company and certain institutional investors, dated December 21, 2010. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010]

10.13	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd. dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011

10.14	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming

10.15	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007]

21.1	List of Subsidiaries of Registrant

23.1	Consent of Albert Wong & Co.

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

March 31, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 31, 2011
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 31, 2011
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	March 31, 2011

/s/ Ni Guangzheng	Director	March 31, 2011

/s/ Jerry Lewin	Director	March 31, 2011

/s/ Fong Heung Sang	Director	March 31, 2011

/s/ Qian Jingsong	Director	March 31, 2011