Form 10-Q
period 2011-03-31
Kandi Technologies Corp
filed 2011-05-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number 001-52186

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
Yes ☐ No ☐

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
Yes ☐ No ☑

As of March 31, 2011 the registrant had issued and outstanding 27,433,934 shares of common stock, par value $.001 per share.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,503,280	$7,754,166
R Restricted cash	26,967,828	17,398,087
Accounts receivable	15,785,820	16,999,430
InInventories	9,781,082	5,886,506
Notes receivable	20,250,144	24,865,989
Other receivables	853,644	814,327
Prepayments and prepaid expenses	274,631	97,298
Due from employees	27,916	36,385
Advances to suppliers	6,980,497	188,585
Marketable securities (trading)	303,801	300,675
Due from related party	-	-
Total Current Assets	88,728,643	74,341,448

LONG-TERM ASSETS
Plant and equipment, net	23,289,913	23,911,626
Land use rights, net	10,838,934	10,833,452
Construction in progress	-	-
Deferred taxes	294,739	255,948
Investment in associated companies	273,968	272,241
Total Long-Term Assets	34,697,554	35,273,267

TOTAL ASSETS	$123,426,197	$109,614,715

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,234,971	$6,452,652
Other payables and accrued expenses	449,426	794,625
Short-term bank loans	28,614,481	28,434,012
Customer deposits	66,845	82,127
Notes payable (net of discount of $638 and $0 as of March 31, 2011and December 31, 2010 respectively)	33,163,936	19,039,898
Income tax payable	90,961	127,339
Due to employees	19,934	12,767
Due to related party	841,251	841,251
Deferred taxes	38,100	34,083
Financial derivative	352	-
Total Current Liabilities	68,520,257	55,818,754

LONG-TERM LIABILITIES
Note payable, (net of discount of $0 and $730 as of March 31, 2011 and December 31, 2010 respectively)	-	270
Financial derivative	3,936,023	9,321,553
Total Long-Term Liabilities	3,936,023	9,321,823

TOTAL LIABILITIES	72,456,280	65,140,577

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized;27,433,934 and 27,396,101 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	27,434	27,396
Additional paid-in capital	31,328,841	31,090,100
Retained earnings (the restricted portion is $1,319,067 at March 31, 2011 and December 31, 2010)	16,033,960	10,095,560
Accumulated other comprehensive income	3,579,682	3,261,082
TOTAL STOCKHOLDERS’ EQUITY	50,969,917	44,474,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,426,197	$109,614,715

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES, NET	$8,341,506	$8,254,624

COST OF GOODS SOLD	(6,280,073)	(6,404,615)

GROSS PROFIT	2,061,433	1,850,009
Research and development	511,952	343,407
Selling and marketing	56,936	852,326
General and administrative	673,867	650,812
INCOME FROM CONTINUING OPERATIONS	818,678	3,464
Interest expense, net	(297,270)	(770,565)
Change in fair value of financial instruments	5,385,178	562,639
Government grants	7,588	29,842
Investment income	1,214	-
Other, net	113,706	47,051

INCOME (LOSS) BEFORE INCOME TAXES	6,029,094	(127,569)

INCOME TAX EXPENSE	(90,694)	(50,326)

NET INCOME (LOSS)	5,938,400	(177,895)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	318,600	6,552

COMPREHENSIVE INCOME (LOSS)	$6,257,000	$(171,343)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	27,422,823	19,972,117

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,026,629	19,972,117

NET INCOME (LOSS) PER SHARE, BASIC	$0.22	$(0.01)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.20	$(0.01)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,938,400	$(177,895)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,006,769	942,537
Deferred taxes	(31,893)	(10,617)
Option and warrant expense	85,957	1,885,117
Inventory reserve	-	-
Change of derivative instrument’s fair value	(5,385,178)	(2,101,922)
Acquisition effect	97,793	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,317,634	3,231,085
Inventories	(3,845,917)	(3,425,649)
Other receivables and prepaid expenses	(34,122)	43,338
Due from employees	15,739	(54,806)
Prepayments and prepaid expenses	(6,947,548)	641,890
Marketable equity securities (trading)	(1,214)	-

Increase (Decrease) In:
Accounts payable	(1,254,949)	(69,018)
Other payables and accrued liabilities	(347,439)	210,518
Customer deposits	(15,757)	(16,086)
Income tax payable	(37,078)	(140,655)
Net cash (used in) provided by operating activities	$(9,438,803)	$957,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(172,385)	(163,970)
Purchase of construction in progress	-	-
Issuance of notes receivable	(2,716,484)	(8,752,445)
Repayments of notes receivable	7,476,170	1,536,569
Net cash provided by (used in) investing activities	$4,587,301	$(7,379,846)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(9,431,611)	$(731,419)
Proceeds from short-term bank loans	6,829,150	9,654,727
Repayments of short-term bank loans	(6,829,150)	(8,045,605)
Proceeds from notes payable	19,425,137	14,388,512
Repayments of notes payable	(5,463,320)	(6,616,344)
Option exercise	26,666	26,680
Repayments of advances to related parties	-	-
Net cash provided by financing activities	4,556,872	8,676,551

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(294,630)	2,254,542
Effect of exchange rate changes on cash	43,744	(11,665)
Cash and cash equivalents at beginning of period	7,754,166	218,207
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,503,280	$2,461,084

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$127,772	$201,598
Interest paid	$773,281	$378,315

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the three months ended March 31, 2011 and 2010, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (the “Company” or “Kandi”, formally known as Stone Mountain Resources Inc.) was incorporated under the laws of the State of Delaware on March 31, 2004.  On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

On June 29, 2007, Stone Mountain Resources, Inc. executed a share exchange agreement (the “Exchange Agreement”) with Continental Development Limited, a Hong Kong corporation (“Continental”) and Excelvantage Group Limited, a British Virgin Islands Company which owned 100% of Continental (the “Continental Shareholder”). Pursuant to the Exchange Agreement, Stone Mountain issued 12,000,000 shares of its common stock to the Continental Shareholder, in exchange for 100% of the common stock of Continental. After the closing of the Exchange Agreement, Stone Mountain had a total of 19,961,000 shares of common stock outstanding, with the Continental Shareholder owning 60.12% of the total issued and outstanding shares of Stone Mountain’s common stock.

As a result of this transaction, Continental became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”)

On May 9, 2008, the Company sold Zhejiang Yongkang Top Import & Export Co., Ltd. (“Dingji”), a subsidiary of the Company, to certain individuals.

On June 24, 2008, the Company closed its acquisition of 100% of the shares of Kandi Special Vehicles Co., Ltd. (“KSV”), after which KSV became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The consolidated statements of income include the results of operations of KSV at the date of acquisition.

On December 31, 2010, the Company formed a joint venture with a subsidiary of China’s largest power transmission company, State Grid Power Corporation, and China’s leading lead motive battery maker, Tianneng Power International, Inc., to establish the first China EV battery replacement services company - Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”).  Kandi  owns 30% share of Jinhua Service.

On January 31, 2011,  the Agreement of Establishment of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) took effective, pursuant to the terms as executed by and between Kandi Vehicles, a subsidiary of the Company and Mr. Hu Xiaoming, a major shareholder of the Company on May 18, 2010. (the “Agreement”)

The establishment of Kandi New Energy is to comply with Chinese regulation that foreign investor can own no more than 50% of an automobile manufacturing company in China with the objective to sell automobile products in China. Because Mr. Hu is a Chinese citizen and Kandi Vehicles is considered as a foreign investment entity, Kandi New Energy’s 50-50 ownership between Mr. Hu and Kandi Vehicles meets the requirement of the Chinese regulation.

Under the Agreement, the Parties jointly invest 36 million RMB, approximately $5,459,923, to establish Kandi New Energy and each party will contribute 50% of such investment. Kandi Vehicles makes its contribution in kind and Mr. Hu makes his contribution in cash. Kandi New Energy shall obtain the government license to produce vehicles.

On January 31, 2011, Kandi New Energy received the Chinese government’s license for vehicle production and the Parties agreed the practical operation stage had been reached and declared the Agreement became effective in a supplemental agreement on January 31, 2011. A Share Escrow and Trust Agreement, a Loan Agreement and a Contractor Agreement between Kandi Vehicles and Mr. Hu became effective at the same time as the Agreement. As a result of these agreements, all profits of Kandi New Energy will be dividend to Kandi Vehicles. The details of these agreements were disclosed in 2010 10-K.

According to the Contractor Agreement entered between Kandi Vehicles and Mr. Hu effective on January 31, 2011, both the management and operation of Kandi New Energy is contracted out to Kandi Vehicles and Mr. Hu will not participate in the management and decision making as a shareholder or director of Kandi New Energy.  Pursuant to the Share Escrow and Trust Agreement,  Mr. Hu is the common shareholder of Kandi Vehicles and Kandi New Energy. Mr. Hu’s entire equity in Kandi New Energy is put in escrow and trust with Kandi Vehicles effective from January 31, 2011. Therefore, Kandi Vehicles effective controls 100% of Kandi New Energy.

All profits of Kandi New Energy will be distributed to Kandi Vehicles.

On January 31, 2011, Kandi Vehicles and Mr. Hu also entered into a loan agreement (“the Loan Agreement”) under which Kandi Vehicles will lend Mr. Hu, 18 million RMB, approximately $2,729,961 for the sole use of his capital contribution  to Kandi New Energy according to the Agreement. The loan is interest free and Mr. Hu can return the loan by cash or his entire equity in Kandi New Energy or other methods agreed by the Parties. The term of the loan is the earliest of the time when: (1) Kandi New Energy enters into bankruptcy procedure; or (2) due to re-structuring, Mr. Hu is no longer a shareholder of Kandi New Energy, or (3) both Parties agree to terminate the loan.

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global export markets. Sales are mainly made to trading companies in China, then distributed throughout the world.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital surplus is $20,208,386 as of March 31, 2011.

As of March 31, 2011, the Company has credit lines from commercial banks for $38,355,581, of which $28,614,481 was used at March 31, 2011.

The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of Kandi Technologies Corp., and the ownership in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of “Continental”)

(iii)	Kandi Special Vehicles Co., Ltd. (“KSV”, formerly known as Kandi New Energy Vehicles Co., Ltd. “KNE”) (a wholly-owned subsidiary of Kandi Vehicles)

(iv)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)

(v)
Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with effective 100% control and 100% profits and loss absorption due to contractual agreement, see Note 1 for details.)

Inter-company accounts and transactions have been eliminated in consolidation.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
MARCH 31, 2011
(UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of March 31,	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,503,280	$7,503,280	-	-
Restricted cash	26,967,828	26,967,828	-	-
Trading security investment	303,801	303,801
Conversion features	352	-	352	-
Warrants	3,936,023	-	3,936,023	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Trading security investment is traded on the open active market, therefore its fair value is measured at each market trading date, and reflected by the quoted price on the market.

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

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of March 31, 2011 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the three months ended March 31, 2011.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on March 31, 2011 and December 31, 2010 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $0, as per the management's judgment based on their best knowledge.

As of March 31, 2011 and December 31, 2010, the longest credit term for certain customers are both 120 days.

(f) Note receivable

Notes receivable represents short-term loans to third parties with the maximum term of one year.  Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis.  If notes receivable are to be provided for, or written off, they are recognized in the relevant year if the loan default is probable, reasonably sure and the loss can be reasonably estimated.  The Company recognizes income if the written-off loan is recovered at a future date.  In case of foreclosure procedures or legal actions being taken, the Company provides accrual for the related foreclosure expense and related litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials purchases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(k) Accounting for the Impairment of Long-Lived Assets

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $511,952 and $343,407 for the three months ended March 31, 2011 and 2010, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the three months ended March 31, 2011 and 2010, $7,588 and $29,842, respectively, was received from the PRC government for the Company’s contribution to the local economy.

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year, which was obtained from website: http://www.oanda.com

	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB : USD exchange rate	6.5701	6.6118	6.8361
Average quarterly RMB : USD exchange rate	6.5894	6.7788	6.8360

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Stock Option Cost

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

The stock based compensation expense for the period ended March 31, 2011 is $85,957. Also see Note 17.

(s) Warrant Cost

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

(t) Fair Value of Conversion features

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
MARCH 31, 2011 (UNAUDITED)

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
MARCH 31, 2011 (UNAUDITED)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted, The adoption of this update did not have any material impact on the Company’s financial statements.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended March 31, 2011 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	March 31, 2011	December 31, 2010
Company A	69%	-	50%	61%
Company B	9%	93%	21%	20%
Company C	8%	3%	18%	14%
Company D	2%	-	-	-

(b) Suppliers

The Company’s major suppliers for the three months ended March 31, 2011 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	March 31, 2011	December 31, 2010
Company E	87%	90%	15%	26%
Company F	1%	2%	5%	4%
Company G	1%	1%	-	3%
Company H	1%	-	4%	1%
Company I	1%	1%	4%	1%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the three months ended March 31, 2011, there are 1,603,806 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended March 31,	2011	2010
Net income (loss)	$5,938,400	$(177,895)
Weighted – average shares of common stock outstanding
Basic	27,422,823	19,972,117
Dilutive shares	1,603,806	-
Diluted	29,026,629	19,972,117
Basic income (loss) per share	$0.22	$(0.01)
Diluted income (loss) per share	$0.20	$(0.01)

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Raw material	$1,302,454	$1,754,216
Work-in-progress	8,020,634	3,668,104
Finished goods	457,994	464,186
	9,781,082	5,886,506
Less: reserve for slow moving inventories	-	-
Inventories, net	$9,781,082	$5,886,506

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Notes receivable from unrelated companies:
Due March 3, 2011, interest at 6.0% per annum 1	$-	$1,205,026
Due March 5, 2011, interest at 6.0% per annum 2	-	423,168
Due April 13, 2011, interest at 9.6% per annum 3	-	1,512,448
Due April 29, 2011, interest at 5.31% per annum (subsequently settled on its due date) 4	761,023	756,224
Due September 30, 2011, interest at 9.6% per annum (collected part of principal during this reporting period) 5	16,764,657	20,969,123
Due May 31, 2011, interest at 6% per annum 6	2,724,464	-
	20,250,144	24,865,989

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$20,250,144	$24,865,989

Details of Notes receivable from unrelated parties as of December 31, 2010

Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1	1,205,026	Hangzhou YuanHai Property Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash

2	423,168	Hangzhou YuanHai Property Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash

3	1,512,448	Yongkang BoTao Trading Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash

4	756,224	JiangXi De’er Chemical Co., Ltd. (*)	No relationship beyond loan	Receive interest income	on due date Repaid in cash

5	20,969,123	Yongkang HuiFeng Guarantee Co., Ltd.	No relationship beyond loan	Receive interest income	Not due

(*)
JiangXi De’er Chemical Co., Ltd. is 85% owned by Kandi Investment Group Co. (“KIGC”). KIGC is the guarantor of the Company’s bank loan of $4,234,853 and was also a lender of the note payable of $134,305 as of December 31, 2010. Also see note 15 and note 16 of 2010 10-K.

Details of Notes receivable from unrelated parties as of March 31, 2011

Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
4	761,023	JiangXi De’er Chemical Co., Ltd. (*)	No relationship beyond loan	Receive interest income	on due date Repaid in cash

5	16,764,657	Yongkang HuiFeng Guarantee Co., Ltd.	No relationship beyond loan	Receive interest income	Not due

6	2,724,464	Hangzhou YuanHai Property Co., Ltd.	No relationship beyond loan	Receive interest income	Not due

(*)
JiangXi De’er Chemical Co., Ltd. is 85% owned by Kandi Investment Group Co. (“KIGC”). KIGC is a guarantor of the Company for the Company’s bank loan of $4,261,730 and is also a lender to the Company for a note payable of $135,157. Also see note 14 and note 15.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE (CONTINUED)

For the three months ended March 31, 2011, the interest income generated from the notes receivable issued to third parties was $418,608.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Cost of land use rights	$11,649,849	$11,549,134
Less: Accumulated amortization	(810,915)	(715,682)
Land use rights, net	$10,838,934	$10,833,452

As of March 31, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,000,647 and $3,998,555 respectively. Also see Note 15.

As of March 31, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,838,287 and $6,834,897. Also see Notes 19.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of March 31, 2011, ZMEC had guaranteed bank loan of the Company for a total of $15,220,470. In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. ZMEC is also a supplier of the Company. Also see Note 14.

The amortization expense for the three months ended March 31, 2011 and 2010 was $63,091 and $60,815 respectively.

Amortization expense for the next five years and thereafter is as follows:

2011 (nine months)	$189,274
2012	252,366
2013	252,366
2014	252,366
2015	252,366
Thereafter	9,640,196
Total	$10,838,934

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
At cost:
Buildings	$13,269,971	$13,073,777
Machinery and equipment	9,802,047	9,733,241
Office equipment	162,536	153,441
Motor vehicles	234,144	188,277
Moulds	14,398,379	14,307,730
	37,867,077	37,456,466
Less : Accumulated depreciation
Buildings	$(1,556,303)	$(1,437,172)
Machinery and equipment	(7,039,376)	(6,755,599)
Office equipment	(112,508)	(108,034)
Motor vehicles	(138,467)	(129,113)
Moulds	(5,730,510)	(5,114,921)
	(14,577,164)	(13,544,840)
Plant and equipment, net	$23,289,913	$23,911,626

As of March 31, 2011 and December 31, 2010, the net book value of plant and equipment pledged as collateral for the bank loans was $7,109,597 and $7,002,375, respectively. Also see Note 14.

As of March 31, 2011 and December 31, 2010, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party of the Company was $4,604,071 and $4,634,487. Also see Note 19.

Depreciation expense for three months ended March 31, 2011 and 2010 was $943,585 and $881,722 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei.	$-	$756,224
Monthly interest only payments at 6.66% per annum, due August 18, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei.	761,023	-
Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, Lv Qingbo, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company	-	3,024,895
Monthly interest only payments at 5.84% per annum, due October 15, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s assets. Also see Note 12 and Note 13.	1,522,047	1,512,447
Monthly interest only payments at 5.84% per annum, due December 5, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s asset. Also see Note 12 and Note 13.	761,023	756,224
Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company	3,044,094

Loans from Huaxia Bank

Monthly interest only payments at 5.73% per annum, due September 20, 2011, secured by the assets of the Company, guaranteed by Mr.Hu Xiaoming, Ms.Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	4,261,730	4,234,853

Loans from China Ever-bright Bank

Monthly interest only payments at 5.84% per annum, due April 7, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. (Subsequently repaid on its due date).	4,566,141	4,537,342
Monthly interest only payments at 5.84% per annum, due October 11, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	4,566,141	4,537,342
Monthly interest only payments at 5.10% per annum, due November 1, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	3,024,895
Monthly interest only payments at 5.10% per annum, due September 30, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	3,044,094	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2011 (Unaudited)	December 31, 2010
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.10% per annum, due December 28, 2011, secured by the property of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	3,044,094	3,024,895

Loans from China Ever-growing Bank

Monthly interest only payments at 5.61% per annum, due April 27, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company. (Subsequently repaid on its due date).	3,044,094	3,024,895
Total	$28,614,481	$28,434,012

Interest expense for the three month ended March 31, 2011 and 2010 was $412,056, and $372,878, respectively.

As of March 31, 2011, the aggregate amount of short-term loans that are guaranteed by various third parties is $28,614,481,

Of this amount, $15,220,470 is guaranteed by Zhejiang Mengdeli Electric Co., Ltd. whose bank loans of $6,788,329 and bank note of $1,217,637 are guaranteed by the Company, or secured by the Company’s assets; the net book value of plant and equipment pledged as collateral is $4,604,071, and the net book value of land use right pledged as collateral is $6,838,287.  Also see Note 19.

Of this amount, $7,305,824 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,566,141 are guaranteed by the Company. Also see Note 19. $3,044,094 is guaranteed by Lv Qingjiang, the major shareholder of Zhejiang Kangli Metal Manufacturing Company.

Of this amount ,$3,805,117 is guaranteed by Zhejiang Shuguang industrial Co., Ltd. whose bank loans of $6,088,187 are also guaranteed by the Company. Also see Note 19. $761,023 is guaranteed by Mr. Yan Guanwei, who is also the major shareholder of Zhejiang Shuguang industrial Co., Ltd.

Of this amount, $15,220,470 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $3,044,094 are also guaranteed by the Company. Also see Note 19.

This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Bank acceptance notes:
Due January 13, 2011	$-	$1,512,447
Due March 2, 2011	-	1,209,958
Due March 13, 2011	-	1,512,447
Due March 16, 2011	-	1,209,958
Due April 18, 2011 (subsequently repaid on its due date)	1,141,535	1,134,336
Due April 18, 2011(subsequently repaid on its due date)	936,059	930,155
Due April 18, 2011 (subsequently repaid on its due date)	966,500	960,404
Due April 20, 2011 (subsequently repaid on its due date)	1,369,842	1,361,203
Due April 26, 2011 (subsequently repaid on its due date)	2,283,070	2,268,671
Due May 5, 2011 (subsequently repaid on its due date)	761,023	756,224
Due May 10, 2011 (subsequently repaid on its due date)	3,044,094	3,024,895
Due May 16, 2011	3,044,094	3,024,895
Due July 17, 2011	9,132,281	-
Due August 23, 2011	1,522,047	-
Due September 9, 2011	3,044,094	-
Due September 15, 2011	1,522,047	-
Due September 21, 2011	1,522,047	-
Due September 22, 2011	1,522,047	-
Due September 23, 2011	1,217,637	-
Subtotal	$33,028,417	$18,905,593

Notes payable to unrelated companies:
Due April 24, 2011 (Interest rate 6.0% per annum) (subsequently repaid on its due date)	$135,157	$134,305
Due January 20, 2012 (Interest rate 6.0% per annum)	1,000	1,000
Subtotal	136,157	135,305
Total	$33,164,574	$19,040,898

Kandi Investment Group Co. is a lender to the Company for a note payable of USD$135,157, and is also a guarantor of the Company for the Company’s bank loan of $4,261,730. Also see note 14.

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each transaction.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 15 – NOTES PAYABLE (CONTINUED)

Restricted cash of $26,940,229 is held as collateral for the following notes payable at March 31, 2011:

Due April 18, 2011 (subsequently repaid on its due date)	$1,141,535
Due April 18, 2011(subsequently repaid on its due date)	936,059
Due April 18, 2011 (subsequently repaid on its due date)	966,500
Due April 20, 2011 (subsequently repaid on its due date)	1,369,842
Due April 26, 2011 (subsequently repaid on its due date)	2,283,070
Due May 5, 2011 (subsequently repaid on its due date)	761,023
Due May 10, 2011 (subsequently repaid on its due date)	3,044,094
Due May 16, 2011	3,044,094
Due July 17, 2011	9,132,281
Due August 23, 2011	1,522,047
Due September 9, 2011	3,044,094
Due September 15, 2011	1,522,047
Due September 21, 2011	1,522,047
Due September 22, 2011	1,522,047
Due September 23, 2011	1,217,637
Total	$33,028,417

Through issuing Bank note payable rather than paying cash to suppliers, the Company can defer the payments to the date bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks at the rate 3.05% per annual for this reporting period will generate interest income.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 16 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

Prior to January 1, 2008, the CIT rate applicable to the Company was 33%. Kandi’s first profitable tax year for income tax purposes as a foreign-invested company was 2007. As a foreign-invested company, the income tax rate of Kandi is entitled to a 50% tax holiday based on 25% for the years from 2009 through 2011. During the transition period, the above tax concession granted to the Company prior to the new CIT law will be grandfathered according to the interpretations of the new CIT law.

KSV and Kandi New Energy are subsidiaries of the Company and their applicable corporate income tax rates are both 25%.

According to the PRC corporation income tax (“CIT”) reporting system, the CIT sales cut-off base is concurrent with the value added tax (“VAT”) which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual basis but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off CIT timing difference which derived from the VAT reporting system will create a temporary sales cut-off timing difference and this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimation reported in the Form 10-K.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2011 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended March 31, 2011 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the three months ended March 31, 2011 and 2010 is summarized as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2011	2010
Current:
Provision for CIT	$90,694	$60,943
Provision for Federal Income Tax	0	0
Deferred:
Provision for CIT	0	(10,617)
Income tax expense (benefit)	$90,694	$50,326

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2011 and 2010 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2011	2010
Computed "expected" (benefit) expense	$88,654	$(31,892)
Favorable tax rate	(90,694)	(60,943)
Permanent differences	39,848	58,159
Valuation allowance	52,886	85,002
Income tax expense (benefit)	$90,694	$50,326

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Current portion:	(Unaudited)
Deferred tax assets:
Expense	$(1,551)	$(10,042)
Subtotal	(1,551)	(10,042)

Deferred tax liabilities:
Sales cut-off (CIT tax reporting on VAT tax system)	(36,250)	(24,041)
Other	(299)	-
Subtotal	(36,549)	(24,041)

Total deferred tax liabilities – current portion	(38,100)	(34,083)

Non-current portion:
Deferred tax assets:
Depreciation	515,638	476,847
Loss carried forward	6,671	3,524,145
Valuation allowance	(6,671)	(3,524,145)
Subtotal	515,638	476,847

Deferred tax liabilities:
Accumulated other comprehensive gain	(220,899)	(220,899)
Subtotal	(220,899)	(220,899)

Total deferred tax assets – non-current portion	294,739	255,948

Net deferred tax assets	$256,639	$221,865

(b) Tax Holiday Effect

For the three months ended March 31, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax  holidays for the three months ended March 31, 2011 and 2010.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31
	(Unaudited)
	2011	2010
Tax holiday credit	$90,694	$60,943
Basic net income per share effect	$0.00	$0.00

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

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

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share.   Per the agreement, 250,000 of these options vested and became exercisable on March 6, 2011, and 100,000 will vest and become exercisable on June 6, 2011.  The options will expire after ten years.  The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan.  No required dates of service are specified on the consulting agreement.  No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,833,304	$0.84
Granted	-	-
Exercised	33,333	0.80
Cancelled	-	-
Outstanding as of March 31, 2011	1,799,971	0.84

The following table summarizes information about stock options outstanding as of March 31, 2011:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,699,971	$0.80	8	1,699,971	$0.80
100,000	1.50	8.5	100,000	1.50

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of March 31, 2011, the consultant had cashless exercised the 100,000 warrants with the exercise price of $2.5 per share.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,147 and 137,915 respectively. As of March 31, 2011, the investors had converted $9,999,000 of the principal amount and $159,507 of accrued interest of the Convertible Notes into an aggregate of 3,120,795 shares of Common Stock.

As of March 31, 2011, the fair value of the Investor Warrants and the warrants issued to the placement agent is $1.43 per share, and the fair value of conversion features is $1.10 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of March 31, 2011, the fair value of Second round warrants is $1.45 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 18 – STOCK AWARD

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

According to that certain consulting agreement dated as of March 1, 2010, between the Company and DGI Investor Relations, Inc., the Company agreed to compensate the consultant in payments of 2,000 shares of Company’s Common Stock per quarter for the term of the agreement in exchange for the consultant providing investor relations services. Pursuant to the terms of the agreement, as of March 31, 2011 the Company has issued 11,340 shares of Common Stock for services rendered from January 1, 2010 to the end of the agreement.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(a)	Guarantees and Pledged collateral for third party bank loans

(1)   Guarantees for third party bank loans

As of March 31, 2011, the Company provided guarantee for the following third parties:

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,566,141
Zhejiang Mengdeli Electric Co., Ltd.	2,587,480
Zhejiang Shuguang industrial Co., Ltd.	6,088,187
Zhejiang Yiran Auto Sales Company	761,023
Zhejiang Taiping Trade Co., Ltd.	3,500,708
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,044,094
Nanlong Group Co., Ltd.	3,044,094
Zhejiang Chuangda industrial Co., Ltd.	1,826,456
Yongkang Angtai Trade Co., Ltd.	761,023
Total	$26,179,206

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,566,141 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 8, 2010 to December 8, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,587,480 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is a supplier of but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On June 7, 2010 and December 7, 2010, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from  Shenzhen Development Bank and Huaxia Bank Hangzhou branch in the amount of $3,044,094 and $3,044,094 respectively by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from June 7, 2010 to June 7, 2011 and December 7, 2010 to December 7, 2011 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

On September 29, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Bank of Hangzhou in the amount of $761,023 by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period from September 29, 2010 to September 29, 2011 respectively. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

On May 26, 2009, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,500,708 by Zhejiang Taiping Trade Co., Ltd. (“ZTTCL”) for the period from May 26, 2009 to May 26, 2011. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract if ZTTCL fails to perform its obligations as set forth in the loan contract.

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,044,094 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 8, 2010 to December 8, 2011. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On September 13, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $3,044,094 by Nanlong Group Co., Ltd. (“NGCL”) for the period from September 13, 2010 to September 12, 2010. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

On January 25, 2011 and February 12, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from ICBC Jinhua Tieling branch in the amount of $913,228 and $$913,228 respectively by Zhejiang Chuangda industrial Co., Ltd. (“ZCICL”) for the period from January 25, 2011 to July 18, 2011 and February 12, 2011 to July 24, 2011 respectively. ZCICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZCICL under the loan contracts if ZCICL fails to perform its obligations as set forth in the loan contracts.

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $152,205 and $608,819 respectively by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

(2)   Guarantees for third party bank notes

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,217,637
Total	$1,217,637

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,217,637 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)   Pledged collateral for a third party’s bank loans

As of March 31, 2011, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.
Land use rights net book value	$6,838,287
Plant and equipment net book value	$4,604,071

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given.  It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. These companies provided guarantees for the Company’s bank loans as well. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. Also see Note 14.

(b)	Pending litigations

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”), Kandi Investment Group, SunL and other parties, and they are related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles.  Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group has been unrelated to the Company or its affiliates.

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles, Kandi Investment and other parties but not the Company. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiffs to show cause by April 1, 2011 why the appeal should not be dismissed.  The Plaintiffs responded by voluntarily withdrawing their appeals.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

The Company intends to defend these cases vigorously and believe it will prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

NOTE 20 COMPARATIVE AMOUNTS

Prior year comparative amounts have been reclassified to conform to current year’s presentation. In the condensed consolidated statements of Income (loss) and comprehensive income (loss) (unaudited), the amount of change in fair value of financial instruments, which is included in Interest expense, net in 2010, has been separated in this reporting.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2010 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System athttp://www.sec.gov.

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

The fair value of warrants, which is classified as a liability, is estimated using a Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses as interest expense. .

The Company determined that the fair value of equity based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2011.

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

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. The adoption of this update did not have any material impact on the Company’s financial statements.

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

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portions of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended March 31, 2011	% Of Revenue	For Three Months Ended March 31, 2010	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$8,341,506	100%	$8,254,624	100%	$86,882	1.1%
COST OF GOODS SOLD	(6,280,073)	(75.3%)	(6,404,615)	(77.6%)	(124,542)	(1.9%)
GROSS PROFIT	2,061,433	24.7%	1,850,009	22.4%	211,424	11.4%
Research and development	511,952	6.1%	343,407	4.2%	168,545	49.1%
Selling and distribution expenses	56,936	0.7%	852,326	10.3%	(795,390)	(93.3%)
General and administrative expenses	673,867	8.1%	650,812	7.9%	23,055	3.5%
INCOME FROM OPERATIONS	818,678	9.8%	3,464	0.0%	815,214	23,533.9%
Interest expense, net	(297,270)	(3.6%)	(770,565)	(9.3%)	473,295	(61.4%)
Change in fair value of financial instruments	5,385,178	64.6%	562,639	6.8%	4,822,539	857.1%
Government grants	7,588	0.1%	29,842	0.4%	(22,254)	(74.6%)
Investment income	1,214	0%	-	-	1,214	100%
Other income, net	113,706	1.4%	47,051	0.6%	66,655	141.7%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,029,094	72.3%	(127,569)	(1.5%)	6,156,663	(4,826.1%)
INCOME TAX (EXPENSE) BENEFIT	(90,694)	(1.1%)	(50,326)	(0.6%)	(40,368)	80.2%

NET (LOSS) INCOME	5,938,400	(71.2%)	(177,895)	(2.2%)	6,116,295	(3,438.2%)

(a) Revenue

For the three months ended March 31, 2011, our revenue increased by 1.1% from $8,254,624 to $8,341,506 as compared to the three months ended March 31, 2010.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011		2010
	Unit	Sales	Unit	Sales
ATV	1,620	$1,414,516	1,053	$1,001,153
Super-mini car 1	209	1,032,763	372	1,679,458
Go-Kart	5,366	4,948,190	3,602	3,764,963
Utility vehicles (“UTVs”)	233	490,245	567	1,295,573
Three wheeled motorcycle	191	455,792	217	513,477
Total	7,619	8,341,506	5,811	8,254,624

1)	include the products called CoCo, EV and mini-car in the previous filing.

Off-Road Vehicles

During the three months ended March 31, 2011, the market condition for ATV products continues to recover. The Company developed some low price products to meet markets demands, which has caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $413,363, or 41% in the three months ended March 31, 2011 over the comparable period, which was attributable to 54% increase from 1,053 units in the first three months of 2010 to 1,620 units in 2011, partially caused by an 8% unit price reduction.

In the first three months of 2011, our Go-Karts experienced a significant increase in revenue of $1.18 million or 31.4% over the same period of last year, which was mainly attributable to a 49% increase in unit sales from 3,602 units in the three months ended March 31, 2010 to 5,366 units in 2011.  Just as with ATVs, the Company’s successful development of meet-market-demands low price products has achieved good results, and with the help of good market conditions, the Company realized a significant increase of revenue in Go-Karts.

Because the role of the three-wheeled motorcycle (TT) is changing from a recreational vehicle that is not allowed to run on the road to a formal vehicle, which needs to pass certain certifications, this role-changing period caused the revenues from our TT to drop by $57,685, or 11.2%, from the three months ended 2010 to 2011, which was attributable to a decrease in unit sales of 12% from 217 units in the three months ended March 31, 2010 to 191 units in 2011, with the unit price flat.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $1,295,573 to $490,245. This 62.2% decrease is due to an 8% decrease in average unit price and a 59% drop in unit sales from 567 units in the three months ended March 31, 2010 to 233 units for the same period of 2011. This significant drop is primarily because of the continuing high competition in this UTV market, while the UTV manufactured by the Company is relatively high end and more expensive, which effected the sales.

Super-mini-Car Products

Because the Company has shifted its focus of super-mini cars from overseas market to the domestic Chinese market, and as governments at different levels are still in the process of determining the supporting policies, the Company has not realized mass unit sales during this reporting period. For the three months ended March 31, 2011, revenues from our Super-mini car, dropped significantly by $646,695, or 38.5% from the same period of 2010, which was attributable to a decrease in unit sales of 43.8% from 372 units in the first three months of 2010 to 209 units in 2011.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011		2010
	Sales	Percentage	Sales	Percentage
North America	$1,059,533	13%	$1,021,999	12%
China	7,034,824	84%	7,128,516	86%
Europe & other region	247,149	3%	104,109	2%
Total	$8,341,506	100%	$8,254,624	100%

For the three months ended March 31, 2011, about 90% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2011 was $6,280,073, representing a slight 1.9% decrease of $124,542, or 1.9% from the three months ended March 31, 2010, reflecting the Company’s more efficient cost control. Cost of goods sold was 75.3% of the total revenue for the period as compared to 77.6% for the comparable period, primarily because of the Company’s increased operating efficiency and manufacturing cost management.

(c) Gross profit

Gross profit for the first quarter of 2011 increased 11.4% to $2,061,433 compared to the same period of last year, as a result of increased  revenue. The Company has put more efforts and resources into developing and promoting products with higher gross margins, and more importantly, the Company has achieved more effective manufacturing cost management. As of March 31, 2011, the Company’s gross margin increased to 24.7%, compared to 22.4% for the same period of 2010.

(d) Selling and distribution expenses

Selling and distribution expenses were $56,936 for the three months ended March 31, 2011, as compared to $852,326 from the same period in 2010, representing a 93% decrease.  The significant decrease is because the expense for three months ended March 31, 2010 included expense related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market. Excluding the $780,902 option related expense, the net Selling and distribution expenses for the three months ended March 31, 2010 was $71,424. Excluding these cost, selling and distribution expenses for the three months ended March 31, 2011 would have decreased 20% from the same period of 2010, primarily because some customers paid for transportation expense, thus reducing the transportation expense borne by the Company.

(e) General and administrative expenses

General and administrative expenses were $673,867 for the three months ended March 31, 2011, as compared to $650,812 for the same period in 2010, representing a 3.5% increase.  For the three months ended March 31, 2011, the general and administrative expenses included $85,957 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $200,566. In addition, the general and administrative expenses also included $17,792 in expenses for common stock awards to employees and consultants for financing and investor relations services. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the three months ended March 31, 2011 was $570,118, an increase of 26.6% from $450,246 for the same period of 2010. This increase was primarily due to the increase of expenses incurred by the Company’s increased activities in capital markets.

(f) Research and development

Research and development expenses were $511,952 for the three months ended March 31, 2011, as compared to $343,407 from the same period in 2010, representing a 49.1% increase.  This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the first three months of 2011, the Company strengthened the research and development for electrical vehicles equipped with lithium battery (model 5010 XXYEV and 5011XXYEV) in order to seek the leading position in new energy vehicle market; in addition, the Company successfully developed some low price ATV products, which have received good feedback for the first three months of 2011.

(g) Government grants

Government grants totaled $7,588 for the three months ended March 31, 2011, representing a 74.6% decrease over the same period in 2010.  This decrease was mainly because the Company successfully implemented advanced information technology in its daily operation during three months ended March 31, 2010, which was awarded by the local government with a grant of one time subsidy. For the three months ended March 31, 2011, the government grant is in subsidies for supporting technological innovation and patent application.

(h) Net interest expense

Net interest expense was $297,270 for the three months ended March 31, 2011, as compared to $770,565 net interest expense for the same period last year, representing a decrease of 61.4%. For the three months ended March 31, 2011, the interest expense for convertible notes was $15, and the interest incurred by the amortization of debt discount was $92 since only $1,000 convertible notes were left for the three months ended March 31, 2011. While for the same period of last year, the interest for the convertible notes was $117,742, and the interest incurred by the amortization of debt discount was $239,366. Excluding the effects of interest expense related to convertible notes, the net interest expense for this reporting period was $297,163, a decrease of 28% from $413,457 for the same period of 2010, primarily due to the increase of interest income earned from the note receivables issued to third parties.

(i) Change in fair value of financial instruments

For the three months ended March 31, 2011, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $5,385,178, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $562,639. This significant increase was due primarily to the lower stock price in the first quarter of 2011.

(j) Other Income, Net

Net other income was $113,706 for the three months ended March 31, 2011, compared to $47,051 for the same period of last year, an increase of $66,655 or 141.7%.  This increase is primarily the result of a write off of other payables as a penalty for a construction contractor for its delayed schedule.

(k) Net (loss) income

The operating performance of the Company for the three months ended March 31, 2011 reflected a net income of $5,938,400, significantly improved from a net loss of $177,895 for the same period of last year, primarily due to the changes of fair value of warrants issued to investors and placement agents.

Excluding the effects of option related expenses, which was $85,957 and $981,468 for the three months ended March 31, 2011 and 2010 respectively, the stock award expense, which was $17,792 and $0 for the three months ended March 31, 2011 and 2010 respectively, the Convertible Note’s interest expense, which was $15 and $117,742 for the three months ended March 31, 2011 and 2010 respectively, the effect caused by amortization of discount on Convertible Notes, which was $92 and $239,366 for the three months ended March 31, 2011 and 2010 respectively, and the change of the fair value of financial derivatives, which was $5,385,178 and $562,639 for the three months ended March 31, 2011 and 2010 respectively, for the three months ended March 31, 2011, the Company’s net income was $657,078, an increase 9.9% as compared with net income of $598,041 for the same period of 2010 excluding the same effects. This increase is primarily due to the increase of gross profit and the increase of other income, although offset by the increase of research and development expense, and the increase of general and administrative expense.

As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes have already been converted.

Financial Condition

Working Capital

The Company had a working capital surplus of $20,208,386 at March 31, 2011, an improvement from a working capital deficit of $1,705,852 as of March 31, 2010, which was principally due to the Company’s additional equity offering in December 2010, and most convertible notes issued in January 2010 have been converted to common stock. The Company used part of these proceeds in the Company’s working capital and used part of these proceeds in the prepayment for purchasing fixed assets used for production.

As of March 31, 2011, the Company has credit lines from commercial banks for $38,355,581, of which $28,614,481 was used on March 31, 2011. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2011
(In thousands)
Capital requirements
Purchase of plant and equipment	$172
Issuance of notes receivable	2,716
Repayments of short-term bank loans	6,829
Repayments of notes payable	5,463
Increase in restricted cash	9,432
Internal cash used in operations	9,439
Total capital requirements	$34,051

Capital provided
Decrease in cash	251
Proceeds from short-term bank loan	6,829
Proceeds from notes payable	19,425
Repayments of notes receivable	7,476
Other financing activities	27
Total capital provided	$34,008

 For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rage changes over the past three months.

Cash Flow

Net cash flow used in operating activities was $9,438,803 for the three months ended March 31, 2011, as compared to net cash flow provided by operating activities of $957,837 in the same period in 2010. The decrease of net cash flow by operating activities was mainly due to the prepayments and prepaid expenses. The account has changed to cash outflow of $6,947,548 in the three months ended 2011 from cash inflow of $641,890 for the same period of last year, which is mainly caused by the Company’s having prepaid part of the model manufacturing payments to suppliers.  Acquisition effect of $97,793 for the three month ended March 31, 2011 is related to investments in Kandi New Energy, mainly because of the interest income accrued before Kandi New Energy was consolidated into Kandi Vehicles, which is not included in the net income for this reporting period, but included in the Company’s consolidated assets.

Net cash flow provided by investing activities was $4,587,301 for the three months ended March 31, 2011 as compared to net cash flow used in investing activities of $7,379,846 for the same reporting period in 2010. For the three months ended March 31, 2011, the Company issued $2,716,484 in notes receivable, and collected $7,476,170 in repayment of note receivables, which caused a net cash inflow $4,759,686 from notes receivable. For the same period of last year, the Company recorded a net cash outflow $7,215,876 in notes receivable, due to the $1,536,569 repayment of notes receivable and $8,752,445 issuance of notes receivable.

Net cash flow provided by financing activities was $4,556,872 for the three months ended March 31, 2011, as compared to net cash flow provided by financing activities of $8,676,551 for the three months ended March 31, 2010. Cash flow provided by financing activities in this quarter was primarily due to net cash inflow from notes payable issued of $13,961,817 although offset by the cash outflow of $9,431,611 for the restricted cash, while for the same period of last year, the net cash inflow caused by notes payable was $7,772,168, mainly caused by the issuing of convertible notes in January 2010. The increase of restricted cash is primarily due to the increase of note payable bank issued, please also refer to Note 15 of Condensed Consolidated Financial Statements.

Recent Development Activities:

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

On March 29, Kandi Technologies' New Lithium-Ion Electric Vehicle unveiled at Hangzhou's First New Energy Vehicle Showroom. The KD 5011 is available for sale to consumers in Hangzhou. The new model KD 5011 EV is approved for a national subsidy of RMB60,000, provides average consumers with a low-cost, eco-friendly alternative for urban transportation.

On April 25, Vice Governor Mao of Zhejiang Province visits Kandi Technologies' facilities, along with other provincial and Jinhua city government officials. Mr. Mao encouraged Kandi to continue its innovative focus on pure EV business development while maintaining overall quality and competitiveness within the marketplace.

Recently, the major focus of EV commercialization has shifted to markets within China. Jinhua municipal city of Zhejiang Province has started a 3,000-car experimental program, which will use Kandi’s electric vehicles. In addition, Kandi has taken further steps to expand into the markets of Hangzhou and other cities in China. This progress has laid a foundation for increased EV sales, and the Company expects further positive developments as the year progresses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were effective as of such date.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles, Kandi Investment and other parties but not the Company. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiff to show cause by April 1, 2011 why the appeal should not be dismissed. The plaintiffs responded by voluntarily withdrawing their appeals.

The Company intends to defend these cases vigorously and has the confidence to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2010. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Loan Agreement dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Xiaoming Hu

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: May 16, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)