Form 10-Q/A
period 2010-06-30
Kandi Technologies Corp
filed 2011-06-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on  August 16, 2010 (the “Original Form 10-Q”), in order to correct the tabular presentation of unit sales in 2009 and to provide the explanation for the re-categorization of certain models in 2010 so that shareholders and others can both understand the 2009 revenue as reflected in the categories used in the 2010 presentation and track the changes in the categories from the 2009 presentation to the 2010 presentation.  We also provide the current disclosure and updates with respect to the civil litigation in Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd. and related default judgment against Zhejiang Kandi Vehicles Co., Ltd.

Item 6 of Part II of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amendment and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the amendment, which should be read in their historical context. The following items have been amended:

Part I, Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 1. Legal Proceedings.
Part II, Item 6. Exhibits.

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

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	2,184	$1,595,181	2,537	$1,053,633
CoCo	1,377	5,810,682	646	1,704,025
GoKart	6,387	6,906,990	2,732	2,380,224
Utility vehicles (“UTVs”)	1,052	2,301,724	1,558	3,671,762
Three-wheeled motorcycle (“TT”)	678	1,551,647	491	677,812

The table above reflects the 2009 unit sales in categories different from those used in our 10-Q for the quarter ended June 30, 2009.  We have moved certain models of our vehicles from one category to another because we concluded that, given the configuration and properties of the vehicles and the ways in which the markets for our products are developing, the categories we have utilized in the table above better reflect our performance in the several vehicle product lines in which we compete.

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

The following table lists the number of vehicles sold and sales revenues, categorized by vehicle type, within the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	1,131	$593,949	1,791	$612,841
CoCo	1,005	4,131,674	477	1,264,406
GoKart	2,785	3,141,901	2,457	2,243,425
Utility vehicles (“UTVs”)	485	1,006,094	519	942,789
Three-wheeled motorcycle (“TT”)	461	1,038,266	293	418,089

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles, Kandi Investment and other parties but not the Company. The lawsuit and default judgments didn’t come to the Company’s or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiff to show cause by April 1, 2011 why the appeal should not be dismissed. The plaintiffs responded by voluntarily withdrawing their appeals.

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since neither the Company nor any of its subsidiaries manufactured the vehicle involved in the accident. The Company has established by reference to the VIN number on the vehicle that the manufacturer of the vehicle was not Kandi Vehicles but a different manufacturer. Neither the Company nor any of its subsidiaries actually has, to the best of our knowledge, any involvement with respect to the subject vehicle. The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

None.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: June 8, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2011	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)