Form 10-Q/A
period 2010-09-30
Kandi Technologies Corp
filed 2011-06-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

TABLE OF CONTENTS

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on  November 15, 2010 (the “Original Form 10-Q”),  in order to correct the tabular presentation of unit sales in 2009 and to provide the explanation for the re-categorization of certain models in 2010 so that shareholders and others can both understand the 2009 revenue as reflected in the categories used in the 2010 presentation and track the changes in the categories from the 2009 presentation to the 2010 presentation.  We also provide the current disclosure and updates with respect to the civil litigation in Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd. and related default judgment against Zhejiang Kandi Vehicles Co., Ltd.

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

(a) Revenue

For the nine months ended September 30, 2010, our revenue increased by 49.8%, from $19,114,049 to $28,637,863 year over year. This was primarily due to the continued strengthening of the Company’s traditional recreational vehicle market, led by a 167% year over year increase in go kart revenue and 86% year over year increase in revenue of the CoCo super mini auto, primarily in the U.S.  The Company noted that sales of go karts historically were stronger ahead of the Christmas season and it has also focused on expanding sales to new locations.  While sales of other recreational products were weaker than anticipated, the Company anticipates gradual strengthening in the months ahead.  The Company also is continuing to focus on developing what it sees as a potentially large new market for certain of its recreational vehicles in its domestic market, as part of a continuing goal to shift 50% of product sales to China over time.

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

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	2,756	$1,985,008	3,098	$1,623,635
CoCo	1,592	6,635,008	1,141	3,563,550
GoKart	14,943	15,064,736	7,061	5,650,243
Utility vehicles (“UTVs”)	1,397	2,970,300	2,864	6,468,654
Three-wheeled motorcycle (“TT”)	862	1,982,811	1,061	1,803,603
Pick - up	-	-	1	4,364

The table above reflects the 2009 unit sales in categories different from those used in our 10-Q for the quarter ended September 30, 2009.  We have moved certain models of our vehicles from one category to another because we concluded that, given the configuration and properties of the vehicles and the ways in which the markets for our products are developing, the categories we have utilized in the table above better reflect our performance in the several vehicle product lines in which we compete.

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

(a) Revenue

For the three months ended September 30, 2010, our revenue increased by 8.8%, to $10,478,224 from $9,626,593 as compared to the three months ended September 30, 2009. This was primarily due to the continuing strengthening of the Company’s traditional recreational vehicle market, led by a 150% year over year increase in go kart revenue. The Company noted that sales of this product historically were stronger ahead of the Christmas season and it has also focused on expanding sales to new locations.  While sales of other recreational products were weaker than anticipated, the Company anticipates a gradual strengthening in the months ahead.  The Company also is continuing to focus on developing what it sees as a potentially large new market for certain of its recreational vehicles in its domestic market, as part of a continuing goal to shift 50% of product sales to China over time.

The following table lists the number of vehicles sold and sales revenues, categorized by vehicle type, within the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30
	2010		2009
	Unit	Sales	Unit	Sales
ATV	572	$387,587	561	$570,002
CoCo	215	812,996	495	1,859,525
GoKart	8,556	8,182,472	4,329	3,270,019
Utility vehicles (“UTVs”)	345	665,908	1,306	2,796,892
Three-wheeled motorcycle (“TT”)	184	429,261	570	1,125,791
Pick-up	-	-	1	4,364

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