Form 10-K/A
period 2010-12-31
Kandi Technologies Corp
filed 2011-06-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

There were 27,433,934 shares of voting common stock with a par value of $0.001 outstanding at March 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Explanatory Note		1

PART I

Item 1.	Business.	3-8
Item 1A.	Risk Factors.	9-17
Item 1B.	Unresolved Staff Comments.	18
Item 2.	Properties.	19
Item 3.	Legal Proceedings.	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20
Item 6.	Selected Financial Data.	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	31
Item 8.	Financial Statements and Supplementary Data.	31
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	34
Item 9A.	Controls and Procedures.	34
Item 9B.	Other Information.	35

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	36-37
Item 11.	Executive Compensation.	37-39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	39
Item 13.	Certain Relationships and Related Transactions and Director Independence.	39
Item 14.	Principal Accounting Fees and Services.	40

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	41

SIGNATURES		42

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Form 10-K”), to amend our Original Form 10-K in order to correct the tabular presentation of unit sales in 2009 and to provide the explanation for the re-categorization of certain models in 2010 so that shareholders and others can both understand the 2009 revenue as reflected in the categories used in the 2010 presentation and track the changes in the categories from the 2009 presentation to the 2010 presentation.  The Company filed a Form 8-K exhibit 99.1 with then SEC on May 16, 2011 that explains the context of the amendment in detail. We also corrected the share ownership percentage by Excelvantage Group Limited at page 14 and are further updating the disclosure with respect to the legal proceeding in Missouri at page 19 and F-35 in this Amendment.

Item 15 of Part IV of this report has been revised to include, as an exhibit, a written consent from our independent accountant, pursuant to Item 601(b)(23) of the Regulation S-K and to include the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amendment and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by the amendment, which should be read in their historical context. The following items have been amended:

Part I, Item 1. Business;
Part I, Item 1A. Risk Factors
Part I, Item 3. Legal Proceedings
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8, Note 20 (b). Pending Litigation
Part IV, Item 15. Exhibits, Financial Statement Schedules.

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

Business Overview

General

Kandi’s products include off-road vehicles (which include ATVs, UTVs, and go-karts), motorcycles and mini-cars.

	The year ended December 31
	2010		2009
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	5,868	$3,716,893	6,192	$3,020,271
Super-mini car (EV)	1,618	6,800,000	2,102	8,478,424
Go-Kart	28,366	25,434,803	12,829	11,556,921
Mini Pick-up	-	-	1	4,364
Utility vehicles (UTVs)	2,270	4,839,256	3,508	8,477,828
Three-wheeled motorcycle (TT)	917	2,089,348	1,313	2,289,954
Total	39,039	$42,880,300	25,945	$33,827,762

The table above reflects the 2009 unit sales in categories different from those used in our 10-K for the year ended December 31, 2009.  We have moved certain models of our vehicles from one category to another because we concluded that, given the configuration and properties of the vehicles and the ways in which the markets for our products are developing, the categories we have utilized in the table above better reflect our performance in the several vehicle product lines in which we compete.  We have fully explained the changes in revenue presentation from the 2009 10-K to this 2010 10-K in a report on Form 8-K filed with the SEC on May 16, 2011.

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

Revenues from our ATVs experienced a significant increase of $696,622, or 23%, in year 2010 over the comparable fiscal years, which was attributable to 29.9% increase in the average unit price from $488 in 2009 to $633 in 2010.  During the fiscal year 2010, because the Company successfully developed several new competitive models, which are relatively high end and with higher than average unit prices. Therefore, although the unit sales decreased 5.2%, the revenue still increased 23% compared to fiscal year 2009.

In 2010, our Go-Karts experienced a significant increase in revenue of $13.9 million or 120% over the fiscal year 2009, which was mainly attributable to a 121% increase in unit sales from 12,829 units in 2009 to 28,366 units in 2010.  In year 2010, the improved market conditions, which benefited from the world economic recovery from the financial crisis, created a large increase in demand, especially demand for middle and small size products, which had been suppressed during the financial crisis.

Revenues from our three-wheeled motorcycle (TT) dropped by $0.2 million, or 8.8%, from fiscal year 2009 to 2010, which was attributable to a decrease in unit sales of 30% from 1,313 units in 2009 to 917 units in 2010. In year 2010, the Company modified the model 250MB2, and increased its performance. As a result, the Company increased its unit price in 2010. As the main product of our TT product line, the price increase of model 250MB2 caused the average unit price of TT products to increase by 30.6% in year 2010. During fiscal year 2010, unit sales of 250MB2 remained stable; however, unit sales of other models decreased, which caused the total sales to dropped in general.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $8,477,828 to $4,839,256. This 43% decrease is due to a 11.8% decrease in average unit price and a 35% drop in unit sales from 3,508 units in 2009 to 2,270 units in 2010. This significant drop is primarily because more competitors entered the UTV market in year 2010 after the UTV market recorded high profit in year 2009. Because of the high competition in this UTV market, the Company has reduced its price to maintain its competitive position. However, the severe competition still caused the Company to experience a significant sales drop in UTV products in year 2010.

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

In 2010, revenues from our Super-mini car, which is known as the pure Electric Vehicle (EV) in China and CoCo elsewhere, dropped significantly by $1.7 million, or 20% from 2009, which was primarily attributable to a decrease in unit sales of 23% from 2,102 units in 2009 to 1,618 units in 2010. In fiscal year 2010, the Company modified some models by equipping them with lithium batteries, and consequently increased their unit prices. Therefore, although the Company reduced the sale prices for some old models, the introduction of the vehicles equipped with lithium batteries increased the average unit price 4.2% from $4,034 in 2009 to $4,203 in 2010.

In fiscal year 2010, because the Chinese government is promoting the new energy cars, the Company shifted its focus market from the United States to China for the EV products. In the U.S market, the U.S. government subsidiary to electric powered cars is lower, which has affected EV’s sales revenues in the U.S market. At the same time, however the Chinese market needs time to develop. As a result, total sales dropped in year 2010 for the EV products. However, the Company expects significant growth in the sales of the pure Electric Vehicles in China and expects to expand the product line in the near term.

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

Excelvantage Group Limited controls approximately 43.8% of our outstanding shares of common stock as of December 31, 2010. As a result, Excelvantage Group Limited could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Revenues from our ATVs experienced a significant increase of $696,622, or 23%, in year 2010 over the comparable fiscal years, which was attributable to 29.9% increase in the average unit price from $488 in 2009 to $633 in 2010. During the fiscal year 2010, the Company has successfully developed several new competitive models, which is relatively high end and with a higher than average unit price. Therefore, although the unit sales decreased 5.2%, the revenue still increase 23% compared to fiscal year 2009.

In 2010, revenues from our Super-mini car, which is known as the pure Electric Vehicle (EV) in China and CoCo elsewhere, dropped significantly by $1.7 million, or 20% from 2009, which was primarily attributable to the decrease in unit sales of 23% from 2,102 units in 2009 to 1,618 units in 2010, although the introduction of lithium battery EV enhanced the average unit price 4.2%. With respect to EV sales, the Company believes the strengthening of the RMB versus the dollar has had a negative effect in recent months on U.S. sales of its “CoCo”.  The Company has shifted the focus of its EV sales to China, where we are pursuing our new EV business model, consisting of a network of “express charge” battery stations, combined with various government incentives, including national and local subsidies, for the purchase of EVs.  While the Company, anticipates a modest recovery for “CoCo” EV sales in the U.S., it is focusing on expanding retail sales of EVs in Jinhua, after the anticipated completion of the “battery farm” and several battery “express change” stations. The Company anticipates the development of additional EV model cities and expanded sales of EVs in China, as well as additional sales in Europe.

In 2010, our Go-Karts experienced a significant increase in revenue of $13.9 million or 120% over fiscal year 2009, which was mainly attributable to a 121% increase in unit sales from 12,829 units in 2009 to 28,366 units in 2010.  In year 2010, the improved market conditions, which had been suppressed during the financial crisis, benefited from the world economic recovery, and created a large increase in demand, especially for middle and small size products.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $8,477,828 to $4,839,256. This 43% decrease is due to a 11.8 % decrease in average unit price and a 35% drop in unit sales from 3,508 units in 2009 to 2,270 units in 2010. This significant drop is primarily because more competitors entered the UTV market in year 2010 after the UTV market recorded high profit in year 2009. Because of the high competition in this UTV market, the Company has reduced its price to maintain its competitive position. However, the severe competition still caused the Company to experience a significant sales drop in UTV products in year 2010.

Revenues from our three-wheeled motorcycle (TT) dropped by $0.2 million, or 8.8%, from fiscal year 2009 to 2010, which was attributable to a decrease in unit sales of 30% from 1,313 units in 2009 to 917 units in 2010. During the year, the Company modified the model 250MB2 and increased its performance. As a result, the Company increased its unit price in 2010. Given that this model became the main product of our TT product line, the price increase of model 250MB2 caused the average unit price of TT products to increase by 30.6 % in year 2010. During fiscal year 2010, unit sales of 250MB2 remained stable; however, unit sales of other models decreased, which caused total sales to drop.

The Company ceased production of the Mini Pick-Up in 2009 and sold only one specially-manufactured vehicle in 2009. In year 2010, no Mini Pick-Up was sold.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the twelve months ended December 31, 2010 and 2009:

	The year ended December 31
	2010		2009
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	5,868	$3,716,893	6,192	$3,020,271
Super-mini car (EV)	1,618	6,800,000	2,102	8,478,424
Go-Kart	28,366	25,434,803	12,829	11,556,921
Mini Pick-up	-	-	1	4,364
Utility vehicles (UTVs)	2,270	4,839,256	3,508	8,477,828
Three-wheeled motorcycle (TT)	917	2,089,348	1,313	2,289,954
Total	39,039	$42,880,300	25,945	$33,827,762

The table above reflects the 2009 unit sales in categories different from those used in our 10-K for the year ended December 31, 2009.  We have moved certain models of our vehicles from one category to another because we concluded that, given the configuration and properties of the vehicles and the ways in which the markets for our products are developing, the categories we have utilized in the table above better reflect our performance in the several vehicle product lines in which we compete.  We have fully explained the changes in revenue presentation from the 2009 10-K to this 2010 10-K in a report on Form 8-K filed with the SEC on May 16, 2011.

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

10.13	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd. dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011

10.14	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming

10.15	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007]

21.1	List of Subsidiaries of Registrant

23.1	Consent of Albert Wong & Co.

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter to Shareholders [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 16, 2011]

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 8, 2011.

KANDI TECHNOLOGIES, CORP.

June 8, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	June 8, 2011
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	June 8, 2011
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	June 8, 2011

/s/ Ni Guangzheng	Director	June 8, 2011

/s/ Jerry Lewin	Director	June 8, 2011

/s/ Fong Heung Sang	Director	June 8, 2011

/s/ Qian Jingsong	Director	June 8, 2011