Form 10-K/A
period 2009-12-31
Kandi Technologies Corp
filed 2011-07-29
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

DOCUMENTS INCORPORATED BY REFERENCE: none.

TABLE OF CONTENTS

Explanatory Note		1

PART I

Item 1.	Business.	2-5
Item 1A.	Risk Factors.	6-14
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	14

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item 6.	Selected Financial Data.	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15-25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	25
Item 8.	Financial Statements and Supplementary Data.	25
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	26
Item 9A.	Controls and Procedures.	26
Item 9B.	Other Information.	27

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	28-29
Item 11.	Executive Compensation.	29-31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
Item 13.	Certain Relationships and Related Transactions and Director Independence.	31
Item 14.	Principal Accounting Fees and Services.	32

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	33

SIGNATURES		34

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Form 10-K”), to amend our Original Form 10-K to make certain corrections as to: (i) the disclosure with respect to the legal proceeding in Missouri at page 14 and F-34 and (ii) management’s evaluation on controls and procedures at page 26. We also further update the disclosure with respect to the legal proceeding in Missouri.

Item 15 of Part IV of this report has been revised to include, as an exhibit, the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of this amendment and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by the amendment, which should be read in their historical context. The following items have been amended:

Part I, Item 3. Legal Proceedings
Part II, Item 8, Note 19 (b). Pending Litigation
Part II, Item 9A(a). Evaluation of Disclosure Controls and Procedures
Part IV, Item 15. Exhibits, Financial Statement Schedules.

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles (a subsidiary of the Company), Kandi Investment and other parties. No default judgment was entered against Kandi Technologies, Corp.  The lawsuit and default judgments didn’t come to the Company’s or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiff to show cause by April 1, 2011 why the appeal should not be dismissed. The plaintiffs responded by voluntarily withdrawing their appeals.

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

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
COMPREHENSIVE INCOME	$1,711,935	$5,388,857
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	19,961,000	19,961,000
DILUTED	21,478,717	19,961,000

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC	$0.05	$0.23
DILUTED	$0.05	$0.23

INCOME PER SHARE FROM NET GAIN FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$-	$0.02
NET INCOME PER SHARE, BASIC	$0.05	$0.25

NET INCOME PER SHARE, DILUTED	$0.05	$0.25

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles (a subsidiary of the Company), Kandi Investment and other parties. No default judgment was entered against Kandi Technologies, Corp. The lawsuit and default judgments didn’t come to the Company’s or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiff to show cause by April 1, 2011 why the appeal should not be dismissed. The plaintiffs responded by voluntarily withdrawing their appeals.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have concluded that the disclosure controls and procedures were ineffective as of December 31, 2009 due to the late acknowledgement and disclosure of the litigation in Missouri.

The Company has reevaluated its disclosure controls and procedures and has changed those controls to require immediate notification to the Executive Vice President of the Company in the U.S. and the general outside counsel of any threatened or initiated litigation.

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

Item 14.Principal Accounting Fees and Services.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1 1	Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited.
3.1 2	Certificate of Incorporation.
3.2 3	By-laws.
10.1 4	Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd.
10.2 5	Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming.
10.3 6	Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying.
16.1 7	Letter from Gately & Associates, LLC.
21.1 8	List of Subsidiaries.
23.1	Consent of Albert Wong & Co.
23.2	Consent of Weinberg & Company, P.A.
31.1 9	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2 9	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1 9	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
5  Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
6  Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007.
7  Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007.
8  Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2008.
9  Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2011.

KANDI TECHNOLOGIES, CORP.

July 29, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	July 29, 2011
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	July 29, 2011
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	July 29, 2011

/s/ Ni Guangzheng	Director	July 29, 2011

/s/ Jerry Lewin	Director	July 29, 2011

/s/ Henry Yu	Director	July 29, 2011

/s/ Qian Jingsong	Director	July 29, 2011