Form 10-Q/A
period 2010-06-30
Kandi Technologies Corp
filed 2011-07-29
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.2)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number 001-52186

Kandi Technologies, Corp.
(Exact name of registrant as specified in charter)

Delaware	90-0363723
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on  August 16, 2010 and amended on June 8, 2011(the “Original Form 10-Q”), to make certain corrections as to (i) the disclosure with respect to the default judgment of legal proceeding in Missouri and (ii) management’s evaluation on controls and procedures.

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

Part I,  Item 4. Controls and Procedures.
Part II, Item 1. Legal Proceedings.
Part II, Item 6. Exhibits.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$879,564	$218,207
Restricted cash	8,080,492	5,704,984
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2010 and December 31, 2009	12,174,776	14,879,968
Inventories, net of reserve for slow moving inventories of $152,918 and $152,278 as of June, 30, 2010 and December 31, 2009, respectively	9,596,453	5,382,760
Notes receivable	17,234,751	2,267,599
Other receivables	520,994	321,336
Prepayments and prepaid expenses	34,702	30,083
Due from employees	58,761	28,228
Advances to suppliers	534,708	1,164,672
Total Current Assets	49,115,201	29,997,837

LONG-TERM ASSETS
Plant and equipment, net	22,173,396	23,146,833
Land use rights, net	10,642,435	10,719,528
Deferred tax asset	210,021	207,747
Total Long-Term Assets	33,025,852	34,074,108

TOTAL ASSETS	$82,141,053	$64,071,945

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

These tiers include:

·	Level 1—defined as observable inputs such as quoted prices in active markets;

·	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

·	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

(k) Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

·	Persuasive evidence of an arrangement exists;

·	Delivery has occurred or services have been rendered;

·	The seller’s price to the buyer is fixed or determinable; and

·	Collectability is reasonably assured.

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

Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

·      Persuasive evidence of an arrangement exists;

·      Delivery has occurred or services have been rendered;

·      The seller’s price to the buyer is fixed or determinable; and

·      Collectability is reasonably assured.

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

	For Six Months Ended June 30, 2010	% Of Revenue	For Six Months Ended June 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$18,166,224	100.0%	$9,487,455	100.0%	$8,678,769	91.5%
COST OF GOODS SOLD	(13,963,654)	(76.9)%	(7,063,351)	(74.4)%	(6,900,303)	97.7%
GROSS PROFIT	4,202,570	23.1%	2,424,104	25.6%	1,778,466	73.4%
Research and development	743,768	4.1%	1,106,973	11.7%	(363,205)	(32.8)%
Selling and distribution expenses	942,013	5.1%	183,994	1.9%	758,019	412.0%
General and administrative expenses	1,797,872	9.9%	1,456,210	15.3%	341,662	23.5%
INCOME (LOSS) FROM OPERATIONS	718,917	4.0%	(323,073)	(3.4)%	1,041,990	(322.5)%
Interest income (expense), net	333,273	1.8%	(418,557)	(4.4)%	751,830	(179.6)%
Government grants	75,789	0.4%	124,005	1.3%	(48,216)	38.9%
Other income, net	57,859	0.3%	302,185	3.2%	(244,326)	(80.9)%
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,185,838	6.5%	(315,440)	(3.3)%	1,501,278	(475.9)%
INCOME TAX BENEFIT (EXPENSE)	(175,056)	(0.9)%	(41,085)	(0.2)%	(133,971)	(326.1)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,010,782	5.6%	(356,525)	(3.5)%	1,367,307	(383.5)%

NET INCOME (LOSS)	1,010,782	5.6%	(356,525)	(3.5)%	1,367,307	(383.5)%

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

	For Three Months Ended June 30, 2010	% Of Revenue	For Three Months Ended June 30, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$9,911,884	100.0%	$5,481,551	100.0%	$4,430,333	80.8%
COST OF GOODS SOLD	(7,559,235)	(76.3)%	(4,037,629)	(73.7)%	(3,521,606)	87.2%
GROSS PROFIT	2,352,649	23.7%	1,443,922	26.3%	908,727	62.9%
Research and development	400,370	4.0%	580,772	10.6%	(180,402)	(31.1)%
Selling and distribution expenses	89,685	0.9%	97,810	1.8%	(8,125)	(8.3)%
General and administrative expenses	1,147,061	11.6%	678,278	12.3%	468,783	69.1%
INCOME FROM OPERATIONS	715,533	7.2%	87,062	1.6%	628,471	721.9%
Interest income (expense), net	541,224	5.5%	(109,253)	(2.0)%	650,477	(595.4)%
Government grants	45,950	0.5%	24,951	0.5%	20,999	84.2%
Other income, net	10,801	0.1%	245,971	4.5%	(235,170)	(95.6)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,313,508	13.3%	248,731	4.5%	1,064,777	428.1%
INCOME TAX (EXPENSE) BENEFIT	(124,741)	1.3%	(22,358)	(0.4)%	(102,383)	(457.9)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,188,767	12.0%	226,373	4.1%	962,394	425.1%

NET (LOSS) INCOME	1,188,767	12.0%	226,373	4.1%	962,394	425.1%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company,  have concluded that the disclosure controls and procedures were ineffective as of June 30, 2010 due to the late acknowledgement and disclosure of the litigation in Missouri.

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles (a subsidiary of the Company), Kandi Investment and other parties . No default judgment was entered against Kandi Technologies, Corp. The lawsuit and default judgments didn’t come to the Company’s or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiff to show cause by April 1, 2011 why the appeal should not be dismissed. The plaintiffs responded by voluntarily withdrawing their appeals.

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

Kandi Technologies, Corp.

Date: July 29, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2011	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)