Form 10-Q/A
period 2010-09-30
Kandi Technologies Corp
filed 2011-07-29
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on  November 15, 2010 and amended on June 8, 2011 (the “Original Form 10-Q), to make certain corrections as to (i) the disclosure with respect to the default judgment of legal proceeding in Missouri and (ii) management’s evaluation on controls and procedures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have concluded that the disclosure controls and procedures were ineffective  as of September 30, 2010 due to the late acknowledgement and disclosure of the litigation in Missouri.

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