Form 10-K/A
period 2010-12-31
Kandi Technologies Corp
filed 2011-07-29
CIK 1316517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

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

DOCUMENTS INCORPORATED BY REFERENCE: None

 KANDI TECHNOLOGIES, CORP.
FORM 10-K/A

TABLE OF CONTENTS

Explanatory Note		1

PART I

Item 1.	Business	2-7
Item 1A.	Risk Factors	8-17
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	35-36
Item 11.	Executive Compensation.	36-38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions and Director Independence	38
Item 14.	Principal Accounting Fees and Services	39

PART IV

Item 15.	Exhibits, Financial Statement Schedules	40

SIGNATURES		42

Explanatory Note

Kandi Technologies, Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 and amended on June 8, 2011 (the “Original Form 10-K”),  to make certain corrections as to: (i) the disclosure with respect to the default judgment of legal proceeding in Missouri at page 18 and F-35 in this Amendment and (ii) management’s evaluation on controls and procedures at page 33.

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

Part I, Item 3. Legal Proceedings
Part II, Item 8. Note 20 (b). Pending Litigation
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

	Fiscal Year Ended December 31
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

On December 13, 2010, the Company announced it is making efforts to develop its “Express Change” EV model and EV sales in a second city — the nearby major metropolis of Hangzhou. Hangzhou, less than 80 miles from the Company’s home base in Jinhua, is the capital city of Zhejiang province where the Company locates.  Hangzhou is one of the five original pilot cities selected by the Chinese government to be eligible for national subsidies to promote the sale of new energy vehicles and has grasped the opportunity by taking several significant related initiatives. These include announcing plans for a variety of additional locally funded subsidies to be paid directly to renters and buyers of pure EVs (up to $9000 or RMB 60,000) and hybrid vehicles (up to $7500 or RMB 50,000).  Additionally, the local government in Hangzhou has announced plans to build a network of EV infrastructure to serve the more than 8.1 million residents of this large (6,505 square miles) and very prosperous (per capita GDP $10,972) city. The city has announced it intends to build four centralized battery charging stations, 38 changing stations, 145 distribution centers and 3,500 sets of charging poles to support both hybrid and pure EV sales. To better promote the sales of pure EVs in Hangzhou, the Company also opened a new corporate office.

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

Management of the Company, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, has concluded that the disclosure controls and procedures were ineffective as of December 31, 2010, due to the late acknowledgement and disclosure of the litigation in Missouri.

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

32.1 99.1
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

Name	Title	Date

/s/ Hu Xiaoming	President, Chief Executive Officer and	July 29, 2011
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	July 29, 2011
/ Zhu Xiaoying	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	July 29, 2011
Zheng Mingyang

/s/ Ni Guangzheng	Director	July 29, 2011
Ni Guangzheng

/s/ Jerry Lewin	Director	July 29, 2011
Jerry Lewin

/s/ Henry Yu	Director	July 29, 2011
Henry Yu

/s/ Qian Jingsong	Director	July 29, 2011
Qian Jingsong