Form 10-Q
period 2011-06-30
Kandi Technologies Corp
filed 2011-08-15
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes No ☑

As of August 8, 2011 the registrant had issued and outstanding 27,445,600 shares of common stock, par value $.001 per share.

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,372,223	$7,754,166
Restricted cash	26,768,895	17,398,087
Accounts receivable	9,292,373	16,999,430
Inventories	11,303,780	5,886,506
Notes receivable	20,848,877	24,865,989
Other receivables	1,615,858	814,327
Prepayments and prepaid expenses	57,565	97,298
Due from employees	11,288	36,385
Advances to suppliers	9,676,652	188,585
Marketable securities (trading)	-	300,675
Due from related party	-	-
Total Current Assets	88,947,511	74,341,448

LONG-TERM ASSETS
Plant and equipment, net	22,443,449	23,911,626
Land use rights, net	10,952,529	10,833,452
Construction in progress	94,871	-
Deferred taxes	217,920	255,948
Investment in associated companies	261,427	272,241
Total Long-Term Assets	33,970,196	35,273,267

TOTAL ASSETS	$122,917,707	$109,614,715

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,167,990	$6,452,652
Other payables and accrued expenses	670,386	794,625
Short-term bank loans	29,084,158	28,434,012
Customer deposits	73,250	82,127
Notes payable (net of discount of $508 and $0 as of June 30, 2011and December 31, 2010 respectively)	29,858,165	19,039,898
Income tax payable	188,385	127,339
Due to employees	7,887	12,767
Due to related party	841,251	841,251
Deferred taxes	43,672	34,083
Financial derivative	83	-
Total Current Liabilities	65,935,227	55,818,754

LONG-TERM LIABILITIES
Note payable, (net of discount of $0 and $730 as of June 30, 2011 and December 31, 2010 respectively)	-	270
Financial derivative	1,568,699	9,321,553
Total Long-Term Liabilities	1,568,699	9,321,823

TOTAL LIABILITIES	67,503,926	65,140,577

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,443,100 and 27,396,101 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	27,443	27,396
Additional paid-in capital	31,323,533	31,090,100
Retained earnings (the restricted portion is $1,319,067 at June 30, 2011 and December 31, 2010)	19,655,303	10,095,560
Accumulated other comprehensive income	4,407,502	3,261,082
TOTAL STOCKHOLDERS’ EQUITY	55,413,781	44,474,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,917,707	$109,614,715

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES, NET	$10,137,702	$9,911,884	$18,479,208	$18,166,224

COST OF GOODS SOLD	(7,795,987)	(7,559,235)	(14,076,060)	(13,963,654)

GROSS PROFIT	2,341,715	2,352,649	4,403,148	4,202,570

Research and development	574,588	400,370	1,086,540	743,768
Selling and distribution expenses	92,679	89,685	149,615	942,013
General and administrative expenses	827,529	1,147,061	1,501,396	1,797,872
INCOME (LOSS) FROM OPERATIONS	846,919	715,533	1,665,597	718,917

Interest income (expense), net	275,466	(671,945)	(21,804)	(1,442,536)
Change in fair value of financial instruments	2,367,594	1,213,169	7,752,772	1,775,809
Government grants	273,139	45,950	280,727	75,789
Investment (loss) income	(8,490)	-	(7,276)
Other income, net	53,526	10,801	167,232	57,859
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,808,154	1,313,508	9,837,248	1,185,838

INCOME TAX (EXPENSE) BENEFIT	(186,811)	(124,741)	(277,505)	(175,056)

NET INCOME (LOSS)	3,621,343	1,188,767	9,559,743	1,010,782

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
OTHER COMPREHENSIVE INCOME
Foreign currency translation	827,820	137,493	1,146,420	130,941
COMPREHENSIVE INCOME (LOSS)	4,449,163	1,326,260	10,706,163	1,141,723

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	27,440,878	20,866,109	27,431,851	20,424,671
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	28,578,592	24,677,264	28,786,145	22,004,992

NET INCOME (LOSS) PER SHARE, BASIC	$0.13	$0.06	$0.35	$0.05
NET INCOME (LOSS) PER SHARE, DILUTED	$0.13	$0.05	$0.33	$0.05

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,559,743	$1,010,782
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,317,662	1,935,980
Deferred taxes	58,459	(10,549)
Option and warrant expense	138,315	2,055,699
Change of derivative instrument’s fair value	(7,752,771)	(2,205,548)
Investment loss (income) in associated company	16,819	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	7,991,676	2,757,111
Inventories	(5,214,768)	(4,175,053)
Other receivables	(773,085)	(197,550)
Due from employees	20,490	(111,654)
Prepayments and prepaid expenses	(9,321,749)	627,935
Marketable equity securities (trading)	303,596	-

Increase (Decrease) In:
Accounts payable	(1,413,790)	3,149,816
Other payables and accrued liabilities	(134,299)	(285,960)
Customer deposits	(10,616)	110,017
Income tax payable	57,387	(76,918)
Net cash (used in) provided by operating activities	$(4,156,931)	$4,584,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(201,490)	(700,530)
Purchase of construction in progress	(93,652)	-
Issuance of notes receivable	(2,733,584)	(17,168,835)
Repayments of notes receivable	7,260,308	2,268,415
Net cash provided by (used in) investing activities	$4,231,582	$(15,600,950)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(8,857,647)	$(2,342,549)
Proceeds from short-term bank loans	14,507,848	19,166,786
Repayments of short-term bank loans	(14,507,848)	(18,142,607)
Proceeds from notes payable	29,473,839	20,241,794
Repayments of notes payable	(19,224,884)	(7,934,394)
Option exercise and other financing	60,069	744,911
Repayments of advances to related parties	-	-
Net cash provided by financing activities	1,451,377	11,733,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,526,028	717,099
Effect of exchange rate changes on cash	92,029	(55,742)
Cash and cash equivalents at beginning of period	7,754,166	218,207
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,372,223	$879,564

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$220,119	$262,591
Interest paid	$1,232,993	$891,042

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the six months ended June 30, 2011 and 2010, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies, Corp. (the “Company” or “Kandi”, formally known as Stone Mountain Resources Inc.) was incorporated under the laws of the State of Delaware on March 31, 2004.  On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

The company’s organizational chart as follows:

As the organizational chart reflects, Zhejiang Kandi Vehicles Co. Ltd. has a 50% ownership (voting) interest in Jinhua Kandi New Energy Vehicle Co. Ltd.; however, per the terms and conditions of its contractual arrangement with the other equity owner, Zhejiang Kandi Vehicles Co. Ltd. is entitled to 100% of the economic rights and interests (profits and loss absorption) in Jinhua Kandi New Energy Vehicle Co. Ltd.

The primary operations of the Company are the design, development, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobiles such as EVs for the PRC and global export markets. Sales are mainly made to trading companies in China, then distributed throughout the world.

NOTE 2 – LIQUIDITY

As of June 30, 2011, the Company’s working capital surplus was $23,012,284; in addition, the Company the Company has credit lines from Chinese commercial banks for $48,267,327, of which $29,084,158 was used as of June 30, 2011.

The Company believes that its cash flows generated internally may not be sufficient, if needed, to support growth of future operations and repay short term bank loans for the next twelve months. However, if necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. Further, the Company believes its access to existing financing sources and established relationships with PRC banks that will enable it to meet its obligations and fund its ongoing operations. That said, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position

The Company has historically financed itself through short-term commercial bank loans from PRC banks.  The term of these loans are typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and the short-term bank loan will be available on normal trade terms if needed.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies adopted by the Company conform to U.S. generally accepted accounting principles (“GAAP”) and have been consistently applied in the presentation of financial statements. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2011.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of Kandi and its ownership in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)
(iii)	Kandi Special Vehicles Co., Ltd. (“KSV”, formerly known as Kandi New Energy Vehicles Co., Ltd. “KNE”) (a wholly-owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(v)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement.)

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic; Exchange Rate; Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.
Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	of June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9,372,223	$9,372,223	-	-
Restricted cash	26,768,895	26,768,895	-	-
Conversion features	83	-	83	-
Warrants	1,568,699	-	1,568,699	-

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

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of June 30, 2011 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the six months ended June 30, 2011.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on June 30, 2011 and December 31, 2010 represent time deposits on account to secure short-term bank loans and notes payable. Also see Notes 14 and 15.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $0, as per the management's judgment based on their best knowledge.
As of June 30, 2011 and December 31, 2010, the longest credit term for certain customers are both 120 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers for raw materials used in the manufacturing process. For fiscal quarter ended June 30, 2011, prepayments was primarily comprised of advancements to mold manufactures. However, prepaid expenses, such as water and electricity fees, also contributed to the total number.

(h) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Molds	5 years

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,086,540 and $743,768 for the six months ended June 30, 2011 and 2010, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the six months ended June 30, 2011 and 2010, $280,727 and $75,789, respectively, was received from the PRC government for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which was obtained from website: http://www.oanda.com

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB : USD exchange rate	6.4640	6.6118	6.8086
Average period RMB : USD exchange rate	6.5482	6.7788	6.8347

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
The stock based compensation expense for the period ended June 30, 2011 is $138,315. Also see Note 17.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 6 – RISKS AND UNCERTAINTIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement ("ASU 2011-04"), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income ("ASU 2011-05"), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our financial position or results of operations.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended June 30, 2011 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	June 30, 2011	December 31, 2010
Company A	63%	27%	32%	61%
Company B	15%	63%	23%	20%
Company C	11%	6%	21%	14%
Company D	2%	-	2%	-
Company E	1%	-	-	-

(b) Suppliers

The Company’s major suppliers for the six months ended June 30, 2011 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	June 30, 2011	December 31, 2010
Company F	77%	87%	-	26%
Company G	2%	2%	2%	4%
Company H	1%	1%	5%	1%
Company I	1%	1%	5%	1%
Company J	1%	1%	6%	1%

Because the Company is  dependent on a small number of suppliers and customers,  it is reasonably possible that a permanent or temporary disruption in these relationships could result in a severe impact on our results of operations.

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the six months ended June 30, 2011, there are 1,359,290 potentially dilutive common shares.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

The following table sets forth the computation of basic and diluted net income per common share:

Six months Ended June 30,	2011	2010
Net income (loss)	$9,559,743	$1,010,782
Weighted – average shares of common stock outstanding
Basic	27,431,851	20,424,671
Dilutive shares	1,354,294	1,580,321
Diluted	28,786,145	22,004,992
Basic income (loss) per share	$0.35	$0.05
Diluted income (loss) per share	$0.33	$0.05

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Raw material	$1,510,763	$1,754,216
Work-in-progress	9,006,694	3,668,104
Finished goods	786,323	464,186
	11,303,780	5,886,506
Less: reserve for slow moving inventories	-	-
Inventories, net	$11,303,780	$5,886,506

Net inventories increased $5,417,274 from December 31, 2010 to June 30, 2011. This increase resulted primarily from the mass production of EV for the Chinese market.

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:
	June 30, 2011 (Unaudited)	December 31, 2010
Notes receivable from unrelated companies:
Due March 3, 2011, interest at 6.0% per annum 1	$-	$1,205,026
Due March 5, 2011, interest at 6.0% per annum 2	-	423,168
Due April 13, 2011, interest at 9.6% per annum 3	-	1,512,448
Due April 29, 2011, interest at 5.31% per annum 4	-	756,224
Due September 30, 2011, interest at 9.6% per annum (collected part of principal during this reporting period) 5	20,848,877	20,969,123
	20,848,877	24,865,989

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$20,848,877	$24,865,989

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

Details of Notes receivable from unrelated parties as of December 31, 2010
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1	1,205,026	Hangzhou YuanHai Property Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
2	423,168	Hangzhou YuanHai Property Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
3	1,512,448	Yongkang BoTao Trading Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
4	756,224	JiangXi De’er Chemical Co., Ltd. (*)	No relationship beyond loan	Receive interest income	Repaid in cash
5	20,969,123	Yongkang HuiFeng Guarantee Co., Ltd.	No relationship beyond loan	Receive interest income	Not due

(*) JiangXi De’er Chemical Co., Ltd. is 85% owned by Kandi Investment Group Co. (“KIGC”). KIGC is the guarantor of the Company’s bank loan of $4,234,853 and was also a lender of the note payable of $134,305 as of December 31, 2010. Also see note 15 and note 16 of Form 10-K, as amended, for fiscal year ended 2010. KIGC was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group has been unrelated to the Company or its affiliates.

Details of Notes receivable from unrelated parties as of June 30, 2011
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
5	20,848,877	Yongkang HuiFeng Guarantee Co., Ltd.	No relationship beyond loan	Receive interest income	Not due

For the six months ended June 30, 2011, the interest income generated from the notes receivable issued to third parties was $902,153.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Cost of land use rights	$11,813,206	$11,549,134
Less: Accumulated amortization	(860,677)	(715,682)
Land use rights, net	$10,952,529	$10,833,452

As of June 30, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,042,644 and $3,998,555 respectively. Also see Note 15.

As of June 30, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,909,885 and $6,834,897. Also see Notes 19.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of June 30, 2011, ZMEC had guaranteed bank loan of the Company for a total of $15,470,296. In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. ZMEC is also a supplier of the Company. Also see Note 14.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

The amortization expense for the six months ended June 30, 2011 and 2010 was $126,977 and $122,121 respectively.

Amortization expense for the next five years and thereafter is as follows:

2011 (six months)	$126,977
2012	253,954
2013	253,954
2014	253,954
2015	253,954
Thereafter	9,809,736
Total	$10,952,529

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
At cost:
Buildings	$13,487,784	$13,073,777
Machinery and equipment	9,921,983	9,733,241
Office equipment	178,253	153,441
Motor vehicles	241,610	188,277
Moulds	14,687,344	14,307,730
	38,516,974	37,456,466
Less : Accumulated depreciation
Buildings	$(1,694,510)	$(1,437,172)
Machinery and equipment	(7,406,970)	(6,755,599)
Office equipment	(119,117)	(108,034)
Motor vehicles	(151,198)	(129,113)
Molds	(6,701,730)	(5,114,921)
	(16,073,525)	(13,544,840)
Plant and equipment, net	$22,443,449	$23,911,626

As of June 30, 2011 and December 31, 2010, the net book value of plant and equipment pledged as collateral for the bank loans was $7,155,744 and $7,002,375, respectively. Also see Note 14.
As of June 30, 2011 and December 31, 2010, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party of the Company was $4,637,530 and $4,634,487. Also see Note 19.

Depreciation expense for six months ended June 30, 2011 and 2010 was $2,190,463 and $1,813,859 respectively.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:
	June 30, 2011 (Unaudited)	December 31, 2010
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei.	$-	$756,224
Monthly interest only payments at 6.66% per annum, due August 18, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei.	773,515	-

Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, Lv Qingbo, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company	-	3,024,895
Monthly interest only payments at 5.84% per annum, due October 15, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s assets. Also see Note 12 and Note 13.	1,547,030	1,512,447
Monthly interest only payments at 5.84% per annum, due December 5, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping. and pledged by Company’s asset. Also see Note 12 and Note 13.	773,515	756,224
Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company	3,094,059	-

Loans from Huaxia Bank

Monthly interest only payments at 5.73% per annum, due September 20, 2011, secured by the assets of the Company, guaranteed by Mr.Hu Xiaoming, Ms.Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	4,331,684	4,234,853

Loans from China Ever-bright Bank

Monthly interest only payments at 5.84% per annum, due April 7, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,537,342
Monthly interest only payments at 5.84% per annum, due October 11, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	4,641,089	4,537,342
Monthly interest only payments at 5.10% per annum, due November 1, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	3,024,895
Monthly interest only payments at 5.10% per annum, due September 30, 2011, secured by the assets of the Company, guaranteed byMr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	3,094,059	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30, 2011 (Unaudited)	December 31, 2010

Monthly interest only payments at 6.16% per annum, due October 2, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	4,641,089	-
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.10% per annum, due December 28, 2011, secured by the property of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	3,094,059	3,024,895

Loans from China Ever-growing Bank

Monthly interest only payments at 5.61% per annum, due April 27, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,024,895
Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,094,059	-
Total	$29,084,158	$28,434,012

Short term bank loans interest expense for the six month ended June 30, 2011 and 2010 was $870,597, and $749,407, respectively.

As of June 30, 2011, the aggregate amount of short-term loans that are guaranteed by various third parties is $29,084,158,
Of this amount, $15,470,296 is guaranteed by Zhejiang Mengdeli Electric Co., Ltd. whose bank loans of $6,899,752 and bank note of $1,237,624 are guaranteed by the Company, or secured by the Company’s assets; the net book value of plant and equipment pledged as collateral is $4,637,530, and the net book value of land use right pledged as collateral is $6,909,885.  Also see Note 19.
Of this amount, $7,425,743 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,641,089 are guaranteed by the Company. Also see Note 19. $3,094,059 is guaranteed by Lv Qingjiang, the major shareholder of Zhejiang Kangli Metal Manufacturing Company.
Of this amount, $3,867,574 is guaranteed by Zhejiang Shuguang industrial Co., Ltd. whose bank loans of $3,094,059 are also guaranteed by the Company. Also see Note 19. $773,515 is guaranteed by Mr. Yan Guanwei, who is also the major shareholder of Zhejiang Shuguang industrial Co., Ltd.
Of this amount, $15,470,296 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $3,094,059 are also guaranteed by the Company. Also see Note 19.
This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

Notes payable are summarized as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Bank acceptance notes:
Due January 13, 2011	$-	$1,512,447
Due March 2, 2011	-	1,209,958
Due March 13, 2011	-	1,512,447
Due March 16, 2011	-	1,209,958
Due April 18, 2011	-	1,134,336
Due April 18, 2011	-	930,155
Due April 18, 2011	-	960,404
Due April 20, 2011	-	1,361,203
Due April 26, 2011	-	2,268,671
Due May 5, 2011	-	756,224
Due May 10, 2011	-	3,024,895
Due May 16, 2011	-	3,024,895
Due July 17, 2011 (subsequently repaid on its due date)	9,282,178	-
Due August 23, 2011	1,547,030	-
Due September 9, 2011	3,094,059	-
Due September 15, 2011	1,547,030	-
Due September 21, 2011	1,547,030	-
Due September 22, 2011	1,547,030	-
Due September 23, 2011	1,237,624
Due October 18, 2011	3,094,059
Due October 20, 2011	1,547,030
Due October 21, 2011	2,320,544
Due November 20, 2011	3,094,059	-
Subtotal	$29,857,673	$18,905,593

Notes payable to unrelated companies:
Due April 24, 2011 (Interest rate 6.0% per annum)	$-	$134,305
Due January 20, 2012 (Interest rate 6.0% per annum)	1,000	1,000
Subtotal	1,000	135,305
Total	$29,858,673	$19,040,898

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each transaction.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 15 – NOTES PAYABLE (CONTINUED)

Restricted cash of $23,669,554 is held as collateral for the following notes payable at June 30, 2011:

Due July 17, 2011 (subsequently repaid on its due date)	9,282,178
Due August 23, 2011	1,547,030
Due September 9, 2011	3,094,059
Due September 15, 2011	1,547,030
Due September 21, 2011	1,547,030
Due September 22, 2011	1,547,030
Due September 23, 2011	1,237,624
Due October 18, 2011	3,094,059
Due October 20, 2011	1,547,030
Due October 21, 2011	2,320,544
Due November 20, 2011	3,094,059
Total	$29,857,673

Through issuing Bank note payable rather than paying cash to suppliers, the Company can defer the payments to the date bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks at the rate of 3.05% annually for this reporting period will generate interest income.

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
JUNE 30, 2011 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2011 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the six months ended June 30, 2011 due to the net operating loss carry forward in the United States.

Income tax expense (benefit) for the six months ended June 30, 2011 and 2010 is summarized as follows:

	For the Six Months Ended June 30,
	(Unaudited)
	2011	2010
Current:
Provision for CIT	$277,505	$185,673
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	0	(10,617)
Income tax expense (benefit)	$277,505	$175,056

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2011 and 2010 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Six Months Ended June 30,
	(Unaudited)
	2011	2010
Computed "expected" (benefit) expense	$302,675	$221,568
Favorable tax rate	(277,505)	(185,673)
Permanent differences	165,754	58,159
Valuation allowance	86,581	81,002
Income tax expense (benefit)	$277,505	$175,056

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Current portion:
Deferred tax assets:
Expense	$(19,191)	$(10,042)
Subtotal	(19,191)	(10,042)

Deferred tax liabilities:
Sales cut-off (CIT tax reporting on VAT tax system)	(24,481)	(24,041)
Other	-	-
Subtotal	(24,481)	(24,041)

Total deferred tax liabilities – current portion	(43,672)	(34,083)

Non-current portion:
Deferred tax assets:
Depreciation	438,819	476,847
Loss carried forward	86,581	3,524,145
Valuation allowance	(86,581)	(3,524,145)
Subtotal	438,819	476,847

Deferred tax liabilities:
Accumulated other comprehensive gain	(220,899)	(220,899)
Subtotal	(220,899)	(220,899)

Total deferred tax assets – non-current portion	217,920	255,948

Net deferred tax assets	$174,248	$221,865

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

(b) Tax Holiday Effect

For the six months ended June 30, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax  holidays for the six months ended June 30, 2011 and 2010.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2011 and 2010 are as follows:

	For the Six Months Ended June 30 (Unaudited)
	2011	2010
Tax holiday credit	$277,505	$185,673
Basic net income per share effect	$0.01	$0.01

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%. On June 30, 2011, one of the Company’s director resigned, and whose 6,668 unexercised options were forfeited.

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,833,304	$0.84
Granted	-	-
Exercised	39,999	0.80
Cancelled	6,668	0.80
Outstanding as of June 30, 2011	1,786,637	0.84

The following table summarizes information about stock options outstanding as of June 30, 2011:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,686,637	$0.80	7.75	1,686,637	$0.80
100,000	1.50	8.25	100,000	1.50

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of June 30, 2011, the consultant had cashless exercised the 100,000 warrants with the exercise price of $2.50 per share.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,147 and 137,915 respectively. As of June 30, 2011, the investors had converted $9,999,000 of the principal amount and $159,507 of accrued interest of the Convertible Notes into an aggregate of 3,120,795 shares of Common Stock.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

As of June 30, 2011, the fair value of the Investor Warrants and the warrants issued to the placement agent is $0.55 per share, and the fair value of conversion features is $0.26 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of June 30, 2011, the fair value of Second round warrants is $0.61 per share.

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

According to that certain consulting agreement dated as of March 1, 2010, between the Company and DGI Investor Relations, Inc., the Company agreed to compensate the consultant in payments of 2,000 shares of Company’s Common Stock per quarter for the term of the agreement in exchange for the consultant providing investor relations services. Pursuant to the terms of the agreement, as of June 30, 2011 the Company has issued 11,340 shares of Common Stock for services rendered from January 1, 2010 to the end of the agreement – May 31, 2011.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(a)  Guarantees and Pledged collateral for third party bank loans

(1)   Guarantees for third party bank loans
As of June 30, 2011, the Company provided guarantee for the following third parties:

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,641,089
Zhejiang Mengdeli Electric Co., Ltd.	2,629,950
Zhejiang Shuguang industrial Co., Ltd.	3,094,059
Zhejiang Yiran Auto Sales Company	2,320,545
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,094,059
Nanlong Group Co., Ltd.	3,094,059
Zhejiang Chuangda industrial Co., Ltd.	1,856,436
Yongkang Angtai Trade Co., Ltd.	773,515
Total	$21,503,712

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,641,089 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 8, 2010 to December 8, 2011. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On August 24, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Huaxia Bank Hangzhou branch in the amount of $2,629,950 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is a supplier of but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

On December 7, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from  Huaxia Bank Hangzhou branch in the amount of $3,094,059 by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from December 7, 2010 to December 7, 2011. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On September 29, 2010 and April 25, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Hangzhou and Shanghai Pudong Development Bank Hangzhou branch in the amount of $773,515 and $1,547,030 by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period from September 29, 2010 to September 29, 2011 and from April 25, 2011 to April 25, 2012 respectively. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

On December 8, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,094,059 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 8, 2010 to December 8, 2011. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On September 13, 2010, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $3,094,059 by Nanlong Group Co., Ltd. (“NGCL”) for the period from September 13, 2010 to September 12, 2010. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

On January 25, 2011 and February 12, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from ICBC Jinhua Tieling branch in the amount of $928,218 and $$928,218 respectively by Zhejiang Chuangda industrial Co., Ltd. (“ZCICL”) for the period from January 25, 2011 to July 18, 2011 and February 12, 2011 to July 24, 2011 respectively. ZCICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZCICL under the loan contracts if ZCICL fails to perform its obligations as set forth in the loan contracts.

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $154,703 and $618,812 respectively by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

(2)   Guarantees for third party bank notes

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,237,624
Total	$1,237,624

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,237,624 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2011. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

(3)   Pledged collateral for a third party’s bank loans

As of June 30, 2011, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.
Land use rights net book value	$6,909,885
Plant and equipment net book value	$4,637,530

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

(b)  Pending litigation

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

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles (a subsidiary of the Company), Kandi Investment and other parties. No default judgment was entered against Kandi Technologies. Corp. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. The Company also moved for the default judgments against Kandi Vehicles to be set aside and on February 28, 2011, the Judge granted that motion and in the docket entry noted that the motion was granted because the court had no jurisdiction due to plaintiff’s failing to obtain service on Kandi Vehicles. On March 3, 2011, the plaintiffs appealed this order vacating the default judgments. The court of appeals thereafter ordered the plaintiffs to show cause by April 1, 2011 why the appeal should not be dismissed.  The Plaintiffs responded by voluntarily withdrawing their appeals.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms.

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

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months ended June 30, 2011.

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

Results of Operations
Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months Ended June 30, 2011	% Of Revenue	For Six Months Ended June 30, 2010	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$18,479,208	100.0%	$18,166,224	100.0%	$312,984	1.7%
COST OF GOODS SOLD	(14,076,060)	(76.2)%	(13,963,654)	(76.9)%	(112,406)	0.8%
GROSS PROFIT	4,403,148	23.8%	4,202,570	23.1%	200,578	4.8%
Research and development	1,086,540	5.9%	743,768	4.1%	342,772	46.1%
Selling and distribution expenses	149,615	0.8%	942,013	5.1%	(792,398)	(84.1)%
General and administrative expenses	1,501,396	8.1%	1,797,872	9.9%	(296,476)	(16.5)%
INCOME (LOSS) FROM OPERATIONS	1,665,597	9.0%	718,917	4.0%	946,680	131.7%
Interest income (expense), net	(21,804)	(0.1)%	(1,442,536)	(8.0)%	1,420,732	(98.5)%
Change in fair value of financial instruments	7,752,772	42.0%	1,775,809	9.8%	5,976,963	336.6%
Government grants	280,727	1.5%	75,789	0.4%	204,938	270.4%
Investment (loss) income	(7,276)	(0.1)%	0	0.0%	(7,276)	(100.0)%
Other income, net	167,232	0.9%	57,859	0.3%	109,373	189.0%
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,837,248	53.2%	1,185,838	6.5%	8,651,410	729.6%
INCOME TAX BENEFIT (EXPENSE)	(277,505)	(1.5)%	(175,056)	(0.9)%	(102,449)	58.5%

NET INCOME (LOSS)	9,559,743	51.7%	1,010,782	5.6%	8,548,961	845.8%

(a) Revenue

For the six months ended June 30, 2011, our revenue increased by 1.72%, from $18,166,224 to $18,479,208 as compared to the six months ended June 30, 2010. The increase in revenues was primarily due to increased sales of the Company’s legacy product lines of ATVs and GoKarts, offset by decreases in sales of super mini cars, utility vehicles and three-wheeled motorcycles as described in more detail below.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011		2010
	Unit	Sales	Unit	Sales
ATV	2,665	$1,725,754	2,184	$1,595,181
Super-Mini-Car 1	542	3,407,857	1,377	5,810,682
GoKart	11,394	11,153,315	6,387	6,906,990
Utility vehicles (“UTVs”)	393	1,220,237	1,052	2,301,724
Three-wheeled motorcycle (“TT”)	284	681,923	678	1,551,647
Refitted car	11	290,122	-	-
Total	15,289	$18,479,208	11,678	$18,166,224

1)    Include the products called CoCo, EV and mini-car in the previous filing.

Off-Road Vehicles

During the six months ended June 30, 2011, the market condition for ATV products continues to recover. The Company developed some low price products to meet markets demands, which has caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced an increase of $130,573, or 8.2% in the six months ended June 30, 2011 over the comparable period, which was attributable to 22% increase from 2,184 units in the first six months of 2010 to 2,665 units in 2011, partially caused by an 11% unit price reduction.

In the first six months of 2011, our Go-Karts experienced a significant increase in revenue of $4.2 million or 61.5% over the same period of last year, which was mainly attributable to a 78% increase in unit sales from 6,387 units in the six months ended June 30, 2010 to 11,394 units in 2011.  Just as with ATVs, the Company’s successful development of meet-market-demands low price products has achieved good results, and with the help of good market conditions, the Company realized a significant increase of revenue in Go-Karts.

Because the role of the three-wheeled motorcycle (TT) is changing from a recreational vehicle that is not street legal to a formal vehicle, which needs to pass certain certifications, this role-changing period caused the revenues from our TT to drop by $869,724, or 56%, from the six months ended 2010 to 2011, which was attributable to a decrease in unit sales of 58% from 678 units in the six months ended June 30, 2010 to 284 units in 2011. In responding to this market situation, the Company modified and improved the TT’s design and quality, which resulted in 4.9 % increase in the unit price, but this does not enhance the sales a lot. Currently the Company is preparing for the above mentioned certification and the Company believes achieving the certification will create positive impact on  the Company’s future performance.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $2,301,724 to $1,220,237. This 47% decrease is due to a 62.6% drop in unit sales from 1,052 units in the six months ended June 30, 2010 to 393 units for the same period of 2011. This significant drop is primarily because of the continuing high competition in this UTV market, while the UTV manufactured by the Company is relatively high end and more expensive, which effected the sales. At this moment, the Company continues to develop new products and enhance existing products that will meet the future demands  in UTV markets.

Super-Mini-Car Products

Because the Company has shifted its focus of super-mini cars from overseas market to the domestic Chinese market, and as governments at different levels are still in the process of determining the supporting policies, the Company has not realized mass unit sales during this reporting period. For the six months ended June 30, 2011, revenues from our Super-mini-car, dropped significantly by $2,402,825, or 41.4% from the same period of 2010, which was attributable to a decrease in unit sales of 60.6% from 1,377 units in the first six months of 2010 to 542 units in 2011. For the six months ended June 30, 2011, the average unit price increased 49%, primarily because the super-mini-car sold during this period have enhanced features. On June 3, 2011, the Zhejiang Province Government has publicly announced its support policy for EVs in Jinhua, and the Company believes the Jinhua city government will announce additional  supporting policy for EVs by the end of summer. The Company remains optimistic about EV sales based on developments in Jinhua and Hangzhou, as well as in Europe.

Refitted car

For the six months ended June 30, 2011, the Company also  refitted other companies vehicles to meet special customers’ requirements. The Company expects this new business to expand its business scope and stimulate future development.

The following table shows the breakdown of the Company’s revenues from its customers by geographical markets based on the location of the customer during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011		2010
	Sales	Percentage	Sales	Percentage
North America	$2,184,124	12%	$2,363,454	13%
China	15,772,767	85%	15,577,145	86%
Europe	522,317	3%	255,625	1%
Total	$18,479,208	100%	$18,166,224	100%
For the six months ended June 30, 2011, about 90% of sales to China are sales to Chinese export agents, who resell the company’s products to North America, Europe, and other regions.

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2011 was $14,076,060, representing a 0.8% increase from $13,963,654 for the six months ended June 30, 2010, reflecting the Company’s more efficient cost control. Cost of goods sold was 76.2% of the total revenue for this reporting period as compared to 76.9% for the comparable period for the last year, primarily because of the Company’s improved operating efficiency and manufacturing cost management.

(c) Gross profit

Gross profit for the first half of 2011 increased 4.77%, from $4,202,570 for the same period in 2010 to $4,403,148, as a result of the increase in revenue and an increase in sales of higher margin products. The Company has put more efforts and resources into developing and promoting products with higher gross margins, and more importantly, the Company has achieved more effective manufacturing cost management. As of June 30, 2011, the Company’s gross margin increased to 23.8%, compared to 23.1% for the same period of 2010.

(d) Selling and distribution expenses

Selling and distribution expenses were $149,615 for the six months ended June 30, 2011, as compared to $942,013 from the same period in 2010, representing a 84% decrease.  The significant decrease in these expenses was due to the inclusion of expense related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market  for the period ended June 30, 2010, which was not present in the 2011 period. Excluding the $808,223 option related expense, the net selling and distribution expenses for the six months ended June 30, 2010 was $133,790, which represent an 11.8% increase in selling and distribution expenses for the period of 2011 compared to the same period of 2010, primarily due to the increased sales force, higher advertising fees and custom inspection fees.

(e) General and administrative expenses

General and administrative expenses were $1,501,396 for the six months ended June 30, 2011, as compared to $1,797,872 for the same period in 2010, representing a 16.5% decrease.  For the six months ended June 30, 2011, the general and administrative expenses included $28,826 expenses for shares of common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this stock award expense was $522,646. In addition to the stock award expense, the general and administrative expenses also included $138,315 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $343,827. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the six months ended June 30, 2011 was $1,334,255, increased 43.3% from $931,399 for the same period of 2010. This increase was primarily due to the increase of expenses incurred by the Company’s increased activities in capital markets, such as legal fees and investor relations costs.

(f) Research and development

Research and development expenses were $1,086,540 for the six months ended June 30, 2011, as compared to $743,768 from the same period in 2010, representing a 46.1% increase. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the first six months of 2011, the Company strengthened its research and development for electric vehicles equipped with lithium battery in order to seek the leading position in new energy vehicle market. In addition, the Company successfully developed a new model of ATV and a new model of GoKart.

(g) Government grants

Government grants totaled $280,727 for the six months ended June 30, 2011, representing a 270.4% increase over the same period in 2010, primarily due to the subsidy for technology innovation. For the six months ended June 30, 2011, the government grants included $273,359 subsidies for technology innovation and patent applications, and $7,368 export subsidies.

(h) Interest income (expense), Net

Net interest expense was $21,804 for the six months ended June 30, 2011, as compared to $1,442,536 net interest expense for the same period last year, representing a decrease of 98.5%. For the six months ended June 30, 2011, the interest expense for convertible notes was $30, and the interest incurred by the amortization of debt discount was $222 since only $1,000 of convertible notes were outstanding as of June 30, 2011. For the same period of last year, the interest for the convertible notes was $253,425, and the interest incurred by the amortization of debt discount was $492,099. Excluding the effects of interest expense related to convertible notes, the net interest expense for this reporting period was $21,552, a decrease from $697,012 for the same period of 2010, primarily due to the increase of interest income earned from the note receivables issued to third parties. For the six months ended June 30, 2011, the interest income generated from the notes receivable issued to third parties was $902,153.

(i) Change in fair value of financial instruments

For the six months ended June 30, 2011, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $7,752,772, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $1,775,809. This significant increase was due primarily to the lower stock price as of June 30, 2011.

(j) Other income, Net

Net other income was $167,232 for the six months ended June 30, 2011, an increase of 189.0% from $57,859 for the same period of 2010. This is primarily due to a fine award amount of $89,194 that the Company received in the second quarter of 2011 for a contractor did not complete implement the construction in the allotted time as agreed.

(k)   Investment income (loss)

Investment loss was $7,276 for the six months ended June 30, 2011. For the six months ended June 30, 2011, the investment loss included $9,543 investment income in trading security, and $16,819 loss in investment in Jinhua Service, in which the Company owns 30% share. During the first six months of 2011, Jinhua Service was  in the initial launching period, so the Jinhua Service recorded a net loss; however, the Company believe this situation will change, especially after the announcement of supporting policies from Zhejiang Province Government and Jinhua city government.   With more and more EVs being used by public the Company believes, Jinhua Service will begin to generate profit.

(l) Net income (loss)

For the six months ended June 30, 2011, the Company generated a net income of $9,559,743, a significant improvement from net income of $1,010,782 for the same period of last year. The improvement was primarily due to the increase  caused by the change of fair value of financial derivatives, the significant decreases in interest expense, general and administrative expenses, and selling and distribution expenses, which included higher option and stock related expenses in the first six months of 2010.

Excluding the effects of option related expenses, which was $138,315 and $1,152,050 for the six months ended June 30, 2011 and 2010 respectively, the stock award expense, which was $28,826 and $522,646 for the six months ended June 30, 2011 and 2010 respectively, the Convertible Note’s interest expense, which was $30 and $253,425 for the six months ended June 30, 2011 and 2010 respectively, the effect caused by amortization of discount on Convertible Notes, which was $222 and $492,099 for the six months ended June 30, 2011 and 2010 respectively, and the change of the fair value of financial derivatives, which was $7,752,772 and $1,775,809 for the six months ended June 30, 2011 and 2010 respectively,  the Company’s net income for the six months ended June 30, 2011, was $1,974,364, an increase of 19.3% as compared with net income of $1,655,193 for the same period of 2010 excluding the same effects. This increase is primarily due to the increase of gross profit and the increase of interest income generated from the notes receivable issued to third parties, offset by the increase of research and development expense, and the increase of general and administrative expense.

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended June 30, 2011	% Of Revenue	For Three Months Ended June 30, 2010	% Of Revenue	Change In Amount	Change In %

REVENUES, NET	$10,137,702	100.0%	$9,911,884	100.0%	$225,818	2.3%
COST OF GOODS SOLD	(7,795,987)	(76.9)%	(7,559,235)	(76.3)%	(236,752)	3.1%
GROSS PROFIT	2,341,715	23.1%	2,352,649	23.7%	(10,934)	(0.5)%
Research and development	574,588	5.7%	400,370	4.0%	174,218	43.5%
Selling and distribution expenses	92,679	0.9%	89,685	0.9%	2,994	3.34%
General and administrative expenses	827,529	8.2%	1,147,061	11.6%	(319,532)	27.9%
INCOME FROM OPERATIONS	846,919	8.4%	715,533	7.2%	131,386	18.4%
Interest income (expense), net	275,466	2.7%	(671,945)	(6.8)	947,411	(141.0)%
Change in fair value of financial instruments	2,367,594	23.4%	1,213,169	12.3%	1,154,425	95.2%
Government grants	273,139	2.7%	45,950	0.5%	227,189	494.4%
Investment (loss) income	(8,490)	(0.1)%	0	0.0%	(8,490)	(100.0)%
Other income, net	53,526	0.5%	10,801	0.1%	42,725	395.6%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,808,154	37.6%	1,313,508	13.3%	2,494,646	189.9%
INCOME TAX (EXPENSE) BENEFIT	(186,811)	(1.8)%	(124,741)	(1.3)%	(62,070)	49.8%

NET (LOSS) INCOME	3,621,343	35.7%	1,188,767	12.0%	2,432,576	204.6%

(a) Revenue

For the three months ended June 30, 2011, our revenue increased by 2.3% from $9,911,884 to $10,137,702 as compared to the three months ended June 30, 2010. The increase in revenues was primarily due to increased sales of the Company’s legacy GoKart product line, offset by decreases in sales of ATVs, super mini cars, utility vehicles and three-wheeled motorcycles as described in more detail below.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended June 30, 2011 and 2010:
	Three Months Ended June 30
	2011		2010
	Unit	Sales	Unit	Sales
ATV	1,045	$311,238	1,131	$593,949
Super-mini car 1	333	2,375,094	1,005	4,131,674
Go-Kart	6,028	6,205,124	2,785	3,141,901
Utility vehicles (“UTVs”)	160	729,992	485	1,006,094
Three wheeled motorcycle	93	226,132	461	1,038,266
Refitted car	11	290,122	-	-
Total	7,670	10,137,702	5,867	9,911,884

1) include the products called CoCo, EV and mini-car in the previous filing.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended June 30, 2011 and 2010:

	Three Months Ended June 30
	2011		2010
	Sales	Percentage	Sales	Percentage
North America	$1,124,591	11%	$1,341,512	14%
China	8,737,943	86%	8,448,853	85%
Europe & other region	275,168	3%	121,519	1%
Total	$10,137,702	100%	$9,911,884	100%

For the three months ended June 30, 2011, about 90% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2011 was $7,795,987, representing a slight increase of $236,752, or 3.1% from the three months ended June 30, 2010. Cost of goods sold was 76.9% of the total revenue for the period as compared to 76.3% for the comparable period.

(c) Gross profit

Gross profit for the second quarter of 2011 decreased 0.5% to $2,341,715 compared to the same period of last year, as a result of decreased gross margin, which decreased to 23.1%, compared to 23.7% for the same period of 2010. This is primarily due to the fact that processing techniques for refitted cars are relatively simple; therefore its gross margin is comparatively lower, which reduced the overall gross margin of the Company for this reporting period.

(d) Selling and distribution expenses

Selling and distribution expenses were $92,679 for the three months ended June 30, 2011, as compared to $89,685 from the same period in 2010, representing a 3.3% increase.  However, excluding the $27,321 expense related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market during the three months ended June 30, 2010, the net Selling and distribution expenses for the three months ended June 30, 2010 was $62,364. Excluding these costs, selling and distribution expenses for the three months ended June 30, 2011 would have increased 48.6% from the same period of 2010, primarily due to the increased sales force, higher advertising fees and custom inspection fees.

(e) General and administrative expenses

General and administrative expenses were $827,529 for the three months ended June 30, 2011, as compared to $1,147,061 for the same period in 2010, representing a 27.9% decrease.  For the three months ended June 30, 2011, the general and administrative expenses included $52,358 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $143,261. In addition, the general and administrative expenses also included $11,034 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this stock award cost was $522,646. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the three months ended June 30, 2011 was $764,137, an increase of 58.8% from $481,154 for the same period of 2010. This increase was primarily due to the increase of expenses incurred by the Company’s increased activities in capital markets.

(f) Research and development

Research and development expenses were $574,588 for the three months ended June 30, 2011, as compared to $400,370 from the same period in 2010, representing a 43.5% increase.  This increase reflects the Company’s continuing efforts to  generate  new products and improve quality on existing products.

(g) Interest income (expense), Net

Net interest income was $275,466 for the three months ended June 30, 2011, as compared to $671,945 net interest expense for the same period last year. For the three months ended June 30, 2011, the interest expense for convertible notes was $15, and the interest incurred by the amortization of debt discount was $130 since only $1,000 convertible notes were outstanding at June 30, 2011. While for the same period of last year, the interest for the convertible notes was $135,683, and the interest incurred by the amortization of debt discount was $252,733. Excluding the effects of interest expense related to convertible notes, the net interest income for  the three months ended June 30, 2011 was $275,611, a significant change from net interest expense of $283,529 for the same period of 2010, primarily due to the increase of interest income earned from the notes receivable issued to third parties.

(h) Change in fair value of financial instruments

For the three months ended June 30, 2011, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $2,367,594, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $1,213,169. This significant increase was due primarily to the lower stock price in the second quarter of 2011.

(i) Net income

For the three months ended June 30, 2011, the Company generated a net income of $3,621,343, a significant improvement from net income of $1,188,767 for the same period of last year, primarily due to the changes of fair value of warrants issued to investors and placement agents.

Excluding the effects of option related expenses, which was $52,358 and $170,582 for the three months ended June 30, 2011 and 2010 respectively, the stock award expense, which was $11,034 and $522,646 for the three months ended June 30, 2011 and 2010 respectively, the Convertible Note’s interest expense, which was $15 and $135,683 for the three months ended June 30, 2011 and 2010 respectively, the effect caused by amortization of discount on Convertible Notes, which was $130 and $252,733 for the three months ended June 30, 2011 and 2010 respectively, and the change of the fair value of financial derivatives, which was $2,367,594 and $1,213,169 for the three months ended June 30, 2011 and 2010 respectively, for the three months ended June 30, 2011, the Company’s net income was $1,317,286, an increase 24.6% as compared with net income of $1,057,242 for the same period of 2010 excluding the same effects. This increase is primarily due to the increase in interest income and government grants, which was offset by the increase of research and development expense, and the  general and administrative expense.

As of the date of this Form 10-Q filing, all but $1,000 of the Convertible Notes have already been converted.

Financial Condition

Working Capital

The Company had a working capital surplus of $23,012,284 at June 30, 2011, an improvement from a working capital surplus of $682,171 as of June 30, 2010, which was principally due to the Company’s additional equity offering in December 2010, and most convertible notes issued in January 2010 have been converted to common stock. The Company used part of these proceeds in the Company’s working capital and used part of these proceeds in the prepayment for purchasing fixed assets used for production.

As of June 30, 2011, the Company has credit lines from commercial banks for $48,267,327, of which $29,084,158 was used on June 30, 2011. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2011 are as follows:

Six Months Ended June 30, 2011 (In thousands)
Capital requirements
Purchase of plant and equipment	$201
Purchase of construction in progress	94
Issuance of notes receivable	2,734
Repayments of short-term bank loans	14,508
Repayments of notes payable	19,225
Increase in restricted cash	8,858
Internal cash used in operations	4,157
Increase in cash	1,618
Total capital requirements	$51,395

Capital provided
Proceeds from short-term bank loan	14,508
Proceeds from notes payable	29,474
Repayments of notes receivable	7,260
Other financing activities	60
Total capital provided	$51,302

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past six months.

Cash Flow

Net cash flow used in operating activities was $4,156,931 for the six months ended June 30, 2011, as compared to net cash flow provided by operating activities of $4,584,108 in the same period in 2010. The decrease of net cash flow by operating activities was mainly due to the prepayments and prepaid expenses. The account has changed to cash outflow of $9,321,749 in the six months ended June 30, 2011 from cash inflow of $627,935 for the same period of last year, which is mainly caused by the Company’s having prepaid part of the model manufacturing payments to primarily mold suppliers; the pre-payment of such expenses is a common business practice in the Company’s industry.

Net cash flow provided by investing activities was $4,231,582 for the six months ended June 30, 2011 as compared to net cash flow used in investing activities of $15,600,950 for the same reporting period in 2010. For the six months ended June 30, 2011, the Company issued $2,733,584 in notes receivable, and collected $7,260,308 in repayment of note receivables, which  resulted in a net cash inflow of $4,526,724 from notes receivable. For the same period of last year, the Company recorded a net cash outflow $14,900,420 in notes receivable, due to the $2,268,415 repayment of notes receivable and $17,168,835 issuance of notes receivable.

Net cash flow provided by financing activities was $1,451,377 for the six months ended June 30, 2011, as compared to net cash flow provided by financing activities of $11,733,941 for the six months ended June 30, 2010. Cash flow provided by financing activities in this quarter was primarily due to $10,248,955 net cash inflow from notes payable although offset by the cash outflow of $8,857,647 for the restricted cash, while for the same period of last year, the $10,000,000 cash inflow caused by the issuing of convertible notes in January 2010 was not required to be secured by restricted cash, and therefore no corresponding restricted cash outflow required in consequence. The increase of restricted cash is primarily due to the increase of bank issued note payables. Please also refer to Note 15 of Condensed Consolidated Financial Statements.

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

On April 29,2011, the Company made strides to improve the quality and independence of the Company’s Board of Directors and improve financial reporting with the naming of a new board member and engaging a “big four” consulting firm.

On  June 13, 2011, The Company received formal provincial government approval on the Company’s application for a new energy vehicle pilot program in Jinhua City, including RMB 15 million ($2.3 million U.S.) per year in government subsidies to residents for the purchase of 3,000 Kandi clean energy vehicles through 2012.

On  June 16 ,2011, the Company reported the hosting of a recent visit from Mr. Liang Nie, general manager of Dayou Technology Development Company, the State Grid subsidiary responsible for the development and operation of battery charging and changing facilities in the city of Hangzhou.

On June 20, 2011, the Company displayed a variety of EVs at the 13th Zhejiang Investment and Trade Fair and the 10th China International Consumer Goods Fair, which were held in Ningbo.

On July 5, 2011, the Company signed a strategic cooperation agreement with a State Grid affiliate, Hangzhou Electric Vehicle Service Co., Ltd., for promoting the launch of a 20,000 EV pilot program in Hangzhou through the end of 2012.

On  July 19, 2011, the Company received board approval of a $5 million share repurchase program to be completed over the next 18 months..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2010. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. **

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Definitions Linkbase Document.**
*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: August 15, 2011	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)