Form 10-K
period 2011-12-31
Kandi Technologies Corp
filed 2012-03-30
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-52186

KANDI TECHNOLOGIES, CORP.

(Exact name of registrant as specified in its charter)

Delaware	90-0363723
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 30, 2011, the last business day of the registrant’s second fiscal quarter, was approximately $27,122,126. For the purposes of this calculation, executive officers, directors, and each person that owns 10% or more of our outstanding common stock are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2012, the registrant had 27,447,593 shares of common stock, par value of $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

PART I

Item 1.	Business.	1-8
Item 1A.	Risk Factors.	9-18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties.	19
Item 3.	Legal Proceedings.	19
Item 4.	Mine Safety Disclosures.	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
Item 6.	Selected Financial Data.	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22-36
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	36
Item 8.	Financial Statements and Supplementary Data.	36
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	37
Item 9A.	Controls and Procedures.	37
Item 9B.	Other Information.	38

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	39-42
Item 11.	Executive Compensation.	42-46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	46
Item 13.	Certain Relationships and Related Transactions and Director Independence.	47
Item 14.	Principal Accounting Fees and Services.	47

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	49

SIGNATURES		52

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Business”, Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

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

Item 1. Business.

Introduction

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

On June 29, 2007, Continental Development Limited, a Hong Kong corporation (“Continental”) became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”).

On June 24, 2008, the Company acquired 100% of the shares of Kandi Special Vehicles Co., Ltd (“KSV”), after which KSV became a wholly-owned subsidiary of the Company. On December 21, 2011, KSV formally merged into Kandi Vehicles and, as a result of the merger, KSV ceased to exist as a separate entity.

On December 31, 2010, Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed by a joint venture among the State Grid Power Corporation, Tianneng Power International, Inc. and Kandi Vehicles. The joint venture established the first Chinese electric super-mini automobile battery replacement service provider. The Company owns 30% of Jinhua Service.

In the first fiscal quarter of 2011, Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) was incorporated by Kandi Vehicles and Mr. Xiaoming Hu, the Chairman and CEO of the Company. The establishment of Kandi New Energy is to comply with Chinese regulation that foreign investor can own no more than 50% of an automobile manufacturing company in China with the objective to sell automobile products in China. Mr. Hu, as a Chinese citizen and Kandi Vehicles as a foreign investment entity each owns 50% of Kandi New Energy to comply with such regulation. Kandi Vehicles made its contribution in kind and Mr. Hu made his contribution in cash loaned by Kandi Vehicles. Mr. Hu’s entire equity in Kandi New Energy is put in escrow and trust with Kandi Vehicles. Therefore, Kandi Vehicles effective controls 100% of Kandi New Energy. All profits of Kandi New Energy will be distributed to Kandi Vehicles.

To comply with the Peoples Republic of China (“PRC” of “China”)) regulation, under the Agreement, the parties jointly invested to establish Kandi New Energy. Each party contributed 50% of such investment. Kandi Vehicles made its contribution in kind, and Mr. Hu made his contribution in cash, pursuant to a loan by Kandi Vehicles. As a result, each party has a 50% ownership interest in Kandi New Energy.

The Company’s organizational chart is as follows:

Zhejiang Kandi Vehicles Co. Ltd. has a 50% ownership and controlled the Board of Directors in Kandi New Energy. Under Share Escrow and Trust Agreement, Loan Agreement, Contractor Agreement, between Zhejiang Kandi and other equity owner, Zhejiang Kandi Vehicles Co. Ltd. is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) in Kandi New Energy.

The primary operations of the Company are designing, developing, manufacturing, and commercializing all-terrain vehicles (“ATVs”), go-karts, and specialized automobiles, such as electric vehicles (“EVs”) for the PRC and global markets.

Business Overview

General

Kandi’s products include off-road vehicles (which include ATVs, utility vehicles (“UTVs”), and go-karts), motorcycles, refitted cars and super-mini-cars.

	Year ended December 31
	2011		2010
	Units	Revenue	Units	Revenue
All-terrain Vehicles (ATVs)	9,958	$4,850,425	5,868	$3,716,893
Super-mini-cars [1]	1,077	6,253,517	1,618	6,800,000
Go-Kart	25,757	22,923,669	28,366	25,434,803
Utility vehicles (UTVs)	1,198	2,696,106	2,270	4,839,256
Three-wheeled motorcycles (TT)	782	1,592,770	917	2,089,348
Refitted car	70	1,860,661	-	-
Total	38,842	$40,177,148	39,039	$42,880,300

1)	Includes the CoCo EV and mini-cars. In 2011, sales of super-mini-cars included 1,076 EVs and 1 gas powered super-mini-car; whereas in 2010, such sales were 658 EVs and 960 gas powered super-mini-cars.

Off-Road Vehicles

Kandi produces a wide range of go-karts, from the 90cc class to the 1,000cc class in cylinder displacement. Kandi also produces four-wheeled ATVs and specialized UTVs, which are ATVs special-fitted for agricultural and industrial use. Kandi started mass production of its go-karts in 2006; in previous quarterly and annual reports, we inadvertently stated that production of these go-karts started in 2003.

During the twelve months ended December 31, 2011, the market condition for ATV products continued to recover. The Company continued to develop price competitive products to meet market demands, causing good results and successfully increasing the Company’s sales. Revenues from our ATVs experienced an increase of $1,133,532 or 30.5% in fiscal year ended December 31, 2011 from the previous year; this increase is primarily attributable to a 70% increase in unit sales, from 5,868 units in the fiscal year 2010 to 9,958 units in 2011, and the effect of a 23% unit price reduction.

In 2011, our go-karts segment experienced a slight decrease in revenue of $2.5 million, or 10% from fiscal year 2010. This slight decrease was mainly attributable to a 9% decrease in unit sales from 28,366 units in 2010 to 25,757 units in 2011.  We experienced slightly higher sales in 2010, especially in the fourth quarter of 2010, due to improved market conditions, which had been suppressed during the financial crisis; the improved market conditions, during the later periods of 2010, resulted in an increase in demand, especially for middle and small size products; whereas, in year 2011, demand slightly retreated after the peak in 2010.

Utility vehicles (UTVs) experienced a significant decrease in revenue from $4,839,256 to $2,696,106. This 44% decrease is due to a 47% drop in unit sales from 2,270 units in 2010 to 1,198 units in 2011. This significant decrease in sales is primarily attributable to high competition in this UTV market, and the fact that the UTVs manufactured by the Company are relatively high end and more expensive than comparable products offered by our competitors. At this moment, the Company continues to develop new products and enhance existing products to meet future demands in the UTV market. Further, many of the new products that we introduced to the market generated positive feedback. During the second half of 2011, there were some signs of improvement in the UTV sales market.

Super-Mini-Car Products

In August 2008, Kandi began selling its gas-powered super-mini-car. In fiscal year 2010, due to the Chinese government’s initiative and promotion of new energy cars, the Company shifted its target market, for its EV products, from the United States to China. As a result of the above mentioned shift in our target market, and the fact that governments (local and national) did not finalize their supporting policies until October 2011, the Company did not realize mass unit sales during fiscal year 2011. For the fiscal year ended December 31, 2011, revenues from our super-mini car, dropped by $546,483, or 8% from the same period in 2010. This decrease was primarily attributable to a decrease in gas powered super-mini-cars (a decrease of 959 units); however, our unit sales of EVs increased by 418 units in comparison to 2010. With respect to aggregate super-mini-car unit sales (gas powered super-mini-cars and EVs), we experienced an overall decrease from 1,618 units in 2010 to 1,077 in 2011. For the twelve months ended December 31, 2011, the average unit price of our super-mini-cars increased 38%, because super-mini cars sold by the Company during this period had enhanced features and improved performance and we experienced a change in the percentage of gas powered super-mini-cars and EVs sold. Starting on October 12, 2011, the Zhejiang Province government and Jinhua City government adopted formal policies and started providing subsidies to purchasers of our super-mini cars. As a result of (i) developments in the Jinhua market, as well as our expected launch in the Hangzhou market, (ii) new molds that were developed by the Company with funds raised in the previous year, and (iii) the gradual use of these molds in 2012, which are expected to improve the quality of our EVs, the Company remains optimistic about future EV sales.

Motorcycles

The three-wheeled motorcycle (TT) is changing from a recreational vehicle that is not street legal to a formal vehicle that is subject to additional regulations and certifications. This role-changing period caused the revenues from our TT to drop by $496,578, or 24%, from fiscal year 2010 to $1,592,770 in fiscal year 2011. This decrease in revenue was primarily attributable to a 15% decrease in unit sales from 917 units in 2010 to 782 units in 2011. In responding to this market situation, the Company modified and improved the TT’s design and quality in the first half of 2011, which resulted in a good sales performance in the second half of 2011 compared to the comparable period in 2010, but this increase in sales performance was not enough to offset the lower sales performance the Company experienced during the first six months of 2011. Currently the Company is preparing for the above-mentioned certification, and the Company believes that obtaining the necessary certifications will positively impact our future performance.

Refitted Car

For the fiscal year ended December 31, 2011, the Company refitted other companies’ vehicles to meet special requirements for certain customers. The Company expects to expand this new business and stimulate development.

The following table shows the breakdown of Kandi’s revenues from its customers by geographic markets based on the location of distributors, during the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31
	2011		2010
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$4,739,944	12%	$4,474,619	11%
Europe	1,218,274	3%	497,910	1%
China	34,218,930	85%	37,907,771	88%
Total	40,177,148	100%	42,880,300	100%

For the year ended December 31, 2011, about 90% of sales in China were sold to Chinese export agents, who resell the Company’s products to North America, Europe, and other regions. The Company experienced similar sales in the above listed geographic markets in fiscal years ended 2010 and 2009.

Development Activities

 On March 14, 2011, the Company finalized a Strategic Cooperation Agreement with Share s.r.l corporation (“SHARE”), a Rome, Italy based EV distributor. Under the terms of the strategic cooperation agreement, Kandi will provide 1,000 EVs for export to Italy. To better protect and preserve the ancient city of Rome, its city government has planned to gradually employ EVs to restrict gasoline cars’ entrance into the city, which will substantially reduce pollution from automobile emissions. This commitment brings a unique opportunity for Kandi’s pure EVs in the European market. According to the cooperative agreement signed by the companies, Kandi and SHARE will cooperate to expand sales of Kandi’s pure electric vehicles in the European market, with Rome as a starting point.

On March 29, 2011, Kandis' New Lithium-Ion EV was unveiled at Hangzhou's First New Energy Vehicle Showroom. The KD 5011 is available for sale to consumers in Hangzhou. The new model KD 5011 EV is approved for a national subsidy of RMB60,000, providing average consumers with a low-cost, eco-friendly alternative for urban transportation.

On April 25, 2011, Vice Governor Mao of Zhejiang Province visited Kandis' facilities, along with other provincial and Jinhua city government officials. Mr. Mao encouraged Kandi to continue its innovative focus on pure EV business development while maintaining overall quality and competitiveness within the marketplace.

On June 13, 2011, the Company received formal provincial government approval on the Company’s application for a new EV pilot program in Jinhua City, including RMB 15 million ($2.3 million U.S.) per year in government subsidies to 3,000 local residents that purchase Kandi clean EVs through 2012.

On July 5, 2011, the Company signed a strategic cooperation agreement with a State Grid affiliate, Hangzhou Electric Vehicle Service Co., Ltd., for promoting the launch of a 20,000 EV pilot program by Hangzhou Municipal City through the end of fiscal year 2012.

On August 14, 2011, a team was formally formed in Hangzhou City by the Development Research Center of the State Council, the Society of Automotive Engineers of China (SAEC), and Zhejiang University in connection with researching a subject proposed by the Company: the feasibility of building a 100,000 pure EV renting network in Hangzhou City and the related supporting policies required. The objective of this research is to help resolve the problem of the industrialization of pure EV, traffic jam problems and parking difficulties in current Chinese cities.

On October 12, 2011, an inauguration ceremony for a new EV promotional campaign of Jinhua City was sponsored and held by Jinhua Municipal City at the facility of the Company. The ceremony was hosted by the Director and the Deputy Director of Economic and Information Technology Commission of Jinhua, Mr. Hongshen Jin and Mr. Zhongjun Li. The Deputy Mayor of Jinhua City, Mr. Zhongliang Jin, and the Chairman and CEO of Kandi, Mr. Xiaomin Hu, attended the ceremony and delivered keynote speeches. Other distinguished guests included the heads of the Municipal City Development and Reform Commission, the Economic and Information Technology Commission, the Public Security Bureau, the Finance Department, the Technology Department, and other relevant departments of the Jinhua Municipal City. The objective of the ceremony was to promote sales of our EVs in Jinhua City through government financial subsidies to consumers who purchase the Kandi pure EV. A Kandi pure EV is priced at 43,000 RMB (approximately $6,750). To encourage consumers to purchase the electric vehicles, Zhejiang Provincial Government and Jinhua Municipal Government will provide subsidies of 32,000 RMB (approximately $5,024) for each of the first 500 Kandi pure EV purchased, 20,000 RMB (approximately $3,140) for each of the next 1,000 Kandi pure EV purchased, and 16,000 RMB (approximately $2,512) for each of the following 1,500 of Kandi pure EV purchased.

On November 9, 2011, the Company signed a Framework Agreement on Cooperation with TongXu AoXing Vehicle Co., Ltd. for the purpose of brand building, enhancing competitive capability and exploring market quickly. This agreement includes: (1) the Company authorizing TongXu AoXing Vehicle Co., Ltd. to establish a sales company in TongXu County, KaiFeng City, HeNan Province to sell Kandi brand products in KaiFeng area; (2) when the cooperation comes to certain level, both parties agree to reorganize the assets to realize the sharing of resources if necessary.

On February 13, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with KO NGA Investment Limited (“KO NGA”) and each of the shareholders of KO NGA (“KO NGA Shareholders,” and, together with KO NGA, the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers will exchange an aggregate of 253 shares of KO NGA, representing 100% of the issued and outstanding shares of KO NGA, to the Company for a total of 2,354,211 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”), representing an aggregate exchange purchase price of approximately $7,952,524, which is primarily derived from KO NGA’s indirect, wholly-owned operating entity Yongkang Scrou Electric. Co., Ltd. in China.  Upon consummation of the Exchange, KO NGA will become a wholly-owned subsidiary of the Company. The Exchange Shares will be issued by the Company in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S of the Securities Act.  The Exchange Shares will be issued to non-U.S. persons (as such term is defined in Regulation S) in an offshore transaction relying on Regulation S.

On February 29, 2012, the Ministry of Industry and Information Technology of China issued the “Energy-Saving and New Energy Vehicle Demonstration and Promotion for Use Project” list; Kandi's pure electric cargo vehicle model KD5021XXYBEV was included on this list.

On March 6, 2012, the Ministry of Finance, the Ministry of State Administration of Taxation and the Ministry of Industry and Information Technology of China, collectively, issued and released a list of Energy-Saving and New EVs that qualify for the recently enacted Registration Tax Reduction and Exemption. Kandi's pure EV (model number KD5011XXYEV) was among the first vehicles included on this list. Consumers that purchase the KD5011XXYEV model are exempt from paying the annual registration tax required of other vehicle owners starting January 1, 2012.

Sales and Distribution

Kandi’s sales are made through trading companies, which distribute Kandi’s products to local and global customers.

Sources of Supply

Kandi manufactures the major components of its vehicles by itself.  Other components and parts needed are purchased from expertise suppliers and specialized manufacturers.  Kandi does not have and does not anticipate having any difficulty in obtaining its required materials from suppliers; in reaching this determination, we considered our current contracts and our current satisfactory business relationship with our suppliers.

Competition

The global off-road vehicle market and new EV market are both highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. We are a relatively new entrant into the market, and many of our competitors have financial and marketing resources that are substantially greater than Kandi; however, we believe that, with respect to the Chinese domestic pure EV industry, we are one of the industry leaders.

Employees

As of December 31, 2011, Kandi had a total of 447 full time employees. None of our employees are represented by any collective bargaining agreements.

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

Kandi’s motorcycles are also subject to EPA and CARB emission standards. Kandi believes that its motorcycles have always complied with these standards. The CARB regulations required additional motorcycle emission reductions in model year 2008, which the Company met. The EPA adopted the CARB emission limits in a January 2004 rule that allows an additional two model years to meet these new CARB emission requirements on a nationwide basis.

Kandi’s products are also subject to international laws and regulations related to emissions in places where it sells its products outside the United States. Europe currently regulates emissions from certain of the Company’s ATV-based products, motorcycles, and super-mini-cars and the Company meets these requirements. Canada’s emission regulations for motorcycles are similar to those in the U.S. In December 2006, Canada proposed a new regulation that would essentially adopt the U.S. emission standards for ATVs and off-road vehicles. These regulations became effective in 2009 and the Company meets this standard.

Kandi believes that its off-road vehicles and super-mini-cars comply with applicable emission standards and related regulations in the United States and internationally. Kandi is unable to predict the ultimate impact of the adopted or proposed regulations on Kandi and its business.

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

In August 2008, the Consumer Product Safety Improvement Act (the “Act”) was passed. The Act includes a provision that requires all manufacturers and distributors who import into or distribute ATVs within the United States to comply with the ANSI/SVIA safety standards, which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Kandi currently complies with the ANSI/SVIA standard.

Kandi’s motorcycles are subject to federal vehicle safety standards administered by NHTSA. Kandi’s motorcycles are also subject to various state vehicle safety standards. Kandi believes that its motorcycles comply with safety standards relevant to motorcycles.

Kandi’s products are also subject to international standards related to safety in places where it sells its products outside the United States. Kandi believes that its motorcycles and super-mini-cars comply with applicable safety standards in the United States and internationally.

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

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

Our business operations generate noise, waste water, and gaseous and other industrial wastes. We are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions to our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and Chairman of the Board of Directors, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers.  Although this possibility is low, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

The Company may also be required to participate in recalls involving our vehicles, if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.

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

The Company and its subsidiary, Kandi Vehicles, are defendants in two lawsuits alleging product defects as described below at “Legal Proceedings”. While the Company and Kandi Vehicles have denied liability and will vigorously defend the lawsuits, and the Company believes it has no liability, an adverse decision could have a material adverse affect on the Company.

The vehicle machinery industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

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

As of December 31, 2011, our top three customers, in the aggregate, accounted for 74% and 75%, respectively, of our sales and accounts receivable. Due to the concentration of sales to relatively few customers, we face credit exposure from our customers and may experience uncollectible receivables from these customers should they face financial difficulties. If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.

The Company’s major customers for the year ended December 31, 2011 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	December 31, 2011	December 31, 2010
Company A	29%	46%	-	61%
Company B	25%	15%	56%	14%
Company C	20%	35%	19%	20%
Company D	10%	-	10%	-
Company E	8%	-	2%	-

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. As of December 31, 2011 and 2010, one supplier accounted for 61% and 84% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

The Company’s major suppliers for the twelve months ended December 31, 2011 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	December 31, 2011	December 31, 2010
Company F	61%	84%	1%	26%
Company G	3%	-	4%	1%
Company H	2%	1%	4%	1%
Company I	2%	2%	2%	4%
Company J	2%	1%	-	3%

General economic conditions may negatively impact our results.

The consumption of entertainment products, such as go-karts, and super-mini-cars depends on continued economic growth. Due to the European Debt Crisis and the slow global economy, the uncertainty of the current economic environment remains. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer qualified applicants for job openings in our facilities. Higher wages, related labor costs and other increasing cost trends may negatively impact our results.

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

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. The legal system in China cannot provide investors with the same level of protection as in the U.S. The Company is governed by the law and regulations generally applicable to local enterprises in China. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections of foreign investors.

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

Mr. Hu, our CEO, President and Chairman of our Board of Directors is the beneficial owner of a substantial portion of our outstanding common stock, which may enable Mr. Hu to exert significant influence on corporate actions.

Excelvantage Group Limited controls approximately 43.7% of our outstanding shares of common stock as of December 31, 2011. On March 29, 2010, Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Excelvantage Group Limited has a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our common shares may become thinly traded and you may be unable to sell your shares readily

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although our trading volume has increased gradually in recent years, our stock has historically been sporadic or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at any given time may be relatively small.

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

As of December 31, 2011, there are 2,827,975 shares of warrants outstanding. If the warrant holders exercise the warrants and sell a substantial number of shares of our Common Stock in the future, or if investors perceive that these sales may occur, the market price of our Common Stock could decline or market demand for our Common Stock could be sharply reduced. The exercise of warrants and subsequent sale of a substantial number of shares of our Common Stock could also adversely affect demand for, and the market price of, our Common Stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.

Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. We cannot guarantee that our stock price will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

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

On January 21, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold to these investors $10 million of senior secured convertible notes and warrants exercisable for an aggregate of 1,379,148 shares of the Company’s common stock. As of December 31, 2011, $9,999,000 senior secured convertible notes have been converted to common stock. On January 19, 2012, the rest of the $1,000 senior secured convertible notes were converted into common stock.

On December 21, 2010, we agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of common stock.

As of December 31, 2011, none of the warrants mentioned above have been exercised. The exercise of these warrants will result in dilution.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

All land in the PRC is owned by the government and its ownership cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

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

Item 3. Legal Proceedings.

There are two lawsuits currently pending in state court in Ripley County, Missouri against the Company and its subsidiary, Kandi Vehicles as well as other third parties, Kandi Investment Group and SunL Group, in connection with the death of two individuals who died on March 3, 2006, while operating a go-cart that was allegedly manufactured by Kandi Vehicles.  Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group has been unrelated to the Company or its affiliates.

The cases were filed in 2009 and are identified as Elder vs. SunL Group and Griffen vs. SunL Group. In March 2010, the local trial court entered two default judgments, each in the amount of $20,000,000, against our subsidiary, Kandi Vehicles as well as other parties including Kandi Investment. A default judgment was not entered against the Company. The lawsuit and default judgments were not brought to the Company or Kandi Vehicles’ attention until May or June 2010; the Company was not served with the complaint or notified of the lawsuits and only learned of their existence and of the default judgments in the course of commercial discussions with another of the defendants in the cases. The Company and Kandi Vehicles have filed answers to the complaint denying any culpability. In addition, the Company requested that the court set aside the default judgments against Kandi Vehicles, a request granted, by the court, on February 28, 2011. On March 3, 2011, the plaintiffs subsequently appealed the court order vacating the default judgments; however, the plaintiffs have since voluntarily withdrawn their appeal.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market on March 18, 2008, and on January 10, 2011, our common stock began trading on NASDAQ Global Market. The following are the high and low prices for our common stock for each quarter from January 1, 2009 to December 31, 2011.

	HIGH	LOW

FISCAL 2011
Fourth Quarter (through December 31, 2011)	$4.19	$1.88
Third Quarter (through September 30, 2011)	$3.30	$1.71
Second Quarter (through June 30, 2011)	$3.23	$1.68
First Quarter (through March 31, 2011)	$5.37	$2.86
FISCAL 2010
Fourth Quarter (through December 31, 2010)	$7.25	$4.10
Third Quarter (through September 30, 2010)	$4.45	$2.90
Second Quarter (through June 30, 2010)	$5.19	$2.75
First Quarter (through March 31, 2010)	$6.75	$3.24
FISCAL 2009
Fourth Quarter (through December 31, 2009)	$6.20	$1.78
Third Quarter (through September 30, 2009)	$2.47	$1.10
Second Quarter (through June 30, 2009)	$1.74	$0.78
First Quarter (through March 31, 2009)	$1.05	$0.46

Holders of Common Stock

As of December 31, 2011, there were 2,969 record holders of our common stock.

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

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2011 and 2010, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $72,487 decline in net realizable value of inventory for the year ended of December 31, 2011 due to our reserve for slow moving inventory.

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

The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognized is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The Company estimates the fair value of warrants that are classified as a liability using a Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. Warrants that are freestanding derivatives and classified as liabilities on the balance sheet are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

For those warrants that are not considered derivatives under ASC 815, the Company estimates that the fair value of equity based warrants using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses. The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

 RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative.” ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

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

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In December 2011, the FASB has issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating whether the adoption of ASU 2011-04 will have a material effect on its operating results or financial position; however, the Company does not expect the adoption of ASU No. 2011-11 to have a material effect on its operating results or financial position.

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-11 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2011 and 2010:

For The Years Ended

December 31, 2011 and 2010

	2011		2010		Comparisons
	Amount	% of Revenue	Amount	% of Revenue	Change in Amount	Change In %
REVENUES	$40,177,148	100.0%	$42,880,300	100.0%	$(2,703,152)	(6.3)%
COST OF GOODS SOLD	(30,964,173)	(77.1)%	(33,257,851)	(77.6)%	2,293,678	(6.9)%
GROSS PROFIT	9,212,975	22.9%	9,622,449	22.4%	(409,474)	(4.3)%
Research and Development	(2,304,373)	(5.7)%	(1,908,134)	(4.5)%	(396,239)	20.8%
Selling and Marketing	(414,255)	(1.0)%	(1,120,739)	(2.6)%	706,484	(63.0)%
General and Administration	(3,458,388)	(8.6)%	(3,371,829)	(7.9)%	(86,559)	2.6%
INCOME FROM OPERATIONS	3,035,959	7.6%	3,221,747	7.5%	(185,788)	(5.8)%
Government Grants	298,072	0.7%	351,343	0.8%	(53,271)	(15.2)%
Investment Income (expense)	(43,043)	(0.1)%	(1,771)	0.0%	(41,272)	2,330.4%
Other Income, Net	717,495	1.8%	761,960	1.8%	(44,465)	(5.8)%
Interest Income (Expense), Net	255,418	0.6%	(2,153,018)	(5.0)%	2,408,436	(111.9)%
Change in Fair Value of Financial Instruments	5,401,929	13.4%	(2,725,987)	(6.4)%	8,127,916	(298.2)%

INCOME (LOSS) BEFORE INCOME TAX	9,665,830	24.1%	(545,726)	(1.3)%	10,211,556	(1,871.2)%
INCOME TAX (EXPENSE) BENEFIT	(551,060)	(1.4)%	(405,713)	(0.9)%	(145,347)	35.8%
NET INCOME	$9,114,770	22.7%	$(951,439)	(2.2)%	$10,066,209	(1,058.0)%

Revenues

For the twelve months ended December 31, 2011, our revenues decreased by 6%, from $42,880,300 to $40,177,148, compared to 2010. This was primarily due to the decreased sales of UTVs and go-karts, which was affected by the global economic fluctuations; details are described below.

During the twelve months ended December 31, 2011, the market condition for ATV products continued to recover. The Company continued to develop price competitive products to meet market demands, causing good results and successfully increasing the Company’s sales. Revenues from our ATVs experienced an increase of $1,133,532, or 30.5% in fiscal year ended December 31, 2011 over the comparable period, which was attributable to a 70% increase in unit sales from 5,868 units in the fiscal year of 2010 to 9,958 units in 2011, and the effect of a 23% unit price reduction.

Because the Company has shifted its focus of super-mini cars from the overseas market to the domestic Chinese market, and as governments at different levels had not determined the supporting policies until October 2011, the Company has not realized mass unit sales during this reporting period. For the fiscal year ended December 31, 2011, revenues from our super-mini car, dropped by $546,483, or 8% from the same period in 2010, which was attributable to a 33% decrease in unit sales from 1,618 units in the year of 2010 to 1,077 units in 2011. For the twelve months ended December 31, 2011, the average unit price increased 38%, primarily because the super-mini cars the Company sold during this period have enhanced features and performance. Since October 12, 2011, the Zhejiang Province government and Jinhua City government have formally begun to provide subsidies to buyers that purchase our super-mini cars. The Company remains optimistic about EV sales based on developments in the Jinhua market, as well as the expected launch in the Hangzhou market.

In 2011, our go-karts experienced a decrease in revenue of $2.5 million or 10% from fiscal year 2010, which was mainly attributable to a 9% decrease in unit sales, from 28,366 units in 2010 to 25,757 units in 2011.  This is because in year 2010, especially in the fourth quarter of 2010, the improved market condition, which had been suppressed during the financial crisis, had created a large increase in demand, especially for middle and small size products, while in year 2011, this demand retreated a bit after the peak.

UTVs experienced a significant decrease in revenues from $4,839,256 to $2,696,106. This 44% decrease is due to a 47% drop in unit sales, from 2,270 units in 2010 to 1,198 units in 2011. This significant drop is primarily because of the continuing high competition in this UTV market. Additionally, the UTV manufactured by the Company is relatively high end and more expensive, which affected the sales. At this moment, the Company continues to develop new products and enhance existing products to meet the future demands in UTV markets. Those new products that have been introduced to the market have generated positive feedback. The UTVs’ sales in the second half of 2011 have shown signs of reversing the decreasing trend of UTV sales.

The TT is changing from a recreational vehicle that is not street legal to a formal vehicle subject to additional certification. This role-changing period caused the revenues from our TT to drop by $496,578, or 24%, from the fiscal year 2010 to $1,592,770 in fiscal year 2011, which was attributable to a 15% decrease in unit sales from 917 units in 2010 to 782 units in 2011. In responding to this market situation, the Company modified and improved the TT’s design and quality in the first half of 2011, which resulted in a good sales performance in the second half of 2011 compared to 2010, but this was not enough to make up for the significant decrease caused in the first six months of 2011. Currently the Company is preparing for the above-mentioned certification and the Company believes obtaining certification will positively impact the Company’s future performance.

Refitted car

For the fiscal year ended December 31, 2011, the Company also refitted other companies’ vehicles to meet special requirements for certain customers. The Company expects to expand this new business and stimulate the Company’s development.

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the twelve months ended December 31, 2011 and 2010:

	The year ended December 31
	2011		2010
	Unit	Revenue	Unit	Revenue
All-terrain Vehicles (ATVs)	9,958	$4,850,425	5,868	$3,716,893
Super-mini-cars [1]	1,077	6,253,517	1,618	6,800,000
Go-Karts	25,757	22,923,669	28,366	25,434,803
Utility vehicles (UTVs)	1,198	2,696,106	2,270	4,839,256
Three-wheeled motorcycles (TT)	782	1,592,770	917	2,089,348
Refitted cars	70	1,860,661	-	-
Total	38,842	$40,177,148	39,039	$42,880,300

1)	Includes the CoCo, EV and mini-car

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2011 was $30,964,173 representing a 7% decrease from $33,257,851 last year, which corresponds to the decrease in sales. Cost of goods sold as a percentage of revenues was 77.1% for 2011 as compared to 77.6% for the year 2010, which reflects the Company’s increased operating efficiency and manufacturing cost management.

Gross profit

Gross profits decreased by $409,474, or 4%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was primarily due to the decreased net sales although the gross margin has increased from 22.4% in year 2010 to 22.9% in year 2011. This is mainly because the Company has put more efforts and resources into developing and promoting products with higher gross margins, and more importantly, the Company has achieved more effective manufacturing cost management.

Selling and Marketing

Selling and distribution expenses were $414,255 for fiscal year ended December 31, 2011, as compared to $1,120,739 from the same period in 2010, representing a 63% decrease. The significant decrease in these expenses was primarily attributable to the inclusion of expenses related to the options issued to consultants for their services assisting the Company in expanding within the Chinese market for the year ended December 31, 2010, which was not present in the corresponding 2011 period. Excluding the $808,223 option related expense, the net selling and distribution expense for fiscal year 2010 was $312,516, which represents a 33% increase in selling and distribution expense for the year 2011 compared to the year 2010, primarily attributable to the increases in our sales force, higher advertising fees, transportation fees and custom inspection fees.

General and Administrative

General and administrative expenses increased 3% during the fiscal year ended December 31, 2011, from $3,371,829 to $3,458,388. In addition to cash cost related to general and administrative expenses,  in 2010, the general and administrative expenses included $549,494 in expenses for common stock awards to consultants for financing and investor relations services, while in year 2011, the stock awards related expense was $70,781. Additionally, the general and administrative expenses also included $252,632 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $630,350. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the year ended December 31, 2011 was $3,134,975, increased 43% from $2,191,985 for the same period in 2010. This increase was primarily due to the increase in expenses incurred by the Company’s increased activities in capital markets, such as legal fees and investor relations costs, and a land use tax charged by the government, which the Company began paying in the third quarter of 2011. In addition, in 2011, the general and administrative expenses included an expense for slow moving inventory.

Research and Development

For the year ended December 31, 2011, research and development expenses increased $396,239 , or 21%, to $2,304,373 from $1,908,134 for the year ended December 31, 2010. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the fiscal year 2011, the Company strengthened its research and development for EVs equipped with lithium batteries in order to seek the leading position in the new EV market. Currently, there are two new models of EVs equipped with lithium batteries that are in the process of being researched and developed, both of which we expect to launch in 2013 or 2014. In addition, the Company successfully developed new models of ATVs, go-karts and other products.

Government grants

Government grants totaled $298,072 for the year ended December 31, 2011, representing a 15% decrease over the same period in 2010.  For the year ended December 31, 2011, the government grants included $277,129 in subsidies for technology innovation and patent applications, and $20,943 export subsidies.

Investment income (loss)

Investment loss was ($43,043) for the year ended December 31, 2011, compared to loss of ($1,771) for the corresponding period in 2010. For the twelve months ended December 31, 2011, the investment loss included a loss of ($52,696) as a result of our 30% equity interest investment in Jinhua Service and an income of $9,653 from trading securities, which was ($1,771) for year 2010. During the fiscal year 2011, Jinhua Service was in the initial launching period, so Jinhua Service recorded a net loss; however, the Company believes Jinhua Service should, in the near future, generate a profit.

Other Income, Net

Net other income was $717,495 for the year ended December 31, 2011, compared to $761,960 for the year ended December 31, 2010, a decrease of $44,465 or 6%.  This decrease is primarily because, compared to fiscal year 2010, the write off of other payables which had not been claimed for more than 3 years as of December 31, 2011 has decreased $322,225 compared to year 2010.

Interest Income (Expense), Net

Net interest income was $255,418 for the year ended December 31, 2011, significantly changed from a net expense of ($2,153,018) for the year ended December 31, 2010. For the fiscal year ended December 31, 2011, the interest expense for convertible notes was ($135), and the interest incurred by the amortization of debt discount was ($659) since only $1,000 of convertible notes were outstanding as of December 31, 2011. For the same period of last year, the interest for the convertible notes was ($355,727), and the interest incurred by the amortization of debt discount was ($855,696). Excluding the effects of interest expense related to convertible notes, the net interest income for this reporting period was $256,212, a significant change from ($941,595) net interest expense for the same period in 2010. This change was mainly attributed to the interest income generated from the notes receivable issued to third parties, which was $2,066,941 for fiscal year 2011.

 Change in Fair Value of Financial Instruments

For the year ended December 31, 2011, the interest income, which was caused by the decrease of fair value of warrants issued to investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $5,401,929, while for the same period last year, the interest expense, which was caused by the increase in fair value of financial instruments, was ($2,725,987). This significant change was primarily due to the lower stock price as of December 31, 2011.

Income Taxes

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, Kandi’s applicable corporate income tax rate is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our Company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, for which the tax rate is 12.5%.

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%. However, because Kandi New Energy’s profit was below a special standard amount in 2010, which rendered it to enjoy an initial tax benefit of 50% reduction in taxable income and tax at 20% reduced rate in 2011, with effective tax rate at 10%. The special reduced CIT tax rate benefit is only lasts for one year. In 2012, the tax rate will go back to normal at 25%.

The Company had a tax expense of $551,060 for the year ended December 31, 2011 and had a tax expense of $405,713 for the year ended December 31, 2010.

Net Income (Loss)

For the fiscal year ended December 31, 2011, the Company generated a net income of $9,114,770, a significant improvement from a net loss of ($951,439) in year 2010. The improvement was primarily caused by the change in fair value of financial derivatives and due to the significant decreases in interest expense, and selling and distribution expenses, which included higher option related expenses in the year in 2010.

Excluding the effects of option related expenses, which was $252,632 and $1,438,573 for the fiscal year 2011 and 2010 respectively, the stock award expense, which was $70,781 and $549,494 for the year 2011 and 2010 respectively, the Convertible Note’s interest expense, which was $135 and $355,727 for years 2011 and 2010, respectively, the effect caused by amortization of discount on Convertible Notes, which was $659 and $855,696 for year 2011 and 2010, respectively, and the change of the fair value of financial derivatives, which was $5,401,929 income and $2,725,987 expense for years 2011 and 2010, respectively, the Company’s net income for the year ended December 31, 2011, was $4,037,048, a decrease of 19% as compared with net income of $4,975,809 for the same period of 2010 excluding the same effects. This decrease is primarily due to the increase of general and administrative expenses, research and development expenses, and the decrease in gross profit although it was also offset by the increase in interest income generated from the notes receivable issued to third parties. As of January 19, 2012, all of the Convertible Notes had been converted.

Summary of 4th Quarter Results

For the three months ended December 31, 2011, our revenue decreased by 21% from $14,345,368 to $11,387,382, mainly due to the decreased sales of go-kart products.  The cost of goods sold also decreased 21% during the same period, while gross profit decreased $619,762, or 20%, from 3,103,859 in the corresponding period last year to $2,484,097 in the fourth quarter of 2011.

For the three months ended December 31, 2011, the general and administrative expenses decreased 16% to $889,971, mainly because of the decrease of expenses of options issued to directors and employees. Selling and distribution expenses increased 47%, primarily due to more advertising and exhibition related activities. For the three months ended December 31, 2011, we incurred a non-cash charge of $2,079,063 relating to the change in fair value of financial instruments, which was an expense of $1,923,103 for the same period in 2010.

For the three months ended December 31, 2011, the company recorded a net loss of ($829,831), compared to a net loss of ($219,138) for the same period of last year. Excluding the effects of option related expenses, stock award expenses, Convertible Notes interest expense, the effects caused by the amortization of discount on Convertible Notes, and the change in the fair value of financial derivative, for the three months ended December 31, 2011, the Company recorded a net income of $1,346,907, a 31% decrease from net income of $1,940,413 for the same period in 2010, excluding the same effects. This decrease is primarily due to the decreased gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash provided by operating activities was $12,642,070 for the year ended December 31, 2011, as compared to net cash provided by operating activities of $4,440,551 for the year ended December 31, 2010. The difference is mainly because, for the year ended December 31, 2011, the change in accounts receivable caused a net cash inflow of $4,647,184, compared to a net cash outflow of ($1,572,489) for the same reporting period in 2010.

Net cash used in investing activities was ($22,330,894) for the year ended December 31, 2011 as compared to net cash flow used in investing activities of ($25,821,359) for the same reporting period in 2010. This was primarily due to (1) ($9,839,388) net cash outflow for purchases of construction in progress, and (2) a net cash outflow of ($11,845,363) in note receivable, as compared to a net cash outflow in notes receivable of ($21,966,427) for the same period last year.

Net cash flow provided by financing activities was $4,333,237 for the year ended December 31, 2011, as compared to net cash flow provided by financing activities of $28,960,121 for the same period of 2010. This change is primarily attributable to the Company’s completion of two rounds of financing through direct stock market financing and converting the Convertible Notes in year 2010, while there was no fund raising in year 2011.

Working Capital

The Company had a working capital surplus of $17,466,812 as of December 31, 2011, a decrease from a working capital surplus of $18,522,694 as of December 31, 2010, which was principally due to the Company using part of the proceeds raised in the Company’s equity offerings in 2010 to purchase construction in progress and fixed assets.

As of December 31, 2011, the Company had credit lines from commercial banks for $44,306,880, of which $33,230,160 had been used as of December 31, 2011. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months, if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Off-balance Sheet Arrangements

(a)	Guarantees and Pledged collateral for third party bank loans

As of December 31, 2011, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans
Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company	$4,713,498
Zhejiang Shuguang industrial Co., Ltd.	7,855,830
Zhejiang Yiran Auto Sales Company	1,571,166
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,142,332
Zhejiang Taiping Trade Co., Ltd	3,613,682
Yongkang Angtai Trade Co., Ltd.	785,583
Total	$21,682,091

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,713,498 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 4, 2011 to December 4, 2012. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract, if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2011 and December 8, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shenzhen Development Bank Hangzhou branch and Huaxia Bank Hangzhou branch in the amount of $4,713,498 and $3,142,332 by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from October 9, 2011 to October 9, 2012 and from December 8, 2011 to December 8, 2012, respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts, if ZHICL fails to perform its obligations as set forth in the loan contracts.

On April 25, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $1,571,166 by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period April 25, 2011 to April 25, 2012. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts, if ZYASC fails to perform its obligations as set forth in the loan contracts.

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,142,332 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 4, 2011 to December 4, 2012. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract, if ZTSICL fails to perform its obligations as set forth in the loan contract.

On August 12, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,613,682 by Zhejiang Taiping Trade Co., Ltd (“ZTTCL”) for the period from August 12, 2011 to August 8, 2013. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract, if ZTTCL fails to perform its obligations as set forth in the loan contract.

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $157,117 and $628,466, respectively, by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts, if YATCL fails to perform its obligations as set forth in the loan contracts.

(2)	Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,256,933
Total	$1,256,933

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,256,933 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2012. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract, if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)	Pledged collateral for a third party’s bank loans

As of December 31, 2011, the Company pledged its land use rights and plant and equipment as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,935,129
Plant and equipment net book value	$4,624,347

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given.  It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. These companies provided guarantees for the Company’s bank loans as well. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. For additional details on the guarantees, see Note 15 and Note 20 to the Company’s Consolidated Financial Statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONTENTS

PAGE	F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES	F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGES	F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE	F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGES	F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGES	F-9-47	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : +852 2851 7954

Fax: +852 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B.,

CPA(Practising)

To: The board of directors and stockholders of

Kandi Technologies, Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies, Corp. and subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies, Corp. as of December 31, 2011 and 2010 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.
March 30, 2012	Certified Public Accountants

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$2,294,352	$7,754,166
R Restricted cash	6,634,989	17,398,087
Accounts receivable	12,932,776	16,999,430
InInventories (net of reserve for slow moving inventory of $72,487 and $0 as of December 31, 2011 and 2010 respectively	6,674,467	5,886,506
Notes receivable	37,879,243	24,865,989
Other receivables	2,438,917	814,327
Prepayments and prepaid expenses	185,037	97,298
Due from employees	79,857	36,385
Advances to suppliers	852,638	188,585
Marketable securities (trading)	-	300,675
Total Current Assets	69,972,276	74,341,448

LONG-TERM ASSETS
Plant and equipment, net	20,981,893	23,911,626
Land use rights, net	10,992,769	10,833,452
Construction in progress	10,007,601	-
Deferred taxes	89,998	255,948
Investment in associated companies	229,213	272,241
Total Long-Term Assets	42,301,474	35,273,267

TOTAL ASSETS	$112,273,750	$109,614,715

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$5,061,069	$6,452,652
Other payables and accrued expenses	3,137,983	794,625
Short-term bank loans	36,372,492	28,434,012
Customer deposits	1,025,357	82,127
Notes payable, net of discount of $71 and $0 as of December 31, 2011 and 2010 respectively	5,847,552	19,039,898
Income tax payable	153,730	127,339
Due to employees	9,455	12,767
Due to related party	841,251	841,251
Deferred taxes	56,362	34,083
Financial derivate - liability	213	-
Total Current Liabilities	52,505,464	55,818,754

LONG-TERM LIABILITIES
Note payable, net of discount of $0 and $730 as of December 31, 2011 and 2010 respectively	-	270
Financial derivatives - liability	3,919,411	9,321,553
Total Long-Term Liabilities	3,919,411	9,321,823

TOTAL LIABILITIES	56,424,875	65,140,577

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,445,600and 27,396,101 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	27,446	27,396
Additional paid-in capital	31,533,378	31,090,100
Retained earnings (the restricted portion is $1,940,832 and $1,319,067 at December 31, 2011 and December 31, 2010, respectively)	19,210,330	10,095,560
Accumulated other comprehensive income	5,077,721	3,261,082
TOTAL STOCKHOLDERS’ EQUITY	55,848,875	44,474,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,273,750	$109,614,715

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
REVENUES, NET	$40,177,148	$42,880,300

COST OF GOODS SOLD	(30,964,173)	(33,257,851)

GROSS PROFIT	9,212,975	9,622,449
Research and development	(2,304,373)	(1,908,134)
Selling and marketing	(414,255)	(1,120,739)
General and administrative	(3,458,388)	(3,371,829)
INCOME FROM CONTINUING OPERATIONS	3,035,959	3,221,747
Interest income	2,200,678	769,942
Interest (expense)	(1,945,260)	(2,922,960)
Government grants	298,072	351,343
Investment income (expense) in trading security	9,653	(1,771)
Other, net	717,495	761,960
Change in fair value of financial instruments	5,401,929	(2,725,987)
Investment (loss) in associated companies	(52,696)	-
INCOME (LOSS) BEFORE INCOME TAXES	9,665,830	(545,726)

INCOME TAX EXPENSE	(551,060)	(405,713)

NET INCOME	9,114,770	(951,439)

OTHER COMPREHENSIVE INCOME

Foreign currency translation	1,816,639	1,323,814

COMPREHENSIVE INCOME	$10,931,409	$372,375

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	27,438,725	22,173,550

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	28,735,748	22,173,550

NET INCOME PER SHARE, BASIC	$0.33	$(0.04)

NET INCOME PER SHARE, DILUTED	$0.32	$(0.04)

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2009	19,961,000	$19,961	$8,967,012	$11,046,999	$1,937,268	$21,971,240
Stock issuance, warrant and stock option exercise	7,435,101	7,435	23,994,514	-	-	24,001,949
Warrant issuance			(3,309,999)			(3,309,999)
Stock option issuance	-	-	1,438,573	-	-	1,438,573
Foreign currency translation gain	-	-	-	-	1,323,814	1,323,814
Net income	-	-	-	(951,439)	-	(951,439)

BALANCE AT DECEMBER 31, 2010	27,396,101	$27,396	$31,090,100	$10,095,560	$3,261,082	$44,474,138

Stock issuance, warrant and stock option exercise	49,499	50	65,495	-	-	65,545
Deferred tax effect			125,151			125,151
Stock option issued	-	-	252,632	-	-	252,632
Foreign currency translation gain	-	-	-	-	1,816,639	1,816,639
Net income	-	-	-	9,114,770	-	9,114,770
BALANCE AT DECEMBER 31, 2011	27,445,600	$27,446	$31,533,378	$19,210,330	$5,077,721	$55,848,875

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,114,770	$(951,439)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,696,848	4,714,058
Provision for doubtful accounts
Deferred taxes	207,327	(62,231)
Change in value of financial instruments	(5,401,929)	2,725,987
Loss in investment (including investment in associated company)	52,696	1,771
Notes and warrant issuance payments	-	(1,992,250)
Option cost	252,632	1,438,573

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	4,647,184	(1,572,489)
Inventories	(550,024)	(312,357)
Other receivables	(1,566,603)	(470,573)
Due from employees	(45,096)	(83,633)
Prepayments and prepaid expenses	(730,321)	923,818
Marketable equity securities (trading)	307,098	(293,269)

Increase (Decrease) In:
Accounts payable	(1,614,496)	1,514,332
Other payables and accrued liabilities	2,326,656	(1,101,042)
Customer deposits	924,241	40,394
Income tax payable	21,087	(79,099)
Net cash (used in) provided by operating activities	12,642,070	4,440,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(646,143)	(3,589,396)
Addition to construction in progress	(9,839,388)	-
Investment in a subsidiary, net of cash acquired	-	(265,536)
Issuance of notes receivable	(22,992,866)	(24,253,579)
Repayments of notes receivable	11,147,503	2,287,152
Net cash provided by (used in) investing activities	(22,330,894)	(25,821,359)

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	11,246,288	(11,215,423)
Proceeds from short-term bank loans	48,891,560	43,370,828
Repayments of short-term bank loans	(42,171,867)	(42,190,669)
Proceeds from notes payable	35,562,160	38,897,363
Repayments of notes payable	(49,260,448)	(28,325,317)
Option exercise & other financing	65,544	1,774,343
Stock market financing and Note conversion	-	26,648,996
Net cash provided by financing activities	4,333,237	28,960,121

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,355,587)	7,579,313
Effect of exchange rate changes on cash	(104,227)	(43,354)
Cash and cash equivalents at beginning of year	7,754,166	218,207
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,294,352	$7,754,166

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$529,973	$484,812
Interest paid	$2,509,808	$1,507,261

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the years ended December 31, 2011 and 2010, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See notes to consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company (formerly, known as Stone Mountain Resources, Inc.) was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

On June 29, 2007, the Company executed an exchange agreement to acquire 100% of Continental Development Limited, a Hong Kong corporation and its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Zhejiang Kandi”).

The Company’s organization chart as of this reporting date is as follows:

Zhejiang Kandi Vehicles Co. Ltd. has a 50% ownership and controlled the Board of Directors in Kandi New Energy. Under Share Escrow and Trust Agreement, Loan Agreement, Contractor Agreement, between Zhejiang Kandi and other equity owner, Zhejiang Kandi Vehicles Co. Ltd. is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) in Kandi New Energy.

The primary operations of the Company are designing, developing, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global markets.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $17,466,812 at December 31, 2011, a decrease from a working capital surplus of $18,522,694 as of December 31, 2010, which was principally due to the Company using part of the proceeds raised in Company’s equity offerings in 2010 to purchase construction in progress and fixed assets.

As of December 31, 2011, the Company has credit lines from commercial banks for $44,306,880, of which $33,230,160 was used at December 31. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kandi Technologies, Corp., and the following subsidiaries:

(i)	Continental Development Ltd., (“Continental”) (a wholly-owned subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co. Ltd., (“Zhejiang Kandi”) (a wholly-owned subsidiary of Continental)

(iii)	Kandi Special Vehicles Co., Ltd, (“KSV”, formerly known as Kandi New Energy Vehicles Co. Ltd.) (a wholly-owned subsidiary of Zhejiang Kandi, formally merged into Zhejiang Kandi on December 21, 2011 and ceases to exist)

(iv)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd., (“Jinhua Service”) (a 30% owned associate of Zhejiang Kandi)
(v)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Zhejiang Kandi with 100% profits and loss absorption due to contractual agreement).

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

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is our functional currency. Accordingly, our operation results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

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

(b) Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as of December 31, 2011	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,294,352	$2,294,352	-	-
Restricted cash	$6,634,989	6,634,989	-	-
Conversion features	$213	-	$213	-
Warrants (liability)	$3,919,411	-	$3,919,411	-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which is used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants and conversion features embedded in the Convertible Notes, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs. Also see Note 6 section (t) and (u).

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of December 31, 2011 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the twelve months ended December 31, 2011.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on December 31, 2011 and 2010 represent time deposits on account, some of which are used to secure short-term bank loans and note payable. As of December 31, 2011, our restricted cash was as set forth on the table below:

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Purpose	Amount
Used to secure short-term bank loans (also see Note 15)	$2,356,749
Used to secure note payable (also see Note 16)	4,275,457
Pure time deposits	2,783
Total	6,634,989

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2011 and 2010, the Company has no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of December 31, 2011 and 2010, the longest credit term used, in connection with certain select customers, was 120 days.

(f) Notes Receivable

Notes receivable represents short term loans lending to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on accrual basis. If notes receivable are paid back, or written off, that will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the company will provide accrual for the related foreclosure expenses and related litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of December 31, 2011, prepayments included cash paid advances to raw material suppliers, mold manufactures, and prepaid expenses, such as water and electricity fees.

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

(j) Land Use Rights

According to the laws of China, land in the PRC is owned by the government and it ownership cannot be sold to an individual or a private company.  However, the government grants the user a “land use right” to use the land.   The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $2,304,373 and $1,908,134 for the years ended December 31, 2011 and 2010, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

During 2011 and 2010, $298,072 and $351,343 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

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

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurr.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year, which obtained from website: http://www.oanda.com

	December 31, 2011	December 31, 2010
Year end RMB : USD exchange rate	6.3647	6.6118
Average yearly RMB : USD exchange rate	6.4735	6.7788

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(q) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation changes for the year in which such are obtained.

(r) Segments

The Company operates in one business segment, development, manufacturing, and commercialization of Super-mini-cars, all-terrain vehicles, go-karts, and special automobile related products.

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

The stock option based expense for the year ended December 31, 2011 is $252,632. Also see Note 18.

(t) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of warrants, which is classified as a liability, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350,

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2011, the FASB has issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating whether the adoption of ASU 2011-04 will have a material effect on its operating results or financial position; however, the Company does not expect the adoption of ASU No. 2011-11 to have a material effect on its operating results or financial position.

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-11 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the years ended December 31, 2011 and 2010 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Twelve Months Ended December, 31, 2011	Twelve Months Ended December, 31, 2010	December 31, 2011	December 31, 2010
Company A	29%	46%	-	61%
Company B	25%	15%	56%	14%
Company C	20%	35%	19%	20%
Company D	10%	-	10%	-
Company E	8%	-	2%	-

(b) Suppliers

The Company’s major suppliers for the years ended December 31, 2011 and 2010 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Twelve Months Ended December, 31, 2011	Twelve Months Ended December, 31, 2010	December 31, 2011	December 31, 2010
Company F	61%	84%	1%	26%
Company G	3%	-	4%	1%
Company H	2%	1%	4%	1%
Company I	2%	2%	2%	4%
Company J	2%	1%	-	3%

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the fiscal year ended December 31, 2011, there are 1,297,023 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Twelve months Ended December 31,	2011	2010
Net income (loss)	$9,114,770	$(951,439)
Weighted – average shares of common stock outstanding
Basic	27,438,725	22,173,550
Dilutive shares	1,297,023	-
Diluted	28,735,748	22,173,550
Basic (loss) earnings per share	$0.33	$(0.04)
Diluted (loss) earnings per share	$0.32	$(0.04)

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2011	December 31, 2010
Raw material	$1,737,211	$1,754,216
Work-in-progress	3,898,950	3,668,104
Finished goods	1,110,793	464,186
Total inventories	6,746,954	5,886,506
Less: reserve for slowing moving inventories	(72,487)	-
Inventories, net	$6,674,467	$5,886,506

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31, 2011	December 31, 2010
Notes receivable from unrelated companies:
Due March 3, 2011, interest at 6.0% per annum [1]	-	1,205,026
Due March 5, 2011, interest at 6.0% per annum [2]	-	423,168
Due April 13, 2011, interest at 9.6% per annum [3]	-	1,512,448
Due April 29, 2011, interest at 5.31% per annum [4]	-	756,224
Due September 30, 2011, interest at 9.6% per annum [5]	-	20,969,123
Due April 7, 2012, interest at 9.6% per annum [6]	4,713,498	-
Due September 30, 2012, interest at 9.6% per annum [7]	33,165,745	-

Notes receivable from unrelated companies	37,879,243	24,865,989

Bank acceptance notes:
Bank acceptance notes	-	-

Notes receivable	$37,879,243	$24,865,989

Notes receivable are unsecured.

Details of Notes receivable from unrelated parties as of December 31, 2010

Amount ($)		Counter party	Relationship	Purpose of Loan	Manner of settlement
1	1,205,026	Hangzhou YuanHai Property Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
2	423,168	Hangzhou YuanHai Property Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
3	1,512,448	Yongkang BoTao Trading Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash
4	756,224	JiangXi De’er Chemical Co., Ltd	Relationship details(*)	Receive interest income	Repaid in cash
5	20,969,123	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Repaid part in cash and renewed on the due date

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

Details of Notes receivable from unrelated parties as of December 31, 2011

Amount($)		Counter party	Relationship	Purpose of Loan	Manner of settlement
6)	4,713,498	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Not Due
7)	33,165,745	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due(*)

(*)The Yongkang HuiFeng Guarantee Co., Ltd has repaid $14,926,077 principal as of March 28, 2012

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2011	December 31, 2010
Cost of land use rights	$11,997,512	$11,549,134
Less: Accumulated amortization	(1,004,743)	(715,682)
Land use rights, net	$10,992,769	$10,833,452

As of December 31, 2011 and 2010, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,057,640 and $3,998,555 respectively. Also see Note 15.

As of December 31, 2011 and 2010, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd (“ZMEC”), an unrelated party of the Company was $6,935,129 and $6,834,897. Also see Notes 20.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of December 31, 2011, ZMEC had guaranteed bank loan of the Company for a total of $12,569,328. In exchange, the Company provided guarantees for bank loans or notes being borrowed by ZMEC and pledged the Company’s assets for ZMEC’s bank loans. Also see Note 15 and Note 20.

The amortization expense for the years ended December 31, 2011 and 2010 was $256,884 and $245,316, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012	$256,884
2013	256,884
2014	256,884
2015	256,884
2016	256,884
Thereafter	9,708,349
Total	$10,992,769

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
At cost:
Buildings	$13,698,216	$13,073,777
Machinery and equipment	10,138,064	9,733,241
Office equipment	199,021	153,441
Motor vehicles	246,243	188,277
Moulds	15,286,217	14,307,730
	39,567,761	37,456,466
Less : Accumulated depreciation
Buildings	$(1,949,251)	$(1,437,172)
Machinery and equipment	(8,032,798)	(6,755,599)
Office equipment	(131,813)	(108,034)
Motor vehicles	(175,578)	(129,113)
Moulds	(8,296,428)	(5,114,921)
	(18,585,868)	(13,544,840)
Plant and equipment, net	$20,981,893	$23,911,626

As of December 31, 2011 and 2010, the net book value of plant and equipment pledged as collateral for the Company’s bank loans was $7,124,618 and $7,002,375, respectively.

As of December 31, 2011 and 2010, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”), an unrelated party of the Company was $4,624,347 and $4,634,487. Also see Note 20.

Also see Note 15. Depreciation expense for the years ended December 31, 2011 and 2010 was $4,439,306 and $3,613,046, respectively.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14 - DUE TO/FROM RELATED PARTIES

Due to Related Party

	2011	2010
ELIL(a)	$841,251	$841,251
Total due to a related party	$841,251	$841,251

(a)	In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and ExcelVantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2011 and 2010, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 15 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31, 2011	December 31, 2010
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 5.84% per annum, due February 4, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. Mr. Hu Xiaoming, and Mr. Yan Guanwei.	$-	$756,224
Monthly interest only payments at 7.87% per annum, due September 19, 2012, guaranteed by Kandi Investment Group Co.	785,583	-

Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.84% per annum, due January 5, 2011, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, Lv Qingbo, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng Changzhou Export & Import Company	-	3,024,895
Monthly interest only payments at 5.84% per annum, due October 15, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by Company’s assets.	-	1,512,447
Monthly interest only payments at 5.84% per annum, due December 5, 2011, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by Company’s asset.	-	756,224
Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd. (subsequently repaid on due date).	3,142,332	-
Monthly interest only payments at 6.56% per annum, due October 15, 2012, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by Company’s assets. Also see Note 12 and Note 13.	1,571,166	-
Monthly interest only payments at 6.89% per annum, due December 5, 2012, secured by Company’s asset. Also see Note 12 and Note 13.	785,583

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 15 - SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2011	December 31, 2010
Loans from Huaxia Bank

Monthly interest only payments at 5.73% per annum, due September 20, 2011, secured by the assets of the Company, guaranteed by Mr.Hu Xiaoming, Ms.Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co.	-	4,234,853
Monthly interest only payments at 7.22% per annum, due September 23, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. Also see Note 12 and Note 13.	4,399,265	-

Loans from China Ever-bright Bank

Monthly interest only payments at 5.84% per annum, due April 7, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,537,342
Monthly interest only payments at 5.84% per annum, due October 11, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,537,342
Monthly interest only payments at 5.10% per annum, due November 1, 2011, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	3,024,895
Interest only payment at 6.71% per annum, due February 15, 2012, (subsequently repaid on due date).	3,142,332	-
Monthly interest only payments at 6.10% per annum, due May 15, 2012, secured by the Company’s time deposit of $2,356,749. Also see Note 6.	2,121,073	-
Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,713,498	-

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 15 - SHORT TERM BANK LOANS (CONTINUED)

	December 31, 2011	December 31, 2010
Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,713,498	-

Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.10% per annum, due December 28, 2011, secured by the property of Mr. Hu Xiaoming and Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	-	3,024,895
Monthly interest only payments at 6.71% per annum, due June 26, 2012, secured by the property of Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	3,142,332	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.56% per annum, due December 4, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Zhejiang Taiping Shengshi Industrial Co., Ltd.	4,713,498	-

Loans from China Ever-growing Bank

Monthly interest only payments at 5.61% per annum, due April 27, 2011, guaranteed by Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,024,895
Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,142,332	-
Total	$36,372,492	$28,434,012

Short term bank loan interest expense for the years ended December 31, 2011 and 2010 was $2,030,228, and $1,510,957, respectively.

As of December 31, 2011, the aggregated amount of short-term loans that are guaranteed by various unrelated third parties was $30,323,504. The breakdown is as follows:

-        $12,569,328 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank note of $1,256,933 is guaranteed by the Company, and ZMEC’s bank loans of $7,007,400 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $4,624,347, and $6,935,129, respectively. Also see Note 20.

-        $12,255,095 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,713,498 is guaranteed by the Company. Also see Note 20. $3,142,332 of the $12,255,095 is guaranteed by Lv Qingjiang, a major shareholder of Zhejiang Kangli Metal Manufacturing Company. This amount

-        $3,142,332 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $7,855,830 are guaranteed by the Company. Also see Note 20.

-        $4,713,498 is guaranteed by Zhejiang Taiping Shengshi Industrial Co., Ltd. whose bank loans of $3,142,332 is also guaranteed by the Company. Also see Note 20.

-        $5,184,848 is guaranteed by Kandi Investment Group Co.

-        $12,569,328 is guaranteed by Nanlong Group Co., Ltd..

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 16 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income

Notes payable are summarized as follows:

	December 31, 2011	December 31, 2010
Bank acceptance notes:
Due January 13, 2011	$-	$1,512,447
Due March 2, 2011	-	1,209,958
Due March 13, 2011	-	1,512,447
Due March 16, 2011	-	1,209,958
Due April 18, 2011	-	1,134,336
Due April 18, 2011	-	930,155
Due April 18, 2011	-	960,404
Due April 20, 2011	-	1,361,203
Due April 26, 2011	-	2,268,671
Due May 5, 2011	-	756,224
Due May 10, 2011	-	3,024,895
Due May 16, 2011	-	3,024,895
Due January 19,2012 (subsequently repaid on its due date)	149,262	-
Due March 26, 2012 (subsequently repaid on its due date)	14,140	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	37,708	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	17,283	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	14,140	-
Due March 26, 2012(subsequently repaid on its due date)	7,856	-
Due March 26, 2012(subsequently repaid on its due date)	6,285	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	7,856	-
Due March 26, 2012(subsequently repaid on its due date)	31,423	-
Due March 26, 2012(subsequently repaid on its due date)	9,741	-

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 16 – NOTES PAYABLE (CONTINUTED)

	December 31, 2011	December 31, 2010
Due March 26, 2012(subsequently repaid on its due date)	9,427	-
Due March 26, 2012(subsequently repaid on its due date)	10,998	-
Due March 26, 2012(subsequently repaid on its due date)	31,423	-
Due March 26, 2012(subsequently repaid on its due date)	51,848	-
Due March 26, 2012(subsequently repaid on its due date)	47,135	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	4,713	-
Due March 26, 2012(subsequently repaid on its due date)	3,142	-
Due March 26, 2012(subsequently repaid on its due date)	3,142	-
Due March 26, 2012(subsequently repaid on its due date)	12,569	-
Due March 26, 2012(subsequently repaid on its due date)	15,712	-
Due March 26, 2012(subsequently repaid on its due date)	3,142	-
Due March 26, 2012(subsequently repaid on its due date)	3,142,332	-
Due May 10, 2012	78,558	-
Due May 10, 2012	157,117	-
Due May 10, 2012	188,540	-
Due May 10, 2012	94,270	-
Due May 10, 2012	31,423	-
Due June 19, 2012	235,675	-
Due June 19, 2012	1,335,491	-
Subtotal	$5,846,623	$18,905,593

Notes payable to unrelated companies:
Due April 24, 2011 (Interest rate 6.0% per annum)	$-	$134,305
Due January 20, 2012 (Interest rate 6.0% per annum)	1,000	1,000
Subtotal	$1,000	$135,305

Total	$5,847,623	$19,040,898

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $17,781 and $14,383 in 2011 and 2010, respectively.

Restricted cash of $4,275,457 is held as collateral for the following notes payable at December 31, 2011:

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 16 – NOTES PAYABLE (CONTINUED)

Due January 19,2012 (subsequently repaid on its due date)	149,262
Due March 26, 2012 (subsequently repaid on its due date)	14,140
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	37,708
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	17,283
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	14,140
Due March 26, 2012(subsequently repaid on its due date)	7,856
Due March 26, 2012(subsequently repaid on its due date)	6,285
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	7,856
Due March 26, 2012(subsequently repaid on its due date)	31,423
Due March 26, 2012(subsequently repaid on its due date)	9,741
Due March 26, 2012(subsequently repaid on its due date)	9,427
Due March 26, 2012(subsequently repaid on its due date)	10,998
Due March 26, 2012(subsequently repaid on its due date)	31,423
Due March 26, 2012(subsequently repaid on its due date)	51,848
Due March 26, 2012(subsequently repaid on its due date)	47,135
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	4,713
Due March 26, 2012(subsequently repaid on its due date)	3,142
Due March 26, 2012(subsequently repaid on its due date)	3,142
Due March 26, 2012(subsequently repaid on its due date)	12,569
Due March 26, 2012(subsequently repaid on its due date)	15,712
Due March 26, 2012(subsequently repaid on its due date)	3,142
Due March 26, 2012(subsequently repaid on its due date)	3,142,332
Due May 10, 2012	78,558
Due May 10, 2012	157,117
Due May 10, 2012	188,540
Due May 10, 2012	94,270
Due May 10, 2012	31,423
Due June 19, 2012	235,675
Due June 19, 2012	1,335,491
Total	$5,846,623

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 17 – TAXES

(a) Corporation Income Tax

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law (the “new CIT law”) in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate of Kandi is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, for which the tax rate is 12.5%.

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%. However, because Kandi New Energy’s profit was below a special standard amount in 2010, which rendered it to enjoy an initial tax benefit of 50% reduction in taxable income and tax at 20% reduced rate in 2011, with effective tax rate at 10%. The special reduced CIT tax rate benefit only lasts for one year. In 2012, the tax rate will go back to normal at 25%.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value added tax (“VAT”) which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual basis but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off CIT timing difference which is derived from the VAT reporting system and will create a temporary sales cut-off timing difference; this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported in the Form 10-K.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2011 the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the year ended December 31, 2011 due to the net operating loss carry forward in the United States.

Income tax expense for the years ended December 31, 2011 and 2010 is summarized as follows:

	For the Year Ended December 31,
	2011	2010
Current:
Provision for CIT	$551,060	$405,713
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense	$551,060	$405,713

The Company’s income tax expense differs from the “expected” tax expense for the year ended December 31, 2011 and 2010 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Inocme Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended December 31,
	2011	2010
Computed “expected” expense	$(338,369)	$(2,753,334)
Favorable tax rate	(659,905)	(405,713)
Permanent differences	197,821	40,615
Valuation Allowance	1,351,513	3,524,145
Income tax expense	$551,060	$405,713

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2011 and 2010 are summarized as follows:

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 17 – TAXES (CONTINUED)

	December 31, 2011	December 31, 2010
Current portion:
Deferred tax assets:
Expense	$(11,741)	$(10,042)
Subtotal	(11,741)	(10,042)

Deferred tax liabilities:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(44,621)	(24,041)
Other	-	-
Subtotal	(44,621)	(24,041)

Total deferred tax liabilities – current portion	(56,362)	(34,083)

Non-current portion:
Deferred tax assets:
Depreciation	226,622	476,847
Loss carried forward	1,351,513	3,524,145
Valuation allowance	(1,351,513)	(3,524,145)
Subtotal	226,622	476,847

Deferred tax liabilities:
Accumulated other comprehensive gain	(136,624)	(220,899)
Subtotal	(136,624)	(220,899)

Total deferred tax assets – non-current portion	89,998	255,948

Net deferred tax assets	$33,636	$221,865

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 17 – TAXES (CONTINUED)

(b) Tax Holiday Effect

For the years ended December 31, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2011 and 2010.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2011 and 2010 are as follows:

	For the Year Ended December 31
	2011	2010
Tax holiday effect	$659,905	$405,713
Basic net income per share effect	$0.02	$0.02

 KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company’s employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%. On June 30, 2011, one of the Company’s directors resigned, and his 6,668 unexercised options were forfeited. As of December 31, 2011, options for 906,695 shares have been exercised.

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,833,304	$0.84
Granted	-	-
Exercised	39,999	0.80
Cancelled	6,668	0.80
Outstanding as of December 31, 2011	1,786,637	0.84

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2011:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,686,637	$0.80	7.25	1,686,637	$0.80
100,000	1.50	7.75	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of December 31, 2011, the consultant had cashless exercised the 100,000 warrants with the exercise price of $2.5 per share.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

Under a Securities Purchase Agreement, dated as of January 21, 2010, by and among the Company and certain investors thereto, the Company issued a total of $10 million of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock (the “Investor Warrants”), for gross proceeds of $10 million.  The Convertible Notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of Common Stock at $6.25 per share.  As of closing date, January 21, 2010, the Convertible Notes were convertible into 1,600,000 shares of Common Stock at the price of $6.25 per share.  The Investor Warrants, which are exercisable for a period of three years following the closing date, were initially exercisable upon entering into the Securities Purchase Agreement (dated January 21, 2010) at an exercise price of $6.5625 per share.  Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent.  These warrants have the same terms and conditions as the Investor Warrants issued to the investors.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent was adjusted to 1,379,148 and 137,915 respectively. As of December 31, 2011, the investors had converted $9,999,000 of the principal amount and $159,507 accrued interest of the Convertible Notes into an aggregate of 3,120,795 shares of Common Stock.

As of December 31, 2011, the fair value of the Investor Warrants and the warrants issued to the placement agent is $1.25 per share, and the fair value of conversion features is $0.66 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of December 31, 2011, the fair value of Second round warrants is $1.67 per share.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

According to that certain consulting agreement dated as of March 1, 2010, between the Company and DGI Investor Relations, Inc., the Company agreed to compensate the consultant in payments of 2,000 shares of Company’s Common Stock per quarter for the term of the agreement in exchange for the consultant providing investor relations services. Pursuant to the terms of the agreement, as of December 31, 2011 the Company has issued 11,340 shares of Common Stock for services rendered from January 1, 2010 to the end of the agreement – May 31, 2011.

According to the employment agreement between the Company and Cathy Cao, Executive VP of Finance, as part of her compensation package, the Company agreed to compensate Cathy Cao’s service in payments of 2,500 shares of Common Stock per quarter until September 15, 2011.

In connection with his appointment to the Board of Directors, and as compensation for serving, the Board of Directors has authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 from July 2011.

As compensation for his services, the Board of Directors has authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 from August 2011.

The fair value of awarded stock is determined by the closing price of our common stock on the date of stock award, or by estimating the closing price of our common stock on the reporting date if stock has not yet been awarded.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 20 - COMMITMENTS AND CONTINGENCIES

(a)	Guarantees and Pledged collateral for third party bank loans

As of December 31, 2011, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans
Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company	$4,713,498
Zhejiang Shuguang industrial Co., Ltd.	7,855,830
Zhejiang Yiran Auto Sales Company	1,571,166
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,142,332
Zhejiang Taiping Trade Co., Ltd	3,613,682
Yongkang Angtai Trade Co., Ltd.	785,583
Total	$21,682,091

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,713,498 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 4, 2011 to December 4, 2012. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2011 and December 8, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shenzhen Development Bank Hangzhou branch and Huaxia Bank Hangzhou branch in the amount of $4,713,498 and $3,142,332 by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from October 9, 2011 to October 9, 2012 and from December 8, 2011 to December 8, 2012 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On April 25, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $1,571,166 by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period April 25, 2011 to April 25, 2012. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,142,332 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 4, 2011 to December 4, 2012. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On August 12, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,613,682 by Zhejiang Taiping Trade Co., Ltd (“ZTTCL”) for the period from August 12, 2011 to August 8, 2013. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract if ZTTCL fails to perform its obligations as set forth in the loan contract.

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $157,117 and $628,466 respectively by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

(2)	Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,256,933
Total	$1,256,933

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,256,933 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2012. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)	Pledged collateral for a third party’s bank loans

As of December 31, 2011, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,935,129
Plant and equipment net book value	$4,624,347

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

(b) Pending litigations

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”) as well as other parties, Kandi Investment Group and SunL, and they are related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles.  Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group is unrelated to the Company or its affiliates.

The cases were filed in 2009 and are known as Elder vs. SunL Group and Griffen vs. SunL Group. In March, 2010, the local trial court entered two default judgments in the amount of $20,000,000 each against Kandi Vehicles and other parties including Kandi Investment but not the Company. The lawsuit and default judgments didn’t come to the Company or Kandi Vehicles’ attention until May or June 2010. The Company had not been served or notified of the lawsuits and learned of their existence and of the default judgment in the course of commercial discussions with another of the defendants in the cases. Currently, the Company and Kandi Vehicles have filed answers to the complaint denying any culpability. In addition, the Company requested that the court set aside the default judgments against Kandi Vehicles, a request granted, by the court, on February 28, 2011. On March 3, 2011, the plaintiffs subsequently appealed the court order vacating the default judgments; however, the plaintiffs have since voluntarily withdrawn their appeal.

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs and will attempt to have the cases dismissed by summary judgment, if possible.

 (c) Capital Commitment

During the fiscal year of 2011, certain mold manufacturing contracts were executed. The total amount of executed mold contracts was $16,152,843, of which $11,612,723 had been paid as of December 31, 2011. Of the remaining balance of $4,540,120, we plan on paying $4,076,626 within the next twelve months and the rest in March of 2013.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 21 - SUBSEQUENT EVENT

The Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with KO NGA Investment Limited (“KO NGA”) and each of the shareholders of KO NGA (“KO NGA Shareholders,” and, together with KO NGA, the “Sellers”). Pursuant to the terms of the Agreement, the Sellers will exchange an aggregate of 253 shares of KO NGA, representing 100% of the issued and outstanding shares of KO NGA, to the Company for a total of 2,354,211 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”), representing an aggregate exchange purchase price of approximately $7,952,524, which is primarily derived from KO NGA’s indirect, wholly-owned operating entity Yongkang Scrou Electric. Co., Ltd. in China and based upon a valuation report by an independent, third party valuation firm.  Upon consummation of the Exchange, KO NGA will become a wholly-owned subsidiary of the Company. The Exchange Shares will be issued by the Company in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S of the Securities Act.  The Exchange Shares will be issued to non-U.S. persons (as such term is defined in Regulation S) in an offshore transaction relying on Regulation S. The Sellers acknowledged that the Exchange Shares to be issued have not been registered under the Securities Act, and that they understood the economic risk of their investment

The Exchange Agreement contains customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions including but not limited to (i) all of the parties obtaining all necessary consents and approvals; (ii) KO NGA's delivery of certain financial statements; and (iii) the successful completion of any and all divestitures or other pre-closing transaction required of the KO NGA and necessary for completion of the Exchange Agreement. A 10 million RMB (approximately $1.6 million) break-up fee will apply if either party terminates the Exchange Agreement prior to the closing without the causes stipulated under the Exchange Agreement. Breaches of the representations and warranties will be subject to customary indemnification provisions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2011, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

As a result of the Company’s late acknowledgment and disclosure of litigation in Missouri (see Legal Proceedings above), on July 29, 2011, the Company filed Amendment No.2 to its Annual Report on Form 10-K for year ended December 31, 2010, originally filed with the SEC on March 31, 2011 and amended on June 8, 2011 to, amongst other things, make certain corrections as to management’s evaluation of disclosure controls and procedures. In connection with filing this amendment, the Company reevaluated its disclosure controls and procedures and instituted an additional control, requiring immediate notification to the Executive Vice President of the Company in the U.S. and the Company’s general outside counsel of any threatened or initiated litigation. The additional control requires any Company representative that learns of a legal proceeding of any kind against the Company or any of its subsidiaries to immediately notify the Company’s U.S. Executive Vice President and the Company’s outside general outside. This additional control has had, and is reasonably likely to continue to have, a materially positive effect on our internal control over financial reporting.

Other than as discussed in the paragraph above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

[Not Applicable]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2011:

Name	Age	Position	Served From
Hu Xiaoming	55	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	41	Chief Financial Officer, Director	June 2007
Zheng Mingyang (1), (2), (3)	58	Director (Independent)	June 2007
Qian Jingsong	51	Director	January 2011
Ni Guangzheng (2), (3)	73	Director (Independent)	November 2010
Jerry Lewin (1)	57	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	58	Director (Independent)	July 2011

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming has been our Chief Executive Officer, President and Chairman of the Board of Directors since March 2002. From October 2003 to April 2005, Mr. Hu served as the Project Manager (Chief Scientist) in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. Prior to that, from October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Wan Xiang Battery Company. Mr. Hu personally owns 4 invention patents, 7 utility model patents and 11 appearance design patents. Mr. Hu’s experience as our Chief Executive Officer and President, as well as Chairman of the Board, and extensive scientific and operational knowledge and expertise qualifies him to serve as Chairman of the Board of Directors.

Zhu Xiaoying was appointed as our Chief Financial Officer and a director of the Company in June 2007. In addition, since September 2003, Ms. Zhu has served as Chief Financial Officer of Zhejiang Kandi. From January 2000 to September 2003, Ms. Zhu served as the Accounting Manager for Zhejiang Yonkang Automobile Manufacture Co. Ms. Zhu graduated from Hangzhou Electronic Engineering University. Ms. Zhu acquired CIA certificate in 2010 and EMBA certificate from Hong Kong Polytechnic University in 2011, Ms. Zhu’s experience as our Chief Financial Officer and knowledge of current corporate finance and accounting techniques and market activities qualifies her to serve on our Board of Directors.

Zheng Mingyang was appointed as a director of the Company in June 2007. Prior to joining the Company, Mr. Zheng served as the Vice President of Yongkang Automobile Manufacture Co. from May 1992 to September 2003. Mr. Zheng’s operational expertise, as well as his experience serving as an executive officer of other leading automobile manufacturers, qualifies him to serve on our Board of Directors.

Henry Yu was appointed as a director of the Company on July 1, 2011. Mr. Yu serves as Senior Vice President of the East West Bank. Prior to his current position, Mr. Yu served as the President of Shanghai Bosun Capital Advisors in Shanghai, China from January to June 2011. From January 2008 to December 2010, Mr. Yu served as a senior manager of Standard Chartered Bank in China. From November 1999 to December 2007, Mr. Yu served as Managing Director of Global Trade Solutions of SunTrust Bank in Atlanta, Georgia. Currently, Mr. Yu serves as Chair of the Advisory Board of the National Association of Chinese-Americans and serves as an Advisor to China’s Federation of Overseas Chinese. Since 2009, Mr. Yu has served as an International Advisor to Sichuan University Suzhou Institute, and, since 2004, Mr. Yu has served on the Foundation Board Trustee of Georgia Perimeter College. From 2003 to 2007, Mr. Yu held Series 7 and 62 Certifications from the Financial Industry Regulatory Authority. Mr. Yu received his Bachelor of Arts degree in Economics from the University of Michigan in 1978 and his MBA in Finance from the University of Detroit in 1980. Mr. Yu’s leadership skills and extensive financial experience qualifies him to serve on our Board of Directors.

Qian Jingsong  was appointed as a director of the Company on January 31, 2011.  In addition, since October 2009, Mr. Qian has served as Deputy General Manager of Zhejiang Kandi Vehicles Co. Ltd. Prior to joining the Company, from October 2006 to October 2009, Mr. Qian served in multiple capacities for Chery Karry Automobile, including Head of the Engineering Construction Group (2006-2007), Vice Manager of the Q21 Project (2007), Assistant General Manager of the Production Management and Integrated Management Departments (2007-2010). During his tenure at Chery Karry Automobile, Mr. Qian was in charge of quality assurance and participated in strategy, planning and product development work for Chery mini-cars.  From August 1999 to September 2006, Mr. Qian served as Deputy General Manager and Executive General Manager of Anhui Huayang Auto Manufacturing Co., LTD, where he oversaw technical improvement, product development, administrative personnel, and external affairs.  Mr. Qian received a degree in Professional Ordnance from the Aerospace Staff University in Nanjing, China in 1983. Mr. Qian’s experience in the automobile and mini-car industries and his expertise in quality assurance and planning and product development qualifies him to serve on our Board of Directors.

Ni Guangzheng was appointed as a director of the Company in November 2010. Mr. Ni is a permanent member of Chinese Society of Electrical Engineering, and, since 1998, has served as the Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni has extensive experience in the areas of electro-technical and electrical engineering. Mr. Ni has served as: Head of Department of Electrical Engineering at Zhejiang University (1994 to 1998), Deputy Director of Electro-technical Theory Committee of China Electro-Technical Society (1989 to 1993), Director of the National ERC of Power Electronic Technology (1996 to 1998) and  Deputy Director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering (1997 to 1999). Mr. Ni received his bachelors degree in electrical machine and a masters degree in Elcetro-technology theory from Xian Jiaotong University. Mr. Ni’s leadership skills and extensive engineering experience, as well as his electrical and technical expertise, qualifies him to serve on our Board of Directors.

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin currently serves as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing 35 hotels throughout the North American continent. Mr. Lewin has been with Hyatt since 1987. In his capacity as Senior Vice President,  Mr. Lewin supervises a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Mr. Lewin serves as a member of the Hyatt Hotels Corporation’s Managing Committee and sits on the board of directors of the New York City Hotel Association.  Since July 2009, Mr. Lewin has served as a director and a member of the audit committee of EFT Biotech Holdings, Inc. Mr. Lewin currently serves as  the President of the New York Law Enforcement Foundation and as the Chairman of the board of directors of the NY State Troopers PBA Signal 30 Fund.  Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas.  Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lewin’s leadership skills and extensive management experience qualifies him to serve on our Board of Directors.

Family Relationships

No family relationships exist among any of our director nominees or executive officers.

Audit Committee Financial Expert

Our Audit Committee currently consists of Henry Yu (Chairman), Jerry Lewin and Zheng Mingyang, each of whom is independent under NASDAQ listing standards. Our Board of Directors determined that each of Mr. Yu and Mr. Lewin qualifies as an “audit committee financial expert,” as defined by Item 407 of Regulation S-K and NASDAQ Rule 5605(a)(2). In reaching this determination, the Board of Directors made a qualitative assessment of Mr. Yu’s and Mr. Lewin’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer.  A current copy of our Code of Ethics is included as an exhibit to a Form 8-K filed, November 5, 2007. A copy of our Code of Ethics will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies, Corp., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2011, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Item 11.Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2011 and 2010, by those individuals who served as our Chief Executive Officer, or Chief Financial Officer during any part of fiscal year 2011 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2011.  The individuals listed in the table below are referred to as the “named executive officers.”

						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(3)	($)	($)	($)	($)
Hu Xiaoming (1)	2011	$30,895	—	—	$79,346	—	—	—	$110,241
CEO, President and Chairman of the Board	2010	$29,504	—	—	$193,954	—	—	—	$223,458

Zhu Xiaoying (2)	2011	$23,171	—	—	$51,575	—	—	—	$74,746
CFO	2010	$22,128	—	—	$126,070	—	—	—	$148,198

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.

(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

 Salary and Incentive Compensation

In fiscal 2011, the primary components of our executive compensation programs were base salary and equity compensation.

Salary

We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. At the end of the year, each executive’s performance is evaluated by our Compensation Committee which takes into account the individual’s performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices.

Long-Term Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for our named executive officers.  We believe that a significant portion of the compensation paid to our named executive officers should be performance-based and therefore at risk. Awards made are granted under the Kandi Technologies, Corp. Omnibus Long-Term Incentive Plan (the “LTIP”). At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the LTIP, As of December 31, 2011, 2,600,000 options have been granted under the LTIP to the Company’s employees and directors, among which 906,695 have been exercised, and 6,668 have been forfeited.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2011, by those individuals who served as our named executive officers during any part of fiscal year 2011.

	Option Awards					Stock Awards
Equity
Incentive
Plan
			Equity				Market	Awards:	Equity Incentive
			Incentive Plan				Value of	Number of	Plan Awards:
	Number of	Number of	Awards:				Shares or	Unearned	Market or Payout
	Securities	Securities	Number of			Number	Units of	Shares,	Value of
	Underlying	Underlying	Securities			of Shares or	Stock	Units or	Unearned
	Unexercised	Unexercised	Underlying	Option		Units of	That	Other	Shares, Units or
	Options	Options	Unexercised	Exercise	Option	Stock That	Have Not	Rights That	Other Rights That
	(#)	(#)	Unearned	Price	Expiration	Have Not	Vested	Have Not	Have Not Vested
Name	Exercisable	Unexercisable	Options (#)	($)(4)	Date	Vested (#)	($ )	Vested (#)	($)
Hu Xiaoming(1)(3)	266,663	—	266,667	$0.80	2/11/2019	—	—	—

Zhu Xiaoying(2)(3)	173,337	—	173,333	$0.80	2/11/2019	—	—	—

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)	On February 11, 2009, the Compensation Committee and the Board approved the grant of stock options for 2,600,000 shares of common stock to certain executive officers and directors of the Company. The stock options vest ratably over three years (on the anniversary of the grant date) and expire in ten years from the grant date. The grant date fair value of each stock option awarded was $0.79. Mr. Hu was granted 800,000 stock options, of which 266,670 have been exercised. Ms. Zhu was granted 520,000 stock options, of which 173,330 have been exercised.
(4)	Per the individual agreements negotiated between the Company and Mr. Hu and Ms. Zhu, respectively, the stock options have an exercisable price of $0.80; however, the grant date fair value of each stock option awarded (calculated in accordance with FASB Topic 718) is $0.79.

Employment Agreements

We have employment agreements with our named executive officers; however, the salary for our named executive officers may be changed at the discretion of our Board of Directors. Both employment agreements are for ten year terms, ending on June 9, 2014.

Potential Payments Upon Termination or Change of Control

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, as defined in the agreement, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty pursuant to the employment agreement. If the named executive officer is not terminated for cause, the Company will pay the remaining portion of the executive officer’s salary. Upon termination, any unvested or unexercised stock options are forfeited.

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2011 fiscal year to each of our non-executive directors:

					Non-Equity	Nonqualified
	Fees Earned		Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in		Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)(2)		($)	($)(1)(2)	($)	Earnings	($)	($)
Zheng Mingyang	$0		–	$1,984	–	–	–	$1,984

Ni Guangzheng	$3,707		–	–	–	–	–	$3,707

Qian Jingsong	$46,343		–	–	–	–	–	$46,343

Henry Yu	$12,000	(3)	18,500	–	–	–	–	$30,500

Jerry Lewin	$24,000		15,417	–	–	–	–	$39,417

(1)	The amounts in these columns represents the aggregate grant date fair value of stock option awards granted to our non-employee directors during fiscal year ended December 31, 2011, in accordance with ASC Topic 718. On February 11, 2009, the Compensation Committee and the Board of Directors approved the grant of stock options for 2,600,000 shares of common stock to certain executive officers and directors of the Company. The stock options vest ratably over three years and expire in ten years from the grant date. The grant date fair value of each stock option awarded was $0.79.

(2)	In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly Board fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 2,000 (approximately $309); (ii) Jerry Lewin receives a monthly fee of $2,000; and (iii) Henry Yu receives a monthly fee of $2,000. The Company did not pay a monthly fee to Zheng Mingyang.

(3)	Appointed to the Board of Directors in July 2011; therefore, reported compensation reflects six months of fees for fiscal year ended December 31, 2011.

In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to provide Mr. Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. Similarly, in July 2011, the Board of Directors authorized the Company to provide Mr. Lewin with 5,000 shares of Company’s restricted common stock every six months from August 2011, par value $0.001. As of December 31, 2011, no restricted common stock has been issued to Mr. Lewin or Mr. Yu.

The aggregate number of stock options and restricted outstanding, as of December 31, 2011, for each of the non-executive officer directors were as follows:

Name	Options	Restricted stock
Qian Jingsong	0	0
Henry Yu	0	0
Zheng Mingyang	13,330	0
Ni Guangzheng	0	0
Jerry Lewin	0	0

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

		Amount and Nature
		of Beneficial	Percent of
Title of Class	Name of Beneficial Owner	Ownership	Class
Common Stock	Excelvantage Group Limited(3)	12,000,000(1)	43.72%

Common Stock	Hu Xiaoming	12,285,170(2)	44.76%

Common Stock	Zhu Xiaoying	173,330	0.63%

All officers and directors		12,458,500	45.39%

(1)	On March 29, 2010, Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of common stock he owns in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.
(2)	Includes (i) 285,170 shares owned directly by Mr. Hu and (ii) 12,000,000 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and Excelvantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2011 and 2010, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

The following table lists the amount due to related party as of December 31, 2011 and 2010. There is no transaction with related party occurred within the fiscal year of 2011.

	2011	2010
ELIL	$841,251	$841,251
Total due to related party	$841,251	$841,251

Director Independence

Mr. Henry Yu, Zheng Mingyang, Ni Guangzheng and Jerry Lewin are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Albert Wong & Co., and other accounting related service providers for the years ended December 31, 2011 and 2010 respectively.

	2011	2010
Audit Fees	$111,000	$104,850
Audit Related Fees	$9,000	$18,000
All Other Fees	$77,600	$11,950
TOTAL FEES	$197,600	$134,800

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports, Audit related fees mainly include the fees associated with the financial instruments evaluation, while all other fees include fees occurred for services performed in conjunction with internal control and our filing of the tax return

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	By-laws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010]

5.1	Legal Opinion of K&L Gates LLP. [Incorporated by reference from Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010]

10.1	Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.2	Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.3	Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying. [Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

10.4	Securities Purchase Agreement between the Company and certain institutional accredited investors, dated January 21, 2010 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21,2010]

10.5	Form of Senior Secured Convertible Note [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.6	Form of Warrant [Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.7	Form of Registration Rights Agreement [Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.8	Form of Pledge Agreement [Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.9	Voting Agreement between Company and Excelvantage Group Limited dated January 21, 2010 [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.10	Placement Agreement between the Company and FT Global Capital, Inc. dated January 21, 2010 [Incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 21 2010]

10.11	Joint Venture Agreement, dated September 28, 2010, by and among Jinhua Bada Group, Zhejiang Kandi Vehicles Co., Ltd., and Tianneng Power International Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on November 15, 2010]

10.12	Securities Purchase Agreement between the Company and certain institutional investors, dated December 21, 2010. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010]

10.13	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd. dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.14	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.15

The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.16	Loan Agreement dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Xiaoming Hu [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007]

21.1	List of Subsidiaries of Registrant

23.1	Consent of Albert Wong & Co. †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, CORP.

March 30, 2012	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 30, 2012
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 30, 2012
(Principal Financial Officer and Principal Accounting Officer)

/s/ Zheng Mingyang	Director	March 30, 2012

/s/ Ni Guangzheng	Director	March 30, 2012

/s/ Jerry Lewin	Director	March 30, 2012

/s/ Henry Yu	Director	March 30, 2012

/s/ Qian Jingsong	Director	March 30, 2012

