Form 10-Q
period 2012-03-31
Kandi Technologies Corp
filed 2012-05-15
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

(86 - 579) 82239856

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

Yes ☐ No ☑

As of May 9, 2012 the registrant had issued and outstanding 29,845,122 shares of common stock, par value $.001 per share.

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,017,510	$2,294,352
R Restricted cash	22,424,419	6,634,989
Accounts receivable	15,638,955	12,932,776
Inventories (net of reserve for slow moving inventory of $0 and $72,487 as of March 31, 2012 and December 31, 2011 respectively)	8,186,202	6,674,467
Notes receivable	20,099,193	37,879,243
Other receivables	1,333,896	2,438,917
Prepayments and prepaid expenses	98,909	185,037
Due from employees	23,150	79,857
Advances to suppliers	2,282,224	852,638
Marketable securities (trading)	-	-
Total Current Assets	75,104,458	69,972,276

LONG-TERM ASSETS
Plant and equipment, net	19,996,846	20,981,893
Land use rights, net	10,996,560	10,992,769
Construction in progress	10,251,771	10,007,601
Deferred taxes	261,381	89,998
Investment in associated companies	217,271	229,213
Total Long-Term Assets	41,723,829	42,301,474

TOTAL ASSETS	$116,828,287	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,400,924	$5,061,069
Other payables and accrued expenses	610,256	3,137,983
Short-term bank loans	36,570,905	36,372,492
Customer deposits	34,099	1,025,357
Notes payable, net of discount of $0 and $71 as of March 31, 2012 and December 31, 2011 respectively	10,814,742	5,847,552
Income tax payable	519,589	153,730
Due to employees	172,950	9,455
Due to related party	841,251	841,251
Deferred taxes	199,880	56,362
Financial derivate - liability	-	213
Total Current Liabilities	55,164,596	52,505,464

LONG-TERM LIABILITIES
Note payable, net of discount of $0 and $0 as of March 31, 2012 and December 31, 2011 respectively	-	-
Financial derivatives - liability	2,976,461	3,919,411
Total Long-Term Liabilities	2,976,461	3,919,411

TOTAL LIABILITIES	58,141,057	56,424,875

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,457,593and 27,445,600 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27,458	27,446
Additional paid-in capital	31,593,353	31,533,378
Retained earnings (the restricted portion is $1,940,832 at March 31, 2012 and December 31, 2011)	21,593,282	19,210,330
Accumulated other comprehensive income	5,473,137	5,077,721
TOTAL STOCKHOLDERS’ EQUITY	58,687,230	55,848,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,828,287	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES, NET	$14,355,541	$8,341,506

COST OF GOODS SOLD	(11,014,691)	(6,280,073)

GROSS PROFIT	3,340,850	2,061,433
Research and development	(756,096)	(511,952)
Selling and marketing	(93,835)	(56,936)
General and administrative	(683,620)	(673,867)

INCOME FROM CONTINUING OPERATIONS	1,807,299	818,678
Interest income (expense), net	131,602	(297,270)
Change in fair value of financial instruments	942,950	5,385,178
Government grants	-	7,588
Investment (loss) income	(13,401)	1,214
Other income, net	34,468	113,706

INCOME (LOSS) BEFORE INCOME TAXES	2,902,918	6,029,094

INCOME TAX EXPENSE	(519,966)	(90,694)

NET INCOME	2,382,952	5,938,400

OTHER COMPREHENSIVE INCOME
Foreign currency translation	395,416	318,600

COMPREHENSIVE INCOME (LOSS)	$2,778,368	$6,257,000

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	27,450,371	27,422,823

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	28,839,747	29,026,629

NET INCOME PER SHARE, BASIC	$0.09	$0.22

NET INCOME PER SHARE, DILUTED	$0.08	$0.20

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,382,952	$5,938,400
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,200,884	1,006,769
Deferred taxes	(24,184)	(31,893)
Option and warrant expense	19,053	85,957
Change of derivative instrument’s fair value	(942,950)	(5,385,178)
Acquisition effect	-	97,793
Loss in investment in associated company	13,401	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(2,626,288)	1,317,634
Inventories	(1,470,587)	(3,845,917)
Other receivables and prepaid expenses	1,121,239	(34,122)
Due from employees	220,807	15,739
Prepayments and prepaid expenses	(1,337,864)	(6,947,548)
Marketable equity securities (trading)	-	(1,214)

Increase (Decrease) In:
Accounts payable	308,069	(1,254,949)
Other payables and accrued liabilities	(2,530,325)	(347,439)
Customer deposits	(998,466)	(15,757)
Income tax payable	365,152	(37,078)
Net cash (used in) provided by operating activities	$(4,299,107)	$(9,438,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(16,512)	(172,385)
Purchase of construction in progress	(181,009)	-
Issuance of notes receivable	-	(2,716,484)
Repayments of notes receivable	18,032,672	7,476,170
Net cash provided by (used in) investing activities	$17,835,151	$4,587,301

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(15,758,880)	$(9,431,611)
Proceeds from short-term bank loans	6,297,349	6,829,150
Repayments of short-term bank loans	(6,328,994)	(6,829,150)
Proceeds from notes payable	8,686,544	19,425,137
Repayments of notes payable	(3,752,827)	(5,463,320)
Option exercise & other financing	40,749	26,666
Net cash provided by financing activities	(10,816,059)	4,556,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,719,985	(294,630)
Effect of exchange rate changes on cash	3,173	43,744
Cash and cash equivalents at beginning of period	2,294,352	7,754,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,017,510	$7,503,280

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$154,814	$127,772
Interest paid	$648,059	$773,281

SUPPLEMENTAL NON-CASH DISCLOSURE:

During the three months ended March 31, 2012 and 2011, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp.

On June 29, 2007, the Company executed an exchange agreement to acquire 100% of Continental Development Limited, a Hong Kong corporation and its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”).

In the first fiscal quarter of 2011, Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) was incorporated by Kandi Vehicles and Mr. Xiaoming Hu, the Chairman and CEO of the Company.

The Company’s organization chart as of this reporting date is as follows:

Kandi Vehicles has a 50% ownership interest and controls the Board of Directors in Kandi New Energy. Under Share Escrow and Trust Agreement, Loan Agreement, Contractor Agreement, between Kandi Vehicles and the other equity owner, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) in Kandi New Energy.

The primary operations of the Company are designing, developing, manufacturing, and commercializing of all-terrain vehicles, go-karts, and specialized automobile related products for the PRC and global markets.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 2 – LIQUIDITY

The Company’s working capital surplus is $19,939,862 as of March 31, 2012.

As of March 31, 2012, the Company had credit lines from commercial banks of $44,587,095, of which $33,440,321 was used as of March 31, 2012.

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

The financial information included herein for the three month periods ended March 31, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of “Continental”)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)

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

MARCH 31, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2012 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
	Carrying value as	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	of March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,017,510	$5,017,510	-	-
Restricted cash	22,424,419	22,424,419	-	-
Warrants	2,976,461	-	2,976,461	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which is used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs. Also see Note 6 section (s).

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of March 31, 2012 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the three months ended March 31, 2012.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on March 31, 2012 and December 31, 2011 represent time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of March 31, 2012, our restricted cash was as set forth on the table below:

Purpose	Amount
Used to secure short-term bank loans (also see Note 14)	$2,371,654
Used to secure note payable (also see Note 15)	9,249,451
Pure time deposits	10,803,314
Total	22,424,419

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2012 and December 31, 2011, the Company has no allowance for doubtful accounts, as per the management's judgment based on their best knowledge.

As of March 31, 2012 and December 31, 2011, the longest credit term used, in connection with certain selected customers was 120 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of March 31, 2012, prepayments included cash paid advances to raw material suppliers, mold manufacturers, and prepaid expenses, such as water and electricity fees.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

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

(j) Land Use Rights

According to the laws of China, land in the PRC is owned by the government and its ownership cannot be sold to an individual or a company.  However, the government grants the user a “land use right” to use the land.   The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

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

MARCH 31, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $756,096 and $511,952 for the three months ended March 31, 2012 and 2011, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the three months ended March 31, 2012 and 2011, $0 and $7,588, respectively, was received from the PRC government for the Company’s contribution to the local economy.

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

	March 31, 2012	December 31, 2011	March 31, 2011
Period end RMB : USD exchange rate	6.3247	6.3647	6.5701
Average RMB : USD exchange rate	6.3201	6.4735	6.5894

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

MARCH 31, 2012 (UNAUDITED)

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

The stock based compensation expense for the period ended March 31, 2012 is $19,053. Also see Note 17.

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

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of ASU 2011-03 did not have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s operating results or financial position.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s operating results or financial position.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 did not have a material impact on the Company’s operating results or financial position.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2011, the FASB has issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating whether the adoption of ASU 2011-11 will have a material effect on its operating results or financial position; however, the Company does not expect the adoption of ASU No. 2011-11 to have a material effect on its operating results or financial position.

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s operating results or financial position.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended March 31, 2012 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
Major Customers	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	March 31, 2012	December 31, 2011
Company A	63%	-	51%	2%
Company B	14%	9%	21%	19%
Company C	12%	8%	16%	56%
Company D	5%	-	12%	10%
Company E	3%	-	-	-

(b) Suppliers

The Company’s major suppliers for the three months ended March 31, 2012 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	March 31, 2012	December 31, 2011
Company F	59%	87%	4%	1%
Company G	20%	-	5%	-
Company H	1%	-	2%	-
Company I	1%	-	-	1%
Company J	1%	-	1%	1%

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the three months ended March 31, 2012, there are 1,389,376 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended March 31,	2012	2011
Net income (loss)	$2,382,952	$5,938,400
Weighted – average shares of common stock outstanding
Basic	27,450,371	27,422,823
Dilutive shares	1,389,376	1,603,806
Diluted	28,839,747	29,026,629
Basic income per share	$0.09	$0.22
Diluted income per share	$0.08	$0.20

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Raw material	$1,660,118	$1,737,211
Work-in-progress	5,661,207	3,898,950
Finished goods	864,877	1,110,793
	8,186,202	6,746,954
Less: reserve for slow moving inventories	-	(72,487)
Inventories, net	$8,186,202	$6,674,467

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Notes receivable from unrelated companies:
Due April 7, 2012, interest at 9.6% per annum [1]	$4,743,308	$4,713,498
Due September 30, 2012, interest at 9.6% per annum [2]	15,355,885	33,165,745
	20,099,193	37,879,243

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$20,099,193	$37,879,243

Details of Notes receivable from unrelated parties as of December 31, 2011

Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1	4,713,498	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Not Due
2	33,165,745	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

Details of Notes receivable from unrelated parties as of March 31, 2012

Index	Amount ($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1	4,743,308	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Not due
2	15,355,885	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

For the three months ended March 31, 2012, the interest income generated from the notes receivable issued to third parties was $797,254.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Cost of land use rights	$12,073,389	$11,997,512
Less: Accumulated amortization	(1,076,829)	(1,004,743)
Land use rights, net	$10,996,560	$10,992,769

As of March 31, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,059,112 and $4,057,640 respectively. Also see Note 15.

As of March 31, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,937,448 and $6,935,129. Also see Notes 19.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of March 31, 2012, ZMEC had guaranteed bank loan of the Company for a total of $12,648,821. In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets for ZMEC’s bank loans. Also see Note 14 and Note 19.

The amortization expense for the three months ended March 31, 2012 and 2011 was $65,780 and $63,091 respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (nine months)	$197,340
2013	263,120
2014	263,120
2015	263,120
2016	263,120
Thereafter	9,746,740
Total	$10,996,560

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
At cost:
Buildings	$13,784,849	$13,698,216
Machinery and equipment	10,215,425	10,138,064
Office equipment	203,521	199,021
Motor vehicles	247,801	246,243
Moulds	15,382,893	15,286,217
	39,834,489	39,567,761
Less : Accumulated depreciation
Buildings	$(2,076,452)	$(1,949,251)
Machinery and equipment	(8,341,411)	(8,032,798)
Office equipment	(138,862)	(131,813)
Motor vehicles	(183,953)	(175,578)
Moulds	(9,096,965)	(8,296,428)
	(19,837,643)	(18,585,868)
Plant and equipment, net	$19,996,846	$20,981,893

As of March 31, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for the bank loans was $7,097,842 and $7,124,618, respectively.

As of March 31, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party of the Company was $4,610,555 and $4,624,347. Also see Note 19.

Depreciation expense for three months ended March 31, 2012 and 2011 was $1,135,062 and $943,585 respectively.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 7.87% per annum, due September 19, 2012, guaranteed by Kandi Investment Group Co.	$790,551	$785,583

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,142,332

Monthly interest only payments at 6.56% per annum, due October 15, 2012, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by Company’s assets. Also see Note 12 and Note 13.	1,581,103	1,571,166

Monthly interest only payments at 6.89% per annum, due December 5, 2012, secured by Company’s asset. Also see Note 12 and Note 13.	790,551	785,583

Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,162,205	-

Loans from Huaxia Bank

Monthly interest only payments at 7.22% per annum, due September 23, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. Also see Note 12 and Note 13.	4,427,087	4,399,265

Loans from China Ever-bright Bank

Interest only payment at 6.71% per annum, due February 15, 2012.	-	3,142,332

Monthly interest only payments at 6.10% per annum, due May 15, 2012, secured by the Company’s time deposit. Also see Note 6.	2,134,489	2,121,073

Interest only payment at 7.02% per annum, due June 28, 2012.	3,130,585	-

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,743,308	4,713,498

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,743,308	4,713,498

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31, 2012 (Unaudited)	December 31, 2011
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.71% per annum, due June 26, 2012, secured by the property of Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	3,162,205	3,142,332

Loans from Bank of Shanghai

Monthly interest only payments at 6.56% per annum, due December 4, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Zhejiang Taiping Shengshi Industrial Co., Ltd.	4,743,308	4,713,498

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,162,205	3,142,332
Total	$36,570,905	$36,372,492

Interest expense for the three month ended March 31, 2012 and 2011 was $655,975, and $412,056, respectively.

As of March 31, 2012, the aggregate amount of short-term loans that are guaranteed by various third parties is $30,515,280,

-      $12,648,821 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank note of $1,264,882 is guaranteed by the Company, and ZMEC’s bank loans of $7,051,718 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $4,610,555, and $6,937,448, respectively. Also see Note 19.

-      $12,332,600 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,743,308 is guaranteed by the Company. Also see Note 19.

-      $3,162,205 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $7,905,513 are guaranteed by the Company. Also see Note 19.

-      $4,743,308 is guaranteed by Zhejiang Taiping Shengshi Industrial Co., Ltd. whose bank loans of $3,162,205 is also guaranteed by the Company. Also see Note 19.

-      $5,217,638 is guaranteed by Kandi Investment Group Co.

-       $12,648,821 is guaranteed by Nanlong Group Co., Ltd.

This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	March 31,2012 (Unaudited)	December 31, 2011
Bank acceptance notes:
Due January 19,2012	$-	$149,262
Due March 26, 2012	-	14,140
Due March 26, 2012	-	15,712
Due March 26, 2012	-	37,708
Due March 26, 2012	-	15,712
Due March 26, 2012	-	17,283
Due March 26, 2012	-	15,712
Due March 26, 2012	-	14,140
Due March 26, 2012	-	7,856
Due March 26, 2012	-	6,285
Due March 26, 2012	-	15,712
Due March 26, 2012	-	15,712
Due March 26, 2012	-	7,856
Due March 26, 2012	-	31,423
Due March 26, 2012	-	9,741
Due March 26, 2012	-	9,427
Due March 26, 2012	-	10,998
Due March 26, 2012	-	31,423
Due March 26, 2012	-	51,848
Due March 26, 2012	-	47,135
Due March 26, 2012	-	15,712
Due March 26, 2012	-	4,713
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142
Due March 26, 2012	-	12,569
Due March 26, 2012	-	15,712
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142,332
Due May 10, 2012	79,055	78,558
Due May 10, 2012	158,110	157,117
Due May 10, 2012	189,732	188,540
Due May 10, 2012	94,866	94,270
Due May 10, 2012	31,622	31,423
Due June 19, 2012	237,165	235,675
Due June 19, 2012	1,343,938	1,335,491
Due July 12, 2012	3,162,206	-
Due September 14, 2012	2,371,654	-
Due September 20, 2012	3,146,394	-
Subtotal	$10,814,742	$5,846,623

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE (CONTINUED)

Notes payable to unrelated companies:
Due January 20, 2012 (Interest rate 6.0% per annum)	-	1,000
Subtotal	$-	$1,000

Total	$10,814,742	$5,847,623

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each transaction. Bank charges for notes payable were $4,343 for the first three months ended March 31, 2012.

Restricted cash of $9,249,451 is held as collateral for the following notes payable at March 31, 2012:

Due May 10, 2012	79,055
Due May 10, 2012	158,110
Due May 10, 2012	189,732
Due May 10, 2012	94,866
Due May 10, 2012	31,622
Due June 19, 2012	237,165
Due June 19, 2012	1,343,938
Due July 12, 2012	3,162,206
Due September 14, 2012	2,371,654
Due September 20, 2012	3,146,394
Total	$10,814,742

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 16 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

Prior to January 1, 2008, the CIT rate applicable to the Company was 33%. Kandi’s first profitable tax year for income tax purposes as a foreign-invested company was 2007. As a foreign-invested company, the income tax rate of Kandi was entitled to a 50% tax holiday based on 25% for years 2009 through 2011. During the transition period, the above tax concession granted to the Company, prior to the new CIT law, will be grandfathered according to the interpretations of the new CIT law. After the tax holiday period is ended, the tax rate applicable to Kandi Vehicle changes to 15% since 2012 because of Kandi Vehicle’s high technology enterprise qualification. Nevertheless, the Company is qualified to a special research and development credit for 2012.

Kandi New Energy is subsidiary of the Company and its applicable corporate income tax rate is 25%.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2012, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2012 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended March 31, 2012 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the three months ended March 31, 2012 and 2011 is summarized as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2012	2011
Current:
Provision for CIT	$519,966	$90,694
Provision for Federal Income Tax	0	0
Deferred:	-	-
Provision for CIT	0	0
Income tax expense (benefit)	$519,966	$90,694

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2012 and 2011 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Three Months Ended March 31,
	(Unaudited)
	2012	2011
Computed "expected" (benefit) expense	$290,932	$88,654
Favorable tax rate	(438,229)	(90,694)
Permanent differences	597,047	39,848
Valuation allowance	70,216	52,886
Income tax expense (benefit)	$519,966	$90,694

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows:

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	March 31, 2012 (Unaudited)	December 31, 2011
Current portion:
Deferred tax assets:
Expense	$(26,066)	$(11,741)
Subtotal	(26,066)	(11,741)

Deferred tax liabilities:
Sales cut-off (CIT tax reporting on VAT tax system)	(173,814)	(44,621)
Other	-	-
Subtotal	(173,814)	(44,621)

Total deferred tax liabilities – current portion	(199,880)	(56,362)

Non-current portion:
Deferred tax assets:
Depreciation	398,005	226,622
Loss carried forward	70,216	1,351,513
Valuation allowance	(70,216)	(1,351,513)
Subtotal	398,005	226,622

Deferred tax liabilities:
Accumulated other comprehensive gain	(136,624)	(136,624)
Subtotal	(136,624)	(136,624)

Total deferred tax assets – non-current portion	261,381	89,998

Net deferred tax assets	$61,501	$33,636

(b) Tax Benefit (Holiday) Effect

For the three months ended March 31, 2012 and 2011 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the three months ended March 31, 2012 and 2011.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31 (Unaudited)
	2012	2011
Tax benefit (holiday) credit	$438,229	$90,694
Basic net income per share effect	$0.02	$0.00

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%. On June 30, 2011, one of the Company’s directors resigned, and his 6,668 unexercised options were forfeited. As of March 31, 2012, options for 906,695 shares have been exercised.

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

The following is a summary of the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,786,637	$0.84
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2012	1,786,637	0.84

The following table summarizes information about stock options outstanding as of March 31, 2012:

Options Outstanding			Options Exercisable
Number of shares	Exercise Price	Remaining Contractual life (in years)	Number of shares	Exercise Price
1,686,637	$0.80	7	1,686,637	$0.80
100,000	1.50	7.5	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010.  As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share.  All of the warrants have a five year contractual term and were granted on October 22, 2009.  The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of March 31, 2012, the consultant had cashless exercised the 100,000 warrants with the exercise price of $2.5 per share.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of March 31, 2012, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of March 31, 2012, the fair value of the Investor Warrants and the warrants issued to the placement agent is $1.06 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of March 31, 2012, the fair value of Second round warrants is $1.13 per share.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 18 – STOCK AWARD

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

The fair value of awarded stock is determined by the closing price of our common stock on the date of stock award, or estimated by the closing price of our common stock on the reporting date if stock has not yet been awarded.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(a)	Guarantees and Pledged collateral for third party bank loans

As of March 31, 2012, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,743,308
Zhejiang Shuguang industrial Co., Ltd.	7,905,513
Zhejiang Yiran Auto Sales Company	1,581,103
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,162,205
Zhejiang Taiping Trade Co., Ltd	3,636,536
Yongkang Angtai Trade Co., Ltd.	790,551
Total	$21,819,216

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,743,308 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 4, 2011 to December 4, 2012. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2011 and December 8, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shenzhen Development Bank Hangzhou branch and Huaxia Bank Hangzhou branch in the amount of $4,743,308 and $3,162,205 by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from October 9, 2011 to October 9, 2012 and from December 8, 2011 to December 8, 2012 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On April 25, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Hangzhou branch in the amount of $1,581,103 by Zhejiang Yiran Auto Sales Company (“ZYASC”) for the period April 25, 2011 to April 25, 2012. ZYASC is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZYASC under the loan contracts if ZYASC fails to perform its obligations as set forth in the loan contracts.

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,162,205 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 4, 2011 to December 4, 2012. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On August 12, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from ICBC Wuyi branch in the amount of $3,636,536 by Zhejiang Taiping Trade Co., Ltd (“ZTTCL”) for the period from August 12, 2011 to August 8, 2013. ZTTCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTTCL under the loan contract if ZTTCL fails to perform its obligations as set forth in the loan contract.

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $158,110 and $632,441 respectively by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

(2)	Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,264,882
Total	$1,264,882

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,264,882 by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2012. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3)	Pledged collateral for a third party’s bank loans

As of March 31, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,937,448
Plant and equipment net book value	$4,610,555

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

KANDI TECHNOLOGIES, CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs. Further, the Company and Kandi Vehicles have each filed a Motion for Summary Judgment in an attempt to have the cases dismissed by summary judgment. The plaintiffs have thirty (30) days to respond.

(c) Capital Commitment

During the previous year, certain mold manufacturing contracts were executed. As of March 31, 2012, remaining unpaid balance was $4,568,833, we plan on paying the full amount within the next twelve months.

NOTE 20 – SUBSEQUENT EVENTS

On February 13, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with KO NGA Investment Limited (“KO NGA”) and each of the shareholders of KO NGA (“KO NGA Shareholders,” and, together with KO NGA, the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers exchanged an aggregate of 253 shares of KO NGA, representing 100% of the issued and outstanding shares of KO NGA, to the Company for a total of 2,354,212 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”), representing an aggregate exchange purchase price of approximately $7,952,524, which was primarily derived from KO NGA’s indirect, wholly-owned operating entity Yongkang Scrou Electric. Co., Ltd. in China.  The Exchange Agreement closed on April 25, 2012, and, as such, KO NGA became a wholly-owned subsidiary of the Company. The Exchange Shares were issued by the Company in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S of the Securities Act.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2011 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System athttp://www.sec.gov.

Critical Accounting Policies and Estimates

Policy affecting options, and warrants

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

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2012 and December 31, 2011, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2012.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three Months Ended March 31, 2012	% Of Revenue	For Three Months Ended March 31, 2011	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$14,355,541	100%	$8,341,506	100%	$6,014,035	72.1%
COST OF GOODS SOLD	(11,014,691)	(76.7)%	(6,280,073)	(75.3)%	(4,734,618)	75.4%
GROSS PROFIT	3,340,850	23.3%	2,061,433	24.7%	1,279,417	62.1%
Research and development	(756,096)	(5.3)%	(511,952)	(6.1)%	(244,144)	47.7%
Selling and distribution expenses	(93,835)	(0.7)%	(56,936)	(0.7)%	(36,899)	64.8%
General and administrative expenses	(683,620)	(4.8)%	(673,867)	(8.1)%	(9,753)	1.4%
INCOME FROM OPERATIONS	1,807,299	12.6%	818,678	9.8%	988,621	120.8%
Interest income (expense), net	131,602	0.9%	(297,270)	(3.6)%	428,872	(144.3)%
Change in fair value of financial instruments	942,950	6.6%	5,385,178	64.6%	(4,442,228)	(82.5)%
Government grants	-	0%	7,588	0.1%	(7,588)	(100)%
Investment (loss) income	(13,401)	(0.1)%	1,214	0%	(14,615)	(1,203.9)%
Other income, net	34,468	0.2%	113,706	1.4%	(79,238)	(69.7)%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,902,918	20.2%	6,029,094	72.3%	(3,126,176)	(51.9)%

INCOME TAX (EXPENSE)	(519,966)	(3.6)%	(90,694)	(1.1)%	(429,272)	473.3%

NET (LOSS) INCOME	2,382,952	16.6%	5,938,400	(71.2)%	(3,555,448)	(59.9)%

(a) Revenue

For the three months ended March 31, 2012, our revenue increased by 72.1% from $8,341,506 to $14,355,541 as compared to the three months ended March 31, 2011.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012		2011
	Unit	Sales	Unit	Sales
ATV	5,124	2,000,300	1,620	$1,414,516
Super-mini car [1]	296	1,185,917	209	1,032,763
Go-Kart	12,981	9,639,676	5,366	4,948,190
Utility vehicles (“UTVs”)	20	74,433	233	490,245
Three wheeled motorcycle	248	502,355	191	455,792
Refitted car	35	952,860	-	-
Total	18,704	14,355,541	7,619	8,341,506

1) include the products called CoCo, EV and mini-car in the previous filing.

Off-Road Vehicles

During the three months ended March 31, 2012, the market condition for ATV products continues to recover. The Company developed some price competitive products to meet markets demands, which has caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $585,784, or 41% in the three months ended March 31, 2012 over the comparable period, which was attributable to 216% increase from 1,620 units in the first three months of 2011 to 5,124 units in 2012, partially caused by a 55% unit price reduction.

In the first three months of 2012, our Go-Karts experienced a significant increase in revenue of $4.7 million or 94.8% over the same period of last year, which was mainly attributable to a 141.9% increase in unit sales from 5,366 units in the three months ended March 31, 2011 to 12,981 units in 2012.  Just as with ATVs, the Company’s successful development of meet-market-demands price competitive products has achieved good results.

The sales of three-wheeled motorcycle (TT) continued the good performance started from the second half of 2011. In the first three months ended March 31, 2012, the sales of TT increased $46,563, or 10.2% from the same period of last year, which was attributable to an increase in unit sales from 191 units to 248 units, with the unit price dropped 15.1%.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $490,245 to $74,433. This 84.8% decrease is mainly due to the 91.4% drop in unit sales in the three months ended March 31, 2012 compared to the same period of 2011. This significant drop is primarily because of the continuing high competition in this UTV market, while the UTV manufactured by the Company is relatively high end and more expensive, which caused the average unit price increased significantly compared to the same period of last year.

Super-mini-Car Products

For the EV products, the Company has not realized mass unit sales during this reporting period. For the three months ended March 31, 2012, revenues from our Super-mini car increased slightly by $153,154, or 14.8% from the same period of 2011, which was attributable to an increase in unit sales of 41.6% from 209 units in the first three months of 2011 to 296 units in 2012. For the three months ended March 31, 2012, the average unit price of our super-mini-cars decreased 18.9%, because some of the Super-mini-cars sold by the Company during this reporting period were sold without batteries.

Refitted car

For the three months ended March 31, 2012, the Company also refitted other companies’ vehicles to meet special requirements for certain customers. The Company expects this new business to expand the Company’s business scope and stimulate the Company’s development.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012		2011
	Sales	Percentage	Sales	Percentage
North America	$1,639,376	11%	$1,059,533	13%
China	12,452,931	87%	7,034,824	84%
Europe & other region	263,234	2%	247,149	3%
Total	$14,355,541	100%	$8,341,506	100%

For the three months ended March 31, 2012, about 85% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2012 was $11,014,691, representing an increase of $4,734,618, or 75.4% from the three months ended March 31, 2011, corresponding to the Company’s significant increase of revenue.

(c) Gross profit

Gross profit for the first quarter of 2012 increased 62.1% to $3,340,850 compared to $2,061,433 at the same period of last year, as a result of increased revenue. However, the gross margin has decreased to 23.3% compared to 24.7% for the same period of 2011. This is primarily due to the fact that processing techniques for refitted cares are relatively simple; therefore tis gross margin is comparatively lower, which reduced the overall gross margin of the Company for this reporting period.

(d) Selling and distribution expenses

Selling and distribution expenses were $93,835 for the three months ended March 31, 2012, as compared to $56,936 from the same period in 2011, representing a 64.8% increase. The significant increase is primarily because of the increase in fees related to exhibition, higher transportation fees and advertising fees.

(e) General and administrative expenses

General and administrative expenses were $683,620 for the three months ended March 31, 2012, as compared to $673,867 for the same period in 2011, representing a 1.4% increase. For the three months ended March 31, 2012, the general and administrative expenses included $19,053 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $85,957. In addition, the general and administrative expenses also included $13,733 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this cost was $17,792. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the three months ended March 31, 2012 was $650,834, an increase of 14.2% from $570,118 for the same period of 2011. This increase was primarily due to the higher product insurance fee and the increase of employee welfare.

(f) Research and development

Research and development expenses were $756,096 for the three months ended March 31, 2012, as compared to $511,952 from the same period in 2011, representing a 47.7% increase. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the first three months of 2012, the Company strengthened the research and development for electrical vehicles equipped with lithium battery in order to seek the leading position in EV market.

(g) Government grants

Government grants totaled $0 for the three months ended March 31, 2012, representing a 100% decrease over the same period in 2011.

(h) Net interest income (expense)

Net interest income was $131,602 for the three months ended March 31, 2012, as compared to ($297,270) net interest expense for the same period last year, representing a significant increase. For the three months ended March 31, 2011, the interest expense for convertible notes was $2, and the interest incurred by the amortization of debt discount was $43. While for the same period of last year, the interest expense for the convertible notes was $15, and the interest incurred by the amortization of debt discount was $92. Excluding the effects of interest expense related to convertible notes, the net interest income for this reporting period was $131,647, improved from net interest expense of ($297,163) for the same period of 2011, primarily due to the increase of interest income earned from the note receivables issued to third parties.

(i) Change in fair value of financial instruments

For the three months ended March 31, 2012, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents was $942,950, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $5,385,178. This significant decrease was primarily because the stock price was more stable in the first quarter of 2012 compared to the same period of last year.

(j) Other Income, Net

Net other income was $34,468 for the three months ended March 31, 2012, compared to $113,706 for the same period of last year, a decrease of $79,238 or 69.7%.  This decrease is primarily because there was a write off of other payables in the first three months of 2011.

(k) Investment (loss) income

Investment loss was ($13,401) for the first three months ended March 31, 2012, compared to income of $1,214 for the corresponding period in 2011. For the three months ended March 31, 2012, the investment loss was purely a result of our 30% equity interest investment in Jinhua Service, which was $0 for the same period of 2011. During the first three months ended March 31, 2011, the $1,214 investment income was from trading securities.

(l) Net income

The operating performance of the Company for the three months ended March 31, 2012 reflected a net income of $2,382,952, decreased 3,555,448 or 59.9% from a net income of $5,938,400 for the same period of last year, primarily due to the changes of fair value of warrants issued to investors and placement agents.

Excluding the effects of option related expenses, which was $19,053 and $85,957 for the three months ended March 31, 2012 and 2011 respectively, the stock award expense, which was $13,733 and $17,792 for the three months ended March 31, 2012 and 2011 respectively, the Convertible Note’s interest expense, which was $2 and $15 for the three months ended March 31, 2012 and 2011 respectively, the effect caused by amortization of discount on Convertible Notes, which was $43 and $92 for the three months ended March 31, 2012 and 2011 respectively, and the change of the fair value of financial derivatives, which was $942,950 and $5,385,178 for the three months ended March 31, 2012 and 2011 respectively, for the three months ended March 31, 2012, the Company’s net income was $1,472,833, an increase 124.1% as compared with net income of $657,078 for the same period of 2011 excluding the same effects. This increase is primarily due to the increase of gross profit.

As of the date of this Form 10-Q filing, all of the Convertible Notes have been converted.

Financial Condition

Liquidity and Capital Resources

Working Capital

The Company had a working capital surplus of $19,939,862 at March 31, 2012, almost unchanged from a working capital surplus of $20,208,386 as of March 31, 2011.

As of March 31, 2012, the Company has credit lines from commercial banks for $44,587,095, of which $33,440,321 was used at March 31, 2012. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2012 (In thousands)
Capital requirements
Purchase of plant and equipment	$17
Purchase of Construction in progress	181
Issuance of notes receivable	-
Repayments of short-term bank loans	6,329
Repayments of notes payable	3,753
Increase in restricted cash	15,759
Increase in cash	2,723
Internal cash used in operations	4,299
Total capital requirements	$33,061

Capital provided
Proceeds from short-term bank loan	6,297
Proceeds from notes payable	8,687
Repayments of notes receivable	18,033
Other financing activities	41
Total capital provided	$33,058

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rage changes over the past three months.

Cash Flow

Net cash flow used in operating activities was ($4,299,107) for the three months ended March 31, 2012, as compared to net cash flow used in operating activities of ($9,438,803) in the same period in 2011. The improvement of net cash flow by operating activities was mainly due to the less amount of cash outflow caused by prepayments and prepaid expenses. The account has changed to cash outflow of ($1,337,864) in the three months ended 2012 from cash outflow of ($6,947,548) for the same period of last year, which is mainly because the Company had prepaid most part of the model manufacturing payments to suppliers in 2011.

Net cash flow provided by investing activities was $17,835,151 for the three months ended March 31, 2012 as compared to net cash flow provided by investing activities of $4,587,301 for the same reporting period in 2011. For the three months ended March 31, 2012, the Company recorded a net cash inflow of $18,032,672 in notes receivable, due to the $18,032,672 repayment of notes receivable and no issuance of notes receivable. While for the same period of last year, the Company issued ($2,716,484) in notes receivable and collected $7,476,170 in repayment of note receivables, which caused a net cash inflow $4,759,686 from notes receivable.

Net cash flow used in financing activities was ($10,816,059) for the three months ended March 31, 2012, as compared to net cash flow provided by financing activities of $4,556,872 for the three months ended March 31, 2011. Cash flow used in financing activities in this quarter is primarily due to the increase in restricted cash, which caused a cash outflow of ($15,758,880). While for the same period of last year, the Company recorded a net cash inflow from notes payable of $13,961,817, although offset by the cash outflow of ($9,431,611) for the restricted cash.

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 19 for additional information relating to the following of off-balance sheet arrangements.

(a)	Guarantees and Pledged collateral for third party bank loans

As of March 31, 2012, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,743,308
Zhejiang Shuguang industrial Co., Ltd.	7,905,513
Zhejiang Yiran Auto Sales Company	1,581,103
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,162,205
Zhejiang Taiping Trade Co., Ltd	3,636,536
Yongkang Angtai Trade Co., Ltd.	790,551
Total	$21,819,216

(2)	Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,264,882
Total	$1,264,882

(3)	Pledged collateral for a third party’s bank loans

As of March 31, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,937,448
Plant and equipment net book value	$4,610,555

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

Recent Development Activities:

On February 13, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with KO NGA Investment Limited (“KO NGA”) and each of the shareholders of KO NGA (“KO NGA Shareholders,” and, together with KO NGA, the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers exchanged an aggregate of 253 shares of KO NGA, representing 100% of the issued and outstanding shares of KO NGA, to the Company for a total of 2,354,212 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”), representing an aggregate exchange purchase price of approximately $7,952,524, which was primarily derived from KO NGA’s indirect, wholly-owned operating entity Yongkang Scrou Electric. Co., Ltd. in China.  The Exchange Agreement closed on April 25, 2012, and, as such, KO NGA became a wholly-owned subsidiary of the Company. The Exchange Shares were issued by the Company in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S of the Securities Act.

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

Economic and Political Risks

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.  The Company intends to propound discovery on the plaintiffs. Further, the Company and Kandi Vehicles have each filed a Motion for Summary Judgment in an attempt to have the cases dismissed by summary judgment. The plaintiffs have thirty (30) days to respond.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2011. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As initially reported on a Form 8-K, filed with the SEC on February 17, 2012, and voluntarily reported on a Form 8-K with the SEC on May 2, 2012, the Company, on February 13, 2012, entered into a Share Exchange Agreement (the “Exchange Agreement”) with KO NGA Investment Limited (“KO NGA”) and each of the shareholders of KO NGA (“KO NGA Shareholders,” and, together with KO NGA, the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers exchanged an aggregate of 253 shares of KO NGA, representing 100% of the issued and outstanding shares of KO NGA, to the Company for a total of 2,354,212 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”), representing an aggregate exchange purchase price of approximately $7,952,524, which was primarily derived from KO NGA’s indirect, wholly-owned operating entity Yongkang Scrou Electric. Co., Ltd. in China.  The Exchange Agreement closed on April 25, 2012, and, as such, KO NGA became a wholly-owned subsidiary of the Company. The Exchange Shares were issued by the Company in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S of the Securities Act. The Company is obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) registering the resale of the Exchange Shares that were issued to the Sellers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Share Exchange Agreement, dated February 13, 2012, by and among, Kandi Technologies Corp., KO NGA Investment Limited and each of the shareholders of KO NGA Investment Limited.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.
Date: May 15, 2012	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer (Principal Financial and Accounting Officer)

