Form 10-Q
period 2012-06-30
Kandi Technologies Corp
filed 2012-08-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes  [X]                  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes  [X]                  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                 No [X]

As of August 8, 2012 the registrant had issued and outstanding 29,845,122 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,979,148	$2,294,352
Restricted cash	26,803,826	6,634,989
Accounts receivable	24,879,948	12,932,776
Inventories (net of reserve for slow moving inventory of $0 and $72,487 as of June 30, 2012 and December 31, 2011 respectively)	13,554,630	6,674,467
Notes receivable	15,004,641	37,879,243
Other receivables	752,870	2,438,917
Prepayments and prepaid expenses	154,484	185,037
Due from employees	53,676	79,857
Advances to suppliers	860,348	852,638
Deferred taxes	19,307	-
Total Current Assets	86,062,878	69,972,276

LONG-TERM ASSETS
Plant and equipment, net	19,284,349	20,981,893
Land use rights, net	14,502,908	10,992,769
Intangible assets	724,639	-
Construction in progress	12,171,948	10,007,601
Deferred taxes	42,640	89,998
Investment in associated companies	203,408	229,213
Goodwill	437,525	-
Total Long-Term Assets	47,367,417	42,301,474

TOTAL ASSETS	$133,430,295	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$8,584,600	$5,061,069
Other payables and accrued expenses	1,150,306	3,137,983
Short-term bank loans	36,599,839	36,372,492
Customer deposits	43,407	1,025,357
Notes payable, net of discount of $0 and $71 as of June 30, 2012 and
December 31, 2011 respectively	15,174,771	5,847,552
Income tax payable	128,390	153,730
Due to employees	168,567	9,455
Due to related party	841,251	841,251
Deferred taxes		56,362
Financial derivate - liability	-	213
Total Current Liabilities	62,691,131	52,505,464

LONG-TERM LIABILITIES
Financial derivatives - liability	1,957,885	3,919,411
Total Long-Term Liabilities	1,957,885	3,919,411

TOTAL LIABILITIES	64,649,016	56,424,875

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,845,122and 27,445,600 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	29,845	27,446
Additional paid-in capital	38,345,747	31,533,378
Retained earnings (the restricted portion is $1,940,832 at June 30, 2012 and December 31, 2011)	22,498,511	19,210,330
Accumulated other comprehensive income	7,907,176	5,077,721
TOTAL STOCKHOLDERS’ EQUITY	68,781,279	55,848,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,430,295	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES, NET	$11,060,976	$10,137,702	$25,416,517	$18,479,208

COST OF GOODS SOLD	(9,272,719)	(7,795,987)	(20,287,410)	(14,076,060)

GROSS PROFIT	1,788,257	2,341,715	5,129,107	4,403,148
Research and development	(620,090)	(574,588)	(1,376,186)	(1,086,540)
Selling and marketing	(79,201)	(92,679)	(173,036)	(149,615)
General and administrative	(896,050)	(827,529)	(1,579,670)	(1,501,396)

INCOME FROM CONTINUING
OPERATIONS	192,916	846,919	2,000,215	1,665,597
Interest income (expense), net	(188,542)	275,466	(56,940)	(21,804)
Change in fair value of financial
instruments	1,018,576	2,367,594	1,961,526	7,752,772
Government grants	25,308	273,139	25,308	280,727
Investment (loss) income	(14,010)	(8,490)	(27,411)	(7,276)
Other income, net	12,134	53,526	46,602	167,232

INCOME (LOSS) BEFORE INCOME TAXES	1,046,382	3,808,154	3,949,300	9,837,248

INCOME TAX EXPENSE	(141,154)	(186,811)	(661,120)	(277,505)

NET INCOME	905,228	3,621,343	3,288,180	9,559,743

OTHER COMPREHENSIVE INCOME
Foreign currency translation	2,434,039	827,820	2,829,455	1,146,420

COMPREHENSIVE INCOME (LOSS)	$3,339,267	$4,449,163	$6,117,635	$10,706,163

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	29,845,122	27,440,878	28,647,746	27,431,851

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	31,166,260	28,578,592	29,990,967	28,786,145

NET INCOME PER SHARE, BASIC	$0.03	$0.13	$0.11	$0.35

NET INCOME PER SHARE, DILUTED	$0.03	$0.13	$0.11	$0.33

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,288,180	$9,559,743
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,470,911	2,317,662
Deferred taxes	(24,219)	58,459
Option and warrant expense	19,053	138,315
Change of derivative instrument’s fair value	(1,961,526)	(7,752,771)
Loss in investment in associated company	27,411	16,819

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(11,844,213)	7,991,676
Inventories	(6,826,372)	(5,214,768)
Other receivables and prepaid expenses	1,701,831	(773,085)
Due from employees	185,624	20,490
Prepayments and prepaid expenses	30,204	(9,321,749)
Marketable equity securities (trading)	-	303,596

Increase (Decrease) In:
Accounts payable	3,484,295	(1,413,790)
Other payables and accrued liabilities	(1,990,887)	(134,299)
Customer deposits	(988,344)	(10,616)
Income tax payable	(26,411)	57,387
Net cash (used in) provided by operating activities	$(12,454,463)	$(4,156,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition	112,551	-
Purchases of plant and equipment	(452,393)	(201,490)
Purchase of construction in progress	(2,091,168)	(93,652)
Issuance of notes receivable	-	(2,733,584)
Repayments of notes receivable	23,123,103	7,260,308
Net cash provided by (used in) investing activities	$20,692,093	$4,231,582

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(20,103,142)	$(8,857,647)
Proceeds from short-term bank loans	14,749,822	14,507,848
Repayments of short-term bank loans	(14,781,440)	(14,507,848)
Proceeds from notes payable	15,160,857	29,473,839
Repayments of notes payable	(5,883,855)	(19,224,884)
Option exercise & other financing	67,403	60,069
Common Stock Issued, net of Cost of Capital	3,740,423	-
Net cash provided by financing activities	(7,049,932)	1,451,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,187,698	1,526,028
Effect of exchange rate changes on cash	497,098	92,029
Cash and cash equivalents at beginning of period	2,294,352	7,754,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,979,148	$9,372,223

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$687,530	$220,119
Interest paid	$1,316,591	$1,232,993
Issuance of Common Stock for Acquisition	$8,616,416	-

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On April 25, The Company completed the acquisition of KO NGA Investment Limited and its’ subsidiaries of K S Asia Limited Group Limited, Yongkang K S Electric Limited and Yongkang Scrou Electric Co. with consideration of 2,354,212 shares of the Company’s common stock. Yongkang Scrou Electric Co. is an operation vehicle of manufacturing various auto generators.

In connection with an internal reorganization, for the purposes of reducing expenses, Kandi Vehicles and Yongkang KS Electric Co., Ltd (“Yongkang KS Electric”), each a wholly-owned subsidiary of the Company, entered into a Share Transfer Agreement, dated June 27, 2012. Pursuant to the terms and conditions of this agreement, Yongkang KS Electric sold, transferred and assigned its entire ownership interest in Yongkang Scrou Electric Co. (“Yongkang Scrou”) to Kandi Vehicles for a transfer price of RMB40,000,000. As a result of this transaction, Yongkang Scrou became a wholly-owned subsidiary of Kandi Vehicles.

In connection with, and in furtherance of, the internal reorganization noted above, the Company and three of its subsidiaries, Kandi Vehicles, Yongkang KS Electric and Yongkang Scrou entered into an Offset Agreement of credits and debts, dated June 29, 2012. Pursuant to the terms and conditions of this agreement, the parties agreed to offset the payables and receivables of RMB40,000,000 involving share/ownership transfer described above. For clarification, Kandi Vehicles is not required to remit payment of the RMB40,000,000 transfer price to Yongkang KS Electric.

On June 29, 2012, the Company entered into a Share Transfer Agreement with a non-affiliated third-party, Mr. Chen Huabin. Pursuant to the terms and conditions of this agreement, the Company sold, transferred and assigned all of its interest in and to certain shell subsidiaries, KO NGA Investment Limited and its subsidiaries, to Mr. Chen Huabin for $1.00. This transaction did not have a material impact on the Company’s operating results or financial position.

The Company’s organization chart as of this reporting date is as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

NOTE 2 – LIQUIDITY

As of June 30, 2012, the Company’s working capital surplus was $23,371,747.

As of June 30, 2012, the Company had credit lines from commercial banks of $41,457,664, of which $31,330,601 was used as of June 30, 2012.

The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

The Company has historically financed itself through short-term commercial bank loans from PRC banks. The terms of these loans are typically for one year, and upon the payment of all outstanding principal and interest on such loans, the banks have typically rolled over these loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and short-term bank loans will be available on normal trade terms if needed.

NOTE 3 – BASIS OF PRESENTATION

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

The financial information included herein for the six month periods ended June 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd (a wholly-owned subsidiary of Kandi Vehicles)

Inter-company accounts and transactions have been eliminated in a consolidation.

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

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
JUNE 30, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value of Financial Instruments

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

  Level 1—defined as observable inputs such as quoted prices in active markets;
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2012 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
				Significant
		Active Markets for	Significant Other	Unobservable
	Carrying value as	Identical Assets	Observable Inputs	Inputs
	of June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,979,148	$3,979,148	-	-
Restricted cash	26,803,826	26,803,826	-	-
Warrants	1,957,885	-	1,957,885	-

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

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of June 30, 2012 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the six months ended June 30, 2012.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on June 30, 2012 and December 31, 2011 represent time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of June 30, 2012, our restricted cash was as set forth on the table below:

Purpose	Amount
Used to secure short-term bank loans (also see Note 14)	$2,373,531
Used to secure note payable (also see Note 15)	13,608,241
Pure time deposits	10,822,054
Total	26,803,826

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2012 and December 31, 2011, the Company has no allowance for doubtful accounts, as per the management's judgment based on their best knowledge.

As of June 30, 2012 and December 31, 2011, the longest credit term used, in connection with certain selected customers was 120 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of June 30, 2012, prepayments included cash paid advances to raw material suppliers and prepaid expenses, such as water and electricity fees.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

(i) Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all of the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

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

(l) Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The seller’s price to the buyer is fixed or determinable; and
  Collectability is reasonably assured.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $1,376,186 and $1,086,540 for the six months ended June 30, 2012 and 2011, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the six months ended June 30, 2012 and 2011, $25,308 and $280,727, respectively, was received from the PRC government for the Company’s contribution to the local economy.

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

	June 30,	December 31,	June 30,
	2012	2011	2011
Period end RMB : USD exchange rate	6.3197	6.3647	6.4640
Average RMB : USD exchange rate	6.3255	6.4735	6.5482

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
JUNE 30, 2012 (UNAUDITED)

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

The stock based compensation expense for the period ended June 30, 2012 was $19,053. Also see Note 17.

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted this ASU beginning January 1, 2012. The adoption of ASU 2011-03 did not have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. We adopted this ASU beginning January 1, 2012.The adoption of ASU 2011-04 did not have a material impact on the Company’s operating results or financial position.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. We adopted this ASU beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s operating results or financial position.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We adopted this ASU beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s operating results or financial position.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and nonprofit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s operating results or financial position.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended June 30, 2012 accounted for the following percentages of total sales and accounts receivable as follows:

		Sales	Accounts Receivable
	Six Months
Major	Ended June 30,	Six Months Ended		December 31,
Customers	2012	June 30, 2011	June 30, 2012	2011
Company A	55%	-	58%	2%
Company B	26%	15%	22%	18%
Company C	11%	11%	18%	56%
Company D	-	-	-	-
Company E	-	2%	-	1%

(b) Suppliers

The Company’s major suppliers for the six months ended June 30, 2012 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
	Six Months
	Ended June 30,	Six Months Ended		December 31,
Major Suppliers	2012	June 30, 2011	June 30, 2012	2011
Company F	48%	77%	4%	1%
Company G	25%	2%	18%	-
Company H	2%	1%	1%	1%
Company I	2%	1%	2%	-
Company J	1%	1%	1%	1%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the six months ended June 30, 2012, there are 1,343,221 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Six months Ended June 30,	2012	2011
Net income (loss)	$3,288,180	$9,559,743
Weighted – average shares of common stock outstanding
Basic	28,647,746	27,431,851
Dilutive shares	1,343,221	1,354,294
Diluted	29,990,967	28,786,145
Basic income per share	$0.11	$0.35
Diluted income per share	$0.11	$0.33

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2012
	(Unaudited)	December 31, 2011
Raw material	$2,305,961	$1,737,211
Work-in-progress	9,552,283	3,898,950
Finished goods	1,696,386	1,110,793
	13,554,630	6,746,954
Less: reserve for slow moving
inventories	-	(72,487)
Inventories, net	$13,554,630	$6,674,467

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30, 2012	December 31,
	(Unaudited)	2011
Notes receivable from unrelated companies:
Due April 7, 2012, interest at 9.6% per annum [1]	$-	$4,713,498
Due September 30, 2012, interest at 9.6% per annum [2]	15,004,641	33,165,745
	15,004,641	37,879,243

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$15,004,641	$37,879,243

Details of Notes receivable from unrelated parties as of December 31, 2011

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	4,713,498	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
2	33,165,745	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

Details of Notes receivable from unrelated parties as of June 30, 2012

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement

2	15,004,641	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

For the six months ended June 30, 2012, the interest income generated from the notes receivable issued to third parties was $1,212,874.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2012
	(Unaudited)	December 31, 2011
Cost of land use rights	$15,688,190	$11,997,512
Less: Accumulated amortization	(1,185,282)	(1,004,743)
Land use rights, net	$14,502,908	$10,992,769

As of June 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,012,970 and $4,057,640, respectively. Also see Note 14.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS (CONTINUED)

As of June 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,926,507and $6,935,129 respectively. Also seeNote19.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of June 30, 2012, ZMEC had guaranteed bank loan of the Company for a total of $12,658,829. In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets for ZMEC’s bank loans. Also see Note 14 and Note 19.

The amortization expense for the six months ended June 30, 2012 and 2011 was $173,226 and $126,977 respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (six months)	$173,226
2013	346,452
2014	346,452
2015	346,452
2016	346,452
Thereafter	12,943,874
Total	$14,502,908

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2012
	(Unaudited)	December 31, 2011
At cost:
Buildings	$14,029,790	$13,698,216
Machinery and equipment	10,367,216	10,138,064
Office equipment	223,736	199,021
Motor vehicles	249,790	246,243
Moulds	15,431,766	15,286,217
	40,302,298	39,567,761
Less : Accumulated depreciation
Buildings	$(2,201,223)	$(1,949,251)
Machinery and equipment	(8,620,113)	(8,032,798)
Office equipment	(150,635)	(131,813)
Motor vehicles	(190,494)	(175,578)
Moulds	(9,855,484)	(8,296,428)
	(21,017,949)	(18,585,868)
Plant and equipment, net	$19,284,349	$20,981,893

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT (CONTINUED)

As of June 30, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for the bank loans was $7,012,941and $7,124,618, respectively.

As of June 30, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for bank loans borrowed by ZMEC, a supplier but unrelated party of the Company was $4,589,755and $4,624,347, respectively. Also see Note 19.

Depreciation expense for six months ended June 30, 2012 and 2011 was $2,300,379 and $2,190,463 respectively.

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,
	2012	December 31,
	(Unaudited)	2011
Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 7.87% per annum, due September 19, 2012, guaranteed by Kandi Investment Group Co.	$791,177	$785,583

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,142,332

Monthly interest only payments at 6.56% per annum, due October 15, 2012, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by Company’s assets. Also see Note 12 and Note 13.	1,582,354	1,571,166

Monthly interest only payments at 6.89% per annum, due December 5, 2012, secured by Company’s asset. Also see Note 12 and Note 13.	791,177	785,583

Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,164,707	-

Loans from Huaxia Bank

Monthly interest only payments at 7.22% per annum, due September 23, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. Also see Note 12 and Note 13.	4,430,590	4,399,265

Loans from China Ever-bright Bank

Interest only payment at 6.71% per annum, due February 15, 2012.	-	3,142,332

Monthly interest only payments at 6.10% per annum, due May 15, 2012, secured by the Company’s time deposit. Also see Note 6.	-	2,121,073

Interest only payment at 7.02% per annum, due June 28, 2012.	3,133,060	-

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,747,061	4,713,498

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,747,061	4,713,498

Monthly interest only payments at 6.71% per annum, due November 25, 2012, secured by the Company’s time deposit. Also see Note 6.	2,136,177	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.71% per annum, due June 26, 2012, secured by the property of Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	-	3,142,332

Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,164,707	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.56% per annum, due December 4, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Zhejiang Taiping Shengshi Industrial Co., Ltd.	4,747,061	4,713,498

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,142,332

Monthly interest only payments at 7.87% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,164,707	-
Total	$36,599,839	$36,372,492

Interest expense for the six month ended June 30, 2012 and 2011 was $1,313,868, and $870,597, respectively.

As of June 30, 2012, the aggregate amount of short-term loans that were guaranteed by various third parties was $30,539,425,

       -        $12,658,829 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank note of $1,265,883 is guaranteed by the Company, and ZMEC’s bank loans of $7,057,297are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $4,589,755, and $6,926,507, respectively. Also see Note 19.

       -        $12,342,358 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,747,061 is guaranteed by the Company. Also see Note 19.

       -        $3,164,707 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $7,911,768are guaranteed by the Company. Also see Note 19.

       -        $4,747,061 is guaranteed by Zhejiang Taiping Shengshi Industrial Co., Ltd. whose bank loans of $3,164,707 is also guaranteed by the Company. Also see Note 19.

       -        $5,221,767 is guaranteed by Kandi Investment Group Co.

       -        $9,494,122 is guaranteed by Nanlong Group Co., Ltd.

       -        $3,164,707 is guaranteed by Yongkang KangBang auto parts Co., Ltd.

This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	June 30,2012	December 31,
	(Unaudited)	2011
Bank acceptance notes:
Due January 19,2012	$-	$149,262
Due March 26, 2012	-	14,140
Due March 26, 2012	-	15,712
Due March 26, 2012	-	37,708
Due March 26, 2012	-	15,712
Due March 26, 2012	-	17,283
Due March 26, 2012	-	15,712
Due March 26, 2012	-	14,140
Due March 26, 2012	-	7,856
Due March 26, 2012	-	6,285
Due March 26, 2012	-	15,712
Due March 26, 2012	-	15,712
Due March 26, 2012	-	7,856
Due March 26, 2012	-	31,423
Due March 26, 2012	-	9,741
Due March 26, 2012	-	9,427
Due March 26, 2012	-	10,998
Due March 26, 2012	-	31,423
Due March 26, 2012	-	51,848
Due March 26, 2012	-	47,135
Due March 26, 2012	-	15,712
Due March 26, 2012	-	4,713
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142
Due March 26, 2012	-	12,569
Due March 26, 2012	-	15,712
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142,332
Due May 10, 2012	-	78,558
Due May 10, 2012	-	157,117
Due May 10, 2012	-	188,540
Due May 10, 2012	-	94,270
Due May 10, 2012	-	31,423
Due June 19, 2012	-	235,675
Due June 19, 2012	-	1,335,491
Due July 12, 2012	3,164,707	-
Due September 14, 2012	2,373,530	-
Due September 20, 2012	3,148,884	-
Due October 16, 2012	1,582,354	-
Due October 18, 2012	949,412	-
Due November 11, 2012	3,955,884	-
Subtotal	$15,174,771	$5,846,623

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE (CONTINUED)

Notes payable to unrelated companies:
Due January 20, 2012 (Interest rate 6.0% per annum)	-	1,000
Subtotal	$-	$1,000

Total	$15,174,771	$5,847,623

The bank acceptance notes do not bear interest; however, these notes are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $7,580 for the first six months ended June 30, 2012.

Restricted cash of $13,608,241 is held as collateral for the following notes payable at June 30, 2012:

Due July 12, 2012	3,164,707
Due September 14, 2012	2,373,530
Due September 20, 2012	3,148,884
Due October 16, 2012	1,582,354
Due October 18, 2012	949,412
Due November 11, 2012	3,955,884
Total	$15,174,771

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

Kandi New Energy and Yongkang Scrou Electric Co., Ltd., are subsidiaries of the Company and their applicable corporate income tax rate is 25%.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2012 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended June 30, 2012 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the six months ended June 30, 2012 and 2011 is summarized as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2012	2011
Current:
Provision for CIT	$661,120	$277,505
Provision for Federal Income Tax		0
Deferred:	-	-
Provision for CIT		0
Income tax expense (benefit)	$661,120	$277,505

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2012 and 2011 (computed by applying the CIT rate of 25%, respectively to income before income taxes) as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2012	2011
Computed "expected" (benefit) expense	$608,465	$302,675
Favorable tax rate	(600,060)	(277,505)
Permanent differences	650,463	165,754
Valuation allowance	2,252	86,581
Income tax expense (benefit)	$661,120	$277,505

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	June 30, 2012	December 31,
	(Unaudited)	2011
Current portion:
Deferred tax assets:
Expense	$2,065	$(11,741)
Subtotal	2,065	(11,741)

Deferred tax liabilities:
Sales cut-off (CIT tax reporting on VAT tax system)	17,242	(44,621)
Other	-	-
Subtotal	17,242	(44,621)

Total deferred tax asset ( liabilities) – current portion	19,307	(56,362)

Non-current portion:
Deferred tax assets:
Depreciation	179,282	226,622
Loss carried forward	9,008	1,351,513
Valuation allowance	(9,008)	(1,351,513)
Subtotal	179,282	226,622

Deferred tax liabilities:
Accumulated other comprehensive gain	(136,642)	(136,624)
Subtotal	(136,642)	(136,624)

Total deferred tax assets – non-current portion	42,640	89,998

Net deferred tax assets	$61,947	$33,636

(b) Tax Benefit (Holiday) Effect

For the six months ended June 30, 2012 and 2011 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the six months ended June 30, 2012 and 2011.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2012 and 2011 are as follows:

	For the Six Months Ended
	June 30
	(Unaudited)
	2012	2011
Tax benefit (holiday) credit	$600,060	$277,505
Basic net income per share effect	$0.02	$0.01

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 17 – STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%. On June 30, 2011, one of the Company’s directors resigned, and his 6,668 unexercised options were forfeited. As of June 30, 2012, options for 946,680 shares have been exercised.

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, 250,000 of these options vested and became exercisable on March 6, 2011, and 100,000 vested and became exercisable on June 6, 2011. These options will expire after ten years. The options are issued under, and are subject to, the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. No required dates of service are specified on the consulting agreement. No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	1,753,320	$0.84
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of June 30, 2012	1,753,320	0.84

The following table summarizes information about stock options outstanding as of June 30, 2012:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
1,653,320	$0.80	6.75	1,653,320	$0.80
100,000	1.50	7.25	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 17 – STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of June 30, 2012, the consultant had cashless exercised the 100,000 warrants with an exercise price of $2.5 per share.

Under a Securities Purchase Agreement, dated as of January 21, 2010, by and among the Company and certain investors thereto, the Company issued a total of $10 million of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock (the “Investor Warrants”), for gross proceeds of $10 million. As of January 21, 2010, at the price of $6.25 per share, the Convertible Notes were convertible into 1,600,000 shares of Common Stock. The Investor Warrants, which are exercisable for a period of three years following the closing date, were initially exercisable for shares of Common Stock at an exercise price of $6.5625 per share. Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent. These warrants have the same terms and conditions as the Investor Warrants issued to the investors.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of June 30, 2012, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of June 30, 2012, the fair value of the Investor Warrants and the warrants issued to the placement agent was $1.06 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of June 30, 2012, the fair value of Second round warrants is $1.13 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of June 30, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,747,061
Zhejiang Shuguang industrial Co., Ltd.	7,911,768
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,164,707
Yongkang Angtai Trade Co., Ltd.	791,177
Total	$16,614,713

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,747,061by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 4, 2011 to December 4, 2012. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2011 and December 8, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shenzhen Development Bank Hangzhou branch and Huaxia Bank Hangzhou branch in the amount of $4,747,061 and $3,164,707 by Zhejiang Shuguang industrial Co., Ltd. (“ZHICL”) for the period from October 9, 2011 to October 9, 2012 and from December 8, 2011 to December 8, 2012 respectively. ZHICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZHICL under the loan contracts if ZHICL fails to perform its obligations as set forth in the loan contracts.

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,164,707 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 4, 2011 to December 4, 2012. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On January 7, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $158,235and $632,942respectively by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

(2) Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,265,883
Total	$1,265,883

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 24, 2010, the Company entered into a guarantee contract to serve as guarantor for the bank note borrowed from Huaxia Bank Hangzhou branch in the amount of $1,265,883by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”) for the period from August 24, 2010 to August 24, 2012. ZMEC is a supplier but not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZMEC under the loan contract if ZMEC fails to perform its obligations as set forth in the loan contract.

(3) Pledged collateral for a third party’s bank loans

As of June 30, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,926,507
Plant and equipment net book value	$4,589,755

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

(b) Pending litigations

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) as well as other parties, Kandi Investment Group and SunL, and they are related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles. Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group is unrelated to the Company or its affiliates.

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

The Company intends to propound discovery on the plaintiffs. The Company and Kandi Vehicles each filed a Motion for Summary Judgment in an attempt to have the cases dismissed by summary judgment. The plaintiffs also filed a Motion for Summary Judgment. All of the Motions for Summary Judgment were argued before the court on July 2, 2012. The judge has not ruled on any of the Motions for Summary Judgment.

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.

(c) Capital Commitment

During the previous year, certain mold manufacturing contracts were executed. As of June 30, 2012, the remaining unpaid balance was $2,705,271; we plan on paying $2,238,477within the next twelve months and the rest in June of 2014.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

NOTE 20 – ACQUISITION OF YONGKANG SCROU ELECTRIC CO

The Company acquired Yongkang Scrou Electric Co on April 25, 2012. The Company issued 2,354,212 shares of its common stock, which was valued at $3.66 per share (market value on the date of acquisition). The total purchase price for the acquisition was approximately $8.6 million which was primarily allocated to working capital, tangible property and equipment, identifiable intangible assets and goodwill. The Company anticipates finalizing our purchase accounting for the acquisition no later than the end of 2012, upon the finalization of appraisals primarily related to fixed assets and intangible assets.

The preliminary purchase price allocation based on qualified independent valuation is as follows:

Working Capital	$3,651,648
Tangible Property	880,942
Identifiable Intangible Property	-
Land use right	3,622,650
Tradename	164,463
Goodwill	437,525
Deferred tax liability created, net	(140,812)
Total Purchase Price	$8,616,416

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2012 and December 31, 2011, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months ended June 30, 2012.

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

Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The seller’s price to the buyer is fixed or determinable; and
  Collectability is reasonably assured.

Results of Operations

Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months			For Six Months
	Ended June 30,	% Of		Ended June 30,	% Of		Change In	Change In
	2012	Revenue		2011	Revenue		Amount	%

REVENUES, NET	$25,416,517	100%		$18,479,208	100%		$6,937,309	37.5%
COST OF GOODS SOLD	(20,287,410)	(79.8%	)	(14,076,060)	(76.2%	)	(6,211,350)	44.1%
GROSS PROFIT	5,129,107	20.2%		4,403,148	23.8%		725,959	16.5%
Research and development	(1,376,186)	(5.4%	)	(1,086,540)	(5.9%	)	(289,646)	26.7%
Selling and distribution expenses	(173,036)	(0.7%	)	(149,615)	(0.8%	)	(23,421)	15.7%
General and administrative expenses	(1,579,670)	(6.2%	)	(1,501,396)	(8.1%	)	(78,274)	5.2%
INCOME FROM OPERATIONS	2,000,215	7.9%		1,665,597	9.0%		334,618	20.1%
Interest income (expense), net	(56,940)	(0.2%	)	(21,804)	(0.1%	)	(35,136)	161.1%
Change in fair value of financial instruments	1,961,526	7.7%		7,752,772	42.0%		(5,791,246)	(74.7%	)
Government grants	25,308	0.1%		280,727	1.5%		(255,419)	(91.1%	)
Investment (loss) income	(27,411)	(0.1%	)	(7,276)	(0.1%	)	(20,135)	276.7%
Other income, net	46,602	0.2%		167,232	0.9%		(120,630)	(72.1%	)
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,949,300	15.5%		9,837,248	53.2%		(5,887,948)	(59.9%	)

INCOME TAX (EXPENSE)	(661,120)	(2.6%	)	(277,505)	(1.5%	)	(383,615)	138.2%

NET (LOSS) INCOME	3,288,180	12.9%		9,559,743	51.7%		(6,271,563)	(65.6%	)

(a) Revenue

For the six months ended June 30, 2012, our revenue increased by 37.5%, from $18,479,208 to $25,416,517 as compared to the six months ended June 30, 2011.

The following table lists the number of vehicles sold, categorized by vehicle types, within the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012		2011
	Unit	Sales	Unit	Sales
ATV	7,078	$2,961,947	2,665	$1,725,754
Super-mini car [1]	639	2,636,852	542	3,407,857
Go-Kart	16,982	15,733,057	11,394	11,153,315
Utility vehicles (“UTVs”)	35	133,382	393	1,220,237
Three wheeled motorcycle	498	683,966	284	681,923
Refitted car	64	1,734,629	11	290,122

Auto generator	28,298	1,532,684	-	-
Total	53,594	25,416,517	15,289	18,479,208

1) include the products called CoCo, EV in the previous filing.

Off-Road Vehicles

During the six months ended June 30, 2012, the market condition for ATV products continued to recover. The Company developed some price competitive products to meet markets demands, which has caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $1,236,193, or 71.6% in the six months ended June 30, 2012 over the comparable period, which was attributable to a 165.6% increase in units sold, from 2,665 units in the first six months of 2011 to 7,078 units in 2012. This increase was partially caused by a 35.4% unit price reduction.

In the first six months of 2012, our Go-Karts experienced a significant increase in revenue of $4.6 million or 41.1% over the same period of last year, which was mainly attributable to a 49.0% increase in unit sales from 11,394 units in the six months ended June 30, 2011 to 16,982 units in 2012. Just as with ATVs, the Company’s successful development of meet-market-demands price competitive products has achieved good results.

The sales of three-wheeled motorcycle (TT) continued the good performance started from the second half of 2011. In the first six months ended June 30, 2012, the sales of TT increased $2,043, or 0.3% from the same period of last year, which was attributable to an increase in unit sales from 284 units to 498 units, with the average unit price dropped 42.8%.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $1,220,237 to $133,382. This 89.1% decrease is mainly due to the 91.1% drop in unit sales in the six months ended June 30, 2012 compared to the same period of 2011. This significant drop is primarily because of the continuing high competition in this UTV market, while the UTV manufactured by the Company is relatively high end and more expensive, which caused the average unit price to increase significantly compared to the same period of last year.

Super-mini-Car Products

For the EV products, the Company has not realized mass unit sales during this reporting period. For the six months ended June 30, 2012, revenues from our Super-mini car decreased by $771,005, or 22.6% from the same period of 2011, which was attributable to an increase in unit sales of 17.9% from 542 units in the first six months of 2011 to 639 units in 2012. For the six months ended June 30, 2012, the average unit price of our super-mini-cars decreased 34.4%, because during this reporting period, the Company adopted the sales mode of charging or exchanging batteries to sell the super-mini-cars without batteries.

Refitted car

For the six months ended June 30, 2012, the Company also refitted other companies’ vehicles to meet special requirements for certain customers. The Company expects this new business to expand the Company’s business scope and stimulate the Company’s development.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou Electric Co. (“Yongkang Scrou”), whose main business is producing various auto generators. From April 25, 2012 to June 30, 2012, a total 28,298 sets of auto generators were sold with sales totaling $1,532,684.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the 6 months ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012		2011
	Sales	Percentage	Sales	Percentage
North America	$3,195,806	13%	$2,184,124	12%
China	21,675,976	85%	15,772,767	85%
Europe & other region	544,735	2%	522,317	3%
Total	$25,416,517	100%	$18,479,208	100%

For the six months ended June 30, 2012, about 85% of our sales in China were to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2012 was $20,287,410, representing an increase of $6,211,350, or 44.1% from the six months ended June 30, 2011, corresponding to the Company’s significant increase of revenue.

(c) Gross profit

Gross profit for the first half of 2012 increased 16.5% to $5,129,107 compared to $4,403,148 at the same period of last year, as a result of increased revenue. However, gross margin decreased to 20.2% compared to 23.8% for the same period of 2011. This was primarily due to the fact that processing techniques for refitted cares are relatively simple; therefore its gross margin is comparatively lower, in addition, Yongkang Scrou’s adjustment to its product structure and disposal of its old products affected the gross margin, all of which reduced the overall gross margin of the Company for this reporting period.

(d) Selling and distribution expenses

Selling and distribution expenses were $173,036 for the six months ended June 30, 2012, as compared to $149,615 for the same period in 2011, representing a 15.7% increase. The significant increase is primarily because of the increase in fees related to exhibition, higher transportation fees and advertising fees.

(e) General and administrative expenses

General and administrative expenses were $1,579,670 for the six months ended June 30, 2012, as compared to $1,501,396 for the same period in 2011, representing a 5.2% increase. For the six months ended June 30, 2012, the general and administrative expenses included $19,053 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, the stock based compensation cost was $138,315. In addition, general and administrative expenses also included $27,808 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this cost was $28,826. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the six months ended June 30, 2012 was $1,532,809, an increase of 14.9% from $1,334,255 for the same period of 2011. This increase was primarily due to the higher product insurance fee, directors and officers liability insurance fee and the increase of employee welfare.

(f) Research and development

Research and development expenses were $1,376,186 for the six months ended June 30, 2012, as compared to $1,086,540 from the same period in 2011, representing a 26.7% increase. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the first six months of 2012, the Company strengthened the research and development for electrical vehicles equipped with lithium battery in order to seek the leading position in EV market. In addition, the Company successfully developed price- competitive Three Wheels with gas-electric hybrid drives to meet the demand of China urban and rural markets.

(g) Government grants

Government grants totaled $25,308 for the six months ended June 30, 2012, representing a 91% decrease over the same period in 2011.

(h) Net interest income (expense)

Net interest expenses was $56,940 for the six months ended June 30, 2012, as compared to $21,804 net interest expense for the same period last year, representing a significant increase. For the six months ended June 30, 2012, the interest expense for convertible notes was $2, and the interest incurred by the amortization of debt discount was $43. While for the same period of last year, the interest expense for the convertible notes was $30, and the interest incurred by the amortization of debt discount was $222. Excluding the effects of interest expense related to convertible notes, the net interest expenses for this reporting period was $ 56,895, improved from net interest expense of $21,552 for the same period of 2011, primarily due to the increase of interest income earned from the note receivables issued to third parties.

(i) Change in fair value of financial instruments

For the six months ended June 30, 2012, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents was $1,961,526, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $7,752,772. This significant decrease was primarily because the stock price was more stable in the first half of 2012 compared to the same period of last year.

(j) Other Income, Net

Net other income was $46,602 for the six months ended June 30, 2012, compared to $167,232 for the same period of last year, a decrease of $120,630 or 72.1%. This decrease was primarily due to a fine in the amount of $89,194 that the Company received in the first six months of 2011 as a result of a contractor not completing a construction project on time. Therefore, there was a lower net other income for the six months ended June 30, 2012 compared to the same period in 2011.

(k) Investment (loss) income

Investment loss was $27,411 for the first six months ended June 30, 2012, compared to $7,276 for the corresponding period in 2011. For the six months ended June 30, 2012, the investment loss was solely the result of our 30% equity interest investment in Jinhua Service, which was $16,819 for the same period of 2011. During the first six months ended June 30, 2011, the $9,543 investment income was from trading securities.

(l) Net income

The operating performance of the Company for the six months ended June 30, 2012 reflected a net income of $3,288,180, a decrease of $6,271,563 or 65.6% from a net income of $9,559,743 for the same period of last year, which was primarily due to changes in the fair value of certain warrants issued to investors and placement agents.

Excluding the effects of option related expenses, which was $19,053 and $138,315 for the six months ended June 30, 2012 and 2011, respectively; stock award expenses of $27,808 and $28,826 for the six months ended June 30, 2012 and 2011, respectively; Convertible Note interest expenses of $2 and $30 for the six months ended June 30, 2012 and 2011, respectively, which was caused by an amortization of discount on the Convertible Notes of $43 and $222 for the six months ended June 30, 2012 and 2011, respectively; a change in the fair value of financial derivatives to $1,961,526 and $7,752,772 for the six months ended June 30, 2012 and 2011, respectively; for the six months ended June 30, 2012, the Company’s net income was $1,373,560, a decrease of 30.4% compared to net income of $1,974,364 for the same period of 2011, excluding the same effects. This decrease was primarily due to a decrease in gross profit. As of June 30, 2012, all of the Convertible Notes have been converted.

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended	% Of		Months Ended	% Of		Change In	Change In
	June 30, 2012	Revenue		June 30, 2011	Revenue		Amount	%

REVENUES, NET	$11,060,976	100%		$10,137,702	100%		$923,274	9.1%
COST OF GOODS SOLD	(9,272,719)	(83.8%	)	(7,795,987)	(76.9%	)	(1,476,732)	18.9%
GROSS PROFIT	1,788,257	16.2%		2,341,715	23.1%		(553,458)	(23.6%	)
		(5.6%	)					7.9%
Research and development	(620,090)			(574,588)	(5.7%	)	(45,502)

Selling and distribution expenses	(79,201)	(0.7%	)	(92,679)	(0.9%	)	13,478	(14.5%	)
General and administrative expenses	(896,050)	(8.1%	)	(827,529)	(8.2%	)	(68,521)	8.3%
INCOME FROM OPERATIONS	192,916	1.7%		846,919	8.4%		(654,003)	(77.2%	)
Interest income (expense), net	(188,542)	(1.7%	)	275,466	2.7%		(464,008)	(168.4%	)
Change in fair value of financial instruments	1,018,576	9.2%		2,367,594	23.4%		(1,349,018)	(57.0%	)
Government grants	25,308	0.2%		273,139	2.7%		(247,831)	(90.7%	)
Investment (loss) income	(14,010)	(0.1%	)	(8,490)	(0.1%	)	(5,520)	65.0%
Other income, net	12,134	0.1%		53,526	0.5%		(41,392)	(77.3%	)
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,046,382	9.5%		3,808,154	37.6%		(2,761,772)	(72.5%	)

INCOME TAX (EXPENSE)	(141,154)	(1.3%	)	(186,811)	(1.8%	)	45,657	(24.4%	)

NET (LOSS) INCOME	905,228	8.2%		3,621,343	35.7%		(2,716,115)	(75.0%	)

(a) Revenue

For the three months ended June 30, 2012, our revenues increased 9.1% from $10,137,702 to $11,060,976 as compared to the three months ended June 30, 2011.

The following table lists the number of vehicles sold, categorized by vehicle types, for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30
	2012		2011
	Unit	Sales	Unit	Sales
ATV	1,954	$961,647	1,045	$311,238
Super-mini car [1]	343	1,450,935	333	2,375,094
Go-Kart	4,001	6,093,381	6,028	6,205,124
Utility vehicles (“UTVs”)	15	58,949	160	729,992
Three wheeled motorcycle (“TT”)	250	181,611	93	226,132
Refitted car	29	781,769	11	290,122
Auto generator	28,298	1,532,684	-	-
Total	34,890	11,060,976	7,670	10,137,702

1) include the products called CoCo, EV and mini-car in the previous filing.

Off-Road Vehicles

During the three months ended June 30, 2012, the market condition for our ATV products continued to recover. The Company developed some price competitive products to meet markets demands that caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $650,409, or 209.0% in the three months ended June 30, 2012, compared to the comparable period in 2011, which was attributable to a 87.0% increase from 1,045 units in the first three months of 2011 to 1,954 units in 2012. This increase was partially caused by a 65.2% unit price increase.

During the three months ended June 30, 2012, our Go-Karts experienced a slight decrease in revenue of $111,743 or 1.8% compared to the same period in 2011, which was attributable to a 33.6% decrease in unit sales from 6,028 units in the three months ended June 30, 2011 to 4,001 units in 2012. Just as with ATVs, the Company’s successful development of price competitive products that meet market demands achieved good results.

In the three months ended June 30, 2012, sales of our TT decreased $44,521, or 19.7% compared to the same period of last year, despite an increase in unit sales from 93 units to 250 units. This decrease was primarily caused by a 70.1%. decrease in unit price. The unit price decreased because the Company developed price-competitive, gas-electric hybrid driven three wheeled motorcycles to meet the growing demand of such units in the Chinese urban and rural markets.

UTVs experienced a significant decrease in revenues from $729,992 to $58,949. This 91.9% decrease was mainly due to a 90.6% drop in unit sales in the three months ended June 30, 2012 compared to the same period of 2011. This significant drop was primarily due to continuing high competition in the UTV market. The UTVs manufactured by the Company are relatively high end and more expensive, which caused the average unit price to increase significantly compared to the same period of last year.

Super-mini-Car Products

In the three months ended June 30, 2012, the Company did not realized mass unit sales of our EV products. For the three months ended June 30, 2012, revenues from our super-mini cars decreased slightly by $924,159, or 38.9% compared to the same period of 2011, despite an increase in unit sales of 3.0% from 333 units in the second quarter of 2011 to 343 units in 2012. For the three months ended June 30, 2012, the average unit price of our super-mini-cars decreased 40.7%, because some of the super-mini-cars sold by the Company during this reporting period were sold without batteries.

Refitted car

For the three months ended June 30, 2012, the Company also refitted other companies’ vehicles to meet special requirements for certain customers. The Company expects this new business to expand our current business scope and stimulate our development.

Auto generator

On April 25, 2012, as reported on Form 8-Ks filed on February 17, 2012 and May 2, 2012, the Company via its acquisition of KO NGA Investment Limited acquired Yongkang Scrou, whose main business is producing various auto generators. From April 25, 2012 to June 30, 2012, a total of 28,298 sets of auto generators were sold, with the sales of $1,532,684.

The following table shows a breakdown of the Company’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended June 30, 2012 and 2011:

	Three Months Ended June 30
	2012		2011
	Sales	Percentage	Sales	Percentage
North America	$1,556,430	14%	$1,124,591	11%
China	9,223,045	83%	8,737,943	86%
Europe & other region	281,501	3%	275,168	3%
Total	$11,060,976	100%	$10,137,702	100%

For the three months ended June 30, 2012, about 90% of our sales in China were sales to Chinese export agents, who resold the Company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2012 was $9,272,719, representing an increase of $1,476,732, or 18.9% from the three months ended June 30, 2011, corresponding to the Company’s significant increase of revenue.

(c) Gross profit

Gross profit for the second quarter of 2012 decreased 23.6% to $1,788,257 compared to $2,341,715 at the same period of last year, as a result of increased cost of goods sold. However, the gross margin has decreased to 16.2% compared to 23.1% for the same period of 2011. This is primarily due to the fact that processing techniques for refitted cares are relatively simple; therefore the gross margin is comparatively lower. In addition, Yongkang Scrou’s adjustment to its product structure and disposal on its old products affected our gross margin, all of which reduced the overall gross margin of the Company for this reporting period.

(d) Selling and distribution expenses

Selling and distribution expenses were $79,201 for the three months ended June 30, 2012, compared to $92,679 for the same period in 2011, representing a 14.5% decrease. This decrease is primarily because the Company has paid most of fees related to exhibition, transportation and advertising in the first three months of 2012 , as such, the three months from April to June 2012 witnessed the reduced expenses.

(e) General and administrative expenses

General and administrative expenses were $896,050 for the three months ended June 30, 2012, as compared to $827,529 for the same period in 2011, representing a 8.3% increase. For the three months ended June 30, 2012, the general and administrative expenses included $0 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $52,358. In addition, general and administrative expenses also included $14,075 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this cost was $11,034. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the three months ended June 30, 2012 was $881,975, an increase of 15.4% from $764,137 for the same period of 2011. This increase was primarily due to the higher product insurance fees, directors and officers liability insurance fees, and an increase in employee welfare related fees.

(f) Research and development

Research and development expenses were $620,090 for the three months ended June 30, 2012, as compared to $574,588 for the same period in 2011, representing a 7.9% increase. This increase was primarily due to additional research and development efforts on new products and quality improvements on existing products. In the second quarter of 2012, the Company increased the amount of money it spent on research and development for electrical vehicles equipped with lithium battery in hopes of obtaining a leading position in the EV market.

(g) Government grants

Government grants totaled $25,308 for the three months ended June 30, 2012, representing a 90.7% decrease over the same period in 2011.

(h) Net interest income (expense)

Net interest expenses was $188,542 for the three months ended June 30, 2012, as compared to $275,466 net interest income for the same period last year, representing a significant increase. For the three months ended June 30, 2012, the interest expense for convertible notes was $0, and the interest incurred by the amortization of debt discount was $0. While for the same period of last year, the interest expense for the convertible notes was $15, and the interest incurred by the amortization of debt discount was $130 since only $1,000 convertible notes were outstanding at June 30, 2011. Excluding the effects of interest expense related to convertible notes, the net interest expenses for this reporting period was $188,542, a significant change from net interest income of $275,611 for the same period of 2011, primarily due to the decrease of interest income earned from the note receivables issued to third parties.

(i) Change in fair value of financial instruments

For the three months ended June 30, 2012, the interest income, which was caused by the changes of fair value of warrants issued to investors and placement agents was $1,018,576, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $2,367,594. This significant decrease was primarily because the stock price was more stable in the first half of 2012 compared to the same period of last year.

(j) Other Income, Net

Net other income was $12,134 for the three months ended June 30, 2012, compared to $53,526 for the same period of last year, a decrease of $41,392 or 77.3%. This decrease is primarily because there was a write off of other payables in the first three months of 2011.

(k) Investment (loss) income

Investment loss was $14,010 for the first three months ended June 30, 2012, compared to $8,490 for the corresponding period in 2011. For the three months ended June 30, 2012, the investment loss was purely a result of our 30% equity interest investment in Jinhua Service, which was $16,819 for the same period of 2011. During the first three months ended June 30, 2011, the $8,329 investment income was from trading securities.

(l) Net income

The operating performance of the Company for the three months ended June 30, 2012 reflected a net income of $905,228, a decrease of $2,716,115 or 75.0% from a net income of $3,621,343 for the same period of last year, which was primarily due to changes in the fair value of warrants issued to certain investors and placement agents.

Excluding the effects of option related expenses, which was $0 and $52,358 for the three months ended June 30, 2012 and 2011, respectively; the stock award expense, which was $14,075 and $11,034 for the three months ended June 30, 2012 and 2011, respectively; the Convertible Note’s interest expense, which was $0 and $15 for the three months ended June 30, 2012 and 2011, respectively; the effect caused by an amortization of discount on Convertible Notes, which was $0 and $130 for the three months ended June 30, 2012 and 2011, respectively; and a change in the fair value of certain financial derivatives, which was $1,018,576 and $2,367,594 for the three months ended June 30, 2012 and 2011, respectively; for the three months ended June 30, 2012, the Company’s net loss was $99,273, a decrease of 107.5% compared to net income of $1,317,286 for the same period of 2011 excluding the same effects. This decrease was primarily due to a decrease in gross profit and a decrease of interest from notes receivable. As of June 30, 2012, all of the Convertible Notes have been converted.

Financial Condition Liquidity and Capital Resources Working Capital

The Company had a working capital surplus of $23,371,747as of June 30, 2012, comparable to a working capital surplus of $23,012,284 as of June 30, 2011.

As of June 30, 2012, the Company had credit lines from commercial banks for $41,457,664, of which $31,330,601 was used as of June 30, 2012. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2012 are as follows:

Six Months Ended June
30, 2012
Capital requirements	(In thousands)
Purchase of plant and equipment	452
Purchase of Construction in progress	2,091
Repayments of short-term bank loans	14,781
Repayments of notes payable	5,884
Increase in restricted cash	20,103
Internal cash used in operations	12,454
Total capital requirements	$55,765

Capital provided
Proceeds from short-term bank loan	14,750
Proceeds from notes payable	15,160
Repayments of notes receivable	23,123
Other financing activities	67
Common Stock Issued, net of Cost of Capital	3,740
Total capital provided	$56,840

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rage changes over the past six months.

Cash Flow

Net cash flow used in operating activities was ($12,454,463) for the six months ended June 30, 2012, as compared to net cash flow used in operating activities of ($4,156,931) in the same period in 2011. The significant change of net cash flow used in operating activities was mainly due to the large amount of cash outflow caused by accounts receivable performance describe below in this paragraph and the lesser amount of cash inflow caused by prepayments and prepaid expenses. The account of accounts receivable has changed to cash outflow of ($11,844,213) in the six months ended 2012 from cash inflow $7,991,676 for the same period of last year. The account of prepayments and prepaid expenses has changed to cash inflow of $30,204 in the six months ended 2012 from cash outflow of ($9,321,749) for the same period of last year, which is mainly because of the sluggish collection of the 2nd quarter’s receivables as well as the rising monthly sales in the 2nd quarter 2012, all of these resulted in the reduction of cash inflow.

Net cash flow provided by investing activities was $20,692,093 for the six months ended June 30, 2012 as compared to net cash flow provided by investing activities of $ 4,231,582 for the same reporting period in 2011. For the six months ended June 30, 2012, the Company recorded a net cash inflow of $23,123,103 in notes receivable, due to the $23,123,103 repayment of notes receivable and no issuance of notes receivable. While for the same period of last year, the Company issued ($2,733,584) in notes receivable and collected $7,260,308 in repayment of note receivables, which caused a net cash inflow of $4,526,724 from notes receivable.

Net cash flow used in financing activities was ($7,049,932) for the six months ended June 30, 2012, as compared to net cash flow provided by financing activities of $1,451,377 for the six months ended June 30, 2011. Cash flow used in financing activities in this six months is primarily due to the changes in restricted cash, which caused a cash outflow of ($20,103,142). While for the same period of last year, the Company recorded a net cash inflow from notes payable of $ 10,248,955, although offset by the cash outflow of ($8,857,647) for the restricted cash.

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 19 for additional information relating to the following off-balance sheet arrangements.

(a) Guarantees and Pledged collateral for third party bank loans

As of June 30, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,747,061
Zhejiang Shuguang industrial Co., Ltd.	7,911,768
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,164,707
Yongkang Angtai Trade Co., Ltd.	791,177
Total	$16,614,713

(2) Guarantees for Bank notes:

Guarantee provided to	Amount
Zhejiang Mengdeli Electric Co., Ltd.	$1,265,883
Total	$1,265,883

(3) Pledged collateral for a third party’s bank loans

As of June 30, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,926,507
Plant and equipment net book value	$4,589,755

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

Recent Activities:

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

On May 13, 2012, commissioned by the Company, the Enterprise Institute of the Development Research Center of the State Council organized and held a project seminar in Beijing. Attendees at the seminar included department leaders from the National Development and Reform Commission (“NDRC”), Ministry of Industry and Information Technology, Ministry of Finance, Ministry of Science and Technology as well as more than 30 academicians , experts, scholars from the Chinese Academy of Engineering (“CAE”), the China Society Of Automotive Engineers (“SAE”), The China Automotive Technology & Research Centre (“CATARC”), National Grid, Tsinghua University and Zhejiang University. At the seminar, the presenters had a serious discussion on “ China’s Innovative Exploration of an EV Business Model and Corresponding Policies” and “The Feasibility Study of a Public Transportation Project of 100,000 Self driving Rental EVs in Five Years in Hangzhou City.” The attendees and presenters agreed that innovative exploration of an EV business model is a significant way to promote the development of EV industry. The self driving rental EV project in Hangzhou is serving as a new public transportation model. With its innovation and feasibility, the implementation of this project will lead to substantial improvements in environmental contamination, traffic jams, parking and a crisis of petroleum resources. Further, this project will promote a faster development of the EV industry, since it corresponds with national and industry’s development strategies of creating successful cases for Zhejiang EVs and taking the lead in achieving large-scale operation. The Company believes this may have far-reaching effects on the new energy vehicles industry in China and perhaps even all over the world.

On July 10, 2012, the Company signed a cooperative letter of intent (“LOI”) with China Aviation Lithium Battery (Luoyang) Co., Ltd. in Beijing to promote 20,000 pure electrical vehicles in Hangzhou.

On July 13, 2012, the Company signed a framework agreement with the government of Weifang Binhai Economic Development Zone in Wei Fang City of Shandong Province to produce key components and parts for 100,000 electrical vehicles annually.

On August 10, 2012, the Company participated in the 2012 China International Green Vehicle Industry Expo being held in Hangzhou , and showcased for the first time the smart charging stations and vertical parking system for pure EVs, with functions of charging and exchanging batteries, jointly developed by the Company and Zhejiang Leimeng Machinery and Equipment Co., Ltd..

On August 10, 2012, the Company executed a cooperation framework agreement with Zhejiang Guoxin Car Rental Co., Ltd in Hangzhou to promote the public transportation project of self-driving EV rentals in Hangzhou.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are two lawsuits currently pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) as well as other parties, Kandi Investment Group and SunL, and they are related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles. Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group is unrelated to the Company or its affiliates.

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

The Company intends to propound discovery on the plaintiffs. The Company and Kandi Vehicles each filed a Motion for Summary Judgment in an attempt to have the cases dismissed by summary judgment. The plaintiffs also filed a Motion for Summary Judgment. All of the Motions for Summary Judgment were argued before the court on July 2, 2012. The judge has not ruled on any of the Motions for Summary Judgment.

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident.

Item 1A. Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2011. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider the risk factor set forth below and all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Risks Related to Our Business Operations

The audit report included in our annual report, which is incorporated by reference herein, is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board (“PCAOB”) and, as such, you do not have the benefit of such inspection.

Our independent registered public accounting firm, Albert Wong & Co., issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB; our auditors are required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors perform audit work in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of PRC authorities, our auditor, like other independent registered public accounting firms located in Hong Kong that perform work in the PRC, is not currently inspected by the PCAOB. Inspections of other firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of auditors operating in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to PCAOB inspections, which may cause investors to lose confidence in our reported financial information and procedures and the quality of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on Form 8-Ks filed with the SEC on February 17, 2012 and May 2, 2012, in connection with a Share Exchange Agreement, the Company, on April 25, 2012, issued, in an exempt private placement, a total of 2,354,212 shares of the Company’s common stock in reliance on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

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

___________________

*Filed herewith

**Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.

Date: August 14, 2012	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)