Form 10-Q
period 2012-09-30
Kandi Technologies Corp
filed 2012-11-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

As of November 7, 2012 the registrant had issued and outstanding 29,941,134 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,546,006	$2,294,352
Restricted cash	19,895,444	6,634,989
Accounts receivable	26,921,141	12,932,776
Inventories (net of reserve for slow moving inventory of $0 and $72,487 as of September 30, 2012 and December 31, 2011 respectively)	14,385,086	6,674,467
Notes receivable	15,980,324	37,879,243
Other receivables	1,056,257	2,438,917
Prepayments and prepaid expenses	92,349	185,037
Due from employees	57,624	79,857
Advances to suppliers	4,105,847	852,638
Total Current Assets	84,040,078	69,972,276

LONG-TERM ASSETS
Plant and equipment, net	18,124,202	20,981,893
Land use rights, net	14,383,669	10,992,769
Intangible assets	723,003	-
Construction in progress	12,214,227	10,007,601
Deferred taxes	35,025	89,998
Investment in associated companies	184,701	229,213
Goodwill	437,525	-
Total Long-Term Assets	46,102,352	42,301,474

TOTAL ASSETS	$130,142,430	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	September
	30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$10,968,071	$5,061,069
Other payables and accrued expenses	1,182,349	3,137,983
Short-term bank loans	34,970,003	36,372,492
Customer deposits	131,557	1,025,357
Notes payable, net of discount of $0 and $71 as of September 30, 2012 and December 31, 2011 respectively	9,630,565	5,847,552
Income tax payable	181,766	153,730
Due to employees	160,547	9,455
Due to related party	841,251	841,251
Deferred taxes	70,522	56,362
Financial derivative - liability	-	213
Total Current Liabilities	58,136,631	52,505,464

LONG-TERM LIABILITIES
Financial derivatives - liability	2,621,557	3,919,411
Total Long-Term Liabilities	2,621,557	3,919,411

TOTAL LIABILITIES	60,758,188	56,424,875

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,941,134and 27,445,600 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29,941	27,446
Additional paid-in capital	38,614,210	31,533,378
Retained earnings (the restricted portion is $1,940,832 at September 30, 2012 and December 31, 2011)	23,093,029	19,210,330
Accumulated other comprehensive income	7,647,062	5,077,721
TOTAL STOCKHOLDERS’ EQUITY	69,384,242	55,848,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,142,430	$112,273,750

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
REVENUES, NET	$12,765,694	$10,310,558	$38,182,211 $	28,789,766

COST OF GOODS SOLD	(9,541,687)	(7,984,828)	(29,829,097)	(22,060,888)

GROSS PROFIT	3,224,007	2,325,730	8,353,114	6,728,878
Research and development	(630,083)	(608,463)	(2,006,269)	(1,695,003)
Selling and marketing	(158,714)	(85,239)	(331,750)	(234,854)
General and administrative	(940,930)	(1,067,021)	(2,520,600)	(2,568,417)

INCOME FROM CONTINUING OPERATIONS	1,494,280	565,007	3,494,495	2,230,604
Interest income (expense), net	(76,866)	117,353	(133,806)	95,549
Change in fair value of financial instruments	(882,731)	(271,780)	1,078,795	7,480,992
Government grants	20,634	9,235	45,942	289,962
Investment (loss) income	(18,259)	(12,905)	(45,670)	(20,181)
Other income, net	239,203	95,067	285,805	262,299

INCOME (LOSS) BEFORE INCOME TAXES	776,261	501,977	4,725,561	10,339,225

INCOME TAX EXPENSE	(181,743)	(117,119)	(842,863)	(394,624)

NET INCOME	594,518	384,858	3,882,698	9,944,601

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(260,114)	377,991	2,569,341	1,524,411

COMPREHENSIVE INCOME (LOSS)	$334,404	$762,849	$6,452,039	$11,469,012

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	29,909,130	27,445,600	29,068,208	27,436,434

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	31,464,257	28,617,870	30,413,267	28,740,204

NET INCOME PER SHARE, BASIC	$0.02	$0.01	$0.13	$0.36

NET INCOME PER SHARE, DILUTED	$0.02	$0.01	$0.13	$0.35

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,882,698	$9,944,601
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,694,917	3,501,765
Deferred taxes	72,004	236,939
Option and warrant expense	19,053	195,474
Change of derivative instrument’s fair value	(1,297,854)	(7,480,992)
Loss in investment in associated company	45,670	29,786

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(13,939,987)	8,118,796
Inventories	(7,686,157)	(2,554,537)
Other receivables and prepaid expenses	1,395,899	(880,750)
Due from employees	173,844	10,376
Prepayments and prepaid expenses	(3,158,733)	(3,290,026)
Marketable equity securities (trading)	-	305,564

Increase (Decrease) In:
Accounts payable	5,888,514	(1,431,210)
Other payables and accrued liabilities	(1,957,184)	(156,970)
Customer deposits	(899,693)	(24,783)

Income tax payable	27,318	(14,090)
Net cash (used in) provided by operating activities	$(13,739,691)	$6,509,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in Acquisition	112,551	-
Purchases of plant and equipment	(472,696)	(240,954)
Purchase of construction in progress	(2,160,338)	(6,019,101)
Issuance of notes receivable	(1,010,596)	(2,751,302)
Repayments of notes receivable	23,115,794	7,810,463

Net cash provided by (used in) investing activities	$19,584,715	$(1,200,894)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(13,241,885)	$(8,255,977)
Proceeds from short-term bank loans	31,023,311	25,607,093
Repayments of short-term bank loans	(32,603,714)	(22,748,197)
Proceeds from notes payable	18,316,871	33,309,509
Repayments of notes payable	(14,558,408)	(39,023,610)
Option exercise & other financing	116,903	65,544
Common Stock Issued, net of Cost of Capital	3,741,790	-
Warrant exercise	219,059

Net cash provided by financing activities	(6,986,073)	(11,045,638)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,141,049)	(5,736,589)
Effect of exchange rate changes on cash	392,703	(136,100)
Cash and cash equivalents at beginning of period	2,294,352	7,754,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,546,006	$1,881,477

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$688,668	$408,714
Interest paid	$2,062,306	$1,776,835
Issuance of Common Stock for Acquisition	$8,616,416	-

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

NOTE 2 – LIQUIDITY

As of September 30, 2012, the Company’s working capital surplus was $ 25,903,447.

As of September 30, 2012, the Company had credit lines from commercial banks of $ 41,364,067, of which $ 29,681,086 was used as of September 30, 2012.

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

The financial information included herein for the nine months period ended September 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the nine months period ended September 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd(a wholly-owned subsidiary of Kandi Vehicles)

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2012 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
				Significant
	Carrying value as	Active Markets for	Significant Other	Unobservable
	of September 30,	Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,546,006	$1,546,006	-	-
Restricted cash	19,895,444	19,895,444	-	-
Warrants	2,621,557	-	2,621,557	-

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

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of September 30, 2012 and determined that there are no significant assets to be tested for recoverability under ASC 360 and as such, no fair value measurements related to non-financial assets have been made during the nine months ended September 30, 2012.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on September 30, 2012 and December 31, 2011 represent time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of September 30, 2012, our restricted cash was as set forth on the table below:

Purpose	Amount
Used to secure short-term bank loans (also see Note 14)	$2,368,172
Used to secure note payable (also see Note 15)	8,051,784
Pure time deposits	9,475,488
Total	19,895,444

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2012 and December 31, 2011, the Company has no allowance for doubtful accounts, as per the management's judgment based on their best knowledge.

As of September 30, 2012 and December 31, 2011, the longest credit term used, in connection with certain selected customers was 120 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of September 30, 2012, prepayments included cash paid advances to raw material suppliers and prepaid expenses, such as water and electricity fees.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products are expensed as incurred. Research and development expenses were $ 2,006,269 and $ 1,695,003 for the nine months ended September 30, 2012 and 2011, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

For the nine months ended September 30, 2012 and 2011, $ 45,942 and $ 289,962, respectively, was received from the PRC government for the Company’s contribution to the local economy.

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

	September 30,	December 31,	September
	2012	2011	30, 2011
Period end RMB : USD exchange rate	6.3340	6.3647	6.4018
Average RMB : USD exchange rate	6.3275	6.4735	6.5060

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

The stock based compensation expense for the period ended September 30, 2012 was $19,053. Also see Note 17.

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. We adopted this ASU beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s operating results or financial position; however, the adoption of ASU 2011-05 did affect the manner in which we present comprehensive income.

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

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the period ended September 30, 2012 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
	Nine Months
	Ended	Nine Months
Major	September 30,	Ended September	September 30,	December 31,
Customers	2012	30, 2011	2012	2011
Company A	47%	7%	57%	2%
Company B	17%	16%	15%	19%
Company C	15%	19%	9%	56%
Company D	8%	-	11%	-
Company E	-	-	-	1%

(b) Suppliers

The Company’s major suppliers for the nine months ended September 30, 2012 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
	Nine Months
	Ended	Nine Months
	September 30,	Ended September	September 30,	December 31,
Major Suppliers	2012	30, 2011	2012	2011
Company F	46%	66%	-	1%
Company G	24%	-	39%	-
Company H	2%	-	1%	1%
Company I	2%	-	2%	-
Company J	1%	-	-	1%

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the nine months ended September 30, 2012, there are 1,345,059 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Nine months Ended September 30,	2012	2011
Net income (loss)	$3,882,698	$9,944,601
Weighted – average shares of common stock outstanding
Basic	29,068,208	27,436,434
Dilutive shares	1,345,059	1,303,770
Diluted	30,413,267	28,740,204
Basic income per share	$0.13	$0.36
Diluted income per share	$0.13	$0.35

Also see Note 17.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2012
	(Unaudited)	December 31, 2011
Raw material	$2,737,874	$1,737,211
Work-in-progress	10,560,603	3,898,950
Finished goods	1,086,609	1,110,793
	14,385,086	6,746,954
Less: reserve for slow moving inventories	-	(72,487)
Inventories, net	$14,385,086	$6,674,467

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September 30,
	2012	December 31,
	(Unaudited)	2011
Notes receivable from unrelated companies:
Due April 7, 2012, interest at 9.6% per annum [1]	$-	$4,713,498
Due September 30, 2012, interest at 9.6% per annum [2]	-	33,165,745
Due September 30, 2013, interest at 9.6% per annum [3]	15,980,324	-
	15,980,324	37,879,243

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$15,980,324	$37,879,243

Details of Notes receivable from unrelated parties as of December 31, 2011

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	4,713,498	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
2	33,165,745	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Repaid in cash

Details of Notes receivable from unrelated parties as of September 30, 2012

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
3	15,980,324	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

For the nine months ended September 30, 2012, the interest income generated from the notes receivable issued to third parties was $1,731,361.

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30,
	2012
	(Unaudited)	December 31, 2011
Cost of land use rights	$15,652,771	$11,997,512
Less: Accumulated amortization	(1,269,102)	(1,004,743)
Land use rights, net	$14,383,669	$10,992,769

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

As of September 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,004,842 and $4,057,640, respectively. Also see Note 14.

As of September 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company was $6,844,301and $6,935,129 respectively. Also seeNote19.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of September 30, 2012, ZMEC had guaranteed bank loans of the Company for a total of $12,630,250 In exchange, the Company provided guarantee for bank loans being borrowed by ZMEC and allowing ZMEC to pledge the Company’s assets for ZMEC’s bank loans. Also see Note 14 and Note 19.

The amortization expense for the nine months ended September 30, 2012 and 2011 was $259,756 and $191,700 respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (three months)	$86,586
2013	346,342
2014	346,342
2015	346,342
2016	346,342
Thereafter	12,911,715
Total	$14,383,669

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2012
	(Unaudited)	December 31, 2011
At cost:
Buildings	$13,998,116	$13,698,216
Machinery and equipment	10,354,401	10,138,064
Office equipment	226,826	199,021
Motor vehicles	249,226	246,243
Moulds	15,403,171	15,286,217
	40,231,740	39,567,761
Less : Accumulated depreciation
Buildings	$(2,314,449)	$(1,949,251)
Machinery and equipment	(8,864,694)	(8,032,798)
Office equipment	(156,826)	(131,813)
Motor vehicles	(195,134)	(175,578)
Moulds	(10,576,435)	(8,296,428)
	(22,107,538)	(18,585,868)
Plant and equipment, net	$18,124,202	$20,981,893

As of September 30, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for the bank loans was $6,925,378 and $7,124,618, respectively.

As of September 30, 2012 and December 31, 2011, the net book value of plant and equipment pledged as collateral for bank loans borrowed by ZMEC, a supplier but unrelated party of the Company was $4,536,418and $4,624,347, respectively. Also see Note 19.

Depreciation expense for nine months ended September 30, 2012 and 2011 was $3,435,118 and $3,309,659 respectively.

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)
	September 30,
	2012	December 31,
	(Unaudited)	2011
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 7.87% per annum, due September 19, 2012, guaranteed by Kandi Investment Group Co.	$-	$785,583
Monthly interest only payments at 7.00% per annum, due December 24, 2012, guaranteed by Nanlong Group Co., Ltd.	$473,634	$-

Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,142,332
Monthly interest only payments at 6.56% per annum, due October 15, 2012, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by Company’s assets. Also see Note 12 and Note 13.	1,578,781	1,571,166

Monthly interest only payments at 6.89% per annum, due December 5, 2012, secured by Company’s asset. Also see Note 12 and Note 13.	789,391	785,583

Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,157,562	-

Loans from Huaxia Bank

Monthly interest only payments at 7.22% per annum, due September 23, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. Also see Note 12 and Note 13.	-	4,399,265

Loans from China Ever-bright Bank

Interest only payment at 6.71% per annum, due February 15, 2012.	-	3,142,332

Monthly interest only payments at 6.10% per annum, due May 15, 2012, secured by the Company’s time deposit. Also see Note 6.	-	2,121,073

Interest only payment at 7.02% per annum, due June 28, 2012.	-	-

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	-	4,713,498

Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	-	4,713,498

Monthly interest only payments at 6.71% per annum, due November 25, 2012, secured by the Company’s time deposit. Also see Note 6.	2,131,355	-

Interest only payment at 6.73% per annum, due November 26, 2012.	3,157,562	-

Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,736,344	-

Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,736,344	-

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30,
	2012	December 31,
	(Unaudited)	2011
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.71% per annum, due June 26, 2012, secured by the property of Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	-	3,142,332

Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,157,562	-

Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,157,562	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.56% per annum, due December 4, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Zhejiang Taiping Shengshi Industrial Co., Ltd.	4,736,344	4,713,498

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,142,332

Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,157,562	-
Total	$34,970,003	$36,372,492

Interest expense for the nine month ended September 30, 2012 and 2011 was $1,986,618, and $1,416,698, respectively.

As of September 30, 2012, the aggregate amount of short-term loans that were guaranteed by various third parties was $28,891,695,

- $12,630,250 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank loans of $4,357,436 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $4,536,418, and $6,844,301, respectively. Also see Note 19.

- $12,630,250 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,736,344 are guaranteed by the Company. Also see Note 19.

- $3,157,562 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $7,893,906 are guaranteed by the Company. Also see Note 19.

- $4,736,344 is guaranteed by Zhejiang Taiping Shengshi Industrial Co., Ltd. whose bank loans of $3,157,562 are also guaranteed by the Company. Also see Note 19.

- $9,946,322 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $ 3,157,562 are also guaranteed by the Company. Also see Note 19.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

- $6,315,124 is guaranteed by Yongkang KangBang auto parts Co., Ltd.

This is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	September
	30,2012	December 31,
	(Unaudited)	2011
Bank acceptance notes:
Due January 19,2012	$-	$149,262
Due March 26, 2012	-	14,140
Due March 26, 2012	-	15,712
Due March 26, 2012	-	37,708
Due March 26, 2012	-	15,712
Due March 26, 2012	-	17,283
Due March 26, 2012	-	15,712
Due March 26, 2012	-	14,140
Due March 26, 2012	-	7,856
Due March 26, 2012	-	6,285
Due March 26, 2012	-	15,712
Due March 26, 2012	-	15,712
Due March 26, 2012	-	7,856
Due March 26, 2012	-	31,423
Due March 26, 2012	-	9,741
Due March 26, 2012	-	9,427
Due March 26, 2012	-	10,998
Due March 26, 2012	-	31,423
Due March 26, 2012	-	51,848
Due March 26, 2012	-	47,135
Due March 26, 2012	-	15,712
Due March 26, 2012	-	4,713
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142
Due March 26, 2012	-	12,569
Due March 26, 2012	-	15,712
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142,332
Due May 10, 2012	-	78,558
Due May 10, 2012	-	157,117
Due May 10, 2012	-	188,540
Due May 10, 2012	-	94,270
Due May 10, 2012	-	31,423
Due June 19, 2012	-	235,675
Due June 19, 2012	-	1,335,491
Due October 16, 2012	1,578,781	-
Due October 18, 2012	947,269	-
Due November 11, 2012	3,946,953	-
Due March 26, 2013	1,578,781	-
Due March 26, 2013	1,578,781	-
Subtotal	$9,630,565	$5,846,623

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 15 – NOTES PAYABLE (CONTINUED)

Notes payable to unrelated companies:
Due January 20, 2012 (Interest rate 6.0% per annum)	-	1,000
Subtotal	$-	$1,000

Total	$9,630,565	$5,847,623

The bank acceptance notes do not bear interest; however, these notes are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $ 9,158 for the nine months ended September 30, 2012.

Restricted cash of $ 7,341,332 is held as collateral for the following notes payable at September 30, 2012:

Due October 16, 2012	1,578,781
Due October 18, 2012	947,269
Due November 11, 2012	3,946,953
Due March 26, 2013	1,578,781
Due March 26, 2013	1,578,781
Total	$9,630,565

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 16 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

Prior to January 1, 2008, the CIT rate applicable to the Company was 33%. Kandi’s first profitable tax year for income tax purposes as a foreign-invested company was 2007. As a foreign-invested company, the income tax rate of Kandi was entitled to a 50% tax holiday based on 25% for years 2009 through 2011. During the transition period, the above tax concession granted to the Company, prior to the new CIT law, will be grandfathered according to the interpretations of the new CIT law. After the tax holiday period is ended, the tax rate applicable to Kandi Vehicle changes to 15% since 2012 because of Kandi Vehicle’s high technology enterprise qualification. Nevertheless, the Company is qualified to a special research and development credit for 2012. The aggregate tax benefits from January 1, 2012 to September 30,2012 were $799,896.

Kandi New Energy and Yongkang Scrou Electric Co., Ltd., aresubsidiaries of the Company and their applicable corporate income tax rate is 25%.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2012 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended September 30, 2012 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

Income tax expense (benefit) for the nine months ended September 30, 2012 and 2011 is summarized as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2012	2011
Current:
Provision for CIT	$842,863	$394,624
Provision for Federal Income Tax		0
Deferred:	-	-
Provision for CIT		0
Income tax expense (benefit)	$842,863	$394,624

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended September 30, 2012 and 2011 (computed by applying the CIT rate of 25%, respectively, to income before income taxes) as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2012	2011
Computed "expected" (benefit) expense	$897,840	$551,691
Favorable tax rate	(799,986)	(394,624)
Permanent differences	737,764	33,723
Valuation allowance	7,245	203,834
Income tax expense (benefit)	$842,863	$394,624

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are summarized as follows:

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 16 – TAX (CONTINUED)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Current portion:
Deferred tax assets:
Expense	$(39,128)	$(11,741)
Subtotal	(39,128)	(11,741)

Deferred tax liabilities:
Sales cut-off (CIT tax reporting on VAT tax system)	(31,394)	(44,621)
Other		-
Subtotal	(31,394)	(44,621)

Total deferred tax asset ( liabilities) – current portion	(70,522)	(56,362)

Non-current portion:
Deferred tax assets:
Depreciation	171,667	226,622
Loss carried forward	7,245	1,351,513
Valuation allowance	(7,245)	(1,351,513)
Subtotal	171,667	226,622

Deferred tax liabilities:
Accumulated other comprehensive gain	(136,642)	(136,624)
Subtotal	(136,642)	(136,624)

Total deferred tax assets – non-current portion	35,025	89,998

Net deferred tax assets(liabilities)	$(35,497)	$33,636

(b) Tax Benefit (Holiday) Effect

For the nine months ended September 30, 2012 and 2011 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the nine months ended September 30, 2012 and 2011.

The combined effects of the income tax expense, exemptions and reductions available to the Company for the nine months ended September 30, 2012 and 2011 are as follows:

	For the Nine Months Ended
	September 30
	(Unaudited)
	2012	2011
Tax benefit (holiday) credit	$(799,986)	$(394,624)
Basic net income per share effect	$(0.02)	$(0.01)

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of September 30, 2012, options for 946,680 shares have been exercised or forfeited. On June 30, 2011, one of the Company's directors resigned, and his 6,668 unexercised options were forfeited.

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

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	1,786,637	$0.84
Granted	-	-
Exercised	33,317-	0.80
Cancelled	-	-
Outstanding as of September 30, 2012	1,753,320	0.84

The following table summarizes information about stock options outstanding as of September 30, 2012:

Options Outstanding			Options Exercisable
Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
1,653,320	$0.80	6.50	1,653,320	$0.80
100,000	1.50	7.00	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 17 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED) (b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. In addition, the Consulting Agreement permitted a cashless exercise of all 200,000 warrants. The warrants had a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of September 30, 2012, the consultant had cashless exercised all 200,000 warrants.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of September 30, 2012, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock. As of September 30, 2012, the placement agent had cashless exercised 124,123 warrants issued to him

As of September 30, 2012, the fair value of the Investor Warrants and the warrants issued to the placement agent was $0.93 per share.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of September 30, 2012, the fair value of the Second round warrants was $1.10 per share.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 18 – STOCK AWARD

In connection with his appointment to the Board of Directors, and as compensation for serving, the Board of Directors has authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 from July 2011.

As compensation for his services, the Board of Directors has authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 from August 2011. Each of Mr. Yu and Mr. Lewin were issued 5,000 shares of restricted stock on March 8, 2012 and August 4, 2012.

The fair value of awarded stock is determined by the closing price of our common stock on the date of stock award, or estimated by the closing price of our common stock on the reporting date if stock has not yet been awarded.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of September 30, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,736,344
Zhejiang Shuguang industrial Co., Ltd.	7,893,906
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,157,562
Yongkang Angtai Trade Co., Ltd.	789,391
Nanlong Group Co., Ltd.	3,157,562
Total	$19,734,765

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,736,344by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 4, 2011 to December 4, 2012. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2011 and December 8, 2011, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shenzhen Development Bank Hangzhou branch and Huaxia Bank Hangzhou branch in the amount of $4,736,344 and $3,157,562 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2011 to October 9, 2012 and from December 8, 2011 to December 8, 2012 respectively. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On December 4, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Bank Hangzhou branch in the amount of $3,157,562 by Zhejiang Taiping Shengshi Industrial Co., Ltd. (“ZTSICL”) for the period from December 4, 2011 to December 4, 2012. ZTSICL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZTSICL under the loan contract if ZTSICL fails to perform its obligations as set forth in the loan contract.

On January 7, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $ 789,391 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 7, 2011 to December 31, 2012. YATCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of YATCL under the loan contract if YATCL fails to perform its obligations as set forth in the loan contract.

On August 7, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch in the amount of 3,157,562 by Nanlong Group Co., Ltd. (“NGCL”) for the period from August 7, 2012 to March 6, 2013. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,844,301
Plant and equipment net book value	$4,536,418

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

(c) Capital Commitment

During the previous year, certain mold manufacturing contracts were executed. As of September 30, 2012, the remaining unpaid balance was $ 2,640,669; we plan on paying $ 2,174,929within the next twelve months and the rest in June of 2014.

KANDI TECHNOLOGIES, CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 20 -ACQUISITION OF YONGKANG SCROU ELECTRIC CO

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

The preliminary purchase price allocation based on qualified independent valuation is as follows:

Working Capital	$3,651,648
Tangible Property	880,942
Identifiable Intangible Property
-Land use right	3,622,650
Tradename	164,463
Goodwill	437,525
Deferred tax liability created, net	(140,812)
Total Purchase Price	$8,616,416

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2012 and December 31, 2011, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the nine months ended September 30, 2012.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Nine			For Nine
	Months Ended			Months Ended
	September 30,	% Of		September 30,	% Of		Change In	Change In
	2012	Revenue		2011	Revenue		Amount	%

REVENUES, NET	$38,182,211	100.0%		$28,789,766	100.0%		$9,392,445	32.6%
COST OF GOODS SOLD	(29,829,097)	(78.1%	)	(22,060,888)	(76.6%	)	(7,768,209)	35.2%
GROSS PROFIT	8,353,114	21.9%		6,728,878	23.4%		1,624,236	24.1%
Research and development	(2,006,269)	(5.3%	)	(1,695,003)	(5.9%	)	(311,266)	18.4%
Selling and distribution expenses	(331,750)	(0.9%	)	(234,854)	(0.8%	)	(96,896)	41.3%
General and administrative expenses	(2,520,600)	(6.6%	)	(2,568,417)	(8.9%	)	47,817	(1.9%	)
INCOME FROM
OPERATIONS	3,494,495	9.2%		2,230,604	7.7%		1,263,891	56.7%
Interest income (expense), net	(133,806)	(0.4%	)	95,549	0.3%		(229,355)	(240.0%	)
Change in fair value of financial instruments	1,078,795	2.8%		7,480,992	26.0%		(6,402,197)	(85.6%	)
Government grants	45,942	0.1%		289,962	1.0%		(244,020)	(84.2%	)
Investment (loss) income	(45,670)	(0.1%	)	(20,181)	(0.1%	)	(25,489)	126.3%
Other income, net	285,805	0.2%		262,299	0.9%		23,506	9.0%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,725,561	12.4%		10,339,225	35.9%		(5,613,664)	(54.3%	)

INCOME TAX (EXPENSE)	(842,863)	(2.2%	)	(394,624)	(1.4%	)	(448,239)	113.6%

NET (LOSS) INCOME	3,882,698	10.2%		9,944,601	34.5%		(6,061,903)	(61.0%	)

(a) Revenue

For the Nine months ended September 30, 2012, our revenue increased by 32.6%, from $ 28,789,766 to $ 38,182,211 as compared to the nine months ended September 30, 2011.

The following table lists the number of vehicles sold, categorized by vehicle types, within the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012		2011
	Unit	Sales	Unit	Sales
ATV	10,657	$4,696,067	4,695	$2,770,356
Super-mini car [1]	1,110	5,417,659	840	4,920,718
Go-Kart	24,354	22,237,265	16,907	16,916,590
Utility vehicles (“UTVs”)	36	134,740	853	1,854,771
Three wheeled motorcycle	733	893,337	678	1,433,049
Refitted car	86	2,362,096	34	894,282

Auto generator	61,440	2,441,047	-	-
Total	98,416	38,182,211	24,007	28,789,766

1) include the products called CoCo, EV in 2011's filing, and EV only in 2012.

Off-Road Vehicles

During the nine months ended September 30, 2012, the market condition for ATV products continued to recover. The Company developed some price competitive products to meet markets demands, which has caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $1,925,711, or 69.5% in the nine months ended September 30, 2012 over the comparable period, which was attributable to a 127.0% increase in units sold, from 4,695 units in the first nine months of 2011 to 10,657 units in 2012. This increase was partially caused by a 25.3% unit price reduction.

In the first nine months of 2012, our Go-Karts experienced a significant increase in revenue of $5,320,675 or 31.5% over the same period of last year, which was mainly attributable to a 44.0% increase in unit sales from 16,907 units in the nine months ended September 30, 2011 to 24,354 units in 2012. Just as with ATVs, the Company’s successful development of meet-market-demands price competitive products has achieved good results.

The sales of three-wheeled motorcycle (TT) experienced a significant decrease in revenues from $1,433,049 to $893,337.In the first nine months ended September 30, 2012, the sales of TT decreased $539,712, or 37.7% from the same period of last year, despite the slight increase in unit sales from 678 units in the nine months ended September 30, 2011 to 733 units in 2012, with an average unit price decrease of 42.3% . The unit price decreased because the Company developed price-competitive gas-electric hybrid driven three wheeled motorcycles to meet the growing demand of such units in the Chinese urban and rural markets.

Utility vehicles (UTVs) experienced a significant decrease in revenues from $1,854,771 to $134,740. This 92.7% decrease is mainly due to the 95.8% drop in unit sales in the nine months ended September 30, 2012 compared to the same period of 2011. This significant drop is primarily because of the continuing high competition in this UTV market, while the UTV manufactured by the Company is relatively high end and more expensive, which caused the average unit price to increase significantly compared to the same period of last year.

Super-mini-Car Products

The EV products experienced a significant increase in revenues from $4,920,718 to $5,417,659. For the nine months ended September 30, 2012, revenues from our Super-mini car increased by $496,941, or 10.1% from the same period of 2011, which was attributable to an increase in unit sales of 32.1% from 840 units in the first nine months of 2011 to 1,110 units in 2012. This increase is primarily a result of the benefit from local government’s policies which encourage the development of eco-car. For the nine months ended September 30, 2012, the average unit price of our super-mini-cars decreased 16.7%, because during most of the reporting period, the Company adopted the sales mode of charging or exchanging batteries to sell the super-mini-cars without batteries.

Refitted car

For the nine months ended September 30, 2012, revenues from our refitted car increased by $1,467,814, or 164.1% from the same period of 2011; that is because the Company started to refit other companies’ vehicles to meet special requirements for certain customers since June 2011.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou Electric Co. (“Yongkang Scrou”), whose main business is producing various auto generators. From April 25, 2012 to September 30, 2012, a total 61,440 sets of auto generators were sold with sales totaling $2,441,047.

The following table shows the breakdown of Kandi’s revenues from its customers by geographical markets based on the location of the customer during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012		2011
	Sales	Percentage	Sales	Percentage
North America	$4,462,269	12%	$3,476,633	12%
China	32,868,171	86%	24,531,801	85%
Europe & other region	851,771	2%	781,332	3%
Total	$38,182,211	100%	$28,789,766	100%

For the nine months ended September 30, 2012, approximately 80% of our sales in China were to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the nine months ended September 30, 2012 was $29,829,097, representing an increase of $7,768,209, or 35.2% from the nine months ended September 30, 2011. This increase can be attributed to the Company’s significant increase of revenue.

(c) Gross profit

Gross profit for the first nine months of 2012 increased 24.1% to $8,353,114 compared to $6,728,878 at the same period of last year, as a result of increased revenue. However, gross margin decreased to 21.9% compared to 23.4% for the same period of 2011. This was primarily due to the fact that processing techniques for refitted cares are relatively simple; therefore, its gross margin is comparatively lower. In addition, Yongkang Scrou’s adjustment to its product structure, its disposal of its old products, and sales of price-competitive products all contributed to a reduction in the Company’s overall gross margin for this reporting period.

(d) Selling and distribution expenses

Selling and distribution expenses were $331,750 for the nine months ended September 30, 2012, as compared to $234,854 for the same period in 2011, representing a 41.3% increase. The significant increase is primarily because of the increase in fees related to customs inspection fees, higher transportation fees and advertising fees.

(e) General and administrative expenses

General and administrative expenses were $2,520,600 for the nine months ended September 30, 2012, as compared to $2,568,417 for the same period in 2011, representing a 1.9% decrease. For the nine months ended September 30, 2012, the general and administrative expenses included $19,053 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, the stock based compensation cost was $195,474. In addition, general and administrative expenses also included $65,733 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this cost was $30,530. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the nine months ended September 30, 2012 was $2,435,814, an increase of 4.0% from $2,342,413 for the same period of 2011. This increase was primarily due to higher product insurance fees, travelling fees and expenses related to increases to our employee’s general welfare.

(f) Research and development

Research and development expenses were $2,006,269 for the nine months ended September 30, 2012, as compared to $1,695,003 from the same period in 2011, representing an 18.4% increase. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the first nine months of 2012, the Company strengthened the research and development for electrical vehicles equipped with lithium battery in order to seek the leading position in EV market. In addition, on September 29,2012, the Company successfully signed a sales contract totaling amount RMB190 million with China Aviation Lithium Battery (Hangzhou) Co., Ltd.

(g) Government grants

Government grants totaled $45,942 for the nine months ended September 30, 2012, representing a 84.2% decrease over the same period in 2011.

(h) Net interest income (expense)

Net interest expense was $133,806 for the nine months ended September 30, 2012, as compared to $95,549 net interest income for the same period last year, representing a significant decrease. For the nine months ended September 30, 2012, the interest expense for convertible notes was $2, and the interest incurred by the amortization of debt discount was $43. While for the same period of last year, the interest expense for the convertible notes was $123, and the interest incurred by the amortization of debt discount was $406. Excluding the effects of interest expense related to convertible notes, the net interest expenses for this reporting period was $133,761, a change of $96,078 for the same period of 2011. This increase was primarily due to increases of interest expense caused by short-term bank loans.

(i) Change in fair value of financial instruments

For the nine months ended September 30, 2012, the interest income, which was caused by changes in the fair value of warrants issued to investors and placement agents was $1,078,795, while for the same period of last year, the interest income, which was caused by the changes of fair value of financial instruments, was $7,480,992. This significant decrease was primarily due to our stock price being more stable in the first nine months of 2012 compared to the same period of last year.

(j) Other Income, Net

Net other income was $285,805 for the nine months ended September 30, 2012, compared to $262,299 for the same period of 2011, an increase of $23,506 or 9.0% . This increase was primarily due to the increase of selling the fittings of the EV-cars.

(k) Investment (loss) income

Investment loss was $45,670 for the first nine months ended September 30, 2012, compared to $20,181 for the corresponding period in 2011. For the nine months ended September 30, 2012, the investment loss was solely the result of our 30% equity interest investment in Jinhua Service, which was $29,786 for the same period of 2011. During the first nine months ended September 30, 2011, the $9,605 investment income was from trading securities.

(l) Net income

The operating performance of the Company for the nine months ended September 30, 2012 reflected a net income of $3,882,698, a decrease of $6,061,903 or 156.1% from a net income of $9,944,601 for the same period of last year, which was primarily due to changes in the fair value of certain warrants issued to investors and placement agents. Excluding the effects of option related expenses, which was $19,053 and $195,474 for the nine months ended September 30, 2012 and 2011, respectively; stock award expenses of $65,733 and $30,530 for the nine months ended September 30, 2012 and 2011, respectively; Convertible Note interest expenses of $2 and $123 for the nine months ended September 30, 2012 and 2011, respectively, which was caused by an amortization of discount on the Convertible Notes of $43 and $406 for the nine months ended September 30, 2012 and 2011, respectively; a change in the fair value of financial derivatives to $1,078,795 and $7,480,992 for the nine months ended September 30, 2012 and 2011, respectively; for the nine months ended September 30, 2012, the Company’s net income was $2,888,734 , an increase of 7.4% compared to net income of $2,690,142 for the same period of 2011, excluding the same effects. This increase was primarily due to an increase in gross profit. As of September 30, 2012, all of the Convertible Notes have been converted.

Comparison of Three Months Ended September30, 2012 and 2011

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended			Months Ended
	September 30,	% Of		September 30,	% Of		Change In	Change In
	2012	Revenue		2011	Revenue		Amount	%

REVENUES, NET	$12,765,694	100%		$10,310,558	100%		$2,455,136	23.8%
COST OF GOODS SOLD	(9,541,687)	(74.7%	)	(7,984,828)	(77.4%	)	(1,556,859)	19.5%
GROSS PROFIT	3,224,007	25.3%		2,325,730	22.6%		898,277	38.6%

Research and development	(630,083)	(4.9%	)	(608,463)	(5.9%	)	(21,620)	3.6%

Selling and distribution expenses	(158,714)	(1.2%	)	(85,239)	(0.8%	)	(73,475)	86.2%
General and administrative expenses	(940,930)	(7.4%	)	(1,067,021)	(10.3%	)	126,091	(11.8%	)
INCOME FROM OPERATIONS	1,494,280	11.7%		565,007	5.5%		929,273	164.5%
Interest income (expense), net	(76,866)	(0.6%	)	117,353	1.1%		(194,219)	(165.5%	)
Change in fair value of financial instruments	(882,731)	(6.9%	)	(271,780)	(2.6%	)	(610,951)	224.8%
Government grants	20,634	0.2%		9,235	0.1%		11,399	123.4%
Investment (loss) income	(18,259)	(0.1%	)	(12,905)	(0.1%	)	(5,354)	41.5%
Other income, net	239,203	1.9%		95,067	0.9%		144,136	151.6%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	776,261	6.1%		501,977	4.9%		274,284	54.6%

INCOME TAX (EXPENSE)	(181,743)	(1.4%	)	(117,119)	(1.1%	)	(64,624)	55.2%

NET (LOSS) INCOME	594,518	4.7%		384,858	3.7%		209,660	54.5%

(a) Revenue

For the three months ended September 30, 2012, our revenues increased 23.8% from $10,310,558 to $12,765,694 as compared to the three months ended September 30, 2011.

The following table lists the number of vehicles sold, categorized by vehicle types, for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30
	2012		2011
	Unit	Sales	Unit	Sales
ATV	3,579	$1,734,120	2,030	$1,044,602
Super-mini car [1]	471	2,780,807	298	1,512,861
Go-Kart	7,372	6,504,208	5,513	5,763,275
Utility vehicles (“UTVs”)	1	1,358	460	634,534
Three wheeled motorcycle (“TT”)	235	209,371	394	751,126
Refitted car	22	627,467	23	604,160
Auto generator	33,142	908,363	-	-
Total	44,822	12,765,694	8,718	10,310,558

1) include the products called CoCo, EV in 2011's filing, and EV only in 2012

Off-Road Vehicles

During the three months ended September 30, 2012, the market condition for our ATV products continued to recover. The Company developed some price competitive products to meet markets demands that caused good results and successfully increased the Company’s sales. Revenues from our ATVs experienced a significant increase of $689,518, or 66.0% in the three months ended September 30, 2012, compared to the comparable period in 2011, which was attributable to a 76.3% increase from 2,030 units in the three months of 2011 to 3,579 units in 2012. This increase was partially caused by a 5.8% unit price decrease.

During the three months ended September 30, 2012, our Go-Karts experienced an increase in revenue of $740,933 or 12.9% compared to the same period in 2011, which was attributable to a 33.7% increase in unit sales from 5,513 units in the three months ended September 30, 2011 to 7,372 units in 2012. Just as with ATVs, the Company’s successful development of price competitive products that meet market demands achieved good results.

In the three months ended September 30, 2012, sales of our TT decreased $541,755, or 72.1% compared to the same period of last year. This decrease primarily occurred because the market is highly competitive, and the decrease in unit sales from 394 units in the nine months ended September 30, 2011 to 235 units in 2012, with the average unit price having decreased by 53.3% . The unit price decreased because the Company developed price-competitive, gas-electric hybrid driven three wheeled motorcycles to meet the growing demand of such units in the Chinese urban and rural markets.

UTVs experienced a significant decrease in revenues from $634,534 to $1,358. This 99.8% decrease was mainly due to a 99.8% drop in unit sales in the three months ended September 30, 2012 compared to the same period of 2011. This significant drop was primarily due to continuing high competition in the UTV market. The UTVs manufactured by the Company are relatively high end and more expensive, which caused the average unit price to increase significantly compared to the same period of last year.

Super-mini-Car Products

The EV products experienced a significant increase in revenues from $1,512,861 to $2,780,807. For the three months ended September 30, 2012, revenues from our Super-mini car increased by $1,267,946, or 83.8%% from the same period of 2011, which was attributable to an increase in unit sales of 58.1%% from 298 units in the three months of 2011 to 471 units in 2012. This increase is primarily due to beneficial local government policies that have encouraged the development of eco-cars. In addition, for the three month period ended September 30, 2012, the company sold super-mini-cars with and without batteries; the selling price of super-mini-cars with batteries is higher than the selling price of super-mini-cars sold without batteries.

Refitted car

For the three months period ended September 30, 2012, the performance of refitted cars sales has slightly improved with a 3.9% increase in revenue comparing to the same period last year.

Auto generator

On April 25, 2012, as reported on Form 8-Ks filed on February 17, 2012 and May 2, 2012, the Company via its acquisition of KO NGA Investment Limited acquired Yongkang Scrou, whose main business is producing various auto generators. From July 1, 2012 to September 30, 2012, a total of 33,142 sets of auto generators were sold, with sales of $908,363.

The following table shows a breakdown of the Company’s revenues from its customers by geographical markets based on the location of the customer during the 3 months ended September 30, 2012 and 2011:

	Three Months Ended September 30
	2012		2011
	Sales	Percentage	Sales	Percentage
North America	$1,266,463	10%	$1,292,509	13%
China	11,192,195	88%	8,759,034	85%
Europe & other region	307,036	2%	259,015	2%
Total	$12,765,694	100%	$10,310,558	100%

For the three months ended September 30, 2012, about 75% of our sales in China were sales to Chinese export agents, who resold the Company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended September 30, 2012 was $9,541,687, representing an increase of $1,556,859, or 19.5% from the three months ended September 30, 2011, which can be attributed to the Company’s significant increase of revenue.

(c) Gross profit

As a result of increased revenue, gross profit for the third quarter of 2012 increased 38.6% to $3,224,007 compared to $2,325,730 at the same period of last year. The gross margin increased to 25.3% compared to 22.6% for the same period of 2011.This significant increase is primarily due to the price of the EV-cars with batteries being higher than the price of EV-cars without batteries. The gross margin of the EV-car increased by 5% compared to the same period of 2011.

(d) Selling and distribution expenses

Selling and distribution expenses were $158,714 for the three months ended September 30, 2012, compared to $85,239 for the same period in 2011, representing a 86.2% increase. The significant increase is primarily due to increases in fees related to customs inspection fees, higher transportation fees and advertising fees.

(e) General and administrative expenses

General and administrative expenses were $940,930 for the three months ended September 30, 2012, as compared to $1,067,021 for the same period in 2011, representing a 11.8% decrease. For the three months ended September 30, 2012, the general and administrative expenses included $0 in stock-based compensation cost for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $57,159. In addition, general and administrative expenses also included $36,907 in expenses for common stock awards to employees and consultants for financing and investor relations services, while for the same period of last year, this cost was $1,704. Excluding the effect of stock based compensation cost and stock award cost, the net general and administrative expenses for the three months ended September 30, 2012 was $904,023, a decrease of 10.3% from $1,008,158 for the same period of 2011. This decrease was primarily due to lower product insurance fees.

(f) Research and development

Research and development expenses were $630,083 for the three months ended September 30, 2012, as compared to $608,463 for the same period in 2011, representing a 3.6% increase. This increase was primarily due to additional research and development efforts on new products and quality improvements on existing products. In the third quarter of 2012, the Company increased the amount of money it spent on research and development for electrical vehicles equipped with lithium battery in hopes of obtaining a leading position in the EV market. In addition, on September 29,2012, the Company successfully signed the sales contract totaling amount RMB190 million with China Aviation Lithium Battery (Hangzhou) Co., Ltd.

(g) Government grants

Government grants totaled $20,634 for the three months ended September 30, 2012, representing a 123.4% increase over the same period in 2011.

(h) Net interest income (expense)

Net interest expenses was $76,866 for the three months ended September 30, 2012, as compared to $117,353 net interest income for the same period last year, representing a significant decrease. For the three months ended September 30, 2012, the interest expense for convertible notes was $0, and the interest incurred by the amortization of debt discount was $0. While for the same period of last year, the interest expense for the convertible notes was $93, and the interest incurred by the amortization of debt discount was $184. Excluding the effects of interest expense related to convertible notes, the net interest expenses for this reporting period was $76,866, a significant change from net interest income of $117,630 for the same period of 2011, primarily due to increases of interest expense in short-term bank loans and discounted notes.

(i) Change in fair value of financial instruments

For the three months ended September 30, 2012, the interest expense, which was caused by the changes of fair value of warrants issued to investors and placement agents, was $882,731, while for the same period of last year, the interest expense, which was caused by the changes of fair value of financial instruments, was $271,780. This significant increase was primarily due to decreases in our stock price in the third quarter of 2012.

(j) Other Income, Net

Net other income was $239,203 for the three months ended September 30, 2012, compared to $95,067 for the same period of last year, an increase of $144,136 or 151.6% . This increase can be primarily attributed to the increase of selling the fittings of our EV-cars.

(k) Investment (loss) income

Investment loss was $18,259 for the three months ended September 30, 2012, compared to $12,905 for the corresponding period in 2011. For the three months ended September 30, 2012, the investment loss was purely a result of our 30% equity interest investment in Jinhua Service, which was $12,967 for the same period of 2011.

(l) Net income

The operating performance of the Company for the three months ended September 30, 2012 reflected a net income of $594,518, an increase of $209,660 or 54.5% from a net income of $384,858 for the same period of last year, which was primarily due to changes in the fair value of warrants issued to certain investors and placement agents.

Excluding the effects of option related expenses, which was $0 and $57,159 for the three months ended September 30, 2012 and 2011, respectively; the stock award expense, which was $36,907 and $1,704 for the three months ended September 30, 2012 and 2011, respectively; the Convertible Note’s interest expense, which was $0 and $93 for the three months ended September 30, 2012 and 2011, respectively; the effect caused by an amortization of discount on Convertible Notes, which was $0 and $184 for the three months ended September 30, 2012 and 2011, respectively; and a change in the fair value of certain financial derivatives, which was ($882,731) and ($271,780) for the three months ended September 30, 2012 and 2011, respectively; for the three months ended September 30, 2012, the Company’s net income was $1,514,156, an increase of 111.5% compared to net income of $715,778 for the same period of 2011 excluding the same effects. This increase was primarily due to an increase in gross profit. As of September 30, 2012, all of the Convertible Notes have been converted.

Financial Condition

Liquidity and Capital Resources

Working Capital

The Company had a working capital surplus of $25,903,447as of September 30, 2012, comparable to a working capital surplus of $18,936,075 as of September 30, 2011.

As of September 30, 2012, the Company had credit lines from commercial banks for $41,364,067, of which $29,681,086 was used as of September 30, 2012. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2012 are as follows:

Nine Months Ended
September 30, 2012
Capital requirements	(In thousands)
Purchase of plant and equipment	473
Purchase of Construction in progress	2,160
Repayments of short-term bank loans	32,604
Repayments of notes payable	14,558
Increase in restricted cash	13,242
Internal cash used in operations	13,816
Issuance of notes receivable	1,011
Total capital requirements	$77,864

Capital provided
Proceeds from short-term bank loan	31,023
Proceeds from notes payable	18,317
Repayments of notes receivable	23,116
Other financing activities	336
Common Stock Issued, net of Cost of Capital	3,742
Cash Acquired in Acquisition	113
Total capital provided	$76,647

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past nine months.

Cash Flow

Net cash flow used in operating activities was ($13,816,049) for the nine months ended September 30, 2012, as compared to net cash flow provided by operating activities of $6,509,943 in the same period in 2011. The significant change of net cash flow used in operating activities was mainly due to the large amount of cash outflow caused by accounts receivable performance described below in this paragraph and the ($3,158,733) amount of cash outflow caused by prepayments and prepaid expenses. The amount of accounts receivable has changed to cash outflow of ($13,939,987) in the nine months ended 2012 from cash inflow $8,118,796 for the same period of last year. The amount of prepayments and prepaid expenses has changed to cash outflow of ($3,158,733) in the nine months ended 2012 from cash outflow of ($3,290,026) for the same period of last year, which is mainly due to a higher than normal number of molds purchasing contracts that we set-off this year, which resulted in a reduction of our cash inflow.

Net cash flow provided by investing activities was $19,584,715 for the nine months ended September 30, 2012 as compared to net cash flow used in investing activities of ($1,200,894) for the same reporting period in 2011. For the nine months ended September 30, 2012, the Company recorded a net cash inflow of $22,105,198 in notes receivable, due to the $23,115,794 repayment of notes receivable and the ($1,010,596) issuance of notes receivable. In comparison to the same period of last year, the Company issued ($2,751,302) in notes receivable and $ 7,810,463 in repayment of note receivables, which caused a net cash inflow of $5,059,161 from notes receivable.

Net cash flow used in financing activities was ($6,986,073) for the nine months ended September 30, 2012, as compared to net cash flow used in financing activities of ($11,045,638) for the nine months ended September 30, 2011. Cash flow used in financing activities for the nine months ended September 30, 2012 was primarily due to the changes in restricted cash, which caused a cash outflow of ($13,241,885) and a net cash inflow from notes payable of $3,758,463. For the same period of last year, the Company recorded a net cash outflow from notes payable of ($5,714,101) and a ($8,255,977) from the restricted cash .

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 19 for additional information relating to the following off-balance sheet arrangements.

(a) Guarantees and Pledged collateral for third party bank loans

As of September 30, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,736,344
Zhejiang Shuguang industrial Co., Ltd.	7,893,906
Zhejiang Taiping Shengshi Industrial Co., Ltd.	3,157,562
Yongkang Angtai Trade Co., Ltd.	789,391
Nanlong Group Co., Ltd.	3,157,562
Total	$19,734,765

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$6,844,301
Plant and equipment net book value	$4,536,418

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

Recent Activities:

On July 10, 2012, the Company signed a cooperative letter of intent (“LOI”) with China Aviation Lithium Battery Co., Ltd. in Beijing to promote 20,000 pure electrical vehicles in Hangzhou.

On July 13, 2012, the Company signed a framework agreement with the government of Weifang Binhai Economic Development Zone in Wei Fang City of Shandong Province to produce key components and parts for 100,000 electrical vehicles annually.

From August 10th to 12th, 2012, the Company participated in the Second China International Green Vehicle Industry Expo (Hangzhou) at the Hangzhou Heping International Convention Center in Hangzhou, China.

On August 15, 2012, the Company signed a cooperative letter of intent with Zhejiang Zotye Holding Group Co., Ltd. to establish a strategic alliance and cooperate with each other’s competitive strengths to advance the EV development in Hangzhou.

On September 5, 2012, the Company hosted an investor event at McKenna Long & Aldridge LLP’s offices in Atlanta GA to discuss Kandi's recent developments and strategy for future plans.

On September 29, 2012, the Company and China Aviation Lithium Battery (Hangzhou) Co., Ltd. entered a Sales Contract for 5,000 pure EVs of Model JNJ6290.

On October 29, 2012, the Company negotiated, conditional upon approval by the board of directors of the Company, a framework agreement (the 'Framework Agreement') with Wanning city government of Hainan Province, under which the Company intends to expand into Hainan's pure EV market by establishing and investing in a manufacturing plant that will have the capacity to produce key components and parts for up to 100,000 EVs annually.

On October 31, 2012, the Company received a new order of 100 pure EVs from Hangzhou New Energy Taxi Co. Ltd. which intends to deploy all 100 EVs for its internal and marketing use.

On November 4, 2012, Mr. Wan Gang, Vice Chairman of Chinese People’s Political Consultative Conference (CPPCC) which is the lower house of Chinese Congress and Minister of the Ministry of Science and Technology of China visited Kandi’s facility in Jinhua City. Mr. Hu Xiaoming, our Chairman and CEO, reported to Mr. Wan regarding the Company’s new business model of pure electric vehicle. Minister Wan carefully reviewed a sample of pure EVs of the Company and gave Kandi’s pure EVs high marks after a detailed introduction by the Company.

On November 5, 2012, Mr. Hu Xiaoming, our Chairman and CEO, paid a visit to Zhejiang Geely Holding Group, which is one of the top ten automobile manufacturers in China (including Volvo Cars Corporation) and met its Chairman Li Shufu at Geely’s headquarters. The parties had an in-depth discussion of the development of pure EVs in China.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Other than as set forth in our previous Form 10-Q for the quarterly period ended June 30, 2012, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2011. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our most recent Form 10-K and Form 10-Q for the quarterly period ended June 30, 2012. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on Form 8-Ks filed with the SEC on February 17, 2012 and May 2, 2012, in connection with a Share Exchange Agreement, the Company, on April 25, 2012, issued, in an exempt private placement, a total of 2,354,212 shares of the Company’s common stock in reliance on Regulation S of the Securities Act of 1933, as amended. In connection with this exempt private placement, the Company filed a Registration Statement on Form S-3 registering the resale of the securities issued in the private placement. This Resale Form S-3 Registration Statement was declared effective by the SEC on September 20, 2012.

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

____________________

*Filed herewith

**Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies, Corp.
Date: November 14, 2012	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)