Form 10-K
Kandi Technologies Group, Inc.
filed 2013-04-01
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-52186

KANDI TECHNOLOGIES GROUP, INC.
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

Yes [_]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [_]        No [X]

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

Yes [X]        No [_]

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

Yes [_]        No [X]

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 29, 2012, the last business day of the registrant’s second fiscal quarter, was approximately $53,693,762. For the purposes of this calculation, executive officers, directors, and each person that owns 10% or more of our outstanding common stock are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2013, the registrant had 32,539,867 shares of common stock, par value of $0.001 outstanding.

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

PART I

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. and its subsidiaries.

Item 1. Business.

Introduction

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

On June 29, 2007, the Company (Stone Mountain Resources, Inc.) executed an exchange agreement to acquire 100% of Continental Development Limited, a Hong Kong corporation (“Continental”) and its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”). Continental became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Kandi Vehicles.

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

On April 25 2012, The Company completed its acquisition of KO NGA Investment Limited and its subsidiaries, K S Asia Limited Group Limited, Yongkang K S Electric Limited and Yongkang Scrou Electric Co. (“Yongkang Scrou”), with consideration of 2,354,212 shares of the Company’s common stock. Yongkang Scrou manufactures various auto generators. On June 29, 2012, in connection with the completion of the Company’s internal reorganization, Yongkang Scrou became a wholly owned subsidiary of the Company.

The Company’s organizational chart is as follows:

Kandi Vehicles has a 50% ownership interest and controls the Board of Directors in Kandi New Energy. Under Share Escrow and Trust Agreement, Loan Agreement, Contractor Agreement, between Kandi Vehicles and the other equity owner, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) in Kandi New Energy.

The primary operations of the Company are designing, developing, manufacturing, and commercializing electrical vehicles (“EVs”), all-terrain vehicles (“ATVs”), go-karts, and specialized automobiles related products for the PRC and global markets.

Business Overview

General

Kandi’s products include off-road vehicles (which include ATVs, utility vehicles (“UTVs”), and go-karts), motorcycles, refitted cars and super-mini-cars.

	Year ended December 31
	2012		2011
	Units	Revenue	Units	Revenue
All-terrain Vehicles (ATVs)	14,467	$6,402,753	9,958	$4,850,425
Super-mini-cars [1]	3,915	19,034,936	1,077	6,253,517
Go-Kart	34,517	30,794,415	25,757	22,923,669
Utility vehicles (UTVs)	93	319,014	1,198	2,696,106
Three-wheeled motorcycles (TT)	1,060	1,272,898	782	1,592,770
Refitted car	115	3,172,417	70	1,860,661
Auto generator	93,881	3,517,237	-	-
Total	148,048	$64,513,670	38,842	$40,177,148

1) Includes the products called CoCo and EV in 2011’s filing, and Super-mini-cars are all EVs for year 2012.

Off-Road Vehicles

Kandi produces a wide range of go-karts, from the 90cc class to the 1,000cc class in cylinder displacement. Kandi also produces four-wheeled ATVs and specialized UTVs, which are ATVs special-fitted for agricultural and industrial use. Kandi started mass production of its go-karts in 2006.

During the twelve months ended December 31, 2012, the market condition for ATV products continued to recover. The Company continued to develop price competitive products to meet market demands, causing good results and successfully increasing the Company’s sales. Revenues from our ATVs experienced an increase of $1,552,328 or 32% in fiscal year ended December 31, 2012 from the previous year; this increase is primarily attributable to a 45.3% increase in unit sales, from 9,958 units in the fiscal year 2011 to 14,467 units in 2012, and the effect of a 9.1% unit price reduction.

In 2012, our go-karts segment experienced a significant increase in revenue of $7,870,746, or 34.3% from fiscal year 2011. This increase was mainly attributable to a 34% increase in unit sales from 25,757 units in 2011 to 34,517 units in 2012. In the fiscal year ended 2012, the Company’s successful development of meet-market-demands products achieved good results and resulted in increase unit sales.

Utility vehicles (UTVs) experienced a significant decrease in revenue from $2,696,106 to $319,014. This 88.2% decrease is due to a 92.2% drop in unit sales from 1,198 units in 2011 to 93 units in 2012. This significant decrease in sales is primarily attributable to high competition in the UTV market, and the fact that the UTVs manufactured by the Company are relatively high end and more expensive than comparable products offered by our competitors, which caused our average unit price to manufacture a UTV to increase significantly compared to the same period of last year.

Super-Mini-Car EVs

Our EV products segment experienced a significant increase in revenues. For fiscal year 2012, the revenues generated from our Super-mini cars increased by $12,781,419 or 204.4% from $6,253,517 in year 2011 to $19,034,936 in year 2012, which was attributable to a 263.5% increase in unit sales from 1,077 units in year 2011 to 3,915 units in year 2012. This increase is primarily a result of certain beneficial local government’s policies that encourage the development of EVs. For the fiscal year 2012, the average unit price of our Super-mini cars decreased 16.3%, due to a change adopted by the Company for most of the reporting period; the Company adopted a new battery exchange business model for the EVs and started selling EVs without batteries.

Motorcycles

Sales of three-wheeled motorcycle (TT) experienced a significant decrease in revenue from $1,592,770 in year 2011 to $1,272,898 in year 2012, despite an increase in unit sales from 782 units in year 2011 to 1,060 units in year 2012. This 20.1% decrease in revenue was mainly attributable to a average unit price decrease of 41.0% . The average unit price decreased in year 2012 primarily because the Company developed price-competitive gas-electric hybrid three wheeled motorcycles to meet the growing demand of such units in the Chinese markets.

Refitted Car

For the fiscal year ended December 31, 2012, revenues from our refitted car increased by $1,311,756, or 70.5% from fiscal year of 2011. This was mainly attributed to the 64.3% increase in unit sales from 70 units in year 2011 to 115 units in year 2012. In addition, the Company refitted other companies’ vehicles to meet special requirements for certain customers.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou Electric Co. (“Yongkang Scrou”), whose main business is producing various auto generators. From April 25, 2012 to December 31, 2012, a total of 93,881 sets of auto generators were sold with sales totaling $3,517,237.

The following table shows the breakdown of Kandi’s revenues from its customers by geographic markets based on the location of distributors, during the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012		2011
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$7,243,257	11%	$4,739,944	12%
Europe	1,639,990	3%	1,218,274	3%
China	55,630,423	86%	34,218,930	85%
Total	64,513,670	100%	40,177,148	100%

For the year ended December 31, 2012, about 60% of our sales in China, mainly off-road vehicle sales, were sold to Chinese export agents, who resell the Company’s products to North America, Europe, and other regions. While for the year 2011, about 90% of our sales in China were sold to Chinese export agents, who resell the Company’s products to North America, Europe, and other regions.

Recent Development Activities

On February 1, 2013, our wholly owned subsidiary, Kandi Vehicles signed a cooperation framework agreement with Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Maple”), a 99% owned subsidiary of Geely Automobile Holdings Ltd.(“Geely Auto”), to establish a joint venture company, named Zhejiang Kandi Electric Vehicles Investment Co, Ltd. (the “JV Company”). The purpose of JV Company is to engage in the investment, research and development, production, marketing and sales of electronic vehicles in China. Geely Auto is one of the largest and most well-known automobile manufacturers in China. Pursuant to the terms of the framework agreement, the JV Company will be owned 50% by Shanghai Maple and 50% by Kandi Vehicles. The registered capital of the JV Company will be RMB1,000,000,000, with 50% to be contributed by each party. Upon the establishment of the JV Company, the JV Company will acquire certain assets from Kandi and Geely Auto in order for the JV Company to process the necessary properties, assets and technologies to conduct the EV business.

On February 27,2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). The Purchase Agreement finalized the arrangements the Company negotiated in 2012 for the purchase by Kandi Vehicles of certain electric vehicle (“EV”) operating assets of New Energy, including a pressing assembly line, a welding assembly line, a coating assembly line, a general assembly line and related equipment, facilities, building and land use rights (the “Purchased Assets”) for a total cash price of RMB 272,767,553 (approximately $43,296,437). The price was based upon a third-party appraisal prepared by Jinhua Jinehen Assets Appraisal Co., Ltd. In connection with the initiation of exclusive negotiations with New Energy and pursuant to a letter of intent (“LOI”) between the parties on November 20, 2012, the Company, as of December 31, 2012, delivered RMB 154,100,000 (approximately $24,397967) as a refundable deposit. Pursuant to the LOI, the deposit was to be applied to the purchase price and to be returned to Kandi Vehicles within 5 days upon the termination of negotiations if the parties could not reach a final agreement. Pursuant to the Purchase Agreement, the remainder of the purchase price will be delivered within one month of the completion of the transfer by New Energy of titles to and ownership of the Purchased Assets. Under the Purchase Agreement, New Energy is to complete the transfer of ownership and title (for the land, land use rights and operating and other assets) within three months of the signing of the Purchase Agreement. The Purchase Agreement contains customary representations and warranties and pre- and post-closing covenants of each party. Breaches of the representations and warranties are subject to customary indemnification provisions.

On March 13, 2013, the Company's wholly owned subsidiary, Kandi Vehicles, established Kandi Electric Vehicles (Changxing) Co., Ltd. ('Kandi Changxing') in the Changxing (National) Economic and Technological Development Zone to meet the requirements of the previously announced cooperation agreement with Geely Auto. The newly established company is a wholly owned subsidiary of Kandi Vehicles that will specialize in EV production. Kandi Changxing has been formed with the assets acquired by Kandi Vehicles in connection with its recent purchase from Zhejiang New Energy Vehicle Systems Co., Ltd., as well as certain molds and properties originally owned by Kandi Vehicles. Kandi Changxing is expected to begin production on March 29, 2013.

As set forth on the Company’s Current Report on Form 8-K, filed March 25, 2013, on March 22, 2013, Kandi Vehicles entered into the Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd. with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. which is listed with Hong Kong Exchanges and Clearing Limited.

Sales and Distribution

Kandi’s sales are made through the Company’s own sales force and trading companies, which distribute Kandi’s products to local and international customers.

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

Competition

The global off-road vehicle market and new EV market are both highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. With respect to the Chinese domestic pure EV industry, many of our competitors have financial and marketing resources that are substantially greater than Kandi; however, we believe we are one of the industry leaders.

Employees

As of December 31, 2012, Kandi had a total of 516 full time employees. None of our employees are represented by any collective bargaining agreements.

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

Kandi’s motorcycles are also subject to EPA and CARB emission standards. Kandi believes that its motorcycles comply with these standards. CARB regulations, adopted by the EPA in January 2004, required additional motorcycle emission reductions in model year 2008, which the Company met.

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

Kandi believes that its off-road vehicles and super-mini-cars comply with applicable emission standards and related regulations in the United States and internationally. Kandi is unable to predict the ultimate impact of standards adopted in the future or proposed regulations on Kandi and its business.

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

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number (86-579) 82239856.

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

As disclosed in a number of areas, including Item 3 of this Form 10-K, there are two lawsuits currently pending in state court in Ripley County, Missouri against the Company and its subsidiary, Kandi Vehicles, as well as other third parties, in connection with the death of two individuals who died on March 3, 2006, while operating a go-cart that was allegedly manufactured by Kandi Vehicles. The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since neither the Company nor its subsidiaries manufactured the subject vehicle in the accident; however, if the Company does not prevail, or resolve this lawsuit favorably, these lawsuits could have a material adverse effect on our results of operations.

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

Government policies may negatively affect our result

The Company’s EV products currently are mainly sold to Chinese domestic market, and EV industry is supported by the Chinese central and local governments. Therefore, our EV products performance is significantly affected by the policies adopted by Chinese central and local governments. Any significant adverse changes in the Chinese governments’ supporting policies may negatively affect our results.

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the "PCAOB", is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside the US have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China and Hong Kong prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

As of December 31, 2012, our top five customers, in the aggregate, accounted for 83% and 86%, respectively, of our sales and accounts receivable. Due to the concentration of sales to relatively few customers, we face credit exposure from our customers and may experience uncollectible receivables from these customers should they face financial difficulties. If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.

The Company’s major customers for the year ended December 31, 2012 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Company A	33%	8%	21%	2%
Company B	19%	-	42%	-
Company C	12%	25%	8%	56%
Company D	11%	20%	7%	19%
Company E	8%	-	8%	-

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. As of December 31, 2012 and 2011, one supplier accounted for 32% and 61% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

The Company’s major suppliers for the twelve months ended December 31, 2012 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Company F	32%	61%	4%	1%
Company G	26%	-	-	-
Company H	6%	-	1%	-
Company I	2%	-	1%	-
Company J	2%	-	1%	-

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

  variations in our operating results;

  changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

  changes in operating and stock price performance of other companies in our industry;

  additions or departures of key personnel; and

  future sales of our common stock.

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

Excelvantage Group Limited controls approximately 37.9% of our outstanding shares of common stock as of December 31, 2012. On March 29, 2010, Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Excelvantage Group Limited has a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

As of December 31, 2012, there were 2,274,851 shares of warrants outstanding. If the warrant holders exercise the warrants and sell a substantial number of shares of our Common Stock in the future, or if investors perceive that these sales may occur, the market price of our Common Stock could decline or market demand for our Common Stock could be sharply reduced. The exercise of warrants and subsequent sale of a substantial number of shares of our Common Stock could also adversely affect demand for, and the market price of, our Common Stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets. As of the filing date of this Form 10-K, the number warrant shares outstanding as of December 31, 2012 (2,274,851) has been reduced, as a result of expiration or exercises to 1,210,912.

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

  grant of the right to use land;

  assignment of the right to use land;

  lease of the right to use land; and

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

Kandi has the following granted land use rights:

	Area
	(square
Location	meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72900.90	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39490.64	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2
Zhejiang Jinhua Industrial Park	46650.70	Dec 30, 2003 - Dec 30, 2053	10-15-0-16
Zhejiang Jinhua Industrial Park	37515.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-17
Zhejiang Jinhua Industrial Park	49162.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-18
Zhejiang Jinhua Industrial Park	19309.00	Dec 07, 2009 - Dec 07, 2059	10-15-0-33
Zhejiang Qiaoxia Industrial Park	9405.00	Apr 03, 2001 – Apr 03, 2051	574-26-36

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

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident. This case is set for trial in July 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market on March 18, 2008, and on January 10, 2011, our common stock began trading on NASDAQ Global Market. The following are the high and low prices for our common stock for each quarter from January 1, 2010 to December 31, 2012.

	HIGH	LOW
FISCAL 2012
Fourth Quarter (through December 31, 2012)	$4.69	$3.52
Third Quarter (through September 30, 2012)	$5.13	$3.00
Second Quarter (through June 30, 2012)	$3.74	$2.33
First Quarter (through March 31, 2012)	$3.98	$2.95

FISCAL 2011
Fourth Quarter (through December 31, 2011)	$4.19	$1.88
Third Quarter (through September 30, 2011)	$3.30	$1.71
Second Quarter (through June 30, 2011)	$3.23	$1.68
First Quarter (through March 31, 2011)	$5.37	$2.86

FISCAL 2010
Fourth Quarter (through December 31, 2010)	$7.25	$4.10
Third Quarter (through September 30, 2010)	$4.45	$2.90
Second Quarter (through June 30, 2010)	$5.19	$2.75
First Quarter (through March 31, 2010)	$6.75	$3.24

Holders of Common Stock

As of December 31, 2012, there were 23 shareholders of record of our common stock.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2012 and 2011, the Company has an allowance for doubtful accounts of $0 and $0 respectively, as per the management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $56,248 decline in net realizable value of inventory for the year ended of December 31, 2012 due to our reserve for slow moving inventory.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of 2012-02 to have a material effect on its operating results or financial position.

In August 2012, FASB issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amended various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The adoption of 2012-03 did not have a material effect on the Company’s operating results or financial position.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of 2012-02 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO YEAR ENDED DECEMBER 31, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2012 and 2011:

For The Years Ended
December 31, 2012 and 2011

	2012		2011		Comparisons
		% of		% of	Change in	Change
	Amount	Revenue	Amount	Revenue	Amount	In %
REVENUES	$64,513,670	100.0%	$40,177,148	100.0%	$24,336,522	60.6%
COST OF GOODS SOLD	(51,620,280)	(80.0)%	(30,964,173)	(77.1)%	(20,656,107)	66.7%
GROSS PROFIT	12,893,390	20.0%	9,212,975	22.9%	3,680,415	39.9%
Research and Development	(2,877,283)	(4.5v	(2,304,373)	(5.7)%	(572,910)	24.9%
Selling and Marketing	(455,983)	(0.7)%	(414,255)	(1.0)%	(41,728)	10.1%
General and Administration	(4,250,832)	(6.6)%	(3,458,388)	(8.6)%	(792,444)	22.9%
INCOME FROM OPERATIONS	5,309,292	8.2%	3,035,959	7.6%	2,273,333	74.9%
Government Grants	132,139	0.2%	298,072	0.7%	(165,933)	(55.7)%
Investment (expense)	(69,429)	(0.1)%	(43,043)	(0.1)%	(26,386)	61.3%
Other Income, Net	332,936	0.5%	717,495	1.8%	(384,559)	(53.6)%
Interest (Expense) Income, Net	(117,787)	(0.2)%	255,418	0.6%	(373,205)	(146.1)%
Change in Fair Value of Financial Instruments	1,986,063	3.1%	5,401,929	13.4%	(3,415,866)	(63.2)%

INCOME (LOSS) BEFORE INCOME TAX	7,573,214	11.7%	9,665,830	24.1%	(2,092,616)	(21.6)%
INCOME TAX (EXPENSE) BENEFIT	(1,523,735)	(2.4)%	(551,060)	(1.4)%	(972,675)	176.5%
NET INCOME	$6,049,479	9.4%	$9,114,770	22.7%	$(3,065,291)	(33.6)%

Revenues

For the twelve months ended December 31, 2012, our revenues increased by 60.6%, from $40,177,148 in 2011 to $64,513,670 in 2012. This was primarily due to a significant increase in sales of our EV products and included the Yongkang Scrou’s sales.

Off-Road Vehicles

Kandi produces a wide range of go-karts, from the 90cc class to the 1,000cc class in cylinder displacement. Kandi also produces four-wheeled ATVs and specialized UTVs, which are ATVs special-fitted for agricultural and industrial use. For clarification purposes, Kandi started mass production of its go-karts in 2006; in previous quarterly and annual reports, we inadvertently stated that the production of these go-karts started in 2003.

During the twelve months ended December 31, 2012, the market condition for ATV products continued to recover. The Company continued to develop price competitive products to meet market demands, causing good results and successfully increasing the Company’s sales. Revenues from our ATVs experienced an increase of $1,552,328 or 32% in fiscal year ended December 31, 2012 from the previous year; this increase is primarily attributable to a 45.3% increase in unit sales, from 9,958 units in the fiscal year 2011 to 14,467 units in 2012, and the effect of a 9.1% unit price reduction.

In 2012, our go-karts segment experienced a significant increase in revenue of $7,870,746, or 34.3% from fiscal year 2011. This increase was mainly attributable to a 34% increase in unit sales from 25,757 units in 2011 to 34,517 units in 2012. In the fiscal year ended 2012, the Company’s successful development of meet-market-demands products achieved good results and resulted in an increase unit sales.

Utility vehicles (UTVs) experienced a significant decrease in revenue from $2,696,106 to $319,014. This 88.2% decrease is due to a 92.2% drop in unit sales from 1,198 units in 2011 to 93 units in 2012. This significant decrease in sales is primarily attributable to high competition in this UTV market, and the fact that the UTVs manufactured by the Company are relatively high end and more expensive than comparable products offered by our competitors, which effected UTV’s sales significantly compared to the same period of last year.

Super-Mini-Car EVs

The EV products experienced a significant increase in revenues. For the fiscal year 2012, the revenues from our Super-mini car increased by $12,781,419 or 204.4% from $6,253,517 in year 2011 to $19,034,936 in year 2012, which was attributable to the significant increase in unit sales of 263.5% from 1,077 units in year 2011 to 3,915 units in year 2012. This increase is primarily a result of the benefit from local government’s policies which encourage the development of EVs. For the fiscal year 2012, the average unit price of our Super-mini cars decreased 16.3%, due to a change adopted by the Company for most of the reporting period; the Company adopted the sales mode of charging or exchanging batteries and started selling EVs without batteries.

Motorcycles

Sales of three-wheeled motorcycle (TT) experienced a significant decrease in revenue from $1,592,770 in year 2011 to $1,272,898 in year 2012, despite an increase in unit sales from 782 units in year 2011 to 1,060 units in year 2012. This 20.1% decrease in revenue was mainly attributable to an average unit price decrease of 41.0% . The average unit price decreased in year 2012 primarily because the Company developed price-competitive gas-electric hybrid three wheeled motorcycles to meet the growing demand of such units in the Chinese markets.

Refitted Car

For the fiscal year ended December 31, 2012, revenues from our refitted car increased by $1,311,756, or 70.5% from fiscal year of 2011. This was mainly attributed to the 64.3% increase in unit sales from 70 units in year 2011 to 115 units in year 2012. In addition, the Company refitted other companies’ vehicles to meet special requirements for certain customers.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou Electric Co. (“Yongkang Scrou”), whose main business is producing various auto generators. From April 25, 2012 to December 31, 2012, a total of 93,881 sets of auto generators were sold with sales totaling $3,517,237

The following table lists the number of vehicles sold and sales revenue, categorized by vehicle type, within the twelve months ended December 31, 2012 and 2011:

	Year ended December 31
	2012		2011
	Units	Revenue	Units	Revenue
All-terrain Vehicles (ATVs)	14,467	$6,402,753	9,958	$4,850,425
Super-mini-cars [1]	3,915	19,034,936	1,077	6,253,517
Go-Kart	34,517	30,794,415	25,757	22,923,669
Utility vehicles (UTVs)	93	319,014	1,198	2,696,106
Three-wheeled motorcycles (TT)	1,060	1,272,898	782	1,592,770
Refitted car	115	3,172,417	70	1,860,661
Auto generator	93,881	3,517,237	-	-
Total	148,048	$64,513,670	38,842	$40,177,148

1) Includes the products called CoCo and EV in 2011’s filing, and Super-mini-cars are all EVs for 2012.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2012 was $51,620,280, representing a 66.7% increase from $30,964,173 in 2011, which corresponds to an increase in our sales.

Gross Profit

Gross profits increased by $3,680,415, or 39.9%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to the increased net sales. However, the gross margin decreased from 22.9% in year 2011 to 20% in year 2012. This is mainly due to the fact that (i) the EV’s sales chain has many links, which affected the gross margin for EV products; (ii) processing techniques for refitted cares are relatively simple, therefore, its gross margin is comparatively lower; and (iii) Scrou’s adjustment to its product structure, its disposal of its old products, and sales of price-competitive products.

Selling and Marketing

Selling and distribution expenses were $455,983 for fiscal year ended December 31, 2012, as compared to $414,255 from the same period in 2011, representing a 10.1% increase. This was primarily because an increase in our sales caused related selling and distribution expenses to increase.

General and Administrative

General and administrative expenses increased 22.9% during the fiscal year ended December 31, 2012, from $3,458,388 to $4,250,832. In addition to cash cost related to general and administrative expenses, in 2011, the general and administrative expenses included $70,781 in expenses for common stock awards to consultants for financing and investor relations services, while in year 2012, the stock awards related expense was $85,558. Additionally, the general and administrative expenses also included $19,053 in stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, while for the same period of last year, this stock based compensation cost was $252,632. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the year ended December 31, 2012 was $4,146,221, increased 32.3% from $3,134,975 for the same period in 2011. This increase was primarily because the Company has more subsidiaries in 2012 compared to year 2011, and due to expense caused by the acquisition, impairments of some assets value, higher depreciation and amortization cost and higher product insurance fees.

Research and Development

For the year ended December 31, 2012, research and development expenses increased $572,910, or 24.9%, to $2,877,283 from $2,304,373 for the year ended December 31, 2011. This increase was primarily due to additional research and development efforts on new products and on quality improvement on existing products. In the fiscal year 2012, the Company strengthened its research and development for EVs equipped with lithium batteries in order to seek the leading position in the new EV market.

Government grants

Government grants totaled $132,139 for the year ended December 31, 2012, representing a 55.7% decrease over the same period in 2011. For the year ended December 31, 2012, the government grants included $12,026 in subsidies for technology innovation and patent applications, $110,790 subsidies for supporting companies that have competitive advantages and $9,323 export subsidies.

Investment income (loss)

Investment loss was ($69,429) for the year ended December 31, 2012, compared to loss of ($43,043) for the corresponding period in 2011. For the twelve months ended December 31, 2012, the investment loss is caused by our 30% equity interest investment in Jinhua Service, which was ($43,043) for year 2011. During fiscal year 2012, Jinhua Service was in the initial launching period, so Jinhua Service recorded a net loss; however, the Company believes Jinhua Service will generate a profit in the near future.

Other Income, Net

Net other income was $332,936 for the year ended December 31, 2012, compared to $717,495 for the year ended December 31, 2011, a decrease of $384,559 or 53.6% . This decrease is primarily because, compared to fiscal year 2011, the write off of other payables, which had not been claimed for more than 3 years as of December 31, 2012, decreased.

Interest Income (Expense), Net

Net interest expense was ($117,787) for the year ended December 31, 2012, a significant change from a net income of $255,418 for the year ended December 31, 2011. For the fiscal year ended December 31, 2012, the interest expense for convertible notes was ($2), and the interest incurred by the amortization of debt discount was ($43), since the remaining $1,000 of convertible notes we previously issued were converted in the first quarter of 2012. For the same period of last year, the interest for the convertible notes was ($135), and the interest incurred by the amortization of debt discount was ($659). Excluding the effects of interest expense related to convertible notes, the net interest expense for this reporting period was ($117,742), a significant change from $256,212 net interest income for the same period in 2011. This change was mainly attributed to the increase of interest expense caused by our short-term bank loans.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2012, the interest income, which was caused by the decrease of fair value of warrants issued to investors and placement agents, and the changes of fair value of conversion features embedded in convertible notes, was $1,986,063, while for the same period last year, the interest income, which was caused by the increase in fair value of financial instruments, was $5,401,929. This significant change was primarily due to warrants being exercised and the fact that our stock price was more stable during the fiscal year 2012 compared to 2011.

Income Taxes

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, Kandi’s applicable corporate income tax rate is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our Company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, for which the tax rate is 12.5% . In 2012, this foreign-invested company tax benefit ended. However, the Company, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15% and a research and development tax credit of 36.5% .

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%. However, because Kandi New Energy’s profits were below a special standard amount in 2010, which entitled it to enjoy an initial tax benefit of a 50% reduction in taxable income and tax at a 20% reduced rate in 2011, with an effective tax rate of 10%. The special reduced CIT tax rate benefit lasted for only one year. In 2012, the tax rate went back to normal at 25%.

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate was 25% in 2012.

The Company had a tax expense of $1,523,735 for the year ended December 31, 2012 and had a tax expense of $551,060 for the year ended December 31, 2011.

Net Income (Loss)

For the fiscal year ended December 31, 2012, the Company generated a net income of $6,049,479, a decrease from a net income of $9,114,770 in year 2011. The decrease was primarily caused by a change in the fair value of financial derivatives, higher income tax, and an increase in general and administrative expenses, research and development expenses, and interest expenses in 2012.

Excluding the effects of option related expenses, which was $19,053 and $252,632 for the fiscal year 2012 and 2011 respectively, the stock award expense, which was $85,558 and $70,781 for the year 2012 and 2011 respectively, the Convertible Note’s interest expense, which was $2 and $135 for years 2012 and 2011, respectively, the effect caused by amortization of discount on Convertible Notes, which was $43 and $659 for year 2012 and 2011, respectively, and the change of the fair value of financial derivatives, which was $1,986,063 income and $5,401,929 income for years 2012 and 2011, respectively, the Company’s net income for the year ended December 31, 2012, was $4,168,072, an increase of 3.2% as compared with net income of $4,037,048 for the same period of 2011, excluding the same effects. This increase is primarily due to our increased sales and gross profit.

Summary of 4th Quarter Results

For the three months ended December 31, 2012, our revenue increased by 131.2% from $11,387,382 to $26,331,459. The cost of goods sold also increased 144.8% during the same period, while gross profit increased $2,056,179, or 82.8%, from 2,484,097 in the corresponding period last year to $4,540,276 in the fourth quarter of 2012.

For the three months ended December 31, 2012, the general and administrative expenses increased 94.4% to $1,730,232, mainly because of the impairments of some asset value, and the increase of depreciation and amortization expense. Research and development expenses increased 42.9%, primarily due to more research and development for electrical vehicles. For the three months ended December 31, 2012, we had non-cash income of $907,268 relating to the change in fair value of financial instruments, which was an expense of ($2,079,063) for the same period in 2011.

For the three months ended December 31, 2012, the company recorded net income of $2,166,781, compared to a net loss of ($829,831) for the same period of last year. Excluding the effects of option related expenses, stock award expenses, Convertible Notes interest expense, the effects caused by the amortization of discount on Convertible Notes, and the change in the fair value of financial derivative, for the three months ended December 31, 2012, the Company recorded net income of $1,279,338, a slight decrease from net income of $1, 346,907 for the same period in 2011, excluding the same effects. This decrease is primarily due to the increased general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash used by operating activities was ($10,721,895) for the year ended December 31, 2012, as compared to net cash provided by operating activities of $12,642,070 for the year ended December 31, 2011. The difference is mainly because, for the year ended December 31, 2012, the change in accounts receivable caused a net cash outflow of ($20,513,099), compared to a net cash inflow of $4,647,184 for the same reporting period in 2011.

Net cash used in investing activities was ($4,751,858) for the year ended December 31, 2012 as compared to net cash flow used in investing activities of ($22,330,894) for the same reporting period in 2011. This was primarily due to (1) ($24,383,529) net cash outflow for deposit for asset purchase, and (2) a net cash inflow of $28,591,350 in note receivable, as compared to a net cash outflow in notes receivable of ($11,845,363) for the same period last year.

Net cash flow provided by financing activities was $25,622,819 for the year ended December 31, 2012, as compared to net cash flow provided by financing activities of $4,333,237 for the same period of 2011. This change is primarily attributable to (1) a net cash inflow of $19,427,972 in note payable, as compared to a net cash outflow in notes payable of ($13,698,288) for the same period last year; (2) the Company issued 2,354,212 shares of common stock for acquisition in 2012 and more option and warrants exercised in 2012 compared to the fiscal year of 2011; and (3) the cash inflow $12,658,548 in bond payable in year 2012, although the Company recorded a net cash outflow in short-term bank loans and restricted cash in year 2012 compared to a net cash inflow in these two areas in year 2011.

Working Capital

The Company had a working capital surplus of $35,898,297 as of December 31, 2012, increase from a working capital surplus of $17,466,812 as of December 31, 2011.

As of December 31, 2012, the Company had credit lines from commercial banks for $53,830,687, of which $29,765,203 had been used as of December 31, 2012. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months, if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Off-balance Sheet Arrangements

(a) Guarantees and Pledged collateral for third party bank loans

As of December 31, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,749,766
Zhejiang Shuguang industrial Co., Ltd.	4,749,766
Yongkang Angtai Trade Co., Ltd.	791,628
Nanlong Group Co., Ltd.	9,499,533
Total	$19,790,693

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,749,766 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shenzhen Development Bank (changed the name to PingAn Bank in 2012) Hangzhou branch in the amount of $4,749,766 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $791,628 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 9, 2012 to January 9, 2013. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On August 7, 2012 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,166,511 and 6,333,022 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from August 7, 2012 to March 6, 2013, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of December 31, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,500,426
Plant and equipment net book value	$2,834,569

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

(b) Asset purchase

On February 27,2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). The Purchase Agreement finalized the arrangements the Company negotiated in 2012 for the purchase by Kandi Vehicles of certain electric vehicle (“EV”) operating assets of New Energy, including a pressing assembly line, a welding assembly line, a coating assembly line, a general assembly line and related equipment, facilities, building and land use rights (the “Purchased Assets”) for a total cash price of RMB 272,767,553 (approximately $43,296,437). The price was based upon a third-party appraisal prepared by Jinhua Jinehen Assets Appraisal Co., Ltd. In connection with the initiation of exclusive negotiations with New Energy and pursuant to a letter of intent (“LOI”) between the parties on November 20, 2012, the Company, as of December 31, 2012, delivered RMB 154,100,000 (approximately $24,397967) as a refundable deposit. Pursuant to the LOI, the deposit was to be applied to the purchase price and to be returned to Kandi Vehicles within 5 days upon the termination of negotiations if the parties could not reach a final agreement. Pursuant to the Purchase Agreement, the remainder of the purchase price will be delivered within one month of the completion of the transfer by New Energy of titles to and ownership of the Purchased Assets. Under the Purchase Agreement, New Energy is to complete the transfer of ownership and title (for the land, land use rights and operating and other assets) within three months of the signing of the Purchase Agreement. The Purchase Agreement contains customary representations and warranties and pre- and post-closing covenants of each party. Breaches of the representations and warranties are subject to customary indemnification provisions.

Item Quantitative and Qualitative Disclosures About Market Risk. 7A.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONTENTS
PAGE F-1-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

PAGES F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGES F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

PAGES F-9-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012AND 2011

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : +852 2851 7954
Fax: +852 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To: The board of directors and stockholders of
Kandi Technologies Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Group, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.
April 1, 2013	Certified Public Accountants

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$12,135,096	$2,294,352
Restricted cash	15,835,364	6,634,989
Accounts receivable	33,557,534	12,932,776
Inventories (net of reserve for slow moving inventory of $56,248 and $72,487 as of December 31, 2012 and 2011 respectively	7,630,715	6,674,467
Notes receivable	9,562,429	37,879,243
Other receivables	501,448	2,438,917
Prepayments and prepaid expenses	563,861	185,037
Due from employees	40,936	79,857
Advances to suppliers	4,769,825	852,638
Deposit for acquisition	24,397,967	-
Total Current Assets	108,995,175	69,972,276

LONG-TERM ASSETS
Plant and equipment, net	35,725,740	20,981,893
Land use rights, net	14,337,691	10,992,769
Construction in progress	-	10,007,601
Deferred taxes	695	89,998
Investment in associated companies	161,507	229,213
Goodwill	322,591	-
Intangible assets	741,591	-
Total Long-Term Assets	51,289,815	42,301,474

TOTAL ASSETS	$160,284,990	$112,273,750

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2012	2011
CURRENT LIABILITIES
Accounts payable	$8,668,478	$5,061,069
Other payables and accrued expenses	3,092,045	3,137,983
Short-term bank loans	32,615,063	36,372,492
Customer deposits	292,389	1,025,357
Notes payable, net of discount of $0 and $71 as of December 31, 2012 and 2011 respectively	25,332,088	5,847,552
Income tax payable	680,253	153,730
Due to employees	7,132	9,455
Due to related party	841,251	841,251
Deferred taxes	55,166	56,362
Financial derivate - liability	1,513,013	213
Total Current Liabilities	73,096,878	52,505,464

LONG-TERM LIABILITIES
Note payable, net of discount of $0 and $0 as of December 31, 2012 and 2011 respectively	-	-
Bond payable	12,666,044	-
Financial derivatives - liability	-	3,919,411
Total Long-Term Liabilities	12,666,044	3,919,411

TOTAL LIABILITIES	85,762,922	56,424,875

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,696,794 and 27,445,600 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	31,697	27,446
Additional paid-in capital	43,728,218	31,533,378
Retained earnings (the restricted portion is $2,831,005 and $1,940,832 at December 31, 2012 and December 31, 2011, respectively)	25,259,809	19,210,330
Accumulated other comprehensive income	5,502,344	5,077,721
TOTAL STOCKHOLDERS’ EQUITY	74,522,068	55,848,875
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,284,990	$112,273,750

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
REVENUES, NET	$64,513,670	$40,177,148

COST OF GOODS SOLD	(51,620,280)	(30,964,173)

GROSS PROFIT	12,893,390	9,212,975
Research and development	(2,877,283)	(2,304,373)
Selling and marketing	(455,983)	(414,255)
General and administrative	(4,250,832)	(3,458,388)
INCOME FROM CONTINUING OPERATIONS	5,309,292	3,035,959
Interest income	2,658,104	2,200,678
Interest (expense)	(2,775,891)	(1,945,260)
Government grants	132,139	298,072
Investment income (expense) in trading security	-	9,653
Other, net	332,936	717,495
Change in fair value of financial instruments	1,986,063	5,401,929
Investment (loss) in associated companies	(69,429)	(52,696)
INCOME (LOSS) BEFORE INCOME TAXES	7,573,214	9,665,830

INCOME TAX EXPENSE	(1,523,735)	(551,060)

NET INCOME	6,049,479	9,114,770

OTHER COMPREHENSIVE INCOME

Foreign currency translation	424,623	1,816,639

COMPREHENSIVE INCOME	$6,474,102	$10,931,409

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	29,439,328	27,438,725

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,677,325	28,735,748

NET INCOME PER SHARE, BASIC	$0.21	$0.33

NET INCOME PER SHARE, DILUTED	$0.20	$0.32

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2010	27,396,101	$27,396	$31,090,100	$10,095,560	$3,261,082	$44,474,138

Stock issuance, warrant and stock option exercise	49,499	50	65,495	-	-	65,545
Deferred tax effect	-	-	125,151	-	-	125,151
Stock option issued	-	-	252,632	-	-	252,632
Foreign currency translation gain	-	-	-	-	1,816,639	1,816,639
Net income	-	-	-	9,114,770	-	9,114,770
BALANCE AT DECEMBER 31, 2011	27,445,600	$27,446	$31,533,378	$19,210,330	$5,077,721	$55,848,875

Stock issuance, warrant and stock option exercise	4,251,194	4,251	11,543,320	-	-	11,547,571
Deferred tax effect	-	-	(78,689)	-	-	(78,689)
Stock option issued	-	-	19,053	-	-	19,053
Acquisition of SCROU	-	-	711,156		-	- 711,156
Foreign currency translation gain	-	-	-	-	424,623	424,623
Net income	-	-	-	6,049,479		6,049,479
BALANCE AT DECEMBER 31, 2012	31,696,794	$31,697	$43,728,218	$25,259,809	$5,502,344	$74,522,068

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,049,479	$9,114,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,978,626	4,696,848
Asset impairments	465,199	-
Deferred taxes	92,521	207,327
Change in value of financial instruments	(1,986,063)	(5,401,929)
Loss in investment (including investment in associated company)	69,429	52,696
Notes and warrant issuance payments	-	-
Option cost	19,053	252,632

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(20,513,099)	4,647,184
Inventories	(904,355)	(550,024)
Other receivables	1,955,055	(1,566,603)
Due from employees	37,117	(45,096)
Prepayments and prepaid expenses	(4,285,489)	(730,321)
Marketable equity securities (trading)	-	307,098

Increase (Decrease) In:
Accounts payable	3,566,354	(1,614,496)
Other payables and accrued liabilities	(50,333)	2,326,656
Customer deposits	(740,419)	924,241
Income tax payable	525,030	21,087
Net cash (used in) provided by operating activities	(10,721,895)	12,642,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(19,150,867)	(646,143)
Change of construction in progress	10,078,637	(9,839,388)
Deposit for acquisition	(24,383,529)	-
Issuance of notes receivable	(1,011,821)	(22,992,866)
Repayments of notes receivable	29,603,171	11,147,503
Cash acquired in acquisition	112,551	-
Net cash provided by (used in) investing activities	(4,751,858)	(22,330,894)

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(9,143,907)	11,246,288
Proceeds from short-term bank loans	41,504,215	48,891,560
Repayments of short-term bank loans	(45,539,128)	(42,171,867)
Proceeds from notes payable	40,491,531	35,562,160
Repayments of notes payable	(21,063,559)	(49,260,448)
Proceeds from bond payable	12,658,548	-
Option exercise & other financing	1,258,231	65,544
Warrant exercise	1,672,739	-
Common stock issued, net of cost of capital	3,784,149	-
Net cash provided by financing activities	25,622,819	4,333,237

NET DECREASE IN CASH AND CASH EQUIVALENTS	10,149,066	(5,355,587)
Effect of exchange rate changes on cash	(308,322)	(104,227)
Cash and cash equivalents at beginning of year	2,294,352	7,754,166
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,135,096	$2,294,352

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$998,706	$529,973
Interest paid	$2,570,691	$2,509,808
Issuance of Common stock for acquisition	$8,616,416	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the years ended December 31, 2012 and 2011, $10,078,637 and $0 were transferred from construction in progress to plant and equipment, respectively.

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

On June 29, 2007, the Company (Stone Mountain Resources, Inc.) executed an exchange agreement to acquire 100% of Continental Development Limited, a Hong Kong corporation (“Continental”) and its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”). Continental became a wholly owned subsidiary of Stone Mountain. Thereafter, the business of the Company was that of Continental’s wholly owned subsidiary, Kandi Vehicles.

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

On April 25 2012, The Company completed its acquisition of KO NGA Investment Limited and its subsidiaries, K S Asia Limited Group Limited, Yongkang K S Electric Limited and Yongkang Scrou Electric Co. (“Yongkang Scrou”), with consideration of 2,354,212 shares of the Company’s common stock. Yongkang Scrou manufactures various auto generators. On June 29, 2012, in connection with the completion of the Company’s internal reorganization, Yongkang Scrou became a wholly owned subsidiary of the Company.

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

The primary operations of the Company are designing, developing, manufacturing, and commercializing electrical vehicles (“EVs”), all-terrain vehicles (“ATVs”), go-karts, and specialized automobiles related products for the PRC and global markets.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $35,898,297 at December 31, 2012, increase from a working capital surplus of $17,466,812 as of December 31, 2011.

As of December 31, 2012, the Company has credit lines from commercial banks for $53,830,687, of which $29,765,203 was used at December 31. The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2012 are as follows:

	Fair Value Measurements at Reporting Date Using Quoted
	Prices in
		Active	Significant
		Markets for	Other	Significant
	Carrying value as	Identical	Observable	Unobservable
	of December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,135,096	$12,135,096	-	-
Restricted cash	$15,835,364	15,835,364	-	-
Warrants (liability)	$1,513,013	-	$1,513,013	-

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

Restricted cash on December 31, 2012 and 2011 represent time deposits on account, some of which are used to secure short-term bank loans and note payable. As of December 31, 2012, our restricted cash was as set forth on the table below:

Purpose	Amount
Used to secure short-term bank loans (also see Note 15)	$-
Used to secure note payable (also see Note 16)	9,499,533
Pure time deposits	6,335,831
Total	15,835,364

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2012 and 2011, the Company has no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of December 31, 2012 and 2011, the longest credit term used, in connection with certain select customers, was 120 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of December 31, 2012, prepayments included cash paid advances to raw material suppliers, mold manufactures, solder of properties the Company intends to acquire, and prepaid expenses, such as water and electricity fees.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as "ASC 360"). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $2,877,283 and $2,304,373 for the years ended December 31, 2012 and 2011, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are netted against the relevant research and development costs incurred when the proceeds are received or collectible.

During 2012 and 2011, $132,139 and $298,072 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

	December 31,	December 31,
	2012	2011
Year end RMB : USD exchange rate	6.3161	6.3647
Average yearly RMB : USD exchange rate	6.3198	6.4735

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The stock option based expense for the year ended December 31, 2012 is $19,053. Also see Note 19.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of warrants, which are classified as liabilities, are estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of a warrant. The risk-free interest rate, for the expected term of a warrant, is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

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

(u) Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the Convertible Notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Convertible Notes are issued, the conversion feature was recorded as a liability at its fair value, with future decreases in fair value recognized as earnings and increases in fair values recognized as expenses.

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

(v) Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At December 31, 2012, the Company determined that goodwill was not impaired.

(w) Intangible assets

Intangible assets consist of tradename and customer relations associated with the purchase price allocation of Yongkang Scrou Electric Co.. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of December 31, 2012.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of 2012-02 to have a material effect on its operating results or financial position.

In August 2012, FASB issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The adoption of 2012-03 did not have a material effect on the Company’s operating results or financial position.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of 2012-02 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers for the years ended December 31, 2012 and 2011 accounted for the following percentages of total sales and accounts receivable as follows:

	Sales		Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	December, 31, 2012	December, 31, 2011	December 31, 2012	December 31, 2011
Company A	33%	8%	21%	2%
Company B	19%	-	42%	-
Company C	12%	25%	8%	56%
Company D	11%	20%	7%	19%
Company E	8%	-	8%	-

(b) Suppliers

The Company’s major suppliers for the years ended December 31, 2012 and 2011 accounted for the following percentage of total purchases and accounts payable as follows:

	Purchases		Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Suppliers	December, 31, 2012	December, 31, 2011	December 31, 2012	December 31, 2011
Company F	32%	61%	4%	1%
Company G	26%	-	-	-
Company H	6%	-	1%	-
Company I	2%	-	1%	-
Company J	2%	-	1%	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the fiscal year ended December 31, 2012, there are 237,997 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Twelve months Ended December 31,	2012	2011
Net income	$6,049,479	$9,114,770
Weighted – average shares of common stock outstanding
Basic	29,439,328	27,438,725
Dilutive shares	237,997	1,297,023
Diluted	29,677,325	28,735,748
Basic earnings per share	$0.21	$0.33
Diluted earnings per share	$0.20	$0.32

Also see Note 19.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2012	2011
Raw material	$2,278,096	$1,737,211
Work-in-progress	3,649,414	3,898,950
Finished goods	1,759,453	1,110,793
Total inventories	7,686,963	6,746,954
Less: reserve for slowing moving inventories	(56,248)	(72,487)
Inventories, net	$7,630,715	$6,674,467

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31,	December 31,
	2012	2011
Notes receivable from unrelated companies:
Due April 7, 2012, interest at 9.6% per annum [1]		4,713,498
Due September 30, 2012, interest at 9.6% per annum [2]		33,165,745
Due September 30, 2013, interest at 9.6% per annum [3]	9,562,429

Notes receivable from unrelated companies	9,562,429	37,879,243

Bank acceptance notes:
Bank acceptance notes	-	-

Notes receivable	$9,562,429	$37,879,243

Notes receivable are unsecured.

Details of Notes receivable from unrelated parties as of December 31, 2011

Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1) 4,713,498	Zhejiang XinNeng Auto System Co., Ltd.	No relationship beyond loan	Receive interest income	Repaid in cash
2) 33,165,745	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Repaid part in cash and renewed on the due date

Details of Notes receivable from unrelated parties as of December 31, 2012

Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
3) 9,562,429	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31,	December 31,
	2012	2011
Cost of land use rights	$15,697,132	$11,997,512
Less: Accumulated amortization	(1,359,441)	(1,004,743)
Land use rights, net	$14,337,691	$10,992,769

As of December 31, 2012 and 2011, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,313,642 and $4,057,640 respectively. Also see Note 15.

As of December 31, 2012 and 2011, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd (“ZMEC”), an unrelated party of the Company was $3,500,426 and $6,935,129. Also see Notes 20.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company’s bank loans. As of December 31, 2012, ZMEC had guaranteed bank loan of the Company for a total of $15,515,904. In exchange, the Company provided guarantees for bank loans or notes being borrowed by ZMEC and pledged the Company’s assets for ZMEC’s bank loans. Also see Note 15 and Note 23.

The amortization expense for the years ended December 31, 2012 and 2011 was $346,761 and $256,884, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013	$346,761
2014	346,761
2015	346,761
2016	346,761
2017	346,761
Thereafter	12,603,886
Total	$14,337,691

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2012	December 31, 2011
At cost:
Buildings	$14,204,698	$13,698,216
Machinery and equipment	10,396,243	10,138,064
Office equipment	230,073	199,021
Motor vehicles	255,648	246,243
Moulds	33,947,746	15,286,217
	59,034,408	39,567,761
Less : Accumulated depreciation
Buildings	$(2,439,546)	$(1,949,251)
Machinery and equipment	(9,154,890)	(8,032,798)
Office equipment	(163,833)	(131,813)
Motor vehicles	(200,741)	(175,578)
Moulds	(11,349,658)	(8,296,428)
	(23,308,668)	(18,585,868)
Plant and equipment, net	$35,725,740	$20,981,893

As of December 31, 2012 and 2011, the net book value of plant and equipment pledged as collateral for the Company’s bank loans was $8,711,583 and $7,124,618, respectively.

As of December 31, 2012 and 2011, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”), an unrelated party of the Company was $2,834,569 and $4,624,347. Also see Note 23.

Also see Note 15. Depreciation expense for the years ended December 31, 2012 and 2011 was $4,577,092 and $4,439,306, respectively.

NOTE 14 - DUE TO/FROM RELATED PARTIES

Due to Related Party

	2012	2011
ELIL(a)	$841,251	$841,251
Total due to a related party	$841,251	$841,251

(a)

In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and ExcelVantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2012 and 2011, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2012	2011
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 7.87% per annum, due September 19, 2012, guaranteed by Kandi Investment Group Co.	$-	$785,583
Monthly interest only payments at 7.50% per annum, due December 24, 2013	474,977	-

Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 5.81% per annum, due January 3, 2012, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Lv Qingjiang, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,142,332
Monthly interest only payments at 6.56% per annum, due October 15, 2012, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by Company’s assets. Also see Note 12 and Note 13.	-	1,571,166
Monthly interest only payments at 6.89% per annum, due December 5, 2012, secured by Company’s asset. Also see Note 12 and Note 13.	-	785,583
Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd. (subsequently repaid on due date)	3,166,511	-
Monthly interest only payments at 6.30% per annum, due October 10, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	1,583,256	-
Monthly interest only payments at 6.30% per annum, due November 25, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	791,628	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15 - SHORT TERM BANK LOANS (CONTINUED)

	December 31,	December 31,
	2012	2011
Loans from Huaxia Bank
Monthly interest only payments at 7.22% per annum, due September 23, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Kandi Investment Group Co. Also see Note 12 and Note 13.	-	4,399,265

Loans from China Ever-bright Bank
Interest only payment at 6.71% per annum, due February 15, 2012.	-	3,142,332
Monthly interest only payments at 6.10% per annum, due May 15, 2012, secured by the Company’s time deposit. Also see Note 6.	-	2,121,073
Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	-	4,713,498
Monthly interest only payments at 7.74% per annum, due August 27, 2012, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	-	4,713,498
Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13. (subsequently repaid on due date)	4,749,766	-
Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13. (subsequently repaid on due date)	4,749,766	-
Monthly interest only payments at 7.08% per annum, due December 4, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	2,849,860	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15 - SHORT TERM BANK LOANS (CONTINUED)

	December 31,	December 31,
	2012	2011
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.71% per annum, due June 26, 2012, secured by the property of Ms. Ling Yueping, guaranteed by Nanlong Group Co., Ltd. and Mr. Hu Xiaoming	-	3,142,332
Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,166,511	-
Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,166,511	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.56% per annum, due December 4, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Zhejiang Taiping Shengshi Industrial Co., Ltd.	-	4,713,498
Monthly interest only payments at 6.60% per annum, due December 26, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,749,766	-

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 27, 2012, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,142,332
Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,166,511	-
Total	$32,615,063	$36,372,492

Short term bank loan interest expense for the years ended December 31, 2012 and 2011 was $2,556,967 , and $2,030,228, respectively.

As of December 31, 2012, the aggregate amount of short-term loans that were guaranteed or secured by various third parties was $32,140,086. The breakdown is as follows:

- $15,515,904 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank loans of $4,369,785 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $2,834,569, and $3,500,426, respectively. Also see Note 23.

- $7,916,277 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,749,766 is guaranteed by the Company. Also see Note 23.

- $3,166,511 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $4,749,766 is guaranteed by the Company. Also see Note 23.

- $17,099,159 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $9,499,533 is also guaranteed by the Company. Also see Note 23.

- $6,333,022 is guaranteed by Yongkang KangBang auto parts Co., Ltd.

- $3,166,511 is secured by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 16 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income

Notes payable are summarized as follows:

	December 31,	December 31,
	2012	2011
Bank acceptance notes:
Due January 19,2012	$-	$149,262
Due March 26, 2012	-	14,140
Due March 26, 2012	-	15,712
Due March 26, 2012	-	37,708
Due March 26, 2012	-	15,712
Due March 26, 2012	-	17,283
Due March 26, 2012	-	15,712
Due March 26, 2012	-	14,140
Due March 26, 2012	-	7,856
Due March 26, 2012	-	6,285
Due March 26, 2012	-	15,712
Due March 26, 2012	-	15,712
Due March 26, 2012	-	7,856
Due March 26, 2012	-	31,423
Due March 26, 2012	-	9,741
Due March 26, 2012	-	9,427
Due March 26, 2012	-	10,998
Due March 26, 2012	-	31,423
Due March 26, 2012	-	51,848
Due March 26, 2012	-	47,135
Due March 26, 2012	-	15,712
Due March 26, 2012	-	4,713
Due March 26, 2012	-	3,142
Due March 26, 2012	-	3,142
Due March 26, 2012	-	12,569
Due March 26, 2012	-	15,712
Due March 26, 2012	-	3,142

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 16 – NOTES PAYABLE (CONTINUTED)

	December 31,	December 31,
	2012	2011
Due March 26, 2012	-	3,142,332
Due May 10, 2012	-	78,558
Due May 10, 2012	-	157,117
Due May 10, 2012	-	188,540
Due May 10, 2012	-	94,270
Due May 10, 2012	-	31,423
Due June 19, 2012	-	235,675
Due June 19, 2012	-	1,335,491
Due March 26, 2013 (subsequently repaid on its due date)	1,583,255	-
Due March 26, 2013 (subsequently repaid on its due date)	1,583,255	-
Due June 24, 2013	3,166,511	-
Due June 24, 2013	6,333,023	-
Due June 25, 2013	2,533,209	-
Due June 25, 2013	10,132,835	-
Subtotal	$25,332,088	$5,846,623

Notes payable to unrelated companies:
Due January 20, 2012 (Interest rate 6.0% per annum)	$-	$1,000
Subtotal	$-	$1,000

Total	$25,332,088	$5,847,623

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $20,246 and $17,781 in 2012 and 2011, respectively.

Restricted cash of $9,499,533 is held as collateral for the following notes payable at December 31, 2012:

Due March 26, 2013 (subsequently repaid on its due date)	1,583,255
Due March 26, 2013 (subsequently repaid on its due date)	1,583,255
Due June 24, 2013	3,166,511
Due June 24, 2013	6,333,023
Due June 25, 2013	2,533,209
Due June 25, 2013	10,132,835
Total	$25,332,088

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 17 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date
December 27, 2015	12,666,044	12%	27 December	27 December

Total face value	12,666,044

On December 27, 2012, we borrowed RMB 80,000,000 ( $12,666,044) from China Ever-bright Securities Co. Ltd. pursuant to a bond issued to them by us. The maturity date is December 27, 2015 and no principal payments are required prior to maturity. The interest rate is 12% and interest is payable on December 27 in each of 2013, 2014 and 2015. The obligation is secured by an unrelated third party.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 18 – TAXES

(a) Corporation Income Tax

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law (the “new CIT law”) in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate of Kandi is 25%. However, a foreign-invested company which registered with the PRC government before March 16, 2007 is still permitted to apply the former corporate income tax rules. Thus, our company was exempt from corporate income tax for 2007 and 2008 and is also entitled to a 50% tax reduction for 2009, 2010 and 2011, for which the tax rate is 12.5% . In 2012, this foreign-invested company tax benefit ended. However, the Company, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15% and a research and development tax credit of 36.5%, the total tax benefit was 51.5% .

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

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate was 25% in 2012.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2012 the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the year ended December 31, 2012 due to the net operating loss carry forward in the United States.

Income tax expense for the years ended December 31, 2012 and 2011 is summarized as follows:

	For the Year Ended
	December 31,
	2012	2011
Current:
Provision for CIT	$1,523,735	$551,060
Provision for Federal Income Tax		-
Deferred:
Provision for CIT		-
Income tax expense	$1,523,735	$551,060

The Company’s income tax expense differs from the “expected” tax expense for the year ended December 31, 2012 and 2011 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Inocme Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended
	December 31,
	2012	2011
Computed “expected” income (expense)	$651,245	$(338,369)
Favorable tax rate	(1,232,306)	(659,905)
Permanent differences	932,699	197,821
Valuation Allowance	1,172,097	1,351,513
Income tax expense	$1,523,735	$551,060

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2012 and 2011 are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 18 – TAXES (CONTINUED)

	December 31,	December 31,
	2012	2011
Current portion:
Deferred tax assets (liabilities):
Expense	$(193,777)	$(11,741)
Subtotal	(193,777)	(11,741)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	138,661	(44,621)
Other		-
Subtotal	138,661	(44,621)

Total deferred tax liabilities – current portion	(55,166)	(56,362)

Non-current portion:
Deferred tax assets:
Depreciation	223,409	226,622
Loss carried forward	1,172,097	1,351,513
Valuation allowance	(1,172,097)	(1,351,513)
Subtotal	223,409	226,622

Deferred tax liabilities:
Accumulated other comprehensive gain	(222,714)	(136,624)
Subtotal	(222,714)	(136,624)

Total deferred tax assets – non-current portion	695	89,998

Net deferred tax (liabilities) assets	$(54,471)	$33,636

(b) Tax Holiday Effect

For the years ended December 31, 2012 and 2011 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2012 and 2011.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2012 and 2011 are as follows:

	For the Year Ended
	December 31
	2012	2011
Tax holiday effect	$1,232,306	$659,905
Basic net income per share effect	$0.04	$0.02

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 19 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company’s employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . On June 30, 2011, one of the Company’s directors resigned, and his 6,668 unexercised options were forfeited. As of December 31, 2012, options for 2,366,672 shares have been exercised.

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

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	1,786,637	$0.84
Granted	-	-
Exercised	1,459,977	0.80
Cancelled	-	-
Outstanding as of December 31, 2012	326,660	1.01

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 19 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2012:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
226,660	$ 0.80	6.25	226,660	$ 0.80
100,000	1.50	6.75	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors, of which the 2,600,000 options identified above are a part of, is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of December 31, 2012, the consultant had cashless exercised all the 200,000 warrants.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 19 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent was adjusted to 1,379,148 and 137,915 respectively. As of December 31, 2012, the investors had converted all $10 million principal amount and $159,522 accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of December 31, 2012, 329,000 Investor Warrants and 124,123 warrants issued to the placement agent have been exercised. As of December 31, 2012, the fair value of the Investor Warrants and the warrants issued to the placement agent is $0.44 per share.  As referenced in the Subsequent Events paragraph, as of the filing date of this Form 10-K, the number of outstanding warrants have been reduced by exercise and expiration to, in the aggregate, 1,210,912.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of December 31, 2012, the fair value of Second round warrants is $0.86 per share.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 20 – STOCK AWARD

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

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	December 31, 2012
Gross carrying amount:
Tradename	9 years	$492,235
Customer relations	9 years	304,086
		796,321
Less : Accumulated amortization
Tradename		$(33,831)
Customer relations		(20,899)
		(54,730)
Intangible assets, net		$741,591

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income and was $54,730 and $0 for the years ended December 31, 2012 and 2011, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013	$82,095
2014	82,095
2015	82,095
2016	82,095
2017	82,095
Thereafter	331,116
Total	$741,591

NOTE 22 – BUSINESS COMBINATION

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

The purchase price allocation based on a qualified independent valuation is as follows:

Working Capital	$3,308,631
Tangible Property	880,942
Identifiable Intangible Property
-Land use right	3,622,651
-Tradename	492,235
-Customer relations	304,086
-Goodwill	322,591
Deferred tax liability created, net	(314,720)
Total Purchase Price	$8,616,416

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 23 - COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of December 31, 2012, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,749,766
Zhejiang Shuguang industrial Co., Ltd.	4,749,766
Yongkang Angtai Trade Co., Ltd.	791,628
Nanlong Group Co., Ltd.	9,499,533
Total	$19,790,693

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,749,766 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shenzhen Development Bank (changed the name to PingAn Bank in 2012) Hangzhou branch in the amount of $4,749,766 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $791,628 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 9, 2012 to January 9,, 2013. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On August 7, 2012 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,166,511 and 6,333,022 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from August 7, 2012 to March 6, 2013, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of December 31, 2012, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,500,426
Plant and equipment net book value	$2,834,569

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

The Company intends to defend these cases vigorously and expects to prevail in this lawsuit since the Company including its subsidiaries did not manufacture the subject vehicle in the accident. This case is set for trial in July 2013.

(c) Asset purchase

On February 27,2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). The Purchase Agreement finalized the arrangements the Company negotiated in 2012 for the purchase by Kandi Vehicles of certain electric vehicle (“EV”) operating assets of New Energy, including a pressing assembly line, a welding assembly line, a coating assembly line, a general assembly line and related equipment, facilities, building and land use rights (the “Purchased Assets”) for a total cash price of RMB 272,767,553 (approximately $43,296,437). The price was based upon a third-party appraisal prepared by Jinhua Jinehen Assets Appraisal Co., Ltd. In connection with the initiation of exclusive negotiations with New Energy and pursuant to a letter of intent (“LOI”) between the parties on November 20, 2012, the Company, as of December 31, 2012, delivered RMB 154,100,000 (approximately $24,397967) as a refundable deposit. Pursuant to the LOI, the deposit was to be applied to the purchase price and to be returned to Kandi Vehicles within 5 days upon the termination of negotiations if the parties could not reach a final agreement. Pursuant to the Purchase Agreement, the remainder of the purchase price will be delivered within one month of the completion of the transfer by New Energy of titles to and ownership of the Purchased Assets. Under the Purchase Agreement, New Energy is to complete the transfer of ownership and title (for the land, land use rights and operating and other assets) within three months of the signing of the Purchase Agreement. The Purchase Agreement contains customary representations and warranties and pre- and post-closing covenants of each party. Breaches of the representations and warranties are subject to customary indemnification provisions.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 24 - SUBSEQUENT EVENT

On February 1, 2013, our wholly owned subsidiary, Kandi Vehicles signed a cooperation framework agreement with Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Maple”), a 99% owned subsidiary of Geely Automobile Holdings Ltd.(“Geely Auto”), to establish a joint venture company, named Zhejiang Kandi Electric Vehicles Investment Co, Ltd. (the “JV Company”). The purpose of JV Company is to engage in the investment, research and development, production, marketing and sales of electronic vehicles in China. Geely Auto is one of the largest and most well-known automobile manufacturers in China. Pursuant to the terms of the framework agreement, the JV Company will be owned 50% by Shanghai Maple and 50% by Kandi Vehicles. The registered capital of the JV Company will be RMB1,000,000,000, with 50% to be contributed by each party. Upon the establishment of the JV Company, the JV Company will acquire certain assets from Kandi and Geely Auto in order for the JV Company to possess the necessary properties, assets and technologies to conduct the EV business.

On February 27,2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). The Purchase Agreement finalized the arrangements the Company negotiated in 2012 for the purchase by Kandi Vehicles of certain electric vehicle (“EV”) operating assets of New Energy, including a pressing assembly line, a welding assembly line, a coating assembly line, a general assembly line and related equipment, facilities, building and land use rights (the “Purchased Assets”) for a total cash price of RMB 272,767,553 (approximately $43,296,437). The price was based upon a third-party appraisal prepared by Jinhua Jinehen Assets Appraisal Co., Ltd. In connection with the initiation of exclusive negotiations with New Energy and pursuant to a letter of intent (“LOI”) between the parties on November 20, 2012, the Company, as of December 31, 2012, delivered RMB 154,100,000 (approximately $24,397967) as a refundable deposit. Pursuant to the LOI, the deposit was to be applied to the purchase price and to be returned to Kandi Vehicles within 5 days upon the termination of negotiations if the parties could not reach a final agreement. Pursuant to the Purchase Agreement, the remainder of the purchase price will be delivered within one month of the completion of the transfer by New Energy of titles to and ownership of the Purchased Assets. Under the Purchase Agreement, New Energy is to complete the transfer of ownership and title (for the land, land use rights and operating and other assets) within three months of the signing of the Purchase Agreement. The Purchase Agreement contains customary representations and warranties and pre- and post-closing covenants of each party. Breaches of the representations and warranties are subject to customary indemnification provisions.

On March 13, 2013, the Company's wholly owned subsidiary, Kandi Vehicles established Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone to meet the requirements of the previously announced cooperation agreement with Geely Auto. The newly established company is a wholly owned subsidiary of Kandi Vehicles that will specialize in EV production. Kandi Changxing has been formed with the assets that Kandi Vehicles recently purchased from Zhejiang New Energy Vehicle Systems Co., Ltd., as well as certain molds and properties originally owned by Kandi Vehicles. Kandi Changxing is expected to begin production on March 29, 2013.

As disclosed in Note 19, as of December 31, 2012, there were 2,274,851 investor and placement agent warrants outstanding. As of the filing date of this Form 10-K, the total number of outstanding warrants has been reduced, by exercise and expiration, to 1,210,912.

As set forth on the Company’s Current Report on Form 8-K, filed March 25, 2013, on March 22, 2013, Kandi Vehicles entered into the Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd. with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. which is listed with Hong Kong Exchanges and Clearing Limited.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2012, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

[Not Applicable]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2012:

Name	Age	Position	Served From
Hu Xiaoming	56	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	42	Chief Financial Officer, Director	June 2007
Chen Liming (1), (2), (3)	76	Director (Independent)	May 2012
Qian Jingsong	52	Director	January 2011
Ni Guangzheng (2), (3)	74	Director (Independent)	November 2010
Jerry Lewin (1)	58	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	59	Director (Independent)	July 2011

______________
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Corporate Governance Committee

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming was appointed as our Chief Executive Officer, President and Chairman of the Board in June 2007. Prior to joining the Company, from October 2003 to April 2005, Mr. Hu served as the Project Manager (Chief Scientist) in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. From October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Wan Xiang Battery Company. Mr. Hu personally owned 4 invention patents and 7 utility model patents, which he transferred to the Company in fiscal year 2012. Mr. Hu’s experience as our Chief Executive Officer and President, as well as Chairman of the Board, and extensive scientific and operational knowledge and expertise qualifies him to serve as Chairman of the Board and led the Board to conclude that he should be nominated to serve another term as a director.

Zhu Xiaoying was appointed as our Chief Financial Officer and a director of the Company in June 2007. In addition, since September 2003, Ms. Zhu has served as Chief Financial Officer of Zhejiang Kandi Vehicles Co., Ltd., our wholly-owned operating subsidiary. From January 2000 to September 2003, Ms. Zhu served as the Accounting Manager for Zhejiang Yonkang Automobile Manufacture Co. Ms. Zhu graduated from Hangzhou Electronic Engineering University. Ms. Zhu acquired CIA certificate in 2010 and EMBA certificate from Hong Kong Polytechnic University in 2011. Ms. Zhu’s experience as our Chief Financial Officer and knowledge of current corporate finance and accounting techniques and market activities qualifies her to serve on our Board and led the Board to conclude that she should be nominated to serve another term as a director.

Qian Jingsong was appointed as a director of the Company on January 31, 2011. In addition, since October 2009, Mr. Qian has served as Deputy General Manager of Zhejiang Kandi Vehicles Co. Ltd., our wholly-owned operating subsidiary. Prior to joining the Company, from October 2006 to October 2009, Mr. Qian served in multiple capacities for Chery Karry Automobile, including Head of the Engineering Construction Group (2006-2007), Vice Manager of the Q21 Project (2007), Assistant General Manager of the Production Management and Integrated Management Departments (2007-2009). During his tenure at Chery Karry Automobile, Mr. Qian was in charge of quality assurance and participated in strategy, planning and product development work for Chery mini-cars. From August 1999 to September 2006, Mr. Qian served as Deputy General Manager and Executive General Manager of Anhui Huayang Auto Manufacturing Co., LTD, where he oversaw technical improvement, product development, administrative personnel, and external affairs. Mr. Qian received a degree in Professional Ordnance from the Aerospace Staff University in Nanjing, China in 1983. Mr. Qian’s experience in the automobile and mini-car industries and his expertise in quality assurance and planning and product development qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

Ni Guangzheng was appointed as a director of the Company in November 2010. Mr. Ni is a permanent member of Chinese Society of Electrical Engineering, and, since 1998, has served as the Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni has extensive experience in the areas of electro-technical and electrical engineering. Mr. Ni has served as: Head of Department of Electrical Engineering at Zhejiang University (1994 to 1998), Deputy Director of Electro-technical Theory Committee of China Electro-Technical Society (1989 to 1993), Director of the National ERC of Power Electronic Technology (1996 to 1998) and Deputy Director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering (1997 to 1999). Mr. Ni received his bachelors degree in electrical machine and a masters degree in Electro-technology theory from Xian Jiaotong University. Mr. Ni’s leadership skills and extensive engineering experience, as well as his electrical and technical expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin currently serves as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing 35 hotels throughout the North American continent. Mr. Lewin has been with Hyatt since 1987. In his capacity as Senior Vice President, Mr. Lewin supervises a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Mr. Lewin serves as a member of the Hyatt Hotels Corporation’s Managing Committee and sits on the board of directors of the New York City Hotel Association. Since July 2009, Mr. Lewin has served as a director and a member of the audit committee of EFT Biotech Holdings, Inc. Mr. Lewin currently serves as the President of the New York Law Enforcement Foundation and as the President of the NY State Troopers PBA Signal 30 Fund. Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas. Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lewin’s leadership skills and extensive management experience qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

Henry Yu was appointed as a director of the Company on July 1, 2011. Mr. Yu serves as a Managing Director & Regional Manager of Global Financial Institutions (Asia) of Fifth Third Bank. Prior to his current position, Mr. Yu served as Senior Vice President of the East West Bank from July 2011 to September 2012. Prior to that, Mr. Yu served as the President of Shanghai Bosun Capital Advisors in Shanghai, China from January to June 2011. From January 2008 to December 2010, Mr. Yu served as a senior manager of Standard Chartered Bank in China. From November 1999 to December 2007, Mr. Yu served as Managing Director of Global Trade Solutions of SunTrust Bank in Atlanta, Georgia. From January 1995 to November 1999, Mr. Yu served as senior manager of Comerica Bank in Chicago, Illinois. From May 1990 to December 1994, Mr. Yu was a senior manager of National City Bank in Cleveland, Ohio. Currently, Mr. Yu serves as Chair of the Advisory Board of the National Association of Chinese-Americans and serves as an Advisor to China’s Federation of Overseas Chinese. Since 2009, Mr. Yu has served as an International Advisor to Sichuan University Suzhou Institute, and, since 2004, Mr. Yu has served on the Foundation Board Trustee of Georgia Perimeter College. In addition, since July 11, 2012, Mr. Yu has served as a director of the Global Health Action, a charitable organization. From 2003 to 2007, Mr. Yu held Series 7 and 62 Certifications from the Financial Industry Regulatory Authority. Mr. Yu received his Bachelor of Arts degree in Economics from the University of Michigan in 1978 and his MBA in Finance from the University of Detroit in 1980. Mr. Yu’s leadership skills and extensive financial experience qualifies him to serve on our Board and led the Board to conclude that that he should be nominated to serve another term as a director.

Chen Liming was appointed as a director of the Company on May 1, 2012. Mr. Chen serves as an advisor to AA Wind & Solar Energy Development Group, LLC. Prior to his current position, from February 2009 to October 2010, Mr. Chen participated in a joint venture with Mr. Qiu Youmin, the former designer of Geely Automobile Co., Ltd., and assisted in the development of super mini three seat pure electric vehicles. From June 2008 to July 2009, he participated in the development of Lithium Iron Phosphate Battery with Shanghai Yuankai Group. Mr. Chen served as a Professor of Electrical Engineering at Zhejiang University from 1983 to 1997. In addition, Mr. Chen served as a visiting scholar in the Electrical Engineering Department at Columbia University in New York City from 1981 to 1983 and as a professor in Electrical Engineering at Zhejiang University from 1960 to 1981. Mr. Chen received his bachelor degree from Southeast University in Jiangsu, China in 1960. Mr. Chen’s experience in the automobile and mini-car industries, extensive electrical engineering experience and knowledge, and knowledge of current corporate finance and accounting techniques and market activities qualifies him to serve on our Board and led the Board to conclude that that he should be nominated to serve another term as a director.

Family Relationships

No family relationships exist among any of our director nominees or executive officers.

Audit Committee Financial Expert

Our Audit Committee currently consists of Henry Yu (Chairman), Jerry Lewin and Chen Liming, each of whom is independent under NASDAQ listing standards. Our Board of Directors determined that each of Mr. Yu and Mr. Lewin qualifies as an “audit committee financial expert,” as defined by Item 407 of Regulation S-K and NASDAQ Rule 5605(a)(2). In reaching this determination, the Board of Directors made a qualitative assessment of Mr. Yu’s and Mr. Lewin’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our Code of Ethics is included as an exhibit to a Form 8-K filed, November 5, 2007. A copy of our Code of Ethics will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016. You may also access these filings at our web site under the investor relations link at www.en.kandivehicle.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2012, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for: (i) a late Form 3 filing for Mr. Chen Liming, a member of our Board, (ii) a late Form 4 filing for Mr. Jerry Lewin, a member of our Board, (iii) a late Form 4 filing for Mr. Henry Yu, a member of our Board, (iv) a late Form 4 filing for Mr. Hu Xiaoming, the Chairman of our Board and our CEO and President and (v) a late Form 4 filing for Ms. Zhu Xiaoying, our CFO. Each delinquent filer set forth herein filed a Form 4 (and in the case of Mr. Liming a Form 3) promptly upon discovery of the inadvertent error.

Item 11.Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2012 and 2011, by those individuals who served as our Chief Executive Officer, or Chief Financial Officer during any part of fiscal year 2012 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2012. The individuals listed in the table below are referred to as the “named executive officers.”

						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(3)	($)	($)	($)	($)
Hu Xiaoming (1)	2012	$31,646	—	—	$5,877	—	—	—	$37,523
CEO, President and Chairman of the Board	2011	$30,895	—	—	$79,346	—	—	—	$110,241

Zhu Xiaoying (2)	2012	$23,735	—	—	$3,820	—	—	—	$27,555
CFO	2011	$23,171	—	—	$51,575	—	—	—	$74,746

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2012, the primary components of our executive compensation programs were base salary and equity compensation.

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

Long-Term Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for our named executive officers. We believe that a significant portion of the compensation paid to our named executive officers should be performance-based and therefore at risk. Awards made are granted under the Kandi Technologies Group, Inc. Omnibus Long-Term Incentive Plan (the “LTIP”). At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the LTIP, As of December 31, 2012, 2,600,000 options have been granted under the LTIP to the Company’s employees and directors, among which 2,366,672 have been exercised, and 6,668 have been forfeited.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2012, by those individuals who served as our named executive officers during any part of fiscal year 2012.

	Option Awards					Stock Awards
Equity
Incentive
Plan
			Equity				Market	Awards:	Equity Incentive
			Incentive Plan				Value of	Number of	Plan Awards:
	Number of	Number of	Awards:				Shares or	Unearned	Market or Payout
	Securities	Securities	Number of			Number	Units of	Shares,	Value of
	Underlying	Underlying	Securities			of Shares or	Stock	Units or	Unearned
	Unexercised	Unexercised	Underlying	Option		Units of	That	Other	Shares, Units or
	Options	Options	Unexercised	Exercise	Option	Stock That	Have Not	Rights That	Other Rights That
	(#)	(#)	Unearned	Price	Expiration	Have Not	Vested	Have Not	Have Not Vested
Name	Exercisable	Unexercisable	Options (#)	($)(4)	Date	Vested (#)	($ )	Vested (#)	($)
Hu Xiaoming(1)(3)	—	—	—	$—	—	—	—	—

Zhu Xiaoying(2)(3)	—	—	—	$—	—	—	—	—

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)

On February 11, 2009, the Compensation Committee and the Board approved the grant of stock options for 2,600,000 shares of common stock to certain executive officers and directors of the Company. The stock options vest ratably over three years (on the anniversary of the grant date) and expire in ten years from the grant date. The grant date fair value of each stock option awarded was $0.79. Mr. Hu was granted 800,000 stock options, all of which have been exercised. Ms. Zhu was granted 520,000 stock options, all of which have been exercised as of December 31, 2012.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2012 fiscal year to each of our non-executive directors:

					Non-Equity	Nonqualified
	Fees Earned		Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in		Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)(2)		($)	($) (1)(2)	($)	Earnings	($)	($)
Zheng Mingyang(3)	$0		–	$147	–	–	–	$147
Ni Guangzheng	$3,798		–	–	–	–	–	$3,798
Qian Jingsong	$47,470		–	–	–	–	–	$47,470
Henry Yu	$24,000		42,900	–	–	–	–	$66,900
Jerry Lewin	$24,000		42,658	–	–	–	–	$66,658
Chen Liming	$2,532	(4)	–	–	–	–	–	$2,532

(1)

The amounts in these columns represents the aggregate grant date fair value of stock option awards granted to our non-named-Executive-officer directors during fiscal year ended December 31, 2012, in accordance with ASC Topic 718. On February 11, 2009, the Compensation Committee and the Board of Directors approved the grant of stock options for 2,600,000 shares of common stock to certain executive officers and directors of the Company. The stock options vest ratably over three years and expire in ten years from the grant date. The grant date fair value of each stock option awarded was $0.79.

(2)

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly Board fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 2,000 (approximately $316); (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 2,000(approximately $316). The Company did not pay a monthly fee to Zheng Mingyang.

(3)	Resigned from the Board of Directors in April 2012

(4)	Appointed to the Board of Directors in May 2012; therefore, reported compensation reflects eight months of fees for fiscal year ended December 31, 2012.

In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to provide Mr. Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. Similarly, in July 2011, the Board of Directors authorized the Company to provide Mr. Lewin with 5,000 shares of Company’s restricted common stock every six months from August 2011, par value $0.001. As of December 31, 2012, 10,000 shares of restricted common stock have been issued to Mr. Lewin and Mr. Yu each.

The aggregate number of stock options and restricted outstanding, as of December 31, 2012, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Qian Jingsong	0	0
Henry Yu	0	10,000
Chen Liming	0	0
Ni Guangzheng	0	0
Jerry Lewin	0	10,000

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

		Amount and Nature
		of Beneficial	Percent of
Title of Class	Name of Beneficial Owner	Ownership	Class
Common Stock	Excelvantage Group Limited(3)	12,000,000(1)	37.86%
Common Stock	Hu Xiaoming	12,818,500(2)	40.44%
Common Stock	Zhu Xiaoying	520,000	1.64%
Common Stock	Qian Jingsong	-	-
Common Stock	Henry Yu	10,000	0.03%
Common Stock	Chen Liming	-	-
Common Stock	Ni Guangzheng	-	-
Common Stock	Jerry Lewin	10,000	0.03%
All officers and directors		13,358,500	42.14%

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

(2)

Includes (i) 818,500 shares owned directly by Mr. Hu and (ii) 12,000,000 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

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

In connection with the share exchange transaction, which took place on June 29, 2007, between Stone Mountain Resources, Inc., a Delaware corporation (“Stone Mountain”), Continental Development Ltd, a Hong Kong corporation, and Excelvantage Group Limited, a British Virgin Islands company, certain of the expenses incurred in the United States in connection with the transaction were paid on behalf of Stone Mountain by Ever Lotts Investment Limited (“ELIL”), an entity set up for this purpose by certain shareholders of Stone Mountain. As of December 31, 2012 and 2011, ELIL had paid $841,251 and $841,251, respectively, for expenses in connection with the share exchange transaction.

The following table lists the amount due to related party as of December 31, 2012 and 2011. There were no transactions with related parties during the fiscal years of 2011 and 2012.

	2012	2011
ELIL	$841,251	$841,251
Total due to related party	$841,251	$841,251

Director Independence

Mr. Henry Yu, Chen Liming, Ni Guangzheng and Jerry Lewin are all non-employee directors, all of whom our Board of Directors has determined are independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Albert Wong & Co., and other accounting related service providers for the years ended December 31, 2012 and 2011 respectively.

	2012	2011
Audit Fees	$160,000	$111,000
Audit Related Fees	$20,000	$9,000
All Other Fees	$7,700	$77,600
TOTAL FEES	$187,700	$197,600

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports, Audit related fees mainly include the fees associated with the financial instruments and assets evaluation, while all other fees include fees occurred for services performed in conjunction with internal control and our filing of the tax return

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1

Share Exchange Agreement, dated June 29, 2007, among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222)

3.3	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012)

3.4	Amended and Restated Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010]

5.1	Legal Opinion of K&L Gates LLP. [Incorporated by reference from Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010]

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

10.17	Sales Contract, dated September 29, 2012, by and between, Zhejiang Kandi Vehicles Co., Ltd. and China Aviation Lithium Battery (Hangzhou) Co., Ltd. [ Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2012]

10.18	Share Exchange Agreement, dated February 13, 2012, by and among, Kandi Technologies Corp., KO NGA Investment Limited and each of the shareholders of KO NGA Investment Limited. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2012]

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 14, 2007]

23.1	Consent of Albert Wong & Co.†

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certification s of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, GROUP, INC.

April 1, 2013	By: /s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	April 1, 2013
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	April 1, 2013
(Principal Financial Officer and Principal Accounting Officer)

/s/ Chen Liming	Director	April 1, 2013

/s/ Ni Guangzheng	Director	April 1, 2013

/s/ Jerry Lewin	Director	April 1, 2013

/s/ Henry Yu	Director	April 1, 2013

/s/ Qian Jingsong	Director	April 1, 2013