Form 10-Q
period 2013-03-31
Kandi Technologies Group, Inc.
filed 2013-05-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number 001-52186

KANDI TECHNOLOGIES GROUP, INC.
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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

As of May 9, 2013 the registrant had issued and outstanding 32,539,867 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,987,688	$12,135,096
Restricted cash	7,962,583	15,835,364
Accounts receivable	38,185,652	33,557,534
Inventories (net of reserve for slow moving inventory of $0 and $56,248 as of March 31, 2013 and December 31, 2012 respectively)	10,575,936	7,630,715
Notes receivable	11,556,942	9,562,429
Other receivables	592,408	501,448
Prepayments and prepaid expenses	578,840	563,861
Due from employees	47,467	40,936
Advances to suppliers	2,065,293	4,769,825
Deferred tax	91,897	-
Deposit for acquisition	38,644,613	24,397,967
Total Current Assets	114,289,319	108,995,175

LONG-TERM ASSETS
Plant and equipment, net	33,927,019	35,725,740
Land use rights, net	14,329,219	14,337,691
Construction in progress	-	-
Deferred taxes	1,301	695
Investment in associated companies	148,361	161,507
Goodwill	322,591	322,591
Intangible assets	721,067	741,591
Total Long-Term Assets	49,449,558	51,289,815

TOTAL ASSETS	$163,738,877	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$10,708,090	$8,668,478
Other payables and accrued expenses	3,021,231	3,092,045
Short-term bank loans	32,794,193	32,615,063
Customer deposits	25,470	292,389
Notes payable, net of discount of $0 and $0 as of March 31, 2013 and December 31, 2012 respectively	22,287,315	25,332,088
Income tax payable	258,594	680,253
Due to employees	11,058	7,132
Due to related party	841,251	841,251
Deferred taxes	-	55,166
Financial derivate - liability	449,559	1,513,013
Total Current Liabilities	70,396,761	73,096,878

LONG-TERM LIABILITIES
Bond payable	12,735,609	12,666,044
Financial derivatives - liability		-
Total Long-Term Liabilities	12,735,609	12,666,044

TOTAL LIABILITIES	83,132,370	85,762,922

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,539,867 and 31,696,794 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	32,540	31,697
Additional paid-in capital	46,990,026	43,728,218
Retained earnings (the restricted portion is $2,831,005 and $2,831,005 at March 31, 2013 and December 31, 2012, respectively)	27,496,682	25,259,809
Accumulated other comprehensive income	6,087,259	5,502,344
TOTAL STOCKHOLDERS’ EQUITY	80,606,507	74,522,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,738,877	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES, NET	$14,662,521	$14,355,541
COST OF GOODS SOLD	(11,290,490)	(11,014,691)
GROSS PROFIT	3,372,031	3,340,850
Research and development	(689,665)	(756,096)
Selling and marketing	(89,614)	(93,835)
General and administrative	(692,964)	(683,620)
INCOME FROM CONTINUING OPERATIONS	1,899,788	1,807,299
Interest (expense) income, net	(670,208)	131,602
Change in fair value of financial instruments	990,395	942,950
Government grants	-	-
Investment (loss) income	(14,023)	(13,401)
Other income, net	122,365	34,468
INCOME (LOSS) BEFORE INCOME TAXES	2,328,317	2,902,918
INCOME TAX EXPENSE	(91,444)	(519,966)
NET INCOME	2,236,873	2,382,952
OTHER COMPREHENSIVE INCOME
Foreign currency translation	584,915	395,416

COMPREHENSIVE INCOME (LOSS)	$2,821,788	$2,778,368
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	32,298,832	27,450,371
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	32,539,339	28,839,747
NET INCOME PER SHARE, BASIC	$0.07	$0.09
NET INCOME PER SHARE, DILUTED	$0.07	$0.08

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,236,873	$2,382,952
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,109,977	1,200,884
Deferred taxes	(144,911)	(24,184)
Option expense	-	19,053
Change of derivative instrument’s fair value	(990,395)	(942,950)
Loss in investment in associated company	14,023	13,401

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(4,440,829)	(2,626,288)
Inventories	(2,901,362)	(1,470,587)
Other receivables and prepaid expenses	(88,166)	1,121,239
Due from employees	(2,418)	220,807
Prepayments and prepaid expenses	2,717,021	(1,337,864)

Increase (Decrease) In:
Accounts payable	1,990,665	308,069
Other payables and accrued liabilities	(85,177)	(2,530,325)
Customer deposits	(268,344)	(998,466)
Income tax payable	(425,109)	365,152
Net cash (used in) provided by operating activities	$(278,152)	$(4,299,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(8,698)	(16,512)
Purchase of construction in progress	-	(181,009)
Issuance of notes receivable	(1,940,690)	-
Repayments of notes receivable	-	18,032,672
Deposit for acquisition	(14,103,172)	-
Net cash provided by (used in) investing activities	$(16,052,560)	$17,835,151

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$7,954,409	$(15,758,880)
Proceeds from short-term bank loans	12,727,059	6,297,349
Repayments of short-term bank loans	(12,727,059)	(6,328,994)
Proceeds from notes payable	-	8,686,544
Repayments of notes payable	(3,181,765)	(3,752,827)
Warrant exercise	3,244,318	-
Option exercise & other financing	38,100	40,749
Net cash provided by financing activities	8,055,062	(10,816,059)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,275,650)	2,719,985
Effect of exchange rate changes on cash	128,242	3,173
Cash and cash equivalents at beginning of period	12,135,096	2,294,352
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,987,688	$5,017,510

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$516,554	$154,814
Interest paid	$553,089	$648,059

SUPPLEMENTAL NON-CASH DISCLOSURE:
During the three months ended March 31, 2013 and 2012, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean Kandi Technologies Group, Inc., a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

On June 29, 2007, the Company (Stone Mountain Resources, Inc.) executed an exchange agreement to acquire 100% of Continental Development Limited, a Hong Kong corporation (“Continental”) and its wholly owned subsidiary Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”). Upon consummation of the exchange agreement, Continental became a wholly owned subsidiary of the Company, and the Company began conducting its primary business operations through Kandi Vehicles.

On December 31, 2010, in connection with forming the first Chinese electric vehicle battery replacement service provider, Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service.

In 2011, Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) was formed by Kandi Vehicles and Mr. Xiaoming Hu, our Chairman and CEO. Kandi Vehicles has a 50% ownership interest in, and controls the Board of Directors of, Kandi New Energy. Pursuant to a Share Escrow and Trust Agreement, Loan Agreement, Contractor Agreement, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

On April 25 2012, pursuant to a Share Exchange Agreement, the Company completed an acquisition of KO NGA Investment Limited and its subsidiaries, K S Asia Limited Group Limited, Yongkang K S Electric Limited and Yongkang Scrou Electric Co. (“Yongkang Scrou”). On June 29, 2012, in connection with the completion of an internal reorganization, Yongkang Scrou, a manufacturer of various auto generators, became a wholly owned subsidiary of the Company.

On March 1, 2013, the Company's wholly owned subsidiary, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing, a wholly owned subsidiary of Kandi Vehicles, specializes in the production of electrical vehicles (“EVs”).

The Company’s organization chart as of this reporting date is as follows:

The Company's primary business operations are the design, development, manufacturing, and commercialization of EVs, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles for the PRC and global markets.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 2 – LIQUIDITY

As of March 31, 2013, the Company’s working capital surplus was $43,892,558.

As of March 31, 2013, the Company had credit lines from commercial banks of $54,126,337, of which $32,794,193 was used as of March 31, 2013.

Historically, the Company has financed itself through short-term commercial bank loans obtained from PRC banks. The term of these loans are typically for one year; upon our payment of all outstanding principal and interest in a respective loan, the PRC banks have typically rolled over such loans for an additional one-year term, subject to interest rate adjustments to reflect prevailing market rates. The Company believes these lending arrangements have not changed and that short-term bank loans will continue to be available on customary terms and conditions.

The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months (if required). However, the Company believes that its access to existing financing sources, as well as its established relationships with PRC banks, will enable it to meet its obligations and fund its ongoing operations.

On April 19, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions and volume limitations, the registration statement will allow us, from time to time, to offer and sell up to $60 million of equity, debt and hybrid securities as described in the registration statement. The registration statement has not yet been declared effective by the SEC. We have not issued or sold any securities pursuant to the shelf registration statement.

NOTE 3 - BASIS OF PRESENTATION

The Company maintains its general ledger and journals in accordance with the accrual method of accounting for financial reporting purposes. Presented financial statements and notes are representations of our management. Adopted accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of our financial statements.

The financial information included herein for the three month periods ended March 31, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of “Continental”)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)
(vi)	Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of Kandi Vehicles)

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

As of March 31, 2013, our assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
				Significant
		Active Markets for	Significant Other	Unobservable
	Carrying value as	Identical Assets	Observable Inputs	Inputs
	of March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,987,688	$3,987,688	-	-
Restricted cash	7,962,583	7,962,583	-	-
Warrants	449,559	-	449,559	-

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

Restricted cash, as of March 31, 2013 and December 31, 2012, represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of March 31, 2013, our restricted cash was as follows:

Purpose	Amount
Used to secure note payable (also see Note 15)	$7,959,755
Used to secure short-term bank loans (also see Note 14)	-
Pure time deposits	2,828
Total	7,962,583

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on a weighted average basis. The cost of finished goods is also determined on a weighted average basis and includes direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices, less any further costs expected to be incurred and related completion and selling expenses.

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of March 31, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

As of March 31, 2013 and December 31, 2012, the longest credit term used, in connection with certain selected customers, was 120 days.

(f) Note receivable

Notes receivable represents short-term loans to third parties with the maximum term of one year. Interest income is recognized, on an accrual basis, in accordance with each agreement between a borrower and the Company. If notes receivable are provided for, or written off, such notes are recognized in the relevant year that the loan default is probable (management is reasonably certain and losses can be reasonably estimated). The Company recognizes income if the written-off loan is recovered at a future date. In case of foreclosure procedures or legal actions, the Company provides accrual for related foreclosure and litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of March 31, 2013, prepayments included cash paid advances to raw material suppliers, and prepaid expenses, such as water and electricity fees.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Construction in Progress

Construction in progress represents the direct costs of construction, the acquisition cost of buildings, or machinery and design fees. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(j) Land Use Rights

Chinese law, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

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

During the reporting period, no impairment loss was recognized.

(l) Revenue Recognition

Revenue represents the invoiced value of goods sold. Revenue is recognized when we ship the goods to our customers. Revenue is recognized when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The seller’s price to the buyer is fixed or determinable; and
  Collectability is reasonably assured.

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $689,665 and $756,096 for the three months ended March 31, 2013 and 2012, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are recognized when the proceeds are received or collectible.

For the three months ended March 31, 2013 and 2012, $0 and $0, respectively, was received from the PRC government.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred tax calculation represents the management’s best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

	March 31,	December 31,	March 31,
	2013	2012	2012
Period end RMB : USD exchange rate	6.2816	6.3161	6.3247
Average RMB : USD exchange rate	6.2858	6.3198	6.3201

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

The stock based compensation expense for the period ended March 31, 2013 was $0. See Note 18.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities respectively in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

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

(t) Goodwill

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At March 31, 2013, the Company determined that goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of tradename and customer relations associated with the purchase price allocation of Yongkang Scrou Electric Co.. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of March 31, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The adoption of 2012-02 did not have a material effect on our operating results or financial position.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of 2013-01 did not have a material effect on our operating results or financial position.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is presently required under U.S. GAAP to be disclosed elsewhere in the financial statements.

The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. The adoption of 2013-02 did not have a material effect on our operating results or financial position.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company does not expect the adoption of 2013-04 to have a material effect on its operating results or financial position.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company does not expect the adoption of 2013-05 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

For the period ended March 31, 2013, the Company’s major customers accounted for the following percentages of its total sales and accounts receivable:

	Sales		Accounts Receivable
	Three Months	Three Months
Major	Ended March 31,	Ended March 31,
Customers	2013	2012	March 31, 2013	December 31, 2012
Company A	45%	63%	37%	21%
Company B	20%	12%	16%	8%
Company C	11%	5%	12%	8%
Company D	8%	-	7%	8%
Company E	4%	14%	6%	7%

(b) Suppliers

For the three months ended March 31, 2013, the Company’s major suppliers accounted for the following percentages of total purchases and accounts payable:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended March 31,	Ended March 31,
Major Suppliers	2013	2012	March 31, 2013	December 31, 2012
Company F	49%	59%	29%	4%
Company G	31%	20%	-	-
Company H	5%	-	-	1%
Company I	2%	1%	2%	1%
Company J	1%	1%	-	1%

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the three months ended March 31, 2013, there were 240,507 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended March 31,	2013	2012
Net income (loss)	$2,236,873	$2,382,952
Weighted – average shares of common stock outstanding
Basic	32,298,832	27,450,371
Dilutive shares	240,507	1,389,376
Diluted	32,539,339	28,839,747
Basic income per share	$0.07	$0.09
Diluted income per share	$0.07	$0.08

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2013
	(Unaudited)	December 31, 2012
Raw material	$2,361,694	$2,278,096
Work-in-progress	6,805,040	3,649,414
Finished goods	1,409,202	1,759,453
	10,575,936	7,686,963
Less: reserve for slow moving inventories	-	(56,248)
Inventories, net	$10,575,936	$7,630,715

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31, 2013	December 31,
	(Unaudited)	2012
Notes receivable from unrelated companies:
Due September 30, 2013, interest at 9.6% per annum [1]	$11,556,942	$9,562,429
	11,556,942	9,562,429

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$11,556,942	$9,562,429

Details of Notes receivable from unrelated parties as of December 31, 2012

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	9,562,429	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

Details of Notes receivable from unrelated parties as of March 31, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	11,556,942	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2013
	(Unaudited)	December 31, 2012
Cost of land use rights	$15,783,344	$15,697,132
Less: Accumulated amortization	(1,454,125)	(1,359,441)
Land use rights, net	$14,329,219	$14,337,691

As of March 31, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,310,879 and $7,313,642, respectively. Also see Note 14.

As of March 31, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company, was $3,496,401 and $3,500,426. Also see Notes 21.

It is a common business practice among Chinese companies located in Kandi's geographic region to exchange guarantees related to bank debt without receiving consideration. It is considered a “favor for favor” business practice, and it is commonly required by lending banks, as in the instances described herein. In return, ZMEC has guaranteed certain bank loans received by the Company. As of March 31, 2013, ZMEC had guaranteed bank loans of the Company totaling $15,601,121. In exchange, the Company provided guarantees for ZMEC's bank loans and allowed ZMEC to pledge certain assets owned by the Company to secure the repayment of ZMEC’s bank loans. Also see Note 14 and Note 21.

The amortization expense for the three months ended March 31, 2013 and 2012 was $87,160 and $65,780 respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (nine months)	$261,479
2014	348,638
2015	348,638
2016	348,638
2017	348,638
Thereafter	12,673,188
Total	$14,329,219

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2013
	(Unaudited)	December 31, 2012
At cost:
Buildings	$14,282,713	$14,204,698
Machinery and equipment	10,454,094	10,396,243
Office equipment	233,719	230,073
Motor vehicles	262,608	255,648
Moulds	34,134,195	33,947,746
	59,367,329	59,034,408
Less : Accumulated depreciation
Buildings	$(2,573,533)	$(2,439,546)
Machinery and equipment	(9,471,991)	(9,154,890)
Office equipment	(171,421)	(163,833)
Motor vehicles	(207,399)	(200,741)
Moulds	(13,015,966)	(11,349,658)
	(25,440,310)	(23,308,668)
Plant and equipment, net	$33,927,019	$35,725,740

As of March 31, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for bank loans was $8,669,164 and $8,711,583, respectively.

As of March 31, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party, was $2,823,335 and $2,834,569. Also see Note 21.

Depreciation expense for three months ended March 31, 2013 and 2012 was $2,002,293 and $1,135,062 respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,
	2013	December 31,
	(Unaudited)	2012
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 7.50% per annum, due December 24, 2013	$477,586	$474,977

Loans from Commercial Bank-Jiangnan Branch
Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,166,511

Monthly interest only payments at 6.30% per annum, due October 10, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	1,591,952	1,583,256

Monthly interest only payments at 6.30% per annum, due November 25, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	795,976	791,628

Monthly interest only payments at 6.30% per annum, due January 6, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,183,902	-

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,775,853	-

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,775,853	-

Monthly interest only payments at 7.08% per annum, due December 4, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	2,865,512	2,849,860

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	March 31,
	2013	December 31,
	(Unaudited)	2012
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,183,902	3,166,511

Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,183,902	3,166,511

Loans from Bank of Shanghai
Monthly interest only payments at 6.60% per annum, due December 26, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,775,853	4,749,766

Loans from China Ever-growing Bank
Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,183,902	3,166,511
Total	$32,794,193	32,615,063

Interest expense for the three months ended March 31, 2013 and 2012 was $552,930, and $655,975, respectively.

As of March 31, 2013, the aggregate amount of short-term loans that are guaranteed by various third parties is $32,316,607,

     - $15,601,121 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank loans of $4,393,785 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $2,823,335, and $3,496,401, respectively. Also see Note 21.

     - $7,959,755 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,775,853 is guaranteed by the Company. Also see Note 21.

     - $3,183,902 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $4,775,853 are guaranteed by the Company. Also see Note 21.

     - $17,193,072 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $9,551,707 is also guaranteed by the Company. Also see Note 21.

     - $6,367,804 is guaranteed by Yongkang KangBang auto parts Co., Ltd.

     - $3,183,902 is secured by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	March 31,2013	December 31,
	(Unaudited)	2012
Bank acceptance notes:
Due March 26, 2013	$-	$1,583,255
Due March 26, 2013	-	1,583,255
Due June 24, 2013	3,183,902	3,166,511
Due June 24, 2013	6,367,804	6,333,023
Due June 25, 2013	2,547,122	2,533,209
Due June 25, 2013	10,188,487	10,132,835
Subtotal	$22,287,315	$25,332,088

Notes payable to unrelated companies:
	-	-
Subtotal	$-	$-

Total	$22,287,315	$25,332,088

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.005% of the principal as commission on each transaction. Bank charges for notes payable were $0 for the first three months ended March 31, 2013.

Restricted cash of $7,959,755 is held as collateral for the following notes payable as of March 31, 2013:

Due June 24, 2013	3,183,902
Due June 24, 2013	6,367,804
Due June 25, 2013	2,547,122
Due June 25, 2013	10,188,487
Total	$22,287,315

NOTE 16 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date
December 27, 2015	12,735,609	12%	27 December	27 December

Total face value	12,735,609

On December 27, 2012, we borrowed RMB 80,000,000 ($12,735,609) from China Ever-bright Securities Co. Ltd. pursuant to a bond issued to them by us. The maturity date is December 27, 2015 and no principal payments are required prior to maturity. The interest rate is 12% and interest is payable on December 27 in each of 2013, 2014 and 2015. The obligation is secured by an unrelated third party.

NOTE 17 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law (the “new CIT law”) in its fifth plenary session. The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate of Kandi is 25%. However, as in fiscal year ended 2012, in fiscal year 2013, the Company, as a result of qualifying as a high technology company in China, is not only entitled to pay a reduced income tax rate of 15%, but is also entitled to a research and development tax credit of 25% of 50% actual spending, with effective rate of 36.5% and 53.5%, resulting in a total tax benefit of 51.5% and 68.5%.

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate is 25%

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value added tax (“VAT”) which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual basis but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off CIT timing difference which is derived from the VAT reporting system and will create a temporary sales cut-off timing difference; this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported in the Form 10-K..

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2013, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2013 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the three months ended March 31, 2013 due to the net operating loss carry forward in the United States.

NOTE 17 – TAX (CONTINUED)

Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 is summarized as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2013	2012
Current:
Provision for CIT	$91,444	$519,966
Provision for Federal Income Tax	0	0
Deferred:		-
Provision for CIT	0	0
Income tax expense (benefit)	$91,444	$519,966

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2013 and 2012 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Inocme Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2013	2012
Computed "expected" expense	$204,940	$290,932
Favorable tax rate	(124,314)	(438,229)
Permanent differences	10,803	597,047
Valuation allowance	15	70,216
Income tax expense (benefit)	$91,444	$519,966

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012 are summarized as follows:

NOTE 17 – TAX (CONTINUED)

	March 31, 2013	December 31,
	(Unaudited)	2012
Current portion:
Deferred tax assets (liabilities):
Expense	$(12,291)	$(193,777)
Subtotal	(12,291)	(193,777)

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	104,188	138,611
Other	-	-
Subtotal	104,188	138,611

Total deferred tax assets (liabilities) – current portion	91,897	(55,166)

Non-current portion:
Deferred tax assets:
Depreciation	196,176	223,409
Loss carried forward	15	1,172,097
Valuation allowance	(15)	(1,172,097)
Subtotal	196,176	223,409

Deferred tax liabilities:
Accumulated other comprehensive gain	(194,875)	(222,714)
Subtotal	(194,875)	(222,714)

Total deferred tax assets – non-current portion	1,301	695

Net deferred tax assets (liabilities)	$93,198	$(54,471)

(b) Tax Benefit (Holiday) Effect

For the three months ended March 31, 2013 and 2012 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the three months ended March 31, 2013 and 2012.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended
	March 31
	(Unaudited)
	2013	2012
Tax benefit (holiday) credit	$124,314	$438,229
Basic net income per share effect	$0.004	$0.02

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of March 31, 2013, options for 2,366,672 shares have been exercised and 6,668 options have been forfeited.

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

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2013	326,660	1.01

The following table summarizes information about stock options outstanding as of March 31, 2013:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
226,660	$ 0.80	6	226,660	$ 0.80
100,000	1.50	6.5	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of March 31, 2013, the consultant had cashless exercised all the 200,000 warrants.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of March 31, 2013, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of March 31, 2013, 1,162,073 Investor Warrants and 124,123 warrants issued to the placement agent have been exercised. And 217,075 Investor Warrants and 13,792 warrants issued to the placement agent have been forfeited.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second round warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of March 31, 2013, the fair value of Second round warrants is $0.37 per share.

NOTE 19 – STOCK AWARD

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

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful
	life as of March	March 31, 2013
	31, 2013	(Unaudited)	December 31, 2012
Gross carrying amount:
Tradename	8.75 years	$492,235	492,235
Customer relations	8.75 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Tradename		$(46,518)	(33,831)
Customer relations		(28,736)	(20,899)
		(75,254)	(54,730)
Intangible assets, net		$721,067	741,591

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income was $20,524 and $nil for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (nine months)	$61,571
2014	82,095
2015	82,095
2016	82,095
2017	82,095
Thereafter	331,116
Total	$721,067

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of March 31, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,775,853
Zhejiang Shuguang industrial Co., Ltd.	4,775,853
Yongkang Angtai Trade Co., Ltd.	795,976
Nanlong Group Co., Ltd.	9,551,707
Total	$19,899,389

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,775,853 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank Hangzhou branch in the amount of $4,775,853 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $795,976 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,183,902 and $6,367,805 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of March 31, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,496,401
Plant and equipment net book value	$2,823,335

It is a common business practice among the Chinese companies located in Kandi's geographic region to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in the instances above. These companies provided guarantees for the Company’s bank loans as well. The banks involved in these guarantee transactions typically allow a maximum loan amount based on a 30% to 70% discount on the net book value of the pledged collateral. Also see Note 14.

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

The plaintiffs filed a Motion to Compel Production of Documents. Pursuant to a hearing held on April 26, 2013, the court granted plaintiffs' motion and ordered the Company to produce the requested documents. The Company has produced the requested documents. This case is set for trial on July 8, 2013.

(c) Asset purchase

On February 27, 2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). The Purchase Agreement finalized the arrangements the Company negotiated in 2012 for the purchase by Kandi Vehicles of certain EV operating assets of New Energy, including a pressing assembly line, a welding assembly line, a coating assembly line, a general assembly line and related equipment, facilities, building and land use rights (the “Purchased Assets”) for a total cash price of RMB 272,767,553 (approximately $43,423,260). The price was based upon a third-party appraisal prepared by Jinhua Jinehen Assets Appraisal Co., Ltd. In connection with the initiation of exclusive negotiations with New Energy and pursuant to a letter of intent (“LOI”) between the parties on November 20, 2012, the Company, as of March 31, 2013, delivered RMB 242,750,000 (approximately $38,644,613) as a refundable deposit. Pursuant to the LOI, the deposit was to be applied to the purchase price and to be returned to Kandi Vehicles within 5 days upon the termination of negotiations if the parties could not reach a final agreement. Pursuant to the Purchase Agreement, the remainder of the purchase price will be delivered within one month of the completion of the transfer by New Energy of titles to and ownership of the Purchased Assets. Under the Purchase Agreement, New Energy is to complete the transfer of ownership and title (for the land, land use rights and operating and other assets) within three months of the signing of the Purchase Agreement. The Purchase Agreement contains customary representations and warranties and pre- and post-closing covenants of each party. Breaches of the representations and warranties are subject to customary indemnification provisions.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-K for the year ended December 31, 2012 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System athttp://www.sec.gov.

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

The fair value of a warrant, which is classified as a liability, is estimated using a Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

The Company determined that the fair value of equity based warrants, which are not considered derivatives under ASC 815, should be estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within operating expenses line item. As of March 31, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated sales price, in the ordinary course of business, less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2013.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended	% Of		Months Ended	% Of		Change In	Change In
	March 31, 2013	Revenue		March 31, 2012	Revenue		Amount	%

REVENUES, NET	$14,662,521	100%		$14,355,541	100%		$306,980	2.1%
COST OF GOODS SOLD	(11,290,490)	(77.0%	)	(11,014,691)	(76.7%	)	(275,799)	2.5%
GROSS PROFIT	3,372,031	23.0%		3,340,850	23.3%		31,181	0.9%
Research and development	(689,665)	(4.7%	)	(756,096)	(5.3%	)	66,431	(8.8%	)
Selling and distribution expenses	(89,614)	(0.6%	)	(93,835)	(0.7%	)	4,221	(4.5%	)
General and administrative expenses	(692,964)	(4.7%	)	(683,620)	(4.8%	)	(9,344)	1.4%
INCOME FROM OPERATIONS	1,899,788	13.0%		1,807,299	12.6%		92,489	5.1%
Interest (expense) income, net	(670,208)	(4.6%	)	131,602	0.9%		(801,810)	(609.3%	)
Change in fair value of financial instruments	990,395	6.8%		942,950	6.6%		47,445	5.0%
Government grants	-	0%		-	0%		0	0%
Investment (loss) income	(14,023)	(0.1%	)	(13,401)	(0.1%	)	(622)	4.6%
Other income, net	122,365	0.8%		34,468	0.2%		87,897	255.0%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,328,317	15.9%		2,902,918	20.2%		(574,601)	(19.8%	)

INCOME TAX (EXPENSE)	(91,444)	(0.6%	)	(519,966)	(3.6%	)	428,522	(82.4%	)

NET (LOSS) INCOME	2,236,873	15.3%		2,382,952	16.6%		(146,079)	(6.1%	)

(a) Revenue

For the three months ended March 31, 2013, our revenue increased by 2.1% from $14,355,541 to $14,662,521 as compared to the three months ended March 31, 2012.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013		2012
	Unit	Sales	Unit	Sales
ATV	4,934	2,549,510	5,124	2,000,300
EV	302	1,727,034	296	1,185,917
Go-Kart	9,911	8,523,394	12,981	9,639,676
Utility vehicles (“UTVs”)	240	578,673	20	74,433
Three wheeled motorcycle	98	67,663	248	502,355
Refitted car	22	582,311	35	952,860
Auto generator	19,339	633,936	-	-
Total	34,846	14,662,521	18,704	14,355,541

Off-Road Vehicles

During the first quarter of 2013, the overall off-road vehicles market reflected a shift in consumer preferences, specifically a heightened demand and focus on higher end off-road vehicles, in comparison to the three months ended March 31, 2012. As a result, during the three months ended March 31, 2013, the average unit price of ATVs and Go-Karts sold by the Company increased significantly; however, we also experienced a decrease in overall unit sales.

During the three months ended March 31, 2013, revenues from our ATVs experienced a significant increase of $549,210, or 27.5% compared to the three months ended March 31, 2012. This was attributable to 32.4% increase in the average unit price. As noted above, we sold more higher-priced ATVs during this reporting period; however, we experienced a decrease in overall unit sales of 3.7% .

During the three months ended March 31, 2013, we experienced a decrease in revenue realized from Go-Kart sales of $1.1 million or 11.6% compared to the same period last year. This was mainly attributable to a 23.6% decrease in unit sales, from 12,981 units in the three months ended March 31, 2012 to 9,911 units during the same period in 2013. Similar to the ATV segment, the decrease in unit sales was somewhat offset by the fact that the Company sold more higher price Go-Karts during the three months ended March 31, 2013, which caused a 15.8% increase in the average unit price overall, compared to the three months ended March 31, 2012.

We experienced a significant decrease in revenue generated from sales of our three-wheeled motorcycle (TT). TT sales revenue decreased from $502,355 in the three months ended March 31, 2012 to $67,663 during the first three months of 2013. This 86.5% decrease in revenue was primarily attributable to an average unit price decrease of 65.9% and a 60.5% decrease in unit sales. This average unit price decrease was primarily attributable to the fact that the TTs we sold during the three months ended March 31, 2013 were mainly price-competitive gas-electric hybrid TTs in the Chinese markets.

UTVs experienced a significant increase in revenues from $74,433 to $578,673. This 677.4% increase was mainly due to a 1,100% increase in unit sales, from 20 in the three months ended March 31, 2012 to 240 units during the three months ended March 31, 2013. This significant increase is primarily attributable to a large UTV order received by the Company during the first quarter of 2013; although the UTVs purchased in this order were relatively inexpensive models in comparison to other UTV products offered by the Company.

EV

For the three months ended March 31, 2013, revenues from EV sales increased by $541,117, or 45.6%, compared to the same period in 2012. This increase was primarily attributable to an increase in the average unit sales price of 42.7% over the comparable period of last year; in addition, we experienced a slight 2% increase in unit sales. This significant average unit price increase was primarily due to sales of a higher-priced model during the first quarter of 2013, compared to the same period of 2012. However, in comparison to the fourth quarter of fiscal year 2012, sales of EVs decreased. This decrease is likely attributable to the discontinuation of a government subsidy at the end of fiscal year ended 2012. However, the Company believes that the Chinese government will either extend the previous financial consumer subsidy or introduce a comparable subsidy in the near future.

Refitted car

For the three months ended March 31, 2013, revenue generated from sales of our refitted cars decreased by $370,549, or 38.9% compared to the three months ended March 31, 2012. This decrease in revenue was primarily attributable to a 37.1% decrease in unit sales, from 35 units in the first three months ended March 31, 2012 to 22 units during the three months ended March 31, 2013. In addition to sales of our refitted cars, the Company generated revenue by refitting other companies’ vehicles to meet special requirements for certain customers.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou, a manufacturer of various auto generators. For the three months ended March 31,2013, a total of 19,339 sets of auto generators were sold with sales totaling $633,936.

The following table shows the breakdown of our revenues from our customers by geographical markets based on the location of the customer during the 3 months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013		2012
	Sales	Percentage	Sales	Percentage
North America	$1,628,080	11%	$1,639,376	11%
China	12,623,724	86%	12,452,931	87%
Europe & other region	410,717	3%	263,234	2%
Total	$14,662,521	100%	$14,355,541	100%

For the three months ended March 31, 2013, about 70% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2013 was $11,290,490, representing an increase of $275,799, or 2.5% compared to the three months ended March 31, 2012, which corresponds to our increase in revenue.

(c) Gross profit

Gross profit for the first quarter of 2013 increased 0.9% to $3,372,031, compared to $3,340,850 for the same period last year. This was attributable to our increase in revenue. However, our gross margin decreased to 23.0% compared to 23.3% for the same period of 2012. This slight decrease was primarily due to the fact that sales of auto generators have a lower gross margin compared to our vehicle products.

(d) Selling and distribution expenses

Selling and distribution expenses were $89,614 for the three months ended March 31, 2013, compared to $93,835 for the same period in 2012, a 4.5% decrease. This decrease is primarily attributable to a decrease in advertising related fees during this reporting period.

(e) General and administrative expenses

General and administrative expenses were $692,964 for the three months ended March 31, 2013, compared to $683,620 for the same period in 2012, a 1.4% increase. For the three months ended March 31, 2013, general and administrative expenses did not include any stock-based compensation costs which amounted to $19,053 for the same period in 2012. However, general and administrative expenses included $17,692 in expenses for common stock awards to employees and consultants for financing and investor relations services, compared to $13,733 for the same period in 2012. Excluding stock based compensation costs and stock award costs, our net general and administrative expenses for the three months ended March 31, 2013 were $675,272, an increase of 3.8% for the same period of 2012 $650,834. This increase was primarily attributable to higher depreciation and amortization costs.

(f) Research and development

Research and development expenses were $689,665 for the three months ended March 31, 2013, compared to $756,096 from the same period in 2012, a 8.8% decrease. This decrease was primarily because research and development for models was nearly finished in year 2012.

(g) Government grants

Government grants totaled $0 for the three months ended March 31, 2013, the same as for the corresponding period in 2012.

(h) Net interest (expense) income

Net interest expense was ($670,208) for the three months ended March 31, 2013, compared to $131,602 for the same period last year, a significant change. For the three months ended March 31, 2013, the interest expenses related to convertible notes was $0, and the interest incurred by debt discount amortization, was $0, since all remaining convertible notes were converted during the first fiscal quarter of 2012. In comparison to the same period last year, our interest expense for convertible notes was $2, and the interest incurred by debt discount amortization was $43. However, notwithstanding the aforementioned, net interest expense for this reporting period was ($670,208), a significant change compared to a net interest income of $131,647 for the same period in 2012. This change was primarily attributable to: (i) a decrease of interest income earned on notes receivable issued to third parties; and (ii) bond interest expenses incurred by the Company.

(i) Change in fair value of financial instruments

For the three months ended March 31, 2013, interest income, caused by changes in the fair value of warrants issued to investors and placement agents, was $990,395, while, for the same period of last year, interest income was $942,950.

(j) Other Income, Net

Net other income was $122,365 for the three months ended March 31, 2013, compared to $34,468 for the same period of last year, a significant increase of $87,897 or 255.0%. This increase is primarily attributable to lease income the Company received during this reporting period.

(k) Investment (loss) income

Investment losses were ($14,023) for the first three months ended March 31, 2013, compared to a loss of ($13,401) for the corresponding period in 2012. For the three months ended March 31, 2013 and March 31, 2012, investment losses were attributable to our 30% equity interest investment in Jinhua Service.

(l) Net income

The operating performance of the Company for the three months ended March 31, 2013 reflected a net income of $2,236,873, a decrease of $146,079 or 6.1% from a net income of $2,382,952 for the same period of last year. This decrease was primarily attributable to a change in the net interest amount from net income in the first three months of 2012 to net expense in this reporting period.

Excluding the effects of option related expenses, which were $0 and $19,053 for the three months ended March 31, 2013 and 2012 respectively, the stock award expense, which was $17,692 and $13,733 for the three months ended March 31, 2013 and 2012 respectively, convertible note interest expense, which was $0 and $2 for the three months ended March 31, 2013 and 2012 respectively, the effect caused by amortization of discount on convertible notes, which was $0 and $43 for the three months ended March 31, 2013 and 2012 respectively, and the change of the fair value of financial derivatives, which was $990,395 and $942,950 for the three months ended March 31, 2013 and 2012 respectively, for the three months ended March 31, 2013, the Company’s net income was $1,264,170, a decrease of 14.2%, compared to a net income of $1,472,833 for the same period of 2012, excluding the same effects. This decrease is primarily attributable to the change in net interest amount from net income in the first three months of 2012 to net expense in this reporting period.

Financial Condition Liquidity and Capital Resources Working Capital

The Company had a working capital surplus of $43,892,558 as of March 31, 2013, compared to a working capital surplus of $19,939,862 as of March 31, 2012.

As of March 31, 2013, the Company has credit lines from commercial banks for $54,126,337, of which $32,794,193 was used at March 31, 2013. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

Historically, the Company has financed itself through short-term commercial bank loans obtained from PRC banks. The terms of these loans are typically for one year; upon our payment of all outstanding principal and interest in a respective loan, the PRC banks have typically rolled over such loans for an additional one-year term, subject to interest rate adjustments to reflect prevailing market rates. The Company believes these lending arrangements have not changed and that short-term bank loans will continue to be available on customary terms and conditions.

Further, on April 19, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions and volume limitations, the registration statement will allow us, from time to time, to offer and sell up to $60 million of equity, debt and hybrid securities as described in the registration statement. The registration statement has not yet been declared effective by the SEC. We have not issued or sold any securities pursuant to the shelf registration statement.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2013 are as follows:

Three Months Ended
March 31, 2013
Capital requirements	(In thousands)
Purchase of plant and equipment	$9
Purchase of Construction in progress	-
Issuance of notes receivable	1,941
Repayments of short-term bank loans	12,727
Repayments of notes payable	3,182
Increase in deposit for acquisition	14,103
Internal cash used in operations	278
Total capital requirements	$32,240

Capital provided
Decrease in cash	8,147
Decrease in restricted cash	7,954
Proceeds from short-term bank loan	12,727
Proceeds from notes payable	-
Repayments of notes receivable	-
Warrant exercise	3,244
Other financing activities	38
Total capital provided	$32,110

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past three months.

Cash Flow

Net cash flow used in operating activities was ($278,152) for the three months ended March 31, 2013, compared to net cash flow used in operating activities of ($4,299,107) for the same period in 2012. This improvement was mainly attributable to changes in our cash flow caused by prepayments and prepaid expenses. The account has changed to a cash inflow of $2,717,021 for the three months ended 2013, compared to a cash outflow of ($1,337,864) for the same period last year. This improvement was mainly attributable to the Company prepaying a significant percentage of the model manufacturing payments owed suppliers in 2012.

Net cash flow used in investing activities was ($16,052,560) for the three months ended March 31, 2013, compared to $17,835,151 for the same reporting period in 2012. This significant change was mainly attributable to (i) the Company providing a ($14,103,172) cash deposit for the acquisition of certain assets of Zhejiang New Energy Vehicle System Co., Ltd. during the three months ended March 31, 2013; and (ii) for the three months ended March 31, 2013, the Company recorded a net cash outflow of ($1,940,690) in notes receivable due to issuance of notes receivable, while for the same period of last year, the Company collected $18,032,672 in notes receivable and had no issuances of notes receivable, which caused a net cash inflow of $18,032,672.

Net cash flow provided by financing activities was $8,055,062 for the three months ended March 31, 2013, compared to net cash flow used in financing activities of ($10,816,059) for the three months ended March 31, 2012. Cash flow provided by financing activities in this quarter was primarily attributable to a decrease in restricted cash, which caused a cash inflow of $7,954,409, and a warrant exercise, which caused a cash inflow of $3,244,318. While for the same period of last year, the Company recorded a net cash outflow of ($15,758,880) for restricted cash, which was partially offset by a cash inflow of $4,933,717 from notes payable.

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 21 for additional information relating to the following of off-balance sheet arrangements.

(a) Guarantees and Pledged collateral for third party bank loans

As of March 31, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,775,853
Zhejiang Shuguang industrial Co., Ltd.	4,775,853
Yongkang Angtai Trade Co., Ltd.	795,976
Nanlong Group Co., Ltd.	9,551,707
Total	$19,899,389

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,775,853 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank Hangzhou branch in the amount of $4,775,853 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $795,976 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,183,902 and $6,367,805 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of March 31, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,496,401
Plant and equipment net book value	$2,823,335

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

Recent Development Activities:

On January 10, 2013, at the opening ceremony of 2012 Global New Energy Vehicle Conference, held in Bo Ao city, Hainan province in south China, Mr. Xiaoming Hu, our Chairman and CEO, gave a speech entitled “A Breakthrough in the Business Model Will Be Important for the Development of EV industry.”

As disclosed by the Company on a Form 8-K, filed on March 25, 2013, on March 22, 2013, Kandi Vehicles entered into the Joint Venture Agreement (the “JV Agreement”) of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. (the “Geely”) which is listed with Hong Kong Exchanges and Clearing Limited (the “HK Exchanges”). On April 19, 2013, the JV Company was officially approved by the local government agency. Each party has a 50% ownership interest in the JV Company. The business scope of JV Company is to develop, manufacture and sell EVs and related auto parts. The JV Company will acquire EV assets from both parties and will leverage the strength, resources and expertise of both parties in the EV segment to develop and provide affordable electric vehicles and efficient services to its customers. The primary product of the JV Company will be to provide EVs and related services for intra-city public transportation. The parties believe that given their respective experience, the JV Company has the potential to be a leader in the electric vehicle market.

On March 28, 2013, a full scale production and assembly line specialized for pure EVs was completed by the Company’s whole owned subsidiary, Kandi Changxing.

On April 12, 2013, Kandi Electric Vehicles (Weifang) Co., Ltd. formed and capitalized by Kandi Vehicles was formally approved by the local government agency and was established in Weifang Binhai Economic Development Zone of Shandong Province. Kandi Weifang anticipates achieving the annual capacity of 100,000 units of EV key components and parts for its first phase within two years.

On April 23, 2013, Kandi Vehicles signed a sales contract with Tianjin Sinopoly New Energy Investment Co., Ltd. ('Tianjin Sinopoly'), a subsidiary of Sinopoly Battery Limited ('Sinopoly'), a company listed on Hong Kong Stock Exchanges and Clearing Limited to provide up to 1,900 EVs, which will be a part of the electric vehicle leasing program in Hangzhou City. Assuming the purchase and delivery of all 1,900 EVs, the total contract price would be RMB 75,620,000, approximately USD 12,238,226. The purchase period of the Sales Contract will be until the end of 2013. Kandi Vehicles will deliver the electric vehicles depending upon Tianjin Sinopoly’s vehicle purchase demand and its delivery notices. Kandi shall make the delivery to within 7 working days of receipt of the notice and Tianjin Sinopoly’s full payment for the vehicles identified in the notice. Tianjin Sinopoly has the right to adjust vehicle delivery times to conform to the implementation of the leasing program, to market responses as well as to the actual running conditions of the electric vehicles, including vehicle quality and market adaptability.

On April 23, 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. ('Kandi Wanning') was incorporated and capitalized by Kandi Vehicles. Kandi Wanning has been officially approved by the local government agency and is established in Wanning City of Hainan Province. Kandi Wanning hopes to achieve an annual capacity of 100,000 units of EV key components and parts for its first phase within two years. Upon the completion of this first phase, Kandi Wanning will be transferred to and become a wholly owned subsidiary of the JV Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The plaintiffs filed a Motion to Compel Production of Documents. Pursuant to a hearing held on April 26, 2013, the court granted plaintiffs' motion and ordered the Company to produce the requested documents. The Company has produced the requested documents. This case is set for trial on July 8, 2013.

Item 1A. Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2012. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Risks Related to Our Business Operations

The continued discontinuation of government subsidies available to consumers who purchase our EVs may decrease demand for our EVs and, in turn, decrease our net income and materially and adversely affect our financial condition and results of operations.

To encourage consumers to purchase the electric vehicles, Zhejiang Provincial Government and the Jinhua Municipal Government provided subsidies to consumers who purchased electric vehicles, including our EVs. Government subsidies expired at the end of fiscal year 2012. The Company believes that the Chinese government will either extend the previous financial consumer subsidy or introduce a comparable subsidy in the near future; however, a permanent discontinuation or reduction of subsidies previously available to consumers may materially and adversely affect our financial condition and results of operations. In addition, the lack of consumer friendly subsidy policies may have an adverse effect on our ability to market our products.

In recent years, the economy of China has experienced unprecedented growth. As a result of the global financial crisis, this growth has slowed in the last year, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the PRC economy has historically resulted in widespread growth opportunities in industries across China. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth slows, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1

Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013.*

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

_____________________________
*Filed herewith
**Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies Group, Inc.

Date: May 14, 2013	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)