Form 10-Q
period 2013-06-30
Kandi Technologies Group, Inc.
filed 2013-08-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes [_]    No [X]

As of August 1, 2013 the registrant had issued and outstanding 36,968,476 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

		Page
PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited)–Ended June 30, 2013 and June 30, 2012
	Condensed Consolidated Statements of Cash Flows (unaudited)–Six Months Ended June 30, 2013 and June 30, 2012
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	46

PART II-- OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,082,212	$12,135,096
Restricted cash	11,316,337	15,835,364
Accounts receivable	25,089,825	33,557,534
Inventories (net of reserve for slow moving inventory of $0 and $56,248 as of June 30, 2013 and December 31, 2012 respectively)	17,705,983	7,630,715
Notes receivable	11,743,310	9,562,429
Other receivables	498,551	501,448
Prepayments and prepaid expenses	1,180,276	563,861
Due from employees	45,716	40,936
Advances to suppliers	31,638,766	4,769,825
Deferred tax	3,819	-
Deposit for acquisition	39,227,885	24,397,967
Total Current Assets	148,532,680	108,995,175

LONG-TERM ASSETS

Plant and equipment, net	32,451,615	35,725,740
Land use rights, net	14,456,958	14,337,691
Construction in progress	53,657	-
Deferred taxes	-	695
Investment in Joint Venture Company	80,788,464	-
Investment in associated companies	135,019	161,507
Goodwill	322,591	322,591
Intangible assets	700,543	741,591
Total Long-Term Assets	128,908,847	51,289,815

TOTAL ASSETS	$277,441,527	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$10,651,912	$8,668,478
Other payables and accrued expenses	3,628,659	3,092,045
Short-term bank loans	33,289,163	32,615,063
Customer deposits	49,065	292,389
Notes payable, net of discount of $0 and $0 as of June 30, 2013 and December 31, 2012 respectively	68,842,313	25,332,088
Deposit for disposal of subsidiary	60,599,205
Income tax payable	348,140	680,253
Due to employees	19,716	7,132
Due to related party	4,881,198	841,251
Deferred taxes	-	55,166
Financial derivate - liability	928,477	1,513,013
Total Current Liabilities	183,237,848	73,096,878

LONG-TERM LIABILITIES
Bond payable	12,927,830	12,666,044
Deferred tax	385,397	-
Total Long-Term Liabilities	13,313,227	12,666,044

TOTAL LIABILITIES	196,551,075	85,762,922

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,592,440 and 31,696,794 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	32,592	31,697
Additional paid-in capital	47,593,789	43,728,218
Retained earnings (the restricted portion is $2,831,005 and $2,831,005 at June 30, 2013 and December 31, 2012, respectively)	26,452,382	25,259,809
Accumulated other comprehensive income	6,811,689	5,502,344
TOTAL STOCKHOLDERS’ EQUITY	80,890,452	74,522,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,441,527	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)

	(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES, NET	$12,157,827	$11,060,976	$26,820,348	$25,416,517

COST OF GOODS SOLD	(9,350,206)	(9,272,719)	(20,640,696)	(20,287,410)

GROSS PROFIT	2,807,621	1,788,257	6,179,652	5,129,107
Research and development	(672,491)	(620,090)	(1,362,156)	(1,376,186)
Selling and marketing	(71,420)	(79,201)	(161,034)	(173,036)
General and administrative	(1,332,279)	(896,050)	(2,025,243)	(1,579,670)

INCOME FROM CONTINUING OPERATIONS	731,431	192,916	2,631,219	2,000,215
Interest income (expense), net	(617,601)	(188,542)	(1,287,810)	(56,940)
Change in fair value of financial instruments	(1,082,735)	1,018,576	(92,339)	1,961,526
Government grants	49,807	25,308	49,807	25,308
Investment (loss) income	(25,893)	(14,010)	(39,916)	(27,411)
Other income, net	54,148	12,134	176,513	46,602

INCOME (LOSS) BEFORE INCOME TAXES	(890,843)	1,046,382	1,437,474	3,949,300

INCOME TAX EXPENSE	(153,457)	(141,154)	(244,901)	(661,120)

NET INCOME	(1,044,300)	905,228	1,192,573	3,288,180

OTHER COMPREHENSIVE INCOME
Foreign currency translation	724,430	2,434,039	1,309,345	2,829,455

COMPREHENSIVE INCOME (LOSS)	$(319,870)	$3,339,267	$2,501,918	$6,117,635

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	32,546,877	29,845,122	32,427,538	28,647,746

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	32,546,877	31,166,260	32,676,702	29,990,967

NET (LOSS) INCOME PER SHARE, BASIC	$(0.03)	$0.03	$0.04	$0.11

NET (LOSS) INCOME PER SHARE, DILUTED	$(0.03)	$0.03	$0.04	$0.11

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,192,573	$3,288,180
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,245,026	2,470,911
Deferred taxes	337,149	(24,219)
Option expense	-	19,053
Change of derivative instrument’s fair value	92,339	(1,961,526)
Loss in investment in JV and associated company	39,916	27,411

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	9,073,693	(11,844,213)
Inventories	(9,822,727)	(6,826,372)
Other receivables and prepaid expenses	13,044	1,701,831
Due from employees	8,421	185,624
Prepayments and prepaid expenses	(27,114,014)	30,204

Increase (Decrease) In:
Accounts payable	1,787,019	3,484,295
Other payables and accrued liabilities	475,451	(1,990,887)
Customer deposits	(246,983)	(988,344)
Due to related party	4,001,319	-
Income tax payable	(342,863)	(26,411)
Net cash (used in) provided by operating activities	$(16,260,637)	$(12,454,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	-	112,551
Purchases of plant and equipment	(54,451)	(452,393)
Purchase of construction in progress	(53,144)	(2,091,168)
Issuance of notes receivable	(1,964,278)	-
Repayments of notes receivable	-	23,123,103
Investment in Joint Venture Company	(80,026,377)	-
Deposit for disposal of subsidiary	60,019,783	-
Deposit for acquisition	(14,188,677)	-
Net cash provided by (used in) investing activities	$(36,267,144)	$20,692,093

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$4,799,980	$(20,103,142)
Proceeds from short-term bank loans	22,407,385	14,749,822
Repayments of short-term bank loans	(22,407,385)	(14,781,440)
Proceeds from notes payable	68,184,073	15,160,857
Repayments of notes payable	(25,608,441)	(5,883,855)
Stock market financing	-	-
Warrant exercise	3,848,134	-
Option exercise & other financing	38,100	67,403
Common stock issued for acquisition, net of Cost of Capital	-	3,740,423
Net cash provided by (used in) financing activities	51,261,846	(7,049,932)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,265,935)	1,187,698
Effect of exchange rate changes on cash	(786,949)	497,098
Cash and cash equivalents at beginning of period	12,135,096	2,294,352
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,082,212	$3,979,148

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$587,765	$687,530
Interest paid	$1,964,649	$1,316,591
Issuance of Common Stock for Acquisition	-	8,616,416

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean Kandi Technologies Group, Inc., a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc. Headquartered in the Zhejiang Province, we are one of China’s leading producers and manufacturers of electric vehicles, all-terrain vehicles, go-karts and a variety of other specialty vehicles, including all-terrain vehicles and specialized utility vehicles for the PRC and global markets.

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

On April 25 2012, pursuant to a Share Exchange Agreement, the Company completed an acquisition of Yongkang Scrou Electric Co. (“Yongkang Scrou”), which is a manufacturer mainly engaged in manufacturing of air-conditioning systems and controllers of electric vehicles and auto generators. Yongkang Scrou became a wholly owned subsidiary of the Company.

On March 1, 2013, the Company's wholly owned subsidiary, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing, a wholly owned subsidiary of Kandi Vehicles, specializes in the production of electric vehicles (“EVs”).

On March 22, 2013, Kandi Vehicles entered into the Joint Venture Agreement (the “JV Agreement”) of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd. with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. (the “Geely”), an entity listed on the Hong Kong Exchanges and Clearing Limited. On April 19, 2013, Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) was officially approved by the necessary local government agency and established by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely. Each party has a 50% ownership interest in the JV Company. The business scope of JV Company is to develop, manufacture and sell EVs and related auto parts.

On April 22, 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was incorporated and capitalized by Kandi Vehicles. The establishment of Kandi Wanning has been approved by the necessary local government agency and located in Wanning City of Hainan Province. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10%. Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy; therefore, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi Wanning.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

The Company’s organization chart as of this reporting date is as follows:

The Company's primary business operations are the design, development, manufacturing, and commercialization of EVs, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles for the PRC and global markets. In connection with our strategic objective of becoming a world leader in electric vehicles manufacturing and related services, we have increased our focus on fuel efficient vehicles with a particular focus on expanding our domestic market share in China.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 2 – LIQUIDITY

As of June 30, 2013, the Company’s working capital deficit was ($34,705,168).

As of June 30, 2013, the Company had credit lines from commercial banks of $54,620,083, of which $33,289,163 was used as of June 30, 2013.

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

On June 26, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Investors") that closed on July 1, 2013 pursuant to which the Company sold to the Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share, for aggregate gross proceeds of approximately $ 26,387,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Investors also received Series A warrants for the purchase of up to 1,750,415 shares of our Common Stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69.

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

The financial information included herein for the six month periods ended June 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of “Continental”)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)
(vi)	Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of Kandi Vehicles)
(vii)	Zhejiang Kandi Electric Vehicles Co.,Ltd. (“JV Company”) (a 50% owned subsidiary of Kandi Vehicles)
(viii)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles, with 100% profits and loss absorption by Kandi Vehicles)

Inter-company accounts and transactions have been eliminated in consolidation.

Pursuant to the JV Agreement (see note 1) and according to US GAAP, the Company will not consolidate the financial statements of the JV Company into the Company’s financial statements, but will include the operating results of the JV Company and the Company’s 50% ownership interest in the JV Company by reflecting the Company’s 50% share in the JV Company’s net operating income in the Company’s equity account for this investment.

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
JUNE 30, 2013 (UNAUDITED)

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

As of June 30, 2013, our assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
				Significant
		Active Markets for	Significant Other	Unobservable
	Carrying value as	Identical Assets	Observable Inputs	Inputs
	of June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$10,082,212	$10,082,212	-	-
Restricted cash	11,316,337	11,316,337	-	-
Warrants	928,477	-	928,477	-

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

Restricted cash, as of June 30, 2013 and December 31, 2012, represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of June 30, 2013, our restricted cash was as follows:

Purpose	Amount
Used to secure note payable (also see Note 15)	$11,313,468
Used to secure short-term bank loans (also see Note 14)	-
Pure time deposits	2,869
Total	11,316,337

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within operating expenses line item. As of June 30, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

As of June 30, 2013 and December 31, 2012, the longest credit term used, in connection with certain selected customers, was 90 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of June 30, 2013, prepayments included cash paid advances to raw material suppliers, and prepaid expenses, such as water and electricity fees.

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
JUNE 30, 2013 (UNAUDITED)

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

(j) Land Use Rights

According Chinese laws, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $1,362,156 and $1,376,186 for the six months ended June 30, 2013 and 2012, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are recognized when the proceeds are received or collectible.

For the six months ended June 30, 2013 and 2012, $49,807 and $25,308, respectively, was received from the PRC government.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

	June 30,	December 31,	June 30,
	2013	2012	2012
Period end RMB : USD exchange rate	6.1882	6.3161	6.3197
Average RMB : USD exchange rate	6.2479	6.3198	6.3255

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

The stock based compensation expense for the period ended June 30, 2013 was $0. See Note 18.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At June 30, 2013, the Company determined that goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of tradename and customer relations associated with the purchase price allocation of Yongkang Scrou Electric Co.. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of June 30, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The adoption of 2013-02 did not have a material effect on our operating results or financial position.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

For the period ended June 30, 2013, the Company’s major customers accounted for the following percentages of its total sales and accounts receivable:

	Sales		Accounts Receivable
Major	Six Months Ended	Six Months Ended
Customers	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012
Company A	45%	55%	11%	21%
Company B	19%	11%	25%	8%
Company C	19%	-	34%	8%
Company D	11%	-	10%	8%
Company E	4%	26%	9%	7%

(b) Suppliers

For the six months ended June 30, 2013, the Company’s major suppliers accounted for the following percentages of total purchases and accounts payable:

	Purchases		Accounts Payable
	Six Months Ended	Six Months Ended
Major Suppliers	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012
Company F	43%	48%	-	4%
Company G	26%	25%	30%	-
Company H	3%	-	-	1%
Company I	2%	2%	1%	1%
Company J	2%	-	2%	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the six months ended June 30, 2013, there were 249,164 potentially dilutive common shares.

The following table sets forth the computation of basic and diluted net income per common share:

Six months Ended June 30,	2013	2012
Net income (loss)	$1,192,573	$3,288,180
Weighted – average shares of common stock outstanding
Basic	32,427,538	28,647,746
Dilutive shares	249,164	1,343,221
Diluted	32,676,702	29,990,967
Basic income per share	$0.04	$0.11
Diluted income per share	$0.04	$0.11

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2013
	(Unaudited)	December 31, 2012
Raw material	$3,247,240	$2,278,096
Work-in-progress	11,138,468	3,649,414
Finished goods	3,320,275	1,759,453
	17,705,983	7,686,963
Less: reserve for slow moving inventories	-	(56,248)
Inventories, net	$17,705,983	$7,630,715

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30, 2013	December 31,
	(Unaudited)	2012
Notes receivable from unrelated companies:
Due September 30, 2013, interest at 9.6% per annum [1]	$11,743,310	$9,562,429
	11,743,310	9,562,429

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$11,743,310	$9,562,429

Details of Notes receivable from unrelated parties as of December 31, 2012

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	9,562,429	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

Details of Notes receivable from unrelated parties as of June 30, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	11,743,310	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2013
	(Unaudited)	December 31, 2012
Cost of land use rights	$16,021,566	$15,697,132
Less: Accumulated amortization	(1,564,608)	(1,359,441)
Land use rights, net	$14,456,958	$14,337,691

As of June 30, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,374,010 and $7,313,642, respectively. Also see Note 14.

As of June 30, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company, was $3,529,204 and $3,500,426. Also see Notes 21.

It is a common business practice among Chinese companies located in Kandi's geographic region to exchange guarantees related to bank debt without receiving consideration. It is considered a “favor for favor” business practice, and it is commonly required by lending banks, as in the instances described herein. In return, ZMEC has guaranteed certain bank loans received by the Company. As of June 30, 2013, ZMEC had guaranteed bank loans of the Company totaling $15,836,592. In exchange, the Company provided guarantees for ZMEC's bank and allowed ZMEC to pledge certain assets owned by the Company to secure the repayment of ZMEC’s bank loans. Also see Note 14 and Note 21.

The amortization expense for the six months ended June 30, 2013 and 2012 was $175,376 and $173,226 respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (nine months)	$175,376
2014	350,752
2015	350,752
2016	350,752
2017	350,752
Thereafter	12,878,574
Total	$14,456,958

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2013
	(Unaudited)	December 31, 2012
At cost:
Buildings	$14,498,286	$14,204,698
Machinery and equipment	10,652,175	10,396,243
Office equipment	243,056	230,073
Motor vehicles	266,571	255,648
Moulds	34,649,391	33,947,746
	60,309,479	59,034,408
Less : Accumulated depreciation
Buildings	$(2,734,786)	$(2,439,546)
Machinery and equipment	(9,885,592)	(9,154,890)
Office equipment	(180,654)	(163,833)
Motor vehicles	(216,237)	(200,741)
Moulds	(14,840,595)	(11,349,658)
	(27,857,864)	(23,308,668)
Plant and equipment, net	$32,451,615	$35,725,740

As of June 30, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for bank loans was $8,708,379 and $8,711,583, respectively.

As of June 30, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party, was $2,838,741 and $2,834,569. Also see Note 21.

Depreciation expense for six months ended June 30, 2013 and 2012 was $4,028,603 and $2,300,379 respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,
	2013	December 31,
	(Unaudited)	2012
Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 7.50% per annum, due December 24, 2013	$484,794	$474,977

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,166,511

Monthly interest only payments at 6.30% per annum, due October 10, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	1,615,978	1,583,256

Monthly interest only payments at 6.30% per annum, due November 25, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	807,989	791,628

Monthly interest only payments at 6.30% per annum, due January 6, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,231,958	-

Loans from China Ever-bright Bank

Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,847,936	-

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,847,936	-

Monthly interest only payments at 7.08% per annum, due December 4, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	2,908,762	2,849,860

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	June 30,
	2013	December 31,
	(Unaudited)	2012
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	-	3,166,511

Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	-	3,166,511

Monthly interest only payments at 6.60% per annum, due December 25, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,231,958	-

Monthly interest only payments at 6.60% per annum, due December 25, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	3,231,958	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.60% per annum, due December 26, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,847,936	4,749,766

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,166,511

Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,231,958	-
Total	$33,289,163	32,615,063

Interest expense for the six month ended June 30, 2013 and 2012 was $1,125,792, and $1,313,868, respectively.

As of June 30, 2013, the aggregate amount of short-term loans that are guaranteed by various third parties is $32,804,369,

     - $15,836,592 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”), whose bank loans of $5,138,813 are secured by a pledge, or by the Company’s plant and equipment and the land use right for which net book values are $2,838,741, and $3,529,204, respectively. Also see Note 21.

     - $8,079,894 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loans of $4,847,936 is guaranteed by the Company. Also see Note 21.

     - $3,231,958 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loans of $4,847,936 are guaranteed by the Company. Also see Note 21.

     - $17,452,570 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $9,695,873 is also guaranteed by the Company. Also see Note 21.

     - $6,463,916 is guaranteed by Yongkang KangBang auto parts Co., Ltd.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

     - $3,231,958 is secured by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	June 30,2013	December 31,
	(Unaudited)	2012
Bank acceptance notes:
Due March 26, 2013	$-	$1,583,255
Due March 26, 2013	-	1,583,255
Due June 24, 2013	-	3,166,511
Due June 24, 2013	-	6,333,023
Due June 25, 2013	-	2,533,209
Due June 25, 2013	-	10,132,835
Due October 11, 2013	1,615,979	-
Due December 6, 2013	6,059,920	-
Due December 19, 2013	7,407,647	-
Due December 19, 2013	10,773,731	-
Due March 18, 2014	1,939,175	-
Subtotal	$27,796,452	$25,332,088

Notes payable to unrelated companies:
Due August 31 , 2013	41,045,861	-
Subtotal	$41,045,861	$-

Total	$68,842,313	$25,332,088

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $13,765 for the six months ended June 30, 2013.

Restricted cash of $11,313,468 is held as collateral for the following notes payable as of June 30, 2013:

Due October 11, 2013	1,615,979
Due December 6, 2013	6,059,920
Due December 19, 2013	7,407,647
Due December 19, 2013	10,773,731
Total	$25,857,277

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 16 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date
December 27, 2015	12,927,830	12%	27 December	27 December

Total face value	12,927,830

On December 27, 2012, we borrowed RMB 80,000,000 ($12,927,830) from China Ever-bright Securities Co. Ltd. pursuant to a bond issued to them by us. The maturity date is December 27, 2015 and no principal payments are required prior to maturity. The interest rate is 12% and interest is payable on December 27 in each of 2013, 2014 and 2015. The obligation is secured by an unrelated third party.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 17 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law (the “new CIT law”) in its fifth plenary session. The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate of Kandi is 25%. However, likewise to fiscal year ended 2012, in fiscal year 2013, the Company, as a result of qualifying as a high technology company in China, is both entitled to pay a reduced income tax rate of 15% and entitled to a research and development tax credit of 25% of 50% actual spending, with effective rate of 36.5% and 34.6% savings, resulting in a total tax benefit of 51.5% and 60.7% .

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate is 25%

Kandi Electric Vehicles (Changxing) Co., Ltd. is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Kandi Electric Vehicles (Wanning) Co., Ltd. is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Zhejiang Kandi Electric Vehicles Co., Ltd is a joint venture company, a 50% owned subsidiary of the Company and its applicable corporate income tax is 25%.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2013 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. [As of June 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the reporting period ended June 30, 2013 due to the net operating loss position and having net operating loss carry forward in the United States.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 17 – TAX (CONTINUED)

Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 is summarized as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2013	2012
Current:
Provision for CIT	$244,901	$661,120
Provision for Federal Income Tax
Deferred:		-
Provision for CIT
Income tax expense (benefit)	$244,901	$661,120

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2013 and 2012 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2013	2012
Computed "expected" expense	$270,920	$608,465
Favorable tax rate	(294,960)	(600,060)
Permanent differences	31,346	650,463
Valuation allowance	237,595	2,252
Income tax expense (benefit)	$244,901	$661,120

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012 are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 17 – TAX (CONTINUED)

	June 30, 2013	December 31,
	(Unaudited)	2012
Current portion:
Deferred tax assets (liabilities):
Expense	$(10,288)	$(193,777)
Subtotal	(10,288)	(193,777)

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	10,190	138,611
Other	3,917	-
Subtotal	14,107	138,611

Total deferred tax assets (liabilities) – current portion	3,819	(55,166)

Non-current portion:
Deferred tax assets:
Depreciation	210,735	223,409
Loss carried forward	237,595	1,172,097
Valuation allowance	(237,595)	(1,172,097)
Subtotal	210,735	223,409

Deferred tax liabilities:
Accumulated other comprehensive gain	(596,132)	(222,714)
Subtotal	(596,132)	(222,714)

Total deferred tax assets – non-current portion	(385,397)	695

Net deferred tax assets (liabilities)	$(381,578)	$(54,471)

(b) Tax Benefit (Holiday) Effect

For the six months ended June 30, 2013 and 2012 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the six months ended June 30, 2013 and 2012.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2013 and 2012 are as follows:

	For the Six Months Ended
	June 30
	(Unaudited)
	2013	2012
Tax benefit (holiday) credit	$294,960	$600,060
Basic net income per share effect	$0.01	$0.02

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of June 30, 2013, options for 2,366,672 shares have been exercised and 6,668 options have been forfeited.

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

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of June 30, 2013	326,660	1.01

The following table summarizes information about stock options outstanding as of June 30, 2013:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
226,660	$0.80	5.75	226,660	$0.80
100,000	1.50	6.25	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED) (b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. The fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.00 is $4.56, and the fair value per share of the 100,000 warrants issued under the Consulting Agreement with an exercise price of $2.50 is $4.48. As of June 30, 2013, the consultant had cashless exercised all the 200,000 warrants.

Under a Securities Purchase Agreement, dated as of January 21, 2010, by and among the Company and certain investors thereto, the Company issued a total of $10 million of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company’s Common Stock (the “Investor Warrants”), for gross proceeds of $10 million. As of January 21, 2010, at the price of $6.25 per share, the Convertible Notes were convertible into 1,600,000 shares of Common Stock. The Investor Warrants expired on January 21, 2013.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the presently expired Investor Warrants and placement agent warrants was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the presently expired Investor Warrants and placement agent warrants was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of June 30, 2013, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of June 30, 2013, 1,162,073 Investor Warrants and 124,123 warrants issued to the placement agent have been exercised. The remaining 217,075 Investor Warrants and 13,792 placement agent warrants were forfeited.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second Round Warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of June 30, 2013, the fair value of Second Round Warrants is $0.94 per share, and 218,181 Second Round Warrants have been exercised. The exercise price of the Second Round Warrants is subject to a presently undetermined exercise price adjustment as a result of the registered direct offering that closed on July 1, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful
	life as of June 30,	June 30, 2013
	2013	(Unaudited)	December 31, 2012
Gross carrying amount:
Tradename	8.5 years	$492,235	492,235
Customer relations	8.5 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Tradename		$(59,204)	(33,831)
Customer relations		(36,574)	(20,899)
		(95,778)	(54,730)
Intangible assets, net		$700,543	741,591

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income was $41,048 and $13,682 for the six months ended June 30, 2013 and 2012, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (six months)	$41,047
2014	82,095
2015	82,095
2016	82,095
2017	82,095
Thereafter	331,116
Total	$700,543

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of June 30, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,847,936
Zhejiang Shuguang industrial Co., Ltd.	4,847,936
Yongkang Angtai Trade Co., Ltd.	807,989
Nanlong Group Co., Ltd.	9,695,873
Total	$20,199,734

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,847,936 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank Hangzhou branch in the amount of $4,847,936 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $807,989 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,231,958 and $6,463,915 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of June 30, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,529,204
Plant and equipment net book value	$2,838,741

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

(b) Pending litigation

As of June 30, 2013, two lawsuits were pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”) as well as other parties, Kandi Investment Group and SunL, related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles. Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group has been unrelated to the Company or its affiliates. The cases were filed in 2009 and were known as Elder vs. SunL Group and Griffen vs. SunL Group.

On July 29, 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the "Court") entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs GRIFFIN and ELDER, respectively, pursuant to the jury verdicts rendered in two cases of GRIFFIN v. SUNL GROUP, et al., and ELDER v. SUNL GROUP, et al. on July 17, 2013. The costs of defendants Kandi Vehicles and Kandi Technologies are to be taxed to the plaintiffs.

(c) Asset purchase

On February 27, 2013, Kandi Vehicles entered into an Assets Purchase Agreement (the “Purchase Agreement”) with Zhejiang New Energy Vehicle System Co., Ltd., a limited liability company in China (“New Energy”). Pursuant to the terms and conditions of the Purchase Agreement the Company agreed to purchase EV assembly lines and related facilities for a total price of RMB 0.28 billion. The Company currently expects that all of the purchased assets will be transferred by the end of August 2013.

NOTE 22 – SUBSEQUENT EVENTS

On June 26, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Investors") that closed on July 1, 2013 pursuant to which the Company sold to the Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share, for aggregate gross proceeds of approximately $ 26,387,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Investors also received Series A warrants for the purchase of up to 1,750,415 shares of our Common Stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69.

On July 11, 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. ("ZZY EV Service Company") was incorporated and capitalized by Jiaxing Jiale Investment Partnership Enterprise, Jiaxing Jiazheng Investment Partnership Enterprise and Zhejiang Kandi Electric Vehicles Co., Ltd.(the “JV Company”). The JV Company has a 19% ownership interest in ZZY EV Service Company. The Company, indirectly through Kandi Vehicles, has a 9.5% ownership interest in ZZY EV Service Company.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within operating expenses line item. As of June 30, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated sales price, in the ordinary course of business, less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the six months ended June 30, 2013.

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

Results of Operations

Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months			For Six Months
	Ended June 30,	% Of		Ended June 30,	% Of		Change In	Change In
	2013	Revenue		2012	Revenue		Amount	%

REVENUES, NET	$26,820,348	100%		$25,416,517	100%		$1,403,831	5.5%
COST OF GOODS SOLD	(20,640,696)	(77.0%	)	(20,287,410)	(79.8%	)	(353,286)	1.7%
GROSS PROFIT	6,179,652	23.0%		5,129,107	20.2%		1,050,545	20.5%
Research and development	(1,362,156)	(5.1%	)	(1,376,186)	(5.4%	)	14,030	(1.0%	)
Selling and distribution expenses	(161,034)	(0.6%	)	(173,036)	(0.7%	)	12,002	(6.9%	)
General and administrative expenses	(2,025,243)	(7.6%	)	(1,579,670)	(6.2%	)	(445,573)	28.2%
INCOME FROM OPERATIONS	2,631,219	9.8%		2,000,215	7.9%		631,004	31.5%
Interest income (expense), net	(1,287,810)	(4.8%	)	(56,940)	(0.2%	)	(1,230,870)	2,161.7%
Change in fair value of financial instruments	(92,339)	(0.3%	)	1,961,526	7.7%		(2,053,865)	(104.7%	)
Government grants	49,807	0.2%		25,308	0.1%		24,499	96.8%
Investment (loss) income	(39,916)	(0.1%	)	(27,411)	(0.1%	)	(12,505)	45.6%
Other income, net	176,513	0.7%		46,602	0.2%		129,911	278.8%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,437,474	5.4%		3,949,300	15.5%		(2,511,826)	(63.6%	)

INCOME TAX (EXPENSE)	(244,901)	(0.9%	)	(661,120)	(2.6%	)	416,219	(63.0%	)

NET (LOSS) INCOME	1,192,573	4.4%		3,288,180	12.9%		(2,095,607)	(63.7%	)

(a) Revenue

For the six months ended June 30, 2013, our revenue increased by 5.5% from $25,416,517 to $26,820,348 as compared to the six months ended June 30, 2012.

The following table lists the number of vehicles sold, categorized by vehicle types, within the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013		2012
	Unit	Sales	Unit	Sales
ATV	8,480	4,272,289	7,078	2,961,947
EV	632	3,758,907	639	2,636,852
Go-Kart	18,411	15,628,994	16,982	15,733,057
Utility vehicles (“UTVs”)	340	863,818	35	133,382
Three wheeled motorcycle	179	234,012	498	683,966
Refitted car	33	878,801	64	1,734,629
Auto generator	35,724	1,183,527	28,298	1,532,684
Total	63,799	26,820,348	53,594	25,416,517

Off-Road Vehicles

During the six months ended June 30, 2013, revenues from our ATVs experienced a significant increase of $1,310,342, or 44.2% compared to the six months ended June 30, 2012. This was attributable to 20.4% increase in the average unit price and an increase in overall unit sales of 19.8% . In the first six months of 2013, sales our ATV continued to increase; in comparison to six months ended June 30, 2012, we sold more higher end and middle end ATVs during this reporting period.

During the six months ended June 30, 2013, we experienced a slight decrease in revenue realized from Go-Kart sales of $104,063 or 0.7% compared to the same period last year. This was mainly attributable to a 8.4% decrease in average unit price compared to the six months ended June 30, 2012, because the Go-Karts sold in the second quarter of 2013 were primarily low price models. The decrease average unit price was somewhat offset by the fact that the Company sold more Go-Kart units in this six months of 2013, especially during the second quarter of 2013, resulting in a 8.4% increase from 16,982 units in the six months of 2012 to 18,411 units during the same period in 2013.

We experienced a significant decrease in revenue generated from sales of our three-wheeled motorcycle (TT). TT sales revenue decreased from $683,966 in the six months ended June 30, 2012 to $234,012 during the first six months of 2013. This 65.8% decrease in revenue was primarily attributable to a 64.1% decrease in unit sales. In addition, the average unit price decreased 4.8% during the six months ended June 30, 2013, compared to the same period of last year. This change was primarily attributable to the fact that the TTs we sold during the three months ended March 31, 2013 were mainly price-competitive gas-electric hybrid TTs in the Chinese markets; however, during the three months ended June 30, 2013, 90% of the TTs sold were higher price models, resulting in a total overall unit price decrease of only 4.8% .

UTVs experienced a significant increase in revenues from $133,382 to $863,818. This 547.6% increase was mainly due to a 871.4% increase in unit sales, from 35 in the six months ended June 30, 2012 to 340 units during the six months ended June 30, 2013. This significant increase is primarily attributable to two large UTV orders received by the Company during the six months ended June 30, 2013. However, the UTVs purchased in these orders were cheaper models in comparison to other UTV products offered by the Company.

EV

For the six months ended June 30, 2013, revenues from EV sales increased by $1,122,055, or 42.6%, compared to the same period in 2012. This increase was primarily attributable to an increase in the average unit sales price of 44.1% over the comparable period of last year; however, we experienced a slight 1.1% decrease in unit sales. This significant average unit price increase was primarily due to sales of a higher price model during the six months ended June 30, 2013, compared to the same period of 2012. However, in comparison to the fourth quarter of fiscal year 2012, sales of EVs decreased in the first and second quarter of 2013. This decrease is likely attributable to the discontinuation of a government subsidy at the end of fiscal year ended 2012. However, the Company believes that the Chinese government will either extend the previous financial subsidy to consumers or introduce a comparable subsidy in the near future.

Refitted car

For the six months ended June 30, 2013, revenues generated from sales of our refitted cars decreased by $855,828, or 49.3% compared to the same period of last year. This decrease in revenue was primarily attributable to a 48.4% decrease in unit sales, from 64 units during the six months ended June 30, 2012 to 33 units during the six months ended June 30, 2013. In addition to sales of our refitted cars, the Company generated revenue by refitting other companies’ vehicles to meet special requirements for certain customers. As this business has not been a large-scale business, the Company plans to end the business during the 3rd quarter of 2013 and focus on expanding its electric vehicles market in Hangzhou.

Auto generator

On April 25, 2012, the Company acquired Yongkang Scrou, a manufacturer of various auto generators. For the six months ended June 30, 2013, a total of 35,724 sets of auto generators were sold with sales totaling $1,183,527. Compared to the same period of last year, in the first six months of 2013, the revenue created by our auto generator business decreased 22.8%, which is mainly attributable to a 38.8% decrease in unit price. However, the decrease in unit price caused our unit sales to increase 26.2% . The significant decrease in unit price is because a portion of the auto generators sold during the six months ended June 30, 2013 were simplified products specialized for a customer.

The following table shows the breakdown of our revenues from its customers by geographical markets based on the location of the customer during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013		2012
	Sales	Percentage	Sales	Percentage
North America	$2,723,533	10%	$3,195,806	13%
China	23,479,387	88%	21,675,976	85%
Europe & other region	617,428	2%	544,735	2%
Total	$26,820,348	100%	$25,416,517	100%

For the six months ended June 30, 2013, about 70% of sales in China were to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2013 was $20,640,696, representing an increase of $353,286, or 1.7% compared to six months ended June 30, 2012, which corresponded to the increase in our revenue.

(c) Gross profit

Gross profit for the first six months of 2013 increased 20.5% to $6,179,652, compared to $5,129,107 for the same period last year. This was mainly attributable to our increase in revenue. Simultaneously, our gross margin increased to 23.0% compared to 20.2% for the same period of 2012. This increase was primarily due to Yongkang Scrou’s adjustment to its product structure and disposal of its old products in the second quarter of 2012, which decreased our gross margin in the six months of 2012.

(d) Selling and distribution expenses

Selling and distribution expenses were $161,034 for the six months ended June 30, 2013, compared to $173,036 for the same period in 2012, representing a 6.9% decrease. This decrease is primarily attributable to a decrease in our advertising related fees during this reporting period.

(e) General and administrative expenses

General and administrative expenses were $2,025,243 for the six months ended June 30, 2013, compared to $1,579,670 for the same period in 2012, a 28.2% increase. For the six months ended June 30, 2013, general and administrative expenses did not include any stock-based compensation costs which amounted to $19,053 for the same period in 2012. However, general and administrative expenses included $53,042 in expenses for common stock awards to employees and consultants for financing and investor relations services, compared to $27,808 for the same period in 2012. Excluding stock based compensation costs and stock award costs, our net general and administrative expenses for the six months ended June 30, 2013 were $1,972,201, an increase of 28.7% for the same period of 2012 $1,532,809. This increase was primarily attributable to higher depreciation and amortization costs.

(f) Research and development

Research and development expenses were $1,362,156 for the six months ended June 30, 2013, compared to $1,376,186 from the same period in 2012, a 1.0% decrease. This decrease was primarily because of research and development for our present models was nearly finished in year 2012, although we conducted additional research on our UTV product in the quarter ended June 30, 2013 as described below.

(g) Government grants

Government grants totaled $49,807 for the six months ended June 30, 2013, an increase of 96.8% from $25,308 in the corresponding period in 2012. Among the $49,807 government grants, $560 was for technology innovation and patent application, $16,005 was for subsidies to supporting companies that have competitive advantages, and $33,242 was related to export subsidies.

(h) Net interest (expense) income

Net interest expense was ($1,287,810) for the six months ended June 30, 2013, compared to net interest expense of ($56,940) for the same period last year, representing a significant increase. For the six months ended June 30, 2013, the interest expenses related to convertible notes was $0, and the interest incurred by the a debt discount amortization, was $0, since all remaining convertible notes were converted during the first fiscal quarter of 2012. In comparison to the same period last year, our interest expense for convertible notes was $2, and the interest incurred by a debt discount amortization was $43. Excluding the effects aforementioned, net interest expenses for this reporting period was ($1,287,810), a 2,163.5% increase compared to a net interest expense of ($56,895) for the same period in 2012. This increase was primarily attributable to: (i) a decrease of interest income earned on note receivables issued to third parties; and (ii) bond interest expenses incurred by the Company.

(i) Change in fair value of financial instruments

For the six months ended June 30, 2013, interest expense, caused by changes in the fair value of warrants issued to investors and placement agents, was ($92,339), while, for the same period of last year, interest income was $1,961,526. The main reason for this change is because the price of the Company’s common stock was $5.62 as of June 30, 2013, much higher compared to the stock price as of June 30, 2012, although the remaining life of the warrants is shorter.

(j) Other Income, Net

Net other income was $176,513 for the six months ended June 30, 2013, compared to $46,602 for the same period of last year, a significant increase of $129,911 or 278.8% . This increase is primarily attributable to lease income the Company received during this reporting period.

(k) Investment (loss) income

Investment losses were ($39,916) for the first six months ended June 30, 2013, compared to a loss of ($27,411) for the corresponding period in 2012. For the six months ended June 30, 2013, ($29,540), investment losses were attributable to our 30% equity interest investment in Jinhua Service, and ($10,376) investment loss was attributable to our 50% equity investment in the JV Company. While for the same period of 2012, investment losses were primarily attributable to our 30% equity interest investment in Jinhua Service.

(l) Net income

The operating performance of the Company for the six months ended June 30, 2013 reflected a net income of $1,192,573, a decrease of $2,095,607 or 63.7% from a net income of $3,288,180 for the same period of last year. This decrease was primarily attributable to the effects resulting from a change in the fair value of warrants.

Excluding the effects of option related expenses, which was $0 and $19,053 for the six months ended June 30, 2013 and 2012 respectively; the stock award expense, which was $53,042 and $27,808 for the six months ended June 30, 2013 and 2012 respectively; convertible note interest expenses, which were $0 and $2 for the six months ended June 30, 2013 and 2012 respectively; the effect caused by amortization of discount on convertible notes, which was $0 and $43 for the six months ended June 30, 2013 and 2012 respectively; and the change in the fair value of financial derivatives, which was ($92,339) and $1,961,526 for the six months ended June 30, 2013 and 2012 respectively, for the six months ended June 30, 2013, the Company’s net income was $1,337,954, a decrease 2.6%, compared to a net income of $1,373,560 for the same period of 2012, excluding the same effects. This decrease is primarily attributable to an increase in net interest expense during this reporting period.

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended	% Of		Months Ended	% Of		Change In	Change In
	June 30, 2013	Revenue		June 30, 2012	Revenue		Amount	%

REVENUES, NET	$12,157,827	100%		$11,060,976	100%		$1,096,851	9.9%
COST OF GOODS SOLD	(9,350,206)	(76.9%	)	(9,272,719)	(83.8%	)	(77,487)	0.8%
GROSS PROFIT	2,807,621	23.1%		1,788,257	16.2%		1,019,364	57.0%
Research and development	(672,491)	(5.5%	)	(620,090)	(5.6%	)	(52,401)	8.5%
Selling and distribution expenses	(71,420)	(0.6%	)	(79,201)	(0.7%	)	7,781	(9.8%	)
General and administrative expenses	(1,332,279)	(11.0%	)	(896,050)	(8.1%	)	(436,229)	48.7%
INCOME FROM OPERATIONS	731,431	6.0%		192,916	1.7%		538,515	279.1%
Interest income (expense), net	(617,601)	(5.1%	)	(188,542)	(1.7%	)	(429,059)	227.6%
Change in fair value of financial instruments	(1,082,735)	(8.9%	)	1,018,576	9.2%		(2,101,311)	(206.3%	)
Government grants	49,807	0.4%		25,308	0.2%		24,499	96.8%
Investment (loss) income	(25,893)	(0.2%	)	(14,010)	(0.1%	)	(11,883)	84.8%
Other income, net	54,148	0.4%		12,134	0.1%		42,014	346.3%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(890,843)	(7.3%	)	1,046,382	9.5%		(1,937,225)	(185.1%	)

INCOME TAX (EXPENSE)	(153,457)	(1.3%	)	(141,154)	(1.3%	)	(12,303)	8.7%

NET (LOSS) INCOME	(1,044,300)	(8.6%	)	905,228	8.2%		(1,949,528)	(215.4%	)

(a) Revenue

For the three months ended June 30, 2013, our revenue increased by 9.9% from $11,060,976 to $12,157,827 as compared to the three months ended June 30, 2012, mainly because sales of ATV's and Go-Kart's increased in the three months ended June 30, 2013 compared to the same period of last year. For the three months ended June 30, 2013, our EV business recorded a 40% increase in revenue, primarily because the Company sold more higher price models during the three months ended June 30, 2013, compared to the same period of 2012

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30
	2013		2012
	Unit	Sales	Unit	Sales
ATV	3,546	1,722,779	1,954	961,647
EV	330	2,031,873	343	1,450,935
Go-Kart	8,500	7,105,600	4,001	6,093,381
Utility vehicles (“UTVs”)	100	285,145	15	58,949
Three wheeled motorcycle	81	166,349	250	181,611
Refitted car	11	296,490	29	781,769
Auto generator	16,385	549,591	28,298	1,532,684
Total	28,953	12,157,827	34,890	11,060,976

The following table shows the breakdown of our revenues from its customers by geographical markets based on the location of the customer during the 3 months ended June 30, 2013 and 2012:

	Three Months Ended June 30
	2013		2012
	Sales	Percentage	Sales	Percentage
North America	$1,095,453	9%	$1,556,430	14%
China	10,855,663	89%	9,223,045	83%
Europe & other region	206,711	2%	281,501	3%
Total	$12,157,827	100%	$11,060,976	100%

For the three months ended June 30, 2013, about 70% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2013 was $9,350,206, representing an increase of $77,487, or 0.8% compared to three months ended June 30, 2012, which corresponded to an increase in our revenues.

(c) Gross profit

Gross profit for the second quarter of 2013 increased 57.0% to $2,807,621, compared to $1,788,257 for the same period last year. This was attributable to our increase in revenue. Simultaneously, our gross margin increased to 23.1% compared to 16.2% for the same period of 2012. This increase was primarily due to Yongkang Scrou’s adjustment to its product structure and disposal of its old products in the second quarter of 2012, which decreased our gross margin in the second quarter of 2012.

(d) Selling and distribution expenses

Selling and distribution expenses were $71,420 for the three months ended June 30, 2013, compared to $79,201 for the same period in 2012, a 9.8% decrease. This decrease is primarily attributable to a decrease in our exporting related fees and custom inspection fee during this reporting period.

(e) General and administrative expenses

General and administrative expenses were $1,332,279 for the three months ended June 30, 2013, compared to $896,050 for the same period in 2012, a 48.7% increase. For the three months ended June 30, 2013, general and administrative expenses included $35,350 in expenses for common stock awards to employees and consultants for financing and investor relations services, compared to $14,075 for the same period in 2012. Excluding stock award costs, our net general and administrative expenses for the three months ended June 30, 2013 were $1,296,929 an increase of 47% from $881,975for the same period of 2012. This increase was primarily attributable to higher depreciation and amortization costs.

(f) Research and development

Research and development expenses were $672,491 for the three months ended June 30, 2013, compared to $620,090 from the same period in 2012, an 8.5% increase. This increase was primarily because during the 2nd quarter of 2013 we spent additional money on research and development for our UTV products, which are our traditional products. The Company expects this additional expense to result in our UTV products will gaining better performance.

(g) Government grants

Government grants totaled $49,807 for the three months ended June 30, 2013, an increase of 96.8% from $25,308 in the corresponding period in 2012.

(h) Net interest (expense) income

Net interest expense was ($617,601) for the three months ended June 30, 2013, compared to interest expense of ($188,542) for the same period last year, representing a 227.6% increase. For the three months ended June 30, 2013 and June 30,2012, the interest expenses related to convertible notes, and the interest incurred by the a debt discount amortization, were all $0, since all remaining convertible notes were converted during the first fiscal quarter of 2012. Therefore, the net interest expenses, after excluding the effects aforementioned, for the three months ended June 30, 2013 and June 30, 2012 have not changed. This increase was primarily attributable to: (i) a decrease of interest income earned on note receivables issued to third parties; and (ii) bond interest expenses incurred by the Company.

(i) Change in fair value of financial instruments

For the three months ended June 30, 2013, interest expense, caused by an increase in the fair value of warrants issued to investors and placement agents, was ($1,082,735), while, for the same period of last year, interest income, caused by a decrease in the fair value of warrants, was $1,018,576. This significant change was primarily because the Company’s common stock price increased significantly in the second quarter of 2013.

(j) Other Income, Net

Net other income was $54,148 for the three months ended June 30, 2013, compared to $12,134 for the same period of last year, a significant increase of $42,014 or 346.3% . This increase is primarily attributable to the sales of old and useless materials, such as packing boxes used for materials purchased by the Company, during this reporting period.

(k) Investment (loss) income

Investment losses were ($25,893) for the three months ended June 30, 2013, compared to a loss of ($14,010) for the corresponding period in 2012. For the three months ended June 30, 2013, ($15,517) in investment losses were attributable to our 30% equity interest investment in Jinhua Service, and ($10,376) in investment losses was attributable to our 50% equity investment in JV Company, while for the three months ended June 30, 2012, investment losses were purely attributable to our 30% equity interest investment in Jinhua Service.

(l) Net income

The operating performance of the Company for the three months ended June 30, 2013 reflected a net loss of ($1,044,300), a decrease of $1,949,528 or 215.4% from a net income of $905,228 for the same period of last year. This decrease was primarily attributable to the change in the fair value of warrants.

Excluding the effects of stock award expense, which was $35,350 and $14,075 for the three months ended June 30, 2013 and 2012 respectively, and the change of the fair value of financial derivatives, which was ($1,082,735) and $1,018,576 for the three months ended June 30, 2013 and 2012 respectively, for the three months ended June 30, 2013, the Company’s net income was $73,785, significantly changed from a net loss of ($99,273) for the same period of 2012, excluding the same effects. This change is primarily attributable to the increase of gross profit, although offset by the increase of general and administrative expense and net interest expense in this reporting period.

Financial Condition

Working Capital, Liquidity and Capital Resources

The Company had a working capital deficit of ($34,705,168) as of June 30, 2013, compared to a working capital surplus of $23,371,747 as of June 30, 2012.

As of June 30, 2013, the Company had credit lines from commercial banks of $54,620,083, of which $33,289,163 was used as of June 30, 2013. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2013 are as follows:

Six Months Ended June
30, 2013
Capital requirements	(In thousands)
Purchase of plant and equipment	$54
Purchase of Construction in progress	53
Issuance of notes receivable	1,964
Repayments of short-term bank loans	22,407
Repayments of notes payable	25,608
Increase in deposit for acquisition	14,189
Investment in Joint Venture Company	80,026
Internal cash used in operations	16,261
Total capital requirements	$160,562

Capital provided
Decrease in cash	2,053
Decrease in restricted cash	4,800
Proceeds from short-term bank loan	22,407
Proceeds from notes payable	68,184
Repayments of notes receivable	-
Deposit for disposal of subsidiary	60,020
Warrant exercise	3,848
Other financing activities	38
Total capital provided	$161,350

Further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past six months.

Cash Flow

Net cash flow used in operating activities was ($16,260,637) for the six months ended June 30, 2013, compared to net cash flow used in operating activities of ($12,454,463) for the same period in 2012. This increase was mainly attributable to changes in our cash flow caused by prepayments and prepaid expenses. The account has changed to a cash outflow of ($27,114,014) for the six months ended June 30, 2013, compared to a cash inflow of $30,204 for the same period last year. This significant change was mainly attributable to the fact that the Company was preparing for significantly increased production of the EV in the rest of year 2013.

Net cash flow used in investing activities was ($36,267,144) for the six months ended June 30, 2013, compared to $20,692,093 for the same reporting period in 2012. This significant change was mainly attributable to (i) the Company providing a ($14,188,677) cash deposit for the acquisition of certain assets of Zhejiang New Energy Vehicle System Co., Ltd. during the six months ended June 30, 2013; and (ii) for the six months ended June 30, 2013, the Company contributed ($80,026,377) to Zhejiang Kandi Electric Vehicles Co.,Ltd. (“JV Company”), although the Company also received $60,019,783 in cash deposits from JV Company for acquiring the Company’s 100% subsidiary Kandi Changxin during this reporting period.

Net cash flow provided by financing activities was $51,261,846 for the six months ended June 30, 2013, compared to net cash flow used in financing activities of ($7,049,932) for the six months ended June 30, 2012. Cash flow provided by financing activities for the six months ended June 30, 2013 was primarily attributable to (i) a net cash inflow of $42,575,632 from note payables, (ii)a decrease in restricted cash for the 2nd quarter of 2013 compared to the end of 2012, which caused a cash inflow of $4,799,980, and (iii) warrant exercises, which caused a cash inflow of $3,848,134, while for the same period of last year, the Company recorded a net cash outflow of ($20,103,142) for restricted cash, which was partially offset by a net cash inflow of $9,277,002 from note payables.

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 21 for additional information relating to the following of off-balance sheet arrangements.

(a) Guarantees and Pledged collateral for third party bank loans

As of June 30, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,847,936
Zhejiang Shuguang industrial Co., Ltd.	4,847,936
Yongkang Angtai Trade Co., Ltd.	807,989
Nanlong Group Co., Ltd.	9,695,873
Total	$20,199,734

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,847,936 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On October 9, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank Hangzhou branch in the amount of $4,847,936 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from October 9, 2012 to October 9, 2013. ZSICL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth in the loan contracts.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $807,989 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,231,958 and $6,463,915 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of June 30, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the following third party:

Zhejiang Mengdeli Electric Co., Ltd.:
Land use rights net book value	$3,529,204
Plant and equipment net book value	$2,838,741

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

Recent Development Activities:

On July 11, 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. ("ZZY EV Service Company") was incorporated and capitalized by Jiaxing Jiale Investment Partnership Enterprise, Jiaxing Jiazheng Investment Partnership Enterprise and Zhejiang Kandi Electric Vehicles Co., Ltd.(the “JV Company”). The JV Company has a 19% ownership interest in ZZY EV Service Company. The Company, indirectly through Kandi Vehicles, has a 9.5% ownership interest in ZZY EV Service Company.

On August 4, 2013, Mr. Li Shufu, the Chairman and Mr. Hu Xiaoming, the President of the JV Company meet in Hangzhou with Zhang Hongming, the new mayor of Hangzhou. During the meeting, Chairman Li Shufu and President Hu Xiaoming gave a detailed introduction to Mayor Zhang of the JV Company's mini public transportation project of pure electric vehicles in Hangzhou. Mayor Zhang expressed that he believes that the project is good and will benefit the country and its people, and, in addition, the project will: help enhance Hangzhou’s internationalization, improve the urban environment and help expand transportation benefits to a larger mass of people. In addition, Mayor Zhang expressed that full support will be offered to this project.

On August 9, 2013, Mr. Liu Jinliang, the Vice President of the JV Company and Mr. Yu Xueliang, the Senior Vice President of Geely Auto Holding Group were invited to Chengdu City, Sichuan Province to negotiate with the government leadership of Chengdu City the promotion of the JV Company's mini public transportation project of pure electric vehicles in Chengdu.

On August 12, 2013, leaders and experts from Economic and Information Commission of Shanghai and New Energy Promoting Office paid a visit to the JV Company to inspect the progress, in Hangzhou, of the mini public transportation project of pure electric vehicles and probe into the feasibility of implementing the mini public transportation project in Shanghai.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceeding.

As of June 30, 2013, two lawsuits were pending in Ripley County, Missouri against the Company and its subsidiary Zhejiang Kandi Vehicles Co., Ltd.(“Kandi Vehicles”) as well as other parties, Kandi Investment Group and SunL, related to two persons who died in an accident on March 3, 2006 while operating a go-cart allegedly manufactured by Kandi Vehicles. Kandi Investment Group was a major shareholder of Kandi Vehicles but it transferred all its equity in Kandi Vehicles to Continental Development Limited in November 2006. Since then, Kandi Investment Group has been unrelated to the Company or its affiliates. The cases were filed in 2009 and were known as Elder vs. SunL Group and Griffen vs. SunL Group.

On July 29, 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the "Court") entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs GRIFFIN and ELDER, respectively, pursuant to the jury verdicts rendered in two cases of GRIFFIN v. SUNL GROUP, et al., and ELDER v. SUNL GROUP, et al. on July 17, 2013. The costs of defendants Kandi Vehicles and Kandi Technologies are to be taxed to the plaintiffs.

Item 1A. Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” section in our Form 10-K for the period ended December 31, 2012 and supplemented by our Form 10-Q for the period ended March 31, 2013. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our periodic reports. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.**
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document.**
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.**
Exhibit 101.DEF XBRL Taxonomy Definitions Linkbase Document.**

___________________
*Filed herewith
**Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies Group, Inc.

Date: August 14, 2013	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)