Form 10-Q
period 2013-09-30
Kandi Technologies Group, Inc.
filed 2013-11-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [   ]     No [X]

As of November 5, 2013 the registrant had issued and outstanding 36,978,476 shares of common stock, par value $.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,448,344	$12,135,096
Restricted cash	11,384,036	15,835,364
Accounts receivable	17,601,020	33,557,534
Inventories (net of reserve for slow moving inventory of $0 and
$56,248 as of September 30, 2013 and December 31, 2012
respectively)	22,850,641	7,630,715
Notes receivable	11,499,348	9,562,429
Other receivables	1,329,421	501,448
Prepayments and prepaid expenses	654,844	563,861
Due from employees	41,217	40,936
Advances to suppliers	11,558,433	4,769,825
Deferred tax	-	-
Deposit for acquisition	-	24,397,967
Total Current Assets	89,367,304	108,995,175

LONG-TERM ASSETS

Plant and equipment, net	30,842,372	35,725,740
Land use rights, net	14,454,381	14,337,691
Construction in progress	-	-
Deferred taxes	-	695
Investment in Joint Venture Company	81,160,925	-
Investment in associated companies	119,987	161,507
Goodwill	322,591	322,591
Intangible assets	680,019	741,591
Total Long-Term Assets	127,580,275	51,289,815

TOTAL ASSETS	$216,947,579	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

		December
	September 30,	31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$8,753,990	$8,668,478
Other payables and accrued expenses	2,191,165	3,092,045
Short-term bank loans	34,301,135	32,615,063
Customer deposits	693,363	292,389
Notes payable, net of discount of $0 and $0 as of September 30,
2013 and December 31, 2012 respectively	27,962,740	25,332,088
Deposit for disposal of subsidiary	13,005,170
Income tax payable	473,835	680,253
Due to employees	11,754	7,132
Due to related party	841,251	841,251
Due to JV company	20,268,557	-
Deferred taxes	35,656	55,166
Financial derivative - liability	4,856,540	1,513,013
Total Current Liabilities	113,395,156	73,096,878

LONG-TERM LIABILITIES
Bond payable	-	12,666,044
Financial derivate - liability	9,995,465	-
Deferred tax	683,752	-
Total Long-Term Liabilities	10,679,217	12,666,044

TOTAL LIABILITIES	124,074,373	85,762,922

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,978,476 and 31,696,794 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	36,978	31,697
Additional paid-in capital	66,938,401	43,728,218
Retained earnings (the restricted portion is $2,831,005 and $2,831,005 at September 30, 2013 and December 31, 2012, respectively)	18,763,340	25,259,809
Accumulated other comprehensive income	7,134,487	5,502,344
TOTAL STOCKHOLDERS’ EQUITY	92,873,206	74,522,068
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,947,579	$160,284,990

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
REVENUES, NET	$17,145,512	$12,765,694	$43,975,463	$38,182,211

COST OF GOODS SOLD	(13,032,352)	(9,541,687)	(33,673,048)	(29,829,097)

GROSS PROFIT	4,113,160	3,224,007	10,302,415	8,353,114
Research and development	(500,864)	(630,083)	(1,863,020)	(2,006,269)
Selling and marketing	(102,380)	(158,714)	(263,414)	(331,750)
General and administrative	(2,893,935)	(940,930)	(4,826,622)	(2,520,600)

INCOME FROM CONTINUING OPERATIONS	615,981	1,494,280	3,349,359	3,494,495
Interest income (expense), net	(1,184,282)	(76,866)	(2,472,377)	(133,806)
Change in fair value of financial instruments	(6,864,624)	(882,731)	(6,956,963)	1,078,795
Government grants	11,077	20,634	60,884	45,942
Investment (loss) income	(125,428)	(18,259)	(165,344)	(45,670)
Other income, net	40,647	239,203	217,160	285,805

INCOME (LOSS) FROM CONTINUING OPERATION BEFORE INCOME TAXES	(7,506,629)	776,261	(5,967,281)	4,725,561

INCOME TAX EXPENSE	(257,222)	(181,743)	(502,123)	(842,863)

INCOME FROM CONTIUNING OPERATIONS	(7,763,851)	594,518	(6,469,404)	3,882,698

DISCONTINUED OPERATION

Loss from discontinued operation	(350,320)	-	(452,194)	-
Gain from disposition of discontinued operation	425,129	-	425,129	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATION	74,809	-	(27,065)	-

NET (LOSS) INCOME	(7,689,042)	594,518	(6,496,469)	3,882,698

OTHER COMPREHENSIVE INCOME
Foreign currency translation	322,798	(260,114)	1,632,143	2,569,341

COMPREHENSIVE (LOSS) INCOME	$(7,366,244)	$334,404	$(4,864,326)	$6,452,039

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	37,020,321	29,909,130	33,965,100	29,068,208

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	37,020,321	31,464,257	33,965,100	30,413,267

NET (LOSS) INCOME PER SHARE, BASIC	$(0.21)	$0.02	$(0.19)	$0.13

NET (LOSS) INCOME PER SHARE, DILUTED	$(0.21)	$0.02	$(0.19)	$0.13

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,496,469)	$3,882,698
Net (loss) from discontinued operation	(27,065)	-
Net (loss) income from continuing operation	(6,469,404)	3,882,698
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,144,086	3,694,917
Deferred taxes	677,912	72,004
Option expense	-	19,053
Change of derivative instrument’s fair value	6,956,963	(1,297,854)
Loss in investment in JV and associated company	165,344	45,670

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	16,665,031	(13,939,987)
Inventories	(14,846,384)	(7,686,157)
Other receivables and prepaid expenses	(805,480)	1,395,899
Due from employees	5,187	173,844
Prepayments and prepaid expenses	(6,661,365)	(3,158,733)

Increase (Decrease) In:
Accounts payable	(144,929)	5,888,514
Other payables and accrued liabilities	(963,422)	(1,957,184)
Customer deposits	388,714	(899,693)
Due to related party	-	-
Due to JV company	20,040,119	-
Income tax payable	(222,100)	27,318
Net cash (used in) provided by operating activities	$20,930,272	$(13,739,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	-	112,551
Purchases of plant and equipment	(44,250)	(472,696)
Purchase of construction in progress	-	(2,160,338)
Issuance of notes receivable	(1,972,619)	(1,010,596)
Repayments of notes receivable	310,674	23,115,794
Investment in Joint Venture Company	(80,366,213)	-
Disposal of subsidiary	64,292,970
Deposit for disposal of subsidiary	12,858,594	-
Assets acquisition, net of deposit	(39,524,103)	-
Net cash provided by (used in) investing activities	$(44,444,947)	$19,584,715

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$4,820,363	$(13,241,885)
Proceeds from short-term bank loans	29,735,499	31,023,311
Repayments of short-term bank loans	(28,931,837)	(32,603,714)
Proceeds from notes payable	68,473,621	18,316,871
Repayments of notes payable	(66,543,224)	(14,558,408)
Stock market financing	26,387,498	-
Warrant exercise	3,848,134	219,059
Option exercise & other financing	85,200	116,903
Repayment of bond	(12,858,594)	-
Common stock issued for acquisition, net of Cost of Capital	-	3,741,790
Net cash provided by (used in) financing activities	25,016,660	(6,986,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,501,985	(1,141,049)
Effect of exchange rate changes on cash	(1,188,737)	392,703
Cash and cash equivalents at beginning of period	12,135,096	2,294,352
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,448,344	$1,546,006

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$724,223	$688,668
Interest paid	$2,959,231	$2,062,306
Issuance of Common Stock for Acquisition	-	8,616,416

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean Kandi Technologies Group, Inc., a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on March 31, 2004. On August 13, 2007, the Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc. Headquartered in the Jinhua city, Zhejiang Province, China, we are one of China’s leading producers and manufacturers of electrical vehicles, all-terrain vehicles, go-karts and a variety of other specialty vehicles, including all-terrain vehicles and specialized utility vehicles for the PRC and global markets.

The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”).

In December 2010, in connection with forming the first Chinese electric vehicle battery replacement service provider, Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service.

In January 2011, pursuant to relevant agreements, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

In April 2012, pursuant to a Share Exchange Agreement, the Company completed an acquisition of Yongkang Scrou Electric Co. (“Yongkang Scrou”), which is a manufacturer mainly engaged in manufacturing of air-conditioning systems and controllers of electric vehicles and auto generators. Yongkang Scrou became a wholly owned subsidiary of the Company.

In March 2013, Kandi Vehicles entered into the Joint Venture Agreement (the “JV Agreement”) of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd. with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. (the “Geely”), an entity listed on the Hong Kong Exchanges and Clearing Limited. On April 19, 2013, Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) was officially approved by the necessary local government agency and established by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd.. Each party has a 50% ownership interest in the JV Company. The business scope of JV Company is to develop, manufacture and sell EVs and related auto parts.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing specializes in the production of electrical vehicles (“EVs). As reported on a Form 8-K filed by the Company on November 4, 2013, Kandi Vehicles, pursuant to the terms and conditions of the JV Agreement, sold and transferred its entire ownership interest in Kandi Changxing to the JV Company.

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was incorporated and capitalized by Kandi Vehicles and Kandi New Energy in Wanning City of Hainan Province. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10%. Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy; therefore, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi Wanning.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. ("ZZY EV Service Company") was incorporated and capitalized by the JV Company, Jiaxing Jiale Investment Partnership Enterprise and Jiaxing Jiazheng Investment Partnership Enterprise. The JV Company has a 19% ownership interest in ZZY EV Service Company. The Company, indirectly through Kandi Vehicles, has a 9.5% ownership interest in ZZY EV Service Company.

The Company’s organization chart as of this reporting date is as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

The Company's primary business operations are the design, development, manufacturing, and commercialization of EVs, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles. In connection with our strategic objective of becoming a leader in electric vehicles manufacturing and related services, we have increased our focus on fuel efficient pure electrical vehicles with a particular focus on expanding our market share in China.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 2 – LIQUIDITY

As of September 30, 2013, the Company’s working capital deficit was ($24,027,852), an improvement from a working capital deficit ($34,705,168) as of June 30, 2013. This improvement mainly attributable to the payment received from JV Company in connection with transferring ownership of Kandi Changxing to JV Company, and the cash received from investors in the third quarter of 2013.

As of September 30, 2013, the Company had credit lines from commercial banks of $54,946,841, of which $33,488,312 was used as of September 30, 2013.

Historically, the Company has financed itself through short-term commercial bank loans obtained from banks. The term of these loans are typically for one year; upon our payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over such loans for an additional one-year term, subject to interest rate adjustments to reflect prevailing market rates. The Company believes these lending arrangements have not changed and that short-term bank loans will continue to be available on customary terms and conditions.

The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months (if required). However, the Company believes that its access to existing financing sources, as well as its established reputation with banks, will enable it to meet its obligations and fund its ongoing operations.

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

The financial information included herein for the nine month periods ended September 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods.

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)
(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of “Continental”)
(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)
(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles with 100% profits and loss absorption due to contractual agreement)
(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)
(vi)	Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of JV Company, with 50% profits and loss absorption by Kandi Vehicles)
(vii)	Zhejiang Kandi Electric Vehicles Co.,Ltd. (“JV Company”) (a 50% owned subsidiary of Kandi Vehicles)
(viii)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles, with 100% profits and loss absorption by Kandi Vehicles)
(ix)	Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. ("ZZY EV Service Company") (a 19% owned subsidiary of JV Company, with a 9.5% profits and loss absorption by Kandi Vehicles).

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
SEPTEMBER 30, 2013 (UNAUDITED)

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

As of September 30, 2013, our assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in
				Significant
	Carrying value as	Active Markets for	Significant Other	Unobservable
	of September 30,	Identical Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,448,344	$12,448,344	-	-
Restricted cash	11,384,036	11,384,036	-	-
Warrants	14,852,005	-	-	14,852,005

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which is used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 section (s).

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of September 30, 2013 and December 31, 2012, represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. As of September 30, 2013, our restricted cash was as follows:

Purpose	Amount
Used to secure note payable (also see Note 15)	$11,381,149
Used to secure short-term bank loans (also see Note 14)	-
Pure time deposits	2,887
Total	11,384,036

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within operating expenses line item. As of September 30, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

As of September 30, 2013 and December 31, 2012, the longest credit term used, in connection with certain selected customers, was 90 days.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of September 30, 2013, prepayments included cash paid advances to raw material and equipments suppliers, and prepaid expenses, such as water and electricity fees.

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
SEPTEMBER 30, 2013 (UNAUDITED)

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $1,863,020 and $2,006,269 for the nine months ended September 30, 2013 and 2012, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company’s technical research and development efforts are recognized when the proceeds are received or collectible.

For the nine months ended September 30, 2013 and 2012, $60,884 and $45,942, respectively, was received from the PRC government.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

	September 30,	December 31,	September 30,
	2013	2012	2012
Period end RMB : USD exchange rate	6.1514	6.3161	6.3340
Average RMB : USD exchange rate	6.2215	6.3198	6.3275

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

The stock based compensation expense for the period ended September 30, 2013 was $0. See Note 18.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities respectively in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At September 30, 2013, the Company determined that goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of tradename and customer relations associated with the purchase price allocation of Yongkang Scrou Electric Co.. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of September 30, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

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
SEPTEMBER 30, 2013 (UNAUDITED)

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

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. To date, the adoption of 2013-10 has not had a material effect on our operating results or financial position, and the Company does not expect the adoption of 2013-10 to have a material effect on its operating results or financial position.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recent Accounting Pronouncements (Continued)

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of 2013-11 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 8 – CONCENTRATIONS

(a) Customers

For the period ended September 30, 2013, the Company’s major customers accounted for the following percentages of its total sales and accounts receivable:

	Sales		Accounts Receivable
	Nine Months	Nine Months
Major	Ended September	Ended September	September 30,	December 31,
Customers	30, 2013	30, 2012	2013	2012
Company A	42%	47%	10%	21%
Company B	22%	15%	10%	8%
Company C	17%	-	31%	8%
Company D	12%	8%	18%	8%
Company E	4%	17%	12%	7%

(b) Suppliers

For the period ended September 30, 2013, the Company’s major suppliers accounted for the following percentages of total purchases and accounts payable:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended September	Ended September	September 30,	December 31,
Major Suppliers	30, 2013	30, 2012	2013	2012
Company F	39%	46%	36%	4%
Company G	33%	24%	-	-
Company H	2%	-	-	1%
Company I	2%	-	1%	-
Company J	1%	2%	2%	1%

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the nine months ended September 30, 2013, there were no potentially dilutive common shares because the Company recorded a net loss during this period.

The following table sets forth the computation of basic and diluted net income per common share:

Nine months Ended September 30,	2013	2012
Net (loss) income	$(6,496,469)	$3,882,698
Weighted – average shares of common stock outstanding
Basic	33,965,100	29,068,208
Dilutive shares	-	1,345,059
Diluted	33,965,100	30,413,267
Basic (loss) income per share	$(0.19)	$0.13
Diluted (loss) income per share	$(0.19)	$0.13

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2013
	(Unaudited)	December 31, 2012
Raw material	$3,248,525	$2,278,096
Work-in-progress	15,743,815	3,649,414
Finished goods	3,858,301	1,759,453
	22,850,641	7,686,963
Less: reserve for slow moving inventories	-	(56,248)
Inventories, net	$22,850,641	$7,630,715

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Notes receivable from unrelated companies:
Due September 30, 2014, interest at 9.6% per annum [1]	$11,499,348	$9,562,429
	11,499,348	9,562,429

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$11,499,348	$9,562,429

Details of Notes receivable from unrelated parties as of December 31, 2012

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	9,562,429	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

Details of Notes receivable from unrelated parties as of September 30, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	11,499,348	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 12 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2013
	(Unaudited)	December 31, 2012

Cost of land use rights	$16,117,412	$15,697,132

Less: Accumulated amortization	(1,663,031)	(1,359,441)

Land use rights, net	$14,454,381	$14,337,691

As of September 30, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,985,575 and $7,313,642, respectively. Also see Note 14.

As of September 30, 2013, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), an unrelated party of the Company, was $0, while as of December 31, 2012, the net book value of land use rights pledged as collateral for bank loans borrowed by ZMEC was $3,500,426.

It is a common business practice among Chinese companies located in Kandi's geographic region to exchange guarantees related to bank debt, without receiving consideration. It is considered a “favor for favor” business practice, and it is commonly required by lending banks, as in the instances described herein. In return, ZMEC has guaranteed certain bank loans received by the Company. As of September 30, 2013, ZMEC had guaranteed bank loans of the Company totaling $15,931,333. In exchange, the Company provided guarantees for ZMEC's bank and allowed ZMEC to pledge certain assets owned by the Company to secure the repayment of ZMEC’s bank loans. Also see Note 14 and Note 21.

The amortization expense for the nine months ended September 30, 2013 and 2012 was $264,181 and $259,756 respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (three months)	$88,060
2014	352,241
2015	352,241
2016	352,241
2017	352,241
Thereafter	12,957,357
Total	$14,454,381

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2013
	(Unaudited)	December 31, 2012
At cost:
Buildings	$14,585,020	$14,204,698
Machinery and equipment	10,701,413	10,396,243
Office equipment	248,432	230,073
Motor vehicles	268,166	255,648
Moulds	34,856,676	33,947,746
	60,659,707	59,034,408
Less : Accumulated depreciation
Buildings	$(2,874,287)	$(2,439,546)
Machinery and equipment	(10,109,957)	(9,154,890)
Office equipment	(188,427)	(163,833)
Motor vehicles	(223,225)	(200,741)
Moulds	(16,421,439)	(11,349,658)
	(29,817,335)	(23,308,668)
Plant and equipment, net	$30,842,372	$35,725,740

As of September 30, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for the Company’s bank loans was $11,496,653 and $8,711,583, respectively.

As of September 30, 2013 and December 31, 2012, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electronic Co., Ltd. (“ZMEC”), a supplier but unrelated party, was $0 and $2,834,569. Also see Note 21.

Depreciation expense for nine months ended September 30, 2013 and 2012 was $5,818,334 and $3,435,118 respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Loans from China Communication Bank-Jinhua Branch

Monthly interest only payments at 7.50% per annum, due December 24, 2013	$487,694	$474,977

Loans from Commercial Bank-Jiangnan Branch

Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	-	3,166,511

Monthly interest only payments at 6.30% per annum, due October 10, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	1,625,646	1,583,256

Monthly interest only payments at 6.30% per annum, due November 25, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and pledged by the assets of the Company.	812,823	791,628

Monthly interest only payments at 6.30% per annum, due January 6, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping. and pledged by the assets of Jingdezheng De’er Investment Industrial Co., Ltd.	3,251,292	-

Loans from China Ever-bright Bank

Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,876,939	-

Monthly interest only payments at 7.08% per annum, due December 3, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	4,876,939	-

Monthly interest only payments at 7.08% per annum, due December 4, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	2,926,163	2,849,860

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 14 - SHORT TERM BANK LOANS (CONTINUED)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Loans from Shanghai Pudong Development Bank

Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	-	3,166,511

Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming	-	3,166,511

Monthly interest only payments at 6.60% per annum, due September 4, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming	6,502,585	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.60% per annum, due December 26, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,876,939	4,749,766

Loans from China Ever-growing Bank

Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,166,511

Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,251,292	-

Loans from Yongkang Rural Cooperative Bank

Monthly interest only payments at 1.026% per month, due March 31, 2014, guaranteed by guaranteed by Yonnkang Sanli Metal Co., Ltd.	812,823	-

Total	$34,301,135	32,615,063

Bank loan interest expense for the nine month ended September 30, 2013 and 2012 was $1,702,772, and $1,986,618, respectively.

It is a common business practice among Chinese companies located in Kandi's geographic region to exchange guarantees related to bank debt, without receiving consideration. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases. For further details regarding guarantees provided by the Company to unrelated third parties, please refer to Note 21.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Bank acceptance notes:
Due March 26, 2013	$-	$1,583,255
Due March 26, 2013	-	1,583,255
Due June 24, 2013	-	3,166,511
Due June 24, 2013	-	6,333,023
Due June 25, 2013	-	2,533,209
Due June 25, 2013	-	10,132,835
Due October 11, 2013	1,625,646	-
Due December 6, 2013	6,096,173	-
Due December 19, 2013	7,451,962	-
Due December 19, 2013	10,838,183	-
Due March 18, 2014	1,950,776	-
Subtotal	$27,962,740	$25,332,088

Total	$27,962,740	$25,332,088

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $13,824 for the nine months ended September 30, 2013.

Restricted cash of $11,381,149 is held as collateral for the following notes payable as of September 30, 2013:

Due October 11, 2013	1,625,646
Due December 6, 2013	6,096,173
Due December 19, 2013	7,451,962
Due December 19, 2013	10,838,183
Total	$26,011,964

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 16 – BOND PAYABLE

On December 27, 2012, we borrowed RMB 80,000,000 ($12,927,830) from China Ever-bright Securities Co. Ltd. pursuant to a bond issued to them by us. The maturity date is December 27, 2015 and no principal payments are required prior to maturity. The interest rate is 12% and interest is payable on December 27 in each of 2013, 2014 and 2015. The obligation is secured by an unrelated third party.

On August 2013, the Company repaid without a prepayment penalty all principal and interest to China Ever-bright Securities Co. Ltd. Therefore, as of September 30, 2013, the balance of bond payable was nil.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 17 – TAX

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law (the “new CIT law”) in its fifth plenary session. The new corporate income tax law took effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate of Kandi Vehicles is 25%. However, likewise to fiscal year ended 2012, in fiscal year 2013, Kandi Vehicles, as a result of qualifying as a high technology company in China, in both years, is entitled to pay a reduced income tax rate of 15% and entitled to a research and development tax credit of 25% of 50% actual spending, with effective rate of 29.5% and 26.2% savings, resulting in a total tax benefit of 52.7% and 46.8% .

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate is 25%

Kandi Electric Vehicles (Wanning) Co., Ltd. is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Zhejiang Kandi Electric Vehicles Co., Ltd is a joint venture company (the "JV Company"). The Company has a 50% ownership interest in the JV Company and its applicable corporate income tax is 25%.

Kandi Electric Vehicles (Changxing) Co., Ltd. is a subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. is a 19% owned subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the Internal Revenue Services (“IRS”) and states where the Company has operation. The Company is subject to U.S. federal or state income tax examinations by IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2013 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S federal income tax for the reporting period ended September 30, 2013 due to the net operating loss position and having net operating loss carry forward in the United States.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Income tax expense (benefit) for the period ended September 30, 2013 and 2012 is summarized as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2013	2012
Current:
Provision for CIT	$491,982	$842,863
Provision for Federal Income Tax
Deferred:	-	-
Provision for CIT	10,141
Income tax expense (benefit)	$502,123	$842,863

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended September 30, 2013 and 2012 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2013	2012
Computed "expected" (benefit) expense	$(2,384,911)	$897,840
Favorable tax rate	(489,815)	(799,986)
Permanent differences	33,404	737,764
Valuation allowance	3,343,445	7,245
Income tax expense (benefit)	$502,123	$842,863

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012 are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 17 – TAX (CONTINUED)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$(8,357)	$(193,777)
Subtotal	(8,357)	(193,777)

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	(9,000)	138,611
Other	(18,299)	-
Subtotal	(27,299)	138,611

Total deferred tax assets (liabilities) – current portion	(35,656)	(55,166)

Non-current portion:
Deferred tax assets:
Depreciation	208,401	223,409
Loss carried forward	3,343,445	1,172,097
Valuation allowance	(3,343,445)	(1,172,097)
Subtotal	208,401	223,409

Deferred tax liabilities:
Accumulated other comprehensive gain	(892,153)	(222,714)
Subtotal	(892,153)	(222,714)

Total deferred tax (liabilities) assets – non-current portion	(683,752)	695

Net deferred tax assets (liabilities)	$(719,408)	$(54,471)

(b) Tax Benefit (Holiday) Effect

For the nine months ended September 30, 2013 and 2012 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the nine months ended September 30, 2013 and 2012.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended
	September 30
	(Unaudited)
	2013	2012
Tax benefit (holiday) credit	$(489,815)	$(799,986)
Basic net income per share effect	$(0.01)	$(0.02)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortizes the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of September 30, 2013, options for 2,366,672 shares have been exercised and 6,668 options have been forfeited.

On October 6, 2009, the Company executed an agreement (“Cooperation Agreement”) with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the Cooperation Agreement, 250,000 of these options vested and became exercisable on March 6, 2011 and remaining 100,000 vested and became exercisable on June 6, 2011. The options will expire after ten years. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. No required dates of service are specified on the consulting agreement. No repurchase features or cash settlement provisions are specified in the terms and conditions of the Notice of Grant of Stock Option.

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of September 30, 2013	326,660	1.01

The following table summarizes information about stock options outstanding as of September 30, 2013:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
226,660	$0.80	5.50	226,660	$0.80
100,000	1.50	6.00	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES (CONTINUED)

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement (“Consulting Agreement”) with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. As of September 30, 2013, the consultant had cashless exercised all the 200,000 warrants.

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

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the presently expired Investor Warrants and placement agent warrants was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the presently expired Investor Warrants and placement agent warrants was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of September 30, 2013, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of September 30, 2013, 1,162,073 Investor Warrants and 124,123 warrants issued to the placement agent have been exercised. The remaining 217,075 Investor Warrants and 13,792 placement agent warrants were forfeited.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (“Second Round Warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. As of September 30, 2013, the fair value of Second Round Warrants is $2.58 per share, and 218,181 Second Round Warrants have been exercised. The exercise price of the Second Round Warrants was adjusted to $5.40 on September 9, 2013 as a result of the registered direct offering that closed on July 1, 2013.

On June 26, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Third Round Investors") that closed on July 1, 2013 pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share. As part of the transaction, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of our Common Stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69 (“Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of our Common Stock at an exercise price of $7.24 per share (“3rd round placement agent warrants”) As of September 30, 2013, the fair value of Series A warrants is $4.32 per share, the fair value of Series B warrants is $3.14 per share, the fair value of Series C warrants is $4.13 per share, and the 3rd round placement agent warrants’ fair value is $4.65 per share.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 19 – STOCK AWARD

In connection with his appointment to the Board of Directors, and as compensation for serving, the Board of Directors has authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 starting from July 2011.

As compensation for his services, the Board of Directors has authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, par value $0.001 starting from August 2011.

The fair value of awarded stock is determined by the closing price of our common stock on the date of stock award, or estimated by the closing price of our common stock on the reporting date if stock has not yet been awarded.

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful	September 30,
	life as of September	2013
	30, 2013	(Unaudited)	December 31, 2012
Gross carrying amount:
Tradename	8.25 years	$492,235	492,235
Customer relations	8.25 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Tradename		$(71,890)	(33,831)
Customer relations		(44,412)	(20,899)
		(116,302)	(54,730)
Intangible assets, net		$680,019	741,591

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income was $61,571 and $34,206 for the nine months ended September 30, 2013 and 2012, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013 (three months)	$20,524
2014	82,095
2015	82,095
2016	82,095
2017	82,095
Thereafter	331,115
Total	$680,019

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(a) Guarantees and Pledged collateral for third party bank loans

As of September 30, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,876,939
Yongkang Angtai Trade Co., Ltd.	812,823
Nanlong Group Co., Ltd.	9,753,877
Total	$15,443,639

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,876,939 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $812,823 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,251,292 and $6,502,585 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the third party was nil.

(b) Pending litigation

As previously reported, on July 29, 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the "Court") entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs GRIFFIN and ELDER, respectively, pursuant to the jury verdicts rendered in two cases of GRIFFIN v. SUNL GROUP, et al., and ELDER v. SUNL GROUP, et al. on July 17, 2013. On October 31, 2013, the plaintiffs appealed this decision. The Company intends to continue its defense of these cases and appeals and expects to prevail again.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 22 – IMPACT ON SALE OF KANDI CHANGXIN

            Pursuant to the JV agreement, the Company contributed RMB 500,000,000 (approximately $80,788,464) in the second quarter of 2013 to establish the JV Company. In the third quarter of 2013, in connection with the acquisition of Kandi Changxing, the JV Company paid the Company RMB 400,000,000 (approximately $64,292,970). Because Kandi Changxing did not commence normal manufacturing operation until after it was acquired by, and transferred to, the JV Company, the divestiture of Kandi Changxing had a minor impact on the Company’s profits and losses.

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

The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model or the lattice model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods where we determine a loss is probable, based on our assessment of specific factors such as troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within operating expenses line item. As of September 30, 2013 and December 31, 2012, the Company recorded no allowance for doubtful accounts. This determination was made per our management's judgment, which was based on their best knowledge.

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated sales price, in the ordinary course of business, less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the reporting period ended September 30, 2013.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Nine			For Nine
	Months Ended			Months Ended
	September 30,	% Of		September 30,	% Of		Change In	Change In
	2013	Revenue		2012	Revenue		Amount	%

REVENUES, NET	$43,975,463	100%		$38,182,211	100.0%		$5,793,252	15.2%
COST OF GOODS SOLD	(33,673,048)	(76.6%	)	(29,829,097)	(78.1%	)	(3,843,951)	12.9%
GROSS PROFIT	10,302,415	23.4%		8,353,114	21.9%		1,949,301	23.3%
Research and development	(1,863,020)	(4.2%	)	(2,006,269)	(5.3%	)	143,249	(7.1%	)
Selling and distribution expenses	(263,414)	(0.6%	)	(331,750)	(0.9%	)	68,336	(20.6%	)
General and administrative
expenses	(4,826,622)	(11.0%	)	(2,520,600)	(6.6%	)	(2,306,022)	91.5%
INCOME FROM
OPERATIONS	3,349,359	7.6%		3,494,495	9.2%		(145,136)	(4.2%	)
Interest income (expense), net	(2,472,377)	(5.6%	)	(133,806)	(0.4%	)	(2,338,571)	1,747.7%
Change in fair value of financial instruments	(6,956,963)	(15.8%	)	1,078,795	2.8%		(8,035,758)	(744.9%	)
Government grants	60,884	0.1%		45,942	0.1%		14,942	32.5%
Investment (loss) income	(165,344)	(0.4%	)	(45,670)	(0.1%	)	(119,674)	262.0%
Other income, net	217,160	0.5%		285,805	0.7%		(68,645)	(24.0%	)
(LOSS) INCOME FROM CONTINUING OPERATION BEFORE INCOME TAXES	(5,967,281)	(13.6)%		4,725,561	12.4%		(10,692,842)	(226.3%	)

INCOME TAX (EXPENSE)	(502,123)	(1.1%	)	(842,863)	(2.2%	)	340,740	(40.4%	)

NET (LOSS) INCOME FROM CONTINUING OPERATION	(6,469,404)	(14.7)%		3,882,698	10.2%		(10,352,102)	(266.6%	)

(a) Revenue

For the nine months ended September 30, 2013, our revenue increased by 15.2% from $38,182,211 to $43,975,463 as compared to the nine months ended September 30, 2012.

The following table lists the number of vehicles sold, categorized by vehicle types, within the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013		2012
	Unit	Sales	Unit	Sales
ATV	14,304	7,772,598	10,657	$4,696,067
EV	1,126	6,619,011	1,110	5,417,659
Go-Kart	28,707	25,538,290	24,354	22,237,265
Utility vehicles (“UTVs”)	440	1,150,885	36	134,740
Three wheeled motorcycle	237	380,748	733	893,337
Refitted car	39	1,054,124	86	2,362,096
Auto generator, auto equipment, and electric motor	43,949	1,459,807	61,440	2,441,047
Total	88,802	43,975,463	98,416	38,182,211

Off-Road Vehicles

During the nine months ended September 30, 2013, revenues from our ATVs experienced a significant increase of $3,076,531, or 65.5% compared to the nine months ended September 30, 2012. This was attributable to 23.3% increase in the average unit price and an increase in overall unit sales of 34.2% . In the nine months ended September 30, 2013, our ATV Sales continued to increase; in comparison to nine months ended September 30, 2012, we sold more higher end and middle end ATVs during this reporting period.

During the nine months ended September 30, 2013, we experienced an increase in revenue realized from Go-Kart sales of $3,301,025 or 14.8% compared to the same period last year. This was mainly attributable to the fact that the Company sold more Go-Kart units in this nine months of 2013, especially during the second and third quarter of 2013, resulting in a 17.9% increase from 24,354 units in the nine months of 2012 to 28,707 units during the same period in 2013, although this increase in unit sales was somewhat offset by a 2.6% decrease in average unit price compared to the nine months ended September 30, 2012.

We experienced a significant decrease in revenue generated from sales of our three-wheeled motorcycle (TT). TT sales revenue decreased from $893,337 in the nine months ended September 30, 2012 to $380,748 during the nine months ended September 30, 2013. This 57.4% decrease in revenue was primarily attributable to a 67.7% decrease in unit sales. The decrease in unit sales was partially caused by the 31.8% increase in average unit price during this nine months ended September 30, 2013 compared to the same period of last year. During the three months ended March 31, 2013, the TTs we sold were mainly price-competitive gas-electric hybrid TTs in the Chinese markets; however, during the second quarter and third quarter of 2013, majority of the TTs sold were higher price models, resulting in a total overall unit price increase.

UTVs experienced a significant increase in revenues from $134,740 to $1,150,885. This 754.2% increase was mainly due to a 1,122.2% increase in unit sales, from 36 in the nine months ended September 30, 2012 to 440 units during the nine months ended September 30, 2013. This significant increase is primarily attributable to several large UTV orders received by the Company during the nine months ended September 30, 2013. However, the UTVs purchased in these orders were cheaper models in comparison to other UTV products offered by the Company.

EV

For the nine months ended September 30, 2013, revenues from EV sales increased by $1,201,352, or 22.2%, compared to the same period in 2012. This increase was primarily attributable to an increase in the average unit sales price of 20.4% over the comparable period of last year; in addition, we experienced a slight 1.4% increase in unit sales. This significant average unit price increase was primarily due to sales of a higher price model during the nine months ended September 30, 2013, compared to the same period of 2012. However, in comparison to the fourth quarter of fiscal year 2012, sales of EVs decreased in the first nine months of 2013. This decrease is likely attributable to the discontinuation of a government subsidy at the end of fiscal year ended 2012. However, the Company believes the EV sales will pick up in the fourth quarter of 2013, especially after the Chinese government introduced the new subsidy in September of 2013.

Refitted Cars

For the nine months ended September 30, 2013, revenues generated from sales of our refitted cars decreased by $1,307,972, or 55.4% compared to the same period of last year. This decrease in revenue was primarily attributable to a 54.7% decrease in unit sales, from 86 units during the nine months ended September 30, 2012 to 39 units during the nine months ended September 30, 2013. In addition to sales of our refitted cars, the Company generated revenue by refitting other companies’ vehicles to meet special requirements for certain customers. Since this line of business has not been a strategic focus or resulted in a large-scale business, the Company decided to discontinue this business during the 3rd quarter of 2013 and focus its efforts on increasing its electric vehicles revenue in the Hangzhou market.

Auto Generators, Auto Equipment, and Electric Motors

On April 25, 2012, the Company acquired Yongkang Scrou, a manufacturer of various auto generators. For the nine months ended September 30, 2013, a total of 43,949 sets of auto generators were sold with sales totaling $1,459,807. Compared to the same period of last year, in the nine months ended September 30, 2013, the revenue created by our auto generator business decreased 40.2%, which was mainly attributable to a 28.5% decrease in unit sales, and a 16.4% decrease in average unit price. The significant decrease in unit price is because a portion of the auto generators sold during the nine months ended September 30, 2013 were simplified products specialized for a customer. The main reason for the decrease in unit sales is because Scrou adjusted its product structure and target customer base. Scrou’s main products are now auto generators, auto equipment, and electric motors. Scrou provides these products to our vehicles; sales in connection with providing these products to our vehicles are categorized as inter-company transactions and have been eliminated in consolidation.

The following table shows the breakdown of our revenues from its customers by geographical markets based on the location of the customer during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013		2012
	Sales	Percentage	Sales	Percentage
North America	$4,388,519	10%	$4,462,269	12%
China	38,576,289	88%	32,868,171	86%
Europe & other region	1,010,655	2%	851,771	2%
Total	$43,975,463	100%	$38,182,211	100%

For the nine months ended September 30, 2013, about 70% of sales in China were to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the nine months ended September 30, 2013 was $33,673,048, representing an increase of $3,843,951, or 12.9% compared to nine months ended September 30, 2012, which can be attributed to the significant increase in our revenue.

(c) Gross profit

Gross profit for the first nine months of 2013 increased $1,949,301, or 23.3% to $10,302,415, compared to $8,353,114 for the same period last year. This was mainly attributable to our increase in revenue. Simultaneously, our gross margin increased to 23.4% compared to 21.9% for the same period of 2012. This increase was primarily due to Yongkang Scrou’s adjustment to its product structure and disposal of its old products in the second quarter of 2012, which caused our gross margin in the nine months of 2012 to be relatively lower.

(d) Selling and distribution expenses

Selling and distribution expenses were $263,414 for the nine months ended September 30, 2013, compared to $331,750 for the same period in 2012, representing a 20.6% decrease. This decrease is primarily attributable to the decrease in our advertising related fees and export related fees during this reporting period since the Company has become increasingly more focused on the Chinese market.

(e) General and administrative expenses

General and administrative expenses were $4,826,622 for the nine months ended September 30, 2013, compared to $2,520,600 for the same period in 2012, a 91.5% increase. For the nine months ended September 30, 2013, general and administrative expenses did not include any stock-based compensation costs for the options issued to the Company’s executives and managerial level employees, which amounted to $19,053 for the same period in 2012. However, general and administrative expenses included $81,042 in expenses for common stock awards to directors, employees and consultants for financing and investor relations services, compared to $65,733 for the same period in 2012. Excluding stock based compensation costs and stock award costs, our net general and administrative expenses for the nine months ended September 30, 2013 were $4,745,580, an increase of 94.8% for the same period of 2012. This increase was primarily attributable to the cost related to the fund raising which happened in the third quarter of 2013, and to higher depreciation and amortization costs.

(f) Research and development

Research and development expenses were $1,863,020 for the nine months ended September 30, 2013, compared to $2,006,269 from the same period in 2012, a 7.1% decrease. This decrease was primarily because research and development for models was nearly finished in year 2012.

(g) Government grants

Government grants totaled $60,884 for the nine months ended September 30, 2013, an increase of 32.5% from $45,942 in the corresponding period in 2012. Among the $60,884 government grants, $563 was for technology innovation and patent application, $16,073 was for subsidies to supportcompanies that have competitive advantages, and $44,248 was related to export subsidies.

(h) Net interest (expense) income

Net interest expense was ($2,472,377) for the nine months ended September 30, 2013, compared to net interest expense of ($133,806) for the same period last year, representing a significant increase. For the nine months ended September 30, 2013, the interest expenses related to convertible notes was $0, and the interest incurred by debt discount amortization was $0, since all remaining convertible notes were converted during the first fiscal quarter of 2012. In comparison to the same period last year, our interest expense for convertible notes was $2, and the interest incurred by debt discount amortization was $43. Excluding the effects aforementioned, net interest expenses for this reporting period was ($2,472,377), a 1,748.4% increase compared to a net interest expense of ($133,761) for the same period in 2012. This increase was primarily attributable to: (i) a decrease in interest related income earned on notes receivable issued to third parties and (ii) bond interest expense incurred by the Company.

(i) Change in fair value of financial instruments

For the nine months ended September 30, 2013, interest expense, caused by changes in the fair value of warrants issued to investors and placement agents, was ($6,956,963), while, for the same period of last year, interest income was $1,078,795. The primary reason for this significant change was the issuance of investor and placement agent warrants pursuant to a registered direct offering that closed in the third quarter of 2013.

(j) Other Income, Net

Net other income was $217,160 for the nine months ended September 30, 2013, compared to $285,805 for the same period of last year, a decrease of $68,645 or 24.0% . This decrease is primarily because the Company sold more fittings of the EV cars during the reporting period of 2012.

(k) Investment (loss) income

Investment losses were ($165,344) for the first nine months ended September 30, 2013, compared to a loss of ($45,670) for the corresponding period in 2012. For the nine months ended September 30, 2013, investment losses of ($45,328) were attributable to our 30% equity interest investment in Jinhua Service, and investment losses of ($120,016) was attributable to our 50% ownership interest in the JV Company. While for the same period of 2012, investment losses were primarily attributable to our 30% equity interest investment in Jinhua Service. The JV Company recorded a high loss because the JV Company was still in the start-up phase.

(l) Net income from Continuing Operation

The operating performance of the Company’s continuing business for the nine months ended September 30, 2013 reflected a net loss of ($6,469,404), a significant decrease of ($10,352,102) or 266.6% from a net income of $3,882,698 for the same period of last year. This decrease was primarily attributable to the effects resulting from a change in the fair value of warrants discussed in (i) above.

Excluding the effects of option related expenses, which was $0 and $19,053 for the nine months ended September 30, 2013 and 2012, respectively; the stock award expense, which was $81,042 and $65,733 for the nine months ended September 30, 2013 and 2012, respectively; convertible note interest expenses, which were $0 and $2 for the nine months ended September 30, 2013 and 2012, respectively; the effect caused by amortization of discount on convertible notes, which was $0 and $43 for the nine months ended September 30, 2013 and 2012, respectively; and the change in the fair value of financial derivatives, which was ($6,956,963) and $1,078,795 for the nine months ended September 30, 2013 and 2012 respectively, for the nine months ended September 30, 2013, the Company’s net income from continuing operations was $568,601, a decrease of 80.3%, compared to a net income of $2,888,734 for the same period of 2012, excluding the same effects. This decrease is primarily attributable to an increase in net interest expense and general and administrative expenses during this reporting period, even though our gross profits increased.

Comparison of Three Months Ended September 30, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended			Months Ended
	September 30,	% Of		September 30,	% Of		Change In	Change In
	2013	Revenue		2012	Revenue		Amount	%

REVENUES, NET	$17,145,512	100%		$12,765,694	100%		$4,379,818	34.3%
COST OF GOODS SOLD	(13,032,352)	(76.0%	)	(9,541,687)	(74.7%	)	(3,490,665)	36.6%
GROSS PROFIT	4,113,160	24.0%		3,224,007	25.3%		889,153	27.6%

Research and development	(500,864)	(2.9%	)	(630,083)	(4.9%	)	129,219	(20.5%	)

Selling and distribution expenses	(102,380)	(0.6%	)	(158,714)	(1.2%	)	56,334	(35.5%	)
General and administrative expenses	(2,893,935)	(16.9%	)	(940,930)	(7.4%	)	(1,953,005)	207.6%
INCOME FROM OPERATIONS	615,981	3.6%		1,494,280	11.7%		(878,299)	(58.8)%
Interest income (expense), net	(1,184,282)	(6.9%	)	(76,866)	(0.6%	)	(1,107,416)	1,440.7%
Change in fair value of financial instruments	(6,864,624)	(40.0%	)	(882,731)	(6.9%	)	(5,981,893)	(677.7%	)
Government grants	11,077	0.1%		20,634	0.2%		(9,557)	(46.3%	)
Investment (loss) income	(125,428)	(0.7%	)	(18,259)	(0.1%	)	(107,169)	586.9%
Other income, net	40,647	0.2%		239,203	1.9%		(198,556)	(83.0%	)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,506,629)	(43.8%	)	776,261	6.1%		(8,282,890)	(1,067.0%	)

INCOME TAX (EXPENSE)	(257,222)	(1.5%	)	(181,743)	(1.4%	)	(75,479)	41.5%

NET (LOSS) INCOME FROM CONTINUING OPERATION	(7,763,851)	(45.3%	)	594,518	4.7%		(8,358,369)	(1,405.9%	)

(a) Revenue

For the three months ended September 30, 2013, our revenue increased by 34.3% from $12,765,694 to $17,145,512 as compared to the three months ended September 30, 2012, mainly because of increased sales of our ATV and Go-Kart vehicles compared to the same period of last year. For the three months ended September 30, 2013, our EV business only recorded a slight increase in unit sales and revenue compared to the same period of 2012. However, the Company believes that EV sales will pick up in the fourth quarter of 2013, due to the introduction of a new subsidy in September of 2013 by the Chinese government.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30
	2013		2012
	Unit	Sales	Unit	Sales
ATV	5,824	3,500,309	3,579	$1,734,120
EV	494	2,850,501	471	2,780,807
Go-Kart	10,296	9,909,296	7,372	6,504,208
Utility vehicles (“UTVs”)	100	287,067	1	1,358
Three wheeled motorcycle	58	146,736	235	209,371
Refitted car	6	175,323	22	627,467
Auto generator, auto equipments, and electric motor	8,225	276,280	33,142	908,363
Total	25,003	17,145,512	44,822	12,765,694

The following table shows the breakdown of our revenues from our customers by geographical markets based on the location of the customer during the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30
	2013		2012
	Sales	Percentage	Sales	Percentage
North America	$1,664,986	10%	$1,266,463	10%
China	15,087,299	88%	11,192,195	88%
Europe & other region	393,227	2%	307,036	2%
Total	$17,145,512	100%	$12,765,694	100%

For the three months ended September 30, 2013, about 70% of sales in China are sales to Chinese export agents, who resell the company’s products to markets around the world.

(b) Cost of goods sold

Cost of goods sold during the three months ended September 30, 2013 was $13,032,352, representing an increase of $3,490,665, or 36.6% compared to three months ended September 30, 2012, which can be primarily attributed to the increase in our revenues.

(c) Gross profit

Gross profit for the third quarter of 2013 increased 27.6% to $4,113,160, compared to $3,224,007 for the same period last year. This was attributable to our increase in revenue. However, our gross margin decreased to 24.0% compared to 25.3% for the same period of 2012. This decrease was primarily because the Company reduced the sales price of a model of EV cars the Company sold during the three months ended September 30, 2012.

(d) Selling and distribution expenses

Selling and distribution expenses were $102,380 for the three months ended September 30, 2013, compared to $158,714 for the same period in 2012, a 35.5% decrease. This decrease is primarily attributable to a decrease in our advertising fees, export related fees and custom inspection fees during this reporting period.

(e) General and administrative expenses

General and administrative expenses were $2,893,935 for the three months ended September 30, 2013, compared to $940,930 for the same period in 2012, a 207.6% increase. For the three months ended September 30, 2013, general and administrative expenses included $28,000 in expenses for common stock awards to employees and consultants for financing and investor relations services, compared to $36,907 for the same period in 2012. Excluding stock award costs, our net general and administrative expenses for the three months ended September 30, 2013 were $2,865,935, an increase of 217.0% from $904,023 for the same period of 2012. This increase was primarily attributable to costs related to the capital raise that occurred in the third quarter of 2013.

(f) Research and development

Research and development expenses were $500,864 for the three months ended September 30, 2013, compared to $630,083 from the same period in 2012, a 20.5% decrease. This decrease was primarily because in the 3rd quarter of 2012 the Company increased its spending on research and development for electrical vehicles equipped with lithium battery, while this research and development was nearly finished in year 2012.

(g) Government grants

Government grants totaled $11,077 for the three months ended September 30, 2013, a decrease of 46.3% from $20,634 for the corresponding period in 2012.

(h) Net interest (expense) income

Net interest expense was ($1,184,282) for the three months ended September 30, 2013, compared to interest expense of ($76,866) for the same period last year, representing a 1,440.7% increase. For the three months ended September 30, 2013 and September 30,2012, the interest expense related to convertible notes, and the interest incurred by debt discount amortization were all $0, since all remaining convertible notes were converted during the first fiscal quarter of 2012. Therefore, the net interest expense, after excluding the effects aforementioned, for the three months ended September 30, 2013 and September 30, 2012 did not change. This increase was primarily attributable to: (i) a decrease of interest income earned on notes receivable issued to third parties; and (ii) bond interest expenses and discount interest charges for bank notes incurred by the Company.

(i) Change in fair value of financial instruments

For the three months ended September 30, 2013, interest expense, caused by an increase in the fair value of warrants issued to investors and placement agents, was ($6,864,624), while, for the same period of last year, interest expense caused by an increase in the fair value of warrants, was ($882,731). This significant change was primarily because the Company issued investor and placement agent warrants pursuant to a direct registered offering that closed in the third quarter of 2013.

(j) Other Income, Net

Net other income was $40,647 for the three months ended September 30, 2013, compared to $239,203 for the same period of last year, a significant decrease of $198,556 or 83.0% . This decrease is primarily because the Company sold more fittings of the EV cars during the third quarter of 2012.

(k) Investment (loss) income

Investment losses were ($125,428) for the three months ended September 30, 2013, compared to a loss of ($18,259) for the corresponding period in 2012. For the three months ended September 30, 2013, investment losses of ($15,788) were attributable to our 30% equity interest investment in Jinhua Service, and investment losses of ($109,640) were attributable to our 50% ownership interest in the JV Company, while for the three months ended September 30, 2012, investment losses were purely attributable to our 30% equity interest investment in Jinhua Service.

(l) Net income from Continuing operation

The operating performance of the Company for the three months ended September 30, 2013 reflected a net loss of ($7,763,851), a decrease of $8,358,369 or 1,405.9% from a net income of $594,518 for the same period of last year. This decrease was primarily attributable to the change in the fair value of warrants discussed in (i) above.

Excluding the effects of stock award expense, which was $28,000 and $36,907 for the three months ended September 30, 2013 and 2012 respectively, and the change of the fair value of financial derivatives, which was ($6,864,624) and ($882,731) for the three months ended September 30, 2013 and 2012 respectively, for the three months ended September 30, 2013, the Company’s net loss was ($871,227), significantly changed from a net income of $1,514,156 for the same period of 2012, excluding the same effects. This change is primarily attributable to the increase of general and administrative expense and net interest expense in this reporting period.

Financial Condition

Working Capital, Liquidity and Capital Resources

The Company had a working capital deficit of ($24,027,852) as of September 30, 2013, compared to a working capital surplus of $25,903,447 as of September 30, 2012.

As of September 30, 2013, the Company had credit lines from commercial banks of $54,946,841, of which $33,488,312 was used as of September 30, 2013. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short term bank loans for the next twelve months if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

Historically, the Company has financed itself through short-term commercial bank loans obtained from PRC banks. The term of these loans are typically for one year; upon our payment of all outstanding principal and interest the PRC banks have typically rolled over such loans for an additional one-year term, subject to interest rate adjustments to reflect prevailing market rates. The Company believes these lending arrangements have not changed and that short-term bank loans will continue to be available on customary terms and conditions.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2013 are as follows:

Nine Months Ended
September 30, 2013
Capital requirements	(In thousands)
Purchase of plant and equipment	$44
Purchase of Construction in progress	-
Issuance of notes receivable	1,973
Repayments of short-term bank loans	28,932
Repayments of notes payable	66,543
Asset acquisition, net of deposit for acquisition	39,524
Investment in Joint Venture Company	80,366
Repayments of bond	12,859
Increase in cash	313
Total capital requirements	$230,554

Capital provided
Internal cash provided by operations	20,930
Decrease in restricted cash	4,820
Proceeds from short-term bank loan	29,735
Proceeds from notes payable	68,474
Repayments of notes receivable	311
Deposit for disposal of subsidiary	12,859
Disposal of subsidiary	64,293
Common stock and warrants issued	26,387
Warrant exercise	3,848
Other financing activities	85
Total capital provided	$231,742

Further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past nine months.

Cash Flow

Net cash flow provided by operating activities was $20,930,272 for the nine months ended September 30, 2013, compared to net cash flow used in operating activities of ($13,739,691) for the same period in 2012. This change was mainly attributable to changes in our cash flow caused by a decrease in our accounts receivable. The account has changed to a cash inflow of $16,665,031 for the nine months ended September 30, 2013, compared to a net cash outflow of ($13,939,987) for the same period last year. This significant change was mainly attributable to the fact that the Company has collected an increased amount of its outstanding accounts receivable from its customers.

Net cash flow used in investing activities was ($44,444,947) for the nine months ended September 30, 2013, significantly changed from $19,584,715 cash flow provided by investing activities for the same reporting period in 2012. This significant change was mainly attributable to (i) the Company collecting $310,674 from notes receivable issued to third party during the nine months ended September 30, 2013, while $23,115,794 was collected during the same period of last year; (ii) the Company spending an additional ($39,524,103) in connection with its acquisition of certain assets owned by Zhejiang New Energy Vehicle System Co., Ltd. during the nine months ended September 30, 2013 (this amount was in addition to the deposit provided by the Company at the end of 2012); and (iii) the Company contributing ($80,366,213) to Zhejiang Kandi Electric Vehicles Co.,Ltd. (“JV Company”), although that amount was partially offset by a $64,292,970 cash payment received from JV Company in connection with the JV Company's acquisition of Kandi Changxing, and $12,858,594 in cash deposits from JV Company for acquiring the Company’s wholly-owned subsidiary, Kandi Wanning, during this reporting period. The Company subsequently sold its entire ownership interest in Kandi Changxing to JV Company for $64,292,970.

Net cash flow provided by financing activities was $25,016,660 for the nine months ended September 30, 2013, compared to net cash flow used in financing activities of ($6,986,073) for the nine months ended September 30, 2012. Cash flow provided by financing activities for the nine months ended September 30, 2013 was primarily attributable to (i) a net cash inflow of $26,387,498 through issuing common stock and warrants, and (ii) a decrease in restricted cash for the nine months ended September 30, 2013 compared to end of 2012, which caused a cash inflow of $4,820,363. While for the same period of last year, the Company recorded a net cash outflow of ($13,241,885) for restricted cash.

Off-Balance Sheet Arrangements:

Please see Financial Footnotes 14 and 21 for additional information relating to the following of off-balance sheet arrangements.

(a) Guarantees and Pledged collateral for third party bank loans

As of September 30, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,876,939
Yongkang Angtai Trade Co., Ltd.	812,823
Nanlong Group Co., Ltd.	9,753,877
Total	$15,443,639

On December 26, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,876,939 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 26, 2012 to December 26, 2013. ZKMMC is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth in the loan contract.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $812,823 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under these guarantee contracts, the Company shall perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth in the loan contracts.

On March 15, 2013 and December 26, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,251,292 and $6,502,585 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 26, 2012 to December 26, 2013 respectively. NGCL is not related to the Company. Under this guarantee contract, the Company shall perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth in the loan contract.

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2013, the Company provided the land use rights and plant and equipment pledged as collateral for the third party was nil.

(b) Pending litigation

As previously reported, on July 29, 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the "Court") entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs GRIFFIN and ELDER, respectively, pursuant to the jury verdicts rendered in two cases of GRIFFIN v. SUNL GROUP, et al., and ELDER v. SUNL GROUP, et al. on July 17, 2013. On October 31, 2013, the plaintiffs appealed this decision. The Company intends to continue to defend these cases and appeals and expects to prevail again.

Recent Development Activities:

On November 1, 2013, Kandi Vehicles completed the transfer of its entire ownership in Kandi Changxing to the JV Company by obtaining approval from the local State Administration of Industry and Commerce. The transfer was made pursuant to the terms and conditions of that certain Joint Venture Agreement of the Establishment of the JV Company entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. ("Geely") on March 22, 2013. In connection with acquired 100% ownership of Kandi Changxing from Kandi Vehicles, the JV Company paid Kandi Vehicles RMB 400,000,000 (approximately USD 65,025,800) prior to September 30, 2013. Due to Kandi Vehicles' 50% ownership interest in the JV Company, even after consummation of the transfer, the Company has an indirect 50% ownership interest in Kandi Changxing through Kandi Vehicles.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2013, there were no pending legal proceedings against the Company or its subsidiaries. However, on October 31, 2013, the plaintiffs appealed the final orders and judgments rendered in favor of the Company and Kandi Vehicles and against plaintiffs GRIFFIN and ELDER, respectively, pursuant to the jury verdicts rendered in two cases of GRIFFIN v. SUNL GROUP, et al., and ELDER v. SUNL GROUP, et al. on July 17, 2013. The Company intends to continue to defend these cases and appeals and expects to prevail again.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document.**

1

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

___________________

*Filed herewith

**Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies Group, Inc.

Date: November 14, 2013	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial and Accounting Officer)

3