Form 10-K
period 2013-12-31
Kandi Technologies Group, Inc.
filed 2014-03-17
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
People's Republic of China
Post Code 321016
(Address of principal executive offices) (Zip Code)

(86-579) 82239856
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)

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

Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]      No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's second fiscal quarter, was approximately $108,038,543.

The number of shares of common stock outstanding as of March 11, 2014 was 40,105,321.

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

Item 1. Business.

Introduction

Our Corporate Structure

In 2013, the Company experienced growth in both its traditional off-road vehicle business and in its electric vehicle business, but the growth in the electric vehicle business was particularly significant and we believe validates the Company's increased focus on that business in the past several years. We first produced an electric automobile, the “Coco” in August 2008. We took initial steps toward expanding that effort in early 2010, when, on January 4, 2010, we announced we had forged “The Alliance for Chinese Electric Vehicle Development and Commercialization” with major Chines energy, IT and battery companies to help launch a new electric vehicle era in China.

Based upon market factors as we saw them, we expanded our operations in this market segment. The Company's shift in focus to the EV market has been the result of gradual and strategic efforts. We describe those factors below at “The Market For Electric Vehicles” and “Business Overview.” By mid-2012 we had begun programs for design, production and distribution of electric vehicles (which we sometimes refer to as “EVs” in this document). While we continue to actively engage in design, production and distribution of our traditional off-road vehicle products, we have greatly intensified our engagement in the EV market, principally in China. We believe our financial results in 2013 validate this expansion of our business strategy.

The Market for Electric Vehicles

Factors creating and driving the market

Research and Development of major EV technology projects in China began in 2001. Driven by two central government five-year plans for scientific and technological research as well as by the Olympics, World Expo and the “1000 cars in 10 cities” demonstration platform, the Chinese electric automobile sector was officially born. And the pressure to enhance relevant technologies continues. While the program for developing technology has been established, however, the market for EVs has developed slowly for various reasons.

There is growing consumer demand for motor vehicles in China and in connection with that demand, many cities are experiencing severe problems of pollution and traffic congestion. The major cities such as Beijing and Shanghai are already introducing policies restricting the purchase of cars and placing limits on their use. We expect that more cities will adopt such policies. Urban resources are limited and without effective urban transportation plans, central cities will face exhaustion of space available for traffic and ever-worsening environmental contamination. As a result, there may literally be insufficient road space for automobiles. Meanwhile, urban parking, other road and vehicle resources are wasting because they are not being effectively utilized.

Issues confronting the market

We believe there are five major obstacles to extensive commercialization of EVs and the full development of the EV market: high cost, short driving range, long charging time, limited charging facilities, battery maintenance and pollution from non-recycling and improper disposition. We believe we have solutions and a strategy to address each of these issues.

Our Solutions and Growth Strategy

Given the economic and population growth in China, one solution to alleviate the increase in the number of resident-owned cars is to provide additional means of public transportation. Currently, subway, bus and taxi are the most common public transportation tools. The taxi is used by a small, subset of PRC residents. The subway and bus are used widely and are considered the main methods of mass public transportation. However, the cities lacks a form of capillary transportation that the residents need. Therefore, the Company provides a shared transportation platform for their convenience.

The best solution to slow an increase in the number of cars is to provide city public transportation. The taxi is relatively expensive compared to the mass transportation of subway or bus. However, these methods lack a form of specific transportation to meet residents' short-range transportation needs. A public EV sharing system, which we call “pure EV self-driving car rental sharing”, provides a shared transportation platform and commuting convenience to urban residents that is not afforded by or is complementary to that provided by mass transportation and is less expensive than taxis. Such a public EV leasing system, designed as a new business model for public transportation, maximizes the advantages of the EV and avoids its weakness compared to the traditional vehicles, will further stimulate the expansion of the EV market.

Kandi is the first in the market to have proposed the public pure electric vehicle sharing program (the “Car-Share” Project). Besides the zero-emission benefit, the Car-share Project combines city taxis, the resident cars, rental cars and traditional mass transportation advantages, along with vertical automatic charging/parking garage. It is a perfect transportation tool with all dynamics. This new business model for urban public transportation is designed to greatly improve the efficiency of urban car usage, ease traffic congestion, scarce parking resources, and the urban environment. Additionally, it will likely promote the global development of pure electric vehicles with significant impact. The project has already been launched in Hangzhou and, to date, it has been well received.

Individually driven pure EVs are utilized in the Car-Share Project. Its automated charging parking system is located at airports, train stations, hotels, business centers, selected residential areas and other places in the city that are the focus of commuter traffic. The network system provides EV rental service to individual drivers in and around the city. The network system also provides centralized management of EV maintenance, and battery charging to disperse self-service users. The EV rental station is the basic unit of the network system, providing a variety of services and transactions - - such as charging, maintenance, battery recycling and other services related to the rental of EVs. In addition, a tracking system allows the car-share project management to know at all times the precise location and the status of each vehicle.

This Car-share Project model has been implemented since the second half of 2013 in Hangzhou. It has received significant recognition from a large group of well-known national and international press, such as China Central Television (CCTV), Xinhua News Agency, Associated Press (AP), Agence France Presse (AFP), Bloomberg, Forbes, China Information Daily. Furthermore, representatives from China's new energy vehicle pilot cities have come to visit us in recent months to learn more about this project and expressed their interest in partnering with us. Currently, we have been in discussion with Beijing, Shanghai, Chengdu, and Nantong City about expanding the Car-share.

The Joint Venture with Geely

As a part of our EV strategy, we concluded that we needed to have additional resources to respond effectively and timely to market needs. In November 2012, we started negotiating a joint venture arrangement with Shanghai Maple Guorun Automobile Co., Ltd., a 99% owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”) for the design, production and distribution of EVs. Geely is the one of the largest automobile manufacturers in China. After careful negotiation, the companies entered into a joint venture agreement in March 2013 and established Zhejiang Kandi Electric Vehicles Investment Co, Ltd. (the "JV Company") in April 2013. The JV Company's mission is to utilize the advanced technologies, modern operational model and management methods to invest, develop, produce and sell EVs to satisfy the consumers' needs, and to maximize the return on the investors.

The Operations of the JV

The business scope of JV is to develop, manufacture and sell EVs and to develop, purchase, manufacture and sell auto parts, and invest in other companies which engage in such businesses. Each party agreed to establish a new wholly owned subsidiary, and contributed its EVs assets and businesses to such subsidiary. After each party established such subsidiary, the JV entered into transfer agreements with the parties to acquire and become the 100% shareholder of these subsidiaries. The parties agreed that the JV can use certain of their trademarks, patents and technologies free of charge and have entered into trademark and patent license agreements with the JV. The board of the JV consists of four members and each party has the right to assign two members to the board. Mr. Li Shufu, the Chairman of Geely was appointed as the first Chairman of the JV and Mr. Hu Xiaoming, the Chairman and CEO of Kandi, was appointed as the first general manager and the legal representative of the JV. The term of the JV is twenty years from the date of issuance of its business license and the parties may discuss the extension of the term at least two years prior to expiration.

Understanding the Contribution of the JV to the Financial Results of the Company

The economic impact of the Company's participation in the JV is reflected in its 50% ownership of the JV through its subsidiary Kandi Vehicles. All of the Company's production and development efforts for the whole cars of EV is conducted through the JV Company, and revenue generated from the sale of electric vehicles is received by the JV Company and then distributed pursuant to the Joint Venture Agreement.

This means that the financial results of the JV are reflected as the results of an investment in the JV. Under existing accounting treatment for a joint venture position of 50% such as the Company's in the JV, it is difficult to discern in the Company's financial statements the effect of the financial results of the JV. These results are to some extent provided in Note 23 to the audited financial statements of the Company which are included as a part of this report and are discussed further at “Management's Discussion and Analysis – Financial results of the JV”, below.

Pure Electric Vehicle Subsidies

The process of receiving government subsidies is as follows: manufacturers receive central government subsidies through application and sell the EVs to local dealers at a price reflecting the deduction of the central government subsidy from the normal sale price. Local dealers establish their retail price based upon their purchase price from the manufacturers, then deduct the local government subsidy from the retail price before selling the EVs to consumers. Through the above steps, consumers receive two subsidies – from the central and local governments when they purchase EVs.

Because the central and local government subsidy amounts and policies are open and disclosed to the public and all the subsidies are reviewed and verified by the respective governments, consumers know what subsidized prices they will receive and pay for EVs. Therefore, even though dealers can sell vehicles at prices established at their discretion, programs are designed to assure that consumers should receive the entire benefit from both subsidies.

Currently, there are two subsidies from central and local governments for the pure electric vehicles (the “EVs”) in China – one from each of the central and local governments. The ultimate beneficiary for these subsidies is the consumer and the actual prices that consumers pay reflect the deduction of both subsidies.

(a) The central government provides a subsidy to manufacturers paid in advance quarterly upon application and approval and settled annually. After selling product to dealers, manufacturers can submit subsidy payment applications with invoices and other supporting documents at the end of each quarter to the requisite central government agencies through their regional offices. After the review and approval by the agencies, the central government makes advance subsidy payments to the manufacturers. At the end of the year, the final subsidy amounts are verified, reconciled according to the number of vehicles actually sold to consumers and settled on an annual basis.

(b) Pursuant to the requirement of the central government, the local governments provide a subsidy to consumers who purchase EVs by a price reduction from the dealer. After the consumer purchases an EV at a reduced selling price from the dealer, the dealer submits a subsidy application to the local government, including a consumer authorization letter for subsidy application, consumer personal I.D., EV Vehicle License, EV purchase invoice and other required documents and requests reimbursement (to the dealer) for the local government subsidy.

Our Organizational Structure

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. The Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is a producer and manufacturer of electrical vehicles, all-terrain vehicles, go-karts, specialized utility vehicles and a variety of other specialty vehicles for sale in the PRC and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company's organizational chart is as follows:

Operating Subsidiaries

In January 2011, pursuant to relevant agreements, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co. (“Yongkang Scrou”), a manufacturer of driving motor, air-conditioning and controllers for electric vehicles and auto generators.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Maple”), a 99% owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) in connection with developing, manufacturing and selling electrical vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Maple has a 50% ownership interest in the JV Company. The strategic purpose of the JV Company is to increase the development and use of neighborhood electric vehicles, which that parties believe address a growing and necessary market, particularly considering their relatively low price and the notorious street congestion and pollution of China's largest cities

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing specializes in the production of EVs. In fourth quarter of 2013, Kandi Vehicle entered into an ownership transfer agreement with JV Company to transfer 100% ownership to Kandi Changxing to the JV Company. The Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in Kandi Changxing.

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed by Kandi Vehicles and Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) in Wanning City of Hainan Province. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi Wanning, since it is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 9.5% ownership interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Maple in connection with acquiring 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly, through its 50% ownership interest in the JV Company owns 50% of Kandi Shanghai.

Our Vehicles and Products

General

Kandi's products include EVs, off-road vehicles (which include ATVs, utility vehicles (“UTVs”), and go-karts), motorcycles etc. According to our market research on consumer demand trends, the Company has adjusted its production line strategically and continues to develop and manufacture new products in an effort to meet market demands and better serve its customers.

	Year ended December 31
	2013		2012
	Units	Revenue	Units	Revenue
All-terrain Vehicles (ATVs)	18,295	$10,407,858	14,467	$6,402,753
Electric Vehicles (EVs)	4,694	46,619,203	3,915	19,034,936
Go-Kart	36,499	33,187,877	34,517	30,794,415
Utility vehicles (UTVs)	440	1,155,221	93	319,014
Three-wheeled motorcycles (TT)	243	383,760	1,060	1,272,898
Refitted car	39	1,058,095	115	3,172,417
Auto generator	51,588	1,724,031	93,881	3,517,237
Total	111,798	$94,536,045	148,048	$64,513,670

Off-Road Vehicles

In 2013, our ATVs experienced an increase in revenue of $4,005,105 or 62.6%, a 26.5% increase in unit sales, and a 28.5% increase in the average unit price compared to fiscal year 2012. The increase in revenue was primarily attributable to the fact that market condition for ATV products continued to recover and the increase in the average unit price is because a higher percentage of high-end and middle-end products were sold in 2013.

In 2013, our go-karts experienced an increase in revenue of $2,393,462, or 7.8%, a 5.7% increase in unit sales, and a 1.9% increase in the average unit price compared to fiscal year 2012. The increase in revenue was mainly attributable to the relatively stable growth in go-karts sales. The Company manufactures both high-end, more expensive go-kart products and less expensive go-kart products to meet customers' various needs. The Company manufactures go-kart products at a range of prices to meet the various needs and budgets of our diverse customer base.

In 2013, our utility vehicles (“UTVs”) experienced an increase in revenue of $836,207 or 262.1%, a 373.1% increase in unit sales, and a 23.5% decrease in the average unit price compared to fiscal year 2012. The increase in revenue was mainly attributable to the increase of UTV orders. The decrease in the average unit price was due to the fact that cheaper model UTVs took a higher percentage of sales in year 2013.

EV Products

In 2013, our EV products experienced an increase in revenue of $27,584,267 or 144.9%, a 19.9% increase in unit sales, and a 104.3% increase in the average unit price compared to fiscal year 2012. In the fourth quarter, the EV revenues increased $26,382,915, or 193.7% compared to the same period of 2012. The unit sales grew by 27.2% and the average unit price increased by 130.9% . The significant increase was mainly attributable to the newly added EV models –Kandi Brand SMA7000BEV, a five-door & five-seat vehicle and SMA7001BEV, an improved model of electric vehicle, were both sold at a higher price. The increasing sales were driven by Hangzhou Public EV Sharing System (the “Car share” Project). Thanks to the renewal of national subsidy policy in September of 2013, most of our EV sales occurred in the fourth quarter. We believe that sales in the first three quarters were negatively affected by the delay of the subsidy policy.

Motorcycles

In 2013, our TT experienced a decrease in revenue of $889,138 or 69.9%, a 77.1% decrease in unit sales, and a 31.5% increase in the average unit price compared to fiscal year 2012. The decrease was primarily attributable to the change in the product structure. There were less TTs manufactured and we may decrease or stop manufacturing such products. The increase in the average unit price in 2013 was due to the fact that a higher percentage of TTs sold were more expensive models.

Refitted Car

In 2013, our refitted car experienced a decrease in revenue of $2,114,322, or 66.6%, a decrease of 66.1% in unit sales and a 1.7% decrease in the average unit price compared to fiscal year 2012. The decrease in revenue was mainly because the Company decided to discontinue this business during the third quarter of 2013 and focus its efforts on increasing its electric vehicles revenue in the Chinese market. “Refitted Car” is a term used by the Company to describe a line of business, where the Company modifies (refits) vehicles manufactured by unrelated, other companies to meet the special requirements of our customers. For example, the Company may make exterior changes, refit AMWS, or install nonstandard features, including, but not limited to, a rearview camera, TPMS, drive recorder, anti-theft device, reversing radar and DVD player.

Auto generator

In 2013, our auto generator experienced a decrease in revenue of $1,793,206 or 51.0%, a 45.0% decrease in unit sales and a 10.8% decrease in the average unit price compared to fiscal year 2012. The decrease in revenue was due to the adjustment in Yongkang Scrou's product offering from a manufacturer of auto alternators to a wide range of main products, such as driving motor, air-conditioning and controller for electric vehicles now. Yongkang Scrou provides these products for use with our vehicles. Sales in connection with providing these products to our vehicles are categorized as inter-company transactions and have been eliminated in consolidation.

The following table shows the breakdown of Kandi's revenues from its customers by geographic markets:

	Year Ended December 31
	2013		2012
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$6,906,807	7%	$7,243,257	11%
Europe and other regions	2,394,948	3%	1,639,990	3%
China	85,234,290	90%	55,630,423	86%
Total	94,536,045	100%	64,513,670	100%

The majority of our legacy products were sold to Chinese export agents, who resell the Company's products to North America, Europe, and other regions.

Recent Development Activities

As disclosed on a Form 8-K, filed January 16, 2014, the Company entered into warrant subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the Subscription Agreements, the Company issued and sold to the Investors private placement warrants to purchase an aggregate of 1,429,393 shares of the Company's common stock at an exercise price equal to $15.00 (the “Private Warrants”) for a total purchase price of approximately $14,294. Because this transaction was a private placement made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act, neither the Private Warrants nor the underlying shares of common stock issuable upon the exercise of the Private Warrants have been registered under the Securities Act, and neither may be offered or sold in the United States absent registration or an applicable exemption from registration.

Immediately prior to entering into the Subscription Agreements, the Investors exercised then outstanding Series A Warrants and Series C Warrants (the “Registered Warrants”) that were issued to the Investors by the Company in connection with a direct registered offering that, as reported on a Form 8-K, filed on June 26, 2013, were entered into on June 26, 2013 (the “Registered Offering”). As a result of such exercise, the Investors purchased an aggregate of: (i) 1,750,415 shares of our common stock at an exercise price of $7.24 per share (pursuant to the Series A Warrants) and (ii) 291,574 shares of our common stock at an exercise price of $8.69 per share (pursuant to the Series C Warrants). On January 3, 2014, and, January 6, 2014, respectively, the Investors exercised all of the Series B Warrants issued to them in the Registered Offering, and, as a result of such exercise, purchased a total of 728,936 shares of common stock at an exercise price of $7.24 per share.

During January to March of 2014, the President of the Company Mr. Hu Xiaoming accepted special interviews respectively from multiple news organizations such as China Central Televsion (CCTV), the Xinhua News Agency, Agence France Press(AFP), Associated Press (AP) etc. to introduce them the business model- Mini-Public Transportation Pure EVs Program and the progress updates.

During January to March of 2014, the Company hosted respectively the researches on Hangzhou Mini-Public Transportation EVs Program from more than 60 fund anyalists both domestic and abroad from JP Morgan Securities, Schroders Equity Research, Morgan Stanley, China Merchants Securites, Shenyin & Wanguo Securities and so on.

During Janurary to March of 2014, the Company also received a visiting delegation , consisting of local leaders from more than 20 new energy vehicle pilot cities in China, who came to examine and learn Hangzhou Mini-Public Transportation Pure EVs Program.

Sales and Distribution

The Company sells its products to exporters (from China), to importers (including U.S. importers) and to distributors or dealers or our business partners (in China); the Company does not sell its products to retail (or end-user) customers. Independent third-party intermediaries distribute and resell our products on terms and conditions determined in their sole discretion. For example, the products exported to the U.S. market are sold to our U.S. importers. This model is used for all of our products, including the Semi Knocked Down (“SKD”) sets sold in our domestic market. SKD sets are complete sets of the main parts that can be assembled into whole vehicles. The SKD sets we sell are very close to the final whole vehicles, so we categorize them as vehicle products. The Company sells SKD sets to our regional partners (manufacturers or dealers), who then assemble, customize and resell the cars.

The terms of the products that we sell to our U.S. importers are similar to those for products that we export to other countries and regions where we sell to the independent intermediary companies. The re-sale terms of these products are determined by the intermediary companies and U.S. importers.

Customers

As of December 31, 2013, our major customers, in the aggregate, accounted for 78% and 91%, respectively, of our sales and accounts receivable. Currently, the Company is developing new business partners and clients for our legacy products to reduce our dependence on existing customers. New business development efforts, combined with our strategic focus on our Pure Electric Vehicles business, which includes a Pure Electric Vehicles Mini Public Transportation Program that has exhibited promising growth potential, should, hopefully, reduce our dependence on our legacy products and our current major customers.

The Company's major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
	December, 31,	December, 31,	December 31,	December 31,
Major Customers	2013	2012	2013	2012
Jinhua Baoxiang Import & Export Co., Ltd	24%	33%	15%	21%
Shanghai Huapu Auto Co., Ltd	23%	-	52%	-
Zhejiang Jin Li Ma Trading Co., Ltd.	14%	12%	8%	8%
Jinhua Chaoneng Auto Sales Co., Ltd.	10%	7%	7%	8%

During fiscal year ended December 31, 2013, the Company sold products to Kandi USA Inc. carrying trade name of Eliteway Motorsports (“Eliteway”) amounting to $6,906,807 (2012:$5,297,548). At the fiscal year ended 2013, outstanding receivable due from Eliteway was $2,800,958 (2012: $2,678,349).

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's chairman and Chief Executive Officer, Mr. Hu Xiaoming. As of and for the year ended December 31, 2013, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

Sources of Supply

All the raw materials are purchased from the suppliers. The major parts of our products are mainly manufactured by Kandi. Other components and parts that are needed are purchased from third-party suppliers. Kandi does not have, and does not anticipate having, any difficulty in obtaining required materials from its suppliers. In reaching this determination, we considered our current contracts and our current business relationships with our suppliers.

The Company's material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases		Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
	December, 31,	December, 31,	December 31,	December 31,
Major Suppliers	2013	2012	2013	2012
Zhejiang New Energy Auto System Co., Ltd.	33%	26%	12%	-
Zhejiang Mengdeli Electric Co., Ltd.	32%	32%	13%	4%

Competitors

Despite the fact that we have other competitors, some of whom are larger and have greater financial resources than we do, we continue to believe that we are one of the industry leaders with respect to the Chinese pure EV industry.

Employees

As of December 31, 2013, excluding the contractors and employees in the JV Company, Kandi had a total of 430 full-time employees. None of our employees are represented by any collective bargaining agreements.

Pure Electric Vehicles Subsidies

Currently, there are two subsidies from central and local governments for the pure electric vehicles (the “EVs”) in China – one from each of the central and local governments. The ultimate beneficiary for these subsidies is the consumer and the actual prices that consumers pay reflect the deduction of both subsidies.

a) The central government provides a subsidy to manufacturers paid in advance quarterly upon application and approval and settled annually. After selling product to dealers, manufacturers can submit subsidy payment applications with invoices and other supporting documents at the end of each quarter to the requisite central government agencies through their regional offices. After the review and approval by the agencies, the central government makes advance subsidy payments to the manufacturers. At the end of the year, the final subsidy amounts are verified, reconciled according to the number of vehicles actually sold to consumers and settled on an annual basis.

b) Pursuant to the requirement of the central government, the local governments provide a subsidy to consumers who purchase EVs by a price reduction from the dealer. After the consumer purchases an EV at a reduced selling price from the dealer, the dealer submits a subsidy application to the local government, including a consumer authorization letter for subsidy application, consumer personal I.D., EV Vehicle License, EV purchase invoice and other required documents and requests reimbursement (to the dealer) for the local government subsidy.

Environmental and Safety Regulation

Emissions

Our products are all subject to international laws and emissions related regulations, including regulations and related standards established by China Environmental Protection Agency, the United States Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”), Europe and Canada.

All Kandi's products comply with all applicable emissions standards and regulations in China Environmental Protection Agency, the United States and internationally, the California Air Resources Board (“CARB”), Europe and Canada. However, we are unable to predict the ultimate impact of standards and regulations adopted in the future or proposed regulations on Kandi and its business.

Use regulation

The sale and use of products must be subject to the "Traffic Law" and relevant laws & regulations in China. National, State, and federal laws and regulations have been promulgated, or are under consideration, that impact the use or manner of use of Kandi's products. Certain states and local authorities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of ATVs and off-road vehicles to specified hours and locations. The federal government also has restricted the use of ATVs and off-road vehicles in some national parks and federal lands. In several instances, the restriction has been a complete ban on the recreational use of these vehicles. Kandi is unable to predict the outcome of such actions or the possible effect on its business. Kandi believes that its business would be no more adversely affected than those of its competitors by the adoption of any such pending laws or regulations.

Product Safety and Regulation

Safety Regulation

The U.S. federal government and individual states have adopted, or are considering the adoption of, laws and regulations relating to the use and safety of Kandi's products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs and off-road vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to on-road motorcycles.

In August 2008, the Consumer Product Safety Improvement Act (the “Act”) was passed. The Act requires all manufacturers and distributors who import into or distribute ATVs within the United States to comply with the ANSI/SVIA safety standards, which were previously voluntary. The Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Kandi currently complies with the ANSI/SVIA standards.

Kandi's motorcycles are subject to federal vehicle safety standards administered by NHTSA. Kandi's motorcycles are also subject to various state vehicle safety standards. Kandi believes that its motorcycles comply with safety standards applicable to motorcycles.

Kandi's products are also subject to international safety standards in places where it sells its products outside the United States. Kandi believes that its motorcycles and EVs comply with applicable safety standards in the United States and internationally.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number (86-579) 82239856.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Overall Business Operations

We may not be able to comply with all applicable government regulations.

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we may be required to conform our activities to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

Our business operations generate noise, waste water, gaseous byproduct and other industrial waste. We are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to adequately restrict the unauthorized discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions to our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and Chairman of the Board of Directors, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers. If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executive officers joins a competitor or forms a competing company, we may lose some of our customers.

We may be subject to product liability claims, or recalls which could be expensive, damage our reputation and result in a diversion of management resources.

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

In recent years, the economy of China has experienced unprecedented growth. This growth has slowed in the last year, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

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

In addition, a tightening of the labor markets in our geographic region may result in fewer qualified applicants for job openings in our facilities. Further, higher wages, related labor costs and other increasing cost trends may negatively impact our results.

Government policies may negatively affect our results.

Currently, the Company's EV products are mainly sold to in the Chinese domestic market, and the EV industry is supported by the Chinese central and local governments. Therefore, our EV products' performance is significantly affected by the policies adopted by governmental authorities in China. Any significant adverse changes in the Chinese government's supporting policies may negatively affect our results.

The audit report included in this Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We face risks related to the ongoing SEC investigation

In November 2013, the SEC Denver office informed the Company that it was conducting an investigation of the Company and made a request for the production of documents and information. The Company is cooperating fully with the SEC in this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact, if any, the cost of responding to the investigation might have on the Company's financial condition or results of operations. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company's financial condition and results of operations.

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

With respect to certain general liability exposures, including manufacturing defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly subjective due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for manufacturing defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. We may not have sufficient funds available to cover any or all liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

The vehicle machinery industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

The vehicle machinery industry is highly competitive, and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which have significantly greater financial, marketing and other resources than we have. Competition may affect our pricing structures, potentially causing us to lower our prices, which may adversely impact our profits. New or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

Our high concentration of sales to relatively few customers may result in significant impact our liquidity, business, results of operations and financial condition.

As of December 31, 2013, our top five customers, in the aggregate, accounted for 78% and 91%, respectively, of our sales and accounts receivable. Due to the concentration of sales to relatively few customers, loss of one or more of these customers will have relatively high impact on our operational results.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2013 and 2012, the top two suppliers accounted for 65% and 58% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Risks Related to Doing Business in China

Changes in political and economic conditions may affect our business operations and profitability.

Since our business operations are primarily located in China, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

While the Chinese government has not halted its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China may fundamentally impact China's economic reform policies, and thus the Company's operations and profits may be adversely affected.

Changes in tax laws and regulations in China may affect our business operations.

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

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management's attention. The legal system in China cannot provide investors with the same level of protection as in the U.S. The Company is governed by laws and regulations generally applicable to local enterprises in China. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections available to foreign investors.

Changes in Currency Conversion Policies in China may have a material adverse effect on us.

Renminbi (“RMB”) is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity's current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

This may complicate foreign exchange payments to foreign creditors under the current account items and thus may affect the ability to borrow under international commercial loans, the creation of foreign security, and the borrowing of RMB under guarantees in foreign currencies. Moreover, the value of RMB may become subject to supply and demand, which could be largely impacted by international economic and political environments. Any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial condition of the Company and its subsidiaries in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based on United States or foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and almost all of our assets are located in China. In addition, almost all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process on our senior executive officers within the United States or elsewhere outside China, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court orders and final judgments.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices and trading volumes of companies listed on the NASDAQ Global Market and the NASDAQ Global Select Market have been volatile. Although our stock was listed on the NASDAQ Global Market and upgraded to the NASDAQ Global Select Market on January 2, 2014, the trading price of our common stock is likely to be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

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

Excelvantage Group Limited controls approximately 32.4% of our outstanding shares of common stock as of December 31, 2013. On March 29, 2010, Hu Xiaoming, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Excelvantage Group Limited has a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our common shares may become thinly traded and you may be unable to sell your shares readily.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although our trading volume has increased gradually in recent years, our stock has historically been sporadic or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at any given time may be relatively small.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unseasoned company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to significant fluctuations in our share price. You may be unable to sell your common stock, if at all, at or above your purchase price, which may result in substantial losses to you.

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

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China's political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, to the extent that we need to convert U.S. dollars we receive from financings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Volatility in our common stock share price may subject us to securities litigation.

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

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that limit the liability of our directors for monetary damages to our Company and shareholders; however, we are prepared to indemnify our directors and officers to the extent provided for by Delaware law. We may also have include contractual indemnification obligations in our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and shareholders.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available, if at all, in amounts or on terms acceptable to us.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

All land in the PRC is owned by the government and cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

  grant of the right to use land;

  assignment of the right to use land;

  lease of the right to use land; and

  allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

Granted land use rights are provided by the government in exchange for a grant fee and carry the rights to pledge, mortgage, lease, and transfer during the term of the grant. Land is granted for a fixed term, which is generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial or other use. The term is renewable in theory. Granted land must be used for the specific purpose for which it was granted.

Allocated land use rights cannot be pledged, mortgaged, leased, or transferred. They are generally provided by the government for an indefinite period (usually to state-owned entities) and can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

Kandi has the following granted land use rights:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72900.90	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39490.64	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2
Zhejiang Jinhua Industrial Park	46650.70	Dec 30, 2003 - Dec 30, 2053	10-15-0-16
Zhejiang Jinhua Industrial Park	37515.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-17
Zhejiang Jinhua Industrial Park	49162.00	Dec 30, 2003 - Dec 30, 2053	10-15-0-18
Zhejiang Jinhua Industrial Park	19309.00	Dec 07, 2009 - Dec 07, 2059	10-15-0-33
Zhejiang Qiaoxia Industrial Park	9405.00	Apr 03, 2001 – Apr 03, 2051	574-26-36

Item 3. Legal Proceedings.

In July 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the “Court”) entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs Griffin and Elder, respectively, pursuant to the jury verdicts rendered in the following two cases: Griffin v. SunL Group, et al., and Elder v. SunL Group, et al. On October 31, 2013, the plaintiffs appealed these decisions. The Company intends to continue its defense of these cases through the appeals process and expects to prevail again in both cases.

The Company has been furnishing documents to the Denver Regional Office of the Securities and Exchange Commission in response to a document subpoena issued on November 21, 2013 regarding a matter known as In the Matter of Kandi Technologies Group, Inc. As indicated in the subpoena, the investigation is a fact-finding inquiry and does not mean that the Company or anyone has broken the law. The Company has cooperated, and is cooperating fully, with the SEC in this matter and will continue to supply the SEC with whatever additional information and material that is requested. The Company does not have any information, at present, as to the duration or outcome of this investigation. The Company does not anticipate a negative result.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 2, 2014, our common stock began trading on the NASDAQ Global Select Market. The following are the high and low prices for our common stock for each quarter from January 1, 2012 to December 31, 2013.

	HIGH	LOW
FISCAL 2013
Fourth Quarter (through December 31, 2013)	$12.79	$6.15
Third Quarter (through September 30, 2013)	$9.20	$4.12
Second Quarter (through June 30, 2013)	$8.50	$3.55
First Quarter (through March 31, 2013)	$4.19	$3.37

FISCAL 2012
Fourth Quarter (through December 31, 2012)	$4.69	$3.52
Third Quarter (through September 30, 2012)	$5.13	$3.00
Second Quarter (through June 30, 2012)	$3.74	$2.33
First Quarter (through March 31, 2012)	$3.98	$2.95

Holders of Common Stock

As of March 11, 2014, there were 19 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Our core business is designing, developing, manufacturing and commercializing pure electric vehicles (“EVs”), all-terrain vehicles (“ATVs”), go-karts, three-wheeled motorcycles and other specialized vehicles. We conduct our business primarily through our wholly-owned subsidiaries that operate in China and other global markets, and most typically, we sell our non-EV products to Chinese export agents who then resell our products in North America, Europe, and other regions.

During the year ended December 31, 2013, we recognized total revenues of $94,536,045, an increase of $30,022,375, or 46.5%, over total revenues for the year ended December 31, 2012. The majority of our revenues are generated by the sales of EV products, which account for 49% of the total revenue in 2013. The main reason of significant increase in revenue generated by EV business is because the newly added EV models –Kandi Brand SMA7000BEV, a five-door & five-seat vehicle and SMA7001BEV, an improved model of electric vehicle, were both sold at a higher price. In 2013, the Company recorded $21,742,528 gross profit, increased 68.6% from 2012, primarily due to the increase of revenue. However, we recorded a net loss in 2013, this is mainly because of the loss caused by the fair value change of financial instruments. After excluding the effects of fair value change of financial instruments and stock award, we still recorded a Non-GAAP net income, increased 23.9% compared to 2012.

The vehicle manufacturing industry is highly competitive. Current and future factors impacting our industry include: (i) the exponential growth of electrical vehicle sales and dedicated platforms in the global market place, (ii) the consolidation of supply chains and costs of components, (iii) rapid technology developments (including 3D printing technology) and (iv) emerging strategic partnerships and joint ventures in the automotive industry generally.

Our business strategy includes our efforts to provide our customers with high-quality products and to expand our footprint in new and existing markets. As part of these efforts, we have invested in a joint venture company called Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”), which develops, manufactures and sells EVs and related products. In December 2013, our EV business was recognized as producing the top two model types of EVs in China. These EV model types have an impressive driving range of 150 kilometers or more, which entitles them to a higher rebate or subsidy than older models under Chinese policy. We are also advancing the profile and demand for our EV products through the EV sharing project. To further this initiative, we are working with our business partners to build a network of public EV sharing stations (for charging and parking) and partnering with high-end hotels in the Hangzhou area of China to provide energy-efficient, convenient travel options for local citizens and tourists. We anticipate that our pure EV business in China, through operations of the JV Company and the support of new Chinese subsidy policies, will continue to develop and thrive in the future.

Results of Operations

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2013 and 2012:

For The Years Ended
December 31, 2013 and 2012

	2013		2012		Comparisons
		% of		% of	Change in	Change
	Amount	Revenue	Amount	Revenue	Amount	In %
REVENUES	$94,536,045	100.0%	$64,513,670	100.0%	$30,022,375	46.5%
COST OF GOODS SOLD	(72,793,517)	(77.0)%	(51,620,280)	(80.0)%	(21,173,237)	41.0%
GROSS PROFIT	21,742,528	23.0%	12,893,390	20.0%	8,849,138	68.6%
Research and Development	(3,728,730)	(3.9)%	(2,877,283)	(4.5)%	(851,447)	29.6%
Selling and Marketing	(399,504)	(0.4)%	(455,983)	(0.7)%	56,479	(12.4)%
General and Administration	(16,056,107)	(17.0)%	(4,250,832)	(6.6)%	(11,805,275)	277.7%
INCOME FROM OPERATIONS	1,558,187	1.6%	5,309,292	8.2%	(3,751,105)	(70.7)%
Government Grants	228,396	0.2%	132,139	0.2%	96,257	72.8%
Share of (loss) of associated company	(69,056)	(0.1)%	(69,429)	(0.1)%	373	(0.5)%
Other Income, Net	676,257	0.7%	332,936	0.5%	343,321	103.1%
Interest (Expense) Income, Net	(2,878,876)	(3.0)%	(117,787)	(0.2)%	(2,761,089)	2,344.1%
Change in Fair Value of Financial
Instruments	(16,647,283)	(17.6)%	1,986,063	3.1%	(18,633,346)	(938.2)%
Share of Loss after tax of JV	(2,414,354)	(2.6)%	-	-	(2,414,354)	100.0%
(LOSS) INCOME BEFORE INCOME TAX	(19,546,729)	(20.7)%	7,573,214	11.7%	(27,119,943)	(358.1)%
INCOME TAX (EXPENSE) BENEFIT	(1,593,994)	(1.7)%	(1,523,735)	(2.4)%	(70,259)	(4.6)%
NET (LOSS) INCOME	$(21,140,723)	(22.4)%	$6,049,479	9.4%	$(27,190,202)	(449.5)%

Revenues

For the year ended December 31, 2013, our revenues increased by 46.5%, from $64,513,670 in 2012 to $94,536,045 in 2013.

	Year ended December 31
	2013		2012
	Units	Revenue	Units	Revenue
All-terrain Vehicles (ATVs)	18,295	$10,407,858	14,467	$6,402,753
Electric Vehicles (EVs)	4,694	46,619,203	3,915	19,034,936
Go-Kart	36,499	33,187,877	34,517	30,794,415
Utility vehicles (UTVs)	440	1,155,221	93	319,014
Three-wheeled motorcycles (TT)	243	383,760	1,060	1,272,898
Refitted car	39	1,058,095	115	3,172,417
Auto generator	51,588	1,724,031	93,881	3,517,237
Total	111,798	$94,536,045	148,048	$64,513,670

In 2013, our ATVs experienced an increase in revenue of $4,005,105 or 62.6%, a 26.5% increase in unit sales, and a 28.5% increase in the average unit price compared to fiscal year 2012. The increase in revenue was primarily attributable to the market condition for ATV products, which continued to recover and the increase in the average unit price is because a higher percentage of high-end and middle-end products were sold in 2013.

In 2013, our go-karts experienced an increase in revenue of $2,393,462, or 7.8%, a 5.7% increase in unit sales, and a 1.9% increase in the average unit price compared to fiscal year 2012. The increase in revenue was mainly attributable to the relative stable growth in go-karts sales. The Company manufactures both high-end, more expensive go-kart products and less expensive go-kart products to meet customers' various needs.

In 2013, our utility vehicles (“UTVs”) experienced an increase in revenue of $836,207 or 262.1%, a 373.1% increase in unit sales, and a 23.5% decrease in the average unit price compared to fiscal year 2012. The increase in revenue was mainly attributable to the increase of UTV orders. The decrease in the average unit price was due to the fact that cheaper model UTVs took a higher percentage of sales in year 2013

EV Products

In 2013, our EV products experienced an increase in revenue of $27,584,267 or 144.9%, a 19.9% increase in unit sales, and a 104.3% increase in the average unit price compared to fiscal year 2012. In the fourth quarter, the EV revenues increased $26,382,915, or 193.7% compared to the same period of 2012. The unit sales grew by 27.2% and the average unit price increased by 130.9% . The significant increase was mainly attributable to the newly added EV model –Kandi Brand SMA7000BEV, a five-door & five-seat vehicle and SMA7001BEV, an improved model of electric vehicle, are both sold at a much higher price. The increasing sales were driven by Hangzhou Public EV Sharing System (the “Carshare” Project). Thanks to the renewal of national subsidy policy in September of 2013, most of our EV sales occurred in the fourth quarter. We believe that sales in the first three quarters were negatively affected by the delay of the subsidy policy.

Motorcycles

In 2013, our TT experienced a decrease in revenue of $889,138 or 69.9%, a 77.1% decrease in unit sales, and a 31.5% increase in the average unit price compared to fiscal year 2012. The decrease was primarily attributable to the change in the product structure. There were less TTs manufactured and we may decrease or stop manufacturing such products. The increase in the average unit price in 2013 was because higher percentage of TTs sold were more expensive models.

Refitted Car

In 2013, our refitted car experienced a decrease in revenue of $2,114,322, or 66.6%, a decrease of 66.1% in unit sales and a 1.7% decrease in the average unit price compared to fiscal year 2012. The decrease in revenue was mainly because that the Company decided to discontinue this business during the third quarter of 2013 and focus its efforts on increasing its electric vehicles revenue in China market. “Refitted Car” is a term used by the Company to describe a line of business, where the Company modifies (refits) vehicles manufactured by unrelated, other companies to meet the special requirements of our customers. For example, the Company may make exterior changes, refit AMWS, or install nonstandard features, including, but not limited to, a rearview camera, TPMS, drive recorder, anti-theft device, reversing radar and DVD player.

Auto generator

In 2013, our auto generator experienced a decrease in revenue of $1,793,206 or 51.0%, a 45.0% decrease in unit sales and a 10.8% decrease in the average unit price compared to fiscal year 2012. The decrease in revenue was due to the adjustment in yongkang Scrou's product offering from a manufacturer of auto alternator to a wide range of main products, such as driving motor, air-conditioning system and controller for electric vehicles now. Yongkang Scrou provides these products for use with our vehicles; sales in connection with providing these products to our vehicles are categorized as inter-company transactions and have been eliminated in consolidation.

The following table shows the breakdown of Kandi's revenues from its customers by geographic markets:

	Year Ended December 31
	2013		2012
	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$6,906,807	7%	$7,243,257	11%
Europe and other regions	2,394,948	3%	1,639,990	3%
China	85,234,290	90%	55,630,423	86%
Total	94,536,045	100%	64,513,670	100%

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2013 was $72,793,517, representing a 41.0% increase from $51,620,280 in 2012. This was the result of an increase in our sales.

However, sales increased by a higher percentage than related costs. Our sales had a 46.5% increase in 2013 compared to 2012; whereas our cost of goods sold only increased by 41.0% in 2013 compared to 2012. The main reasons that our costs increased by only 41.0% in 2013 compared to 2012 are as follows:

In consideration of the cost increase resulting from the increase of sales volume, the actual cost increase in 2013 is 5.5% less when compared to the increase in sales. This was the result of the following three factors:

  In 2013, the cost of raw materials had a relatively slower increase, which is 5.7% less than the percentage of our sales increase in the same period of time, mainly because (i) the new products, especially our EV products were sold at higher price compared to 2012, therefore those products raw material costs had a relative low increase percentage compared to their sale increase; and (ii) the Company strengthened its cost control, reduced the waste of raw materials in manufacturing process.

  With the labor cost increase in China, due to short supply and higher standard wages, our labor costs also increased. Total wages and salaries had a relatively higher increase of 0.3% in 2013, compared to the sale increase in the same period of time.

  Our other overhead costs in 2013 had a relatively slower increase of 0.1% in 2013 compared to the sales increase in the same period of time, because some low value consumption goods, such as tools, which were acquired in previous years were still being used in 2013. The wear and tear costs for tools in the workshops booked in accounting increased in a slower pace compared to the pace of increase of our sale.

Gross Profit

Gross profits increased by $8,849,138, or 68.6%, in 2013 as a result of increased net sales. During 2013, the gross margin increased from 20.0% in 2012 to 23.0% in 2013. This 3% increase in our gross margin resulted mainly because in 2013 we adjusted our product structure and more high price products, especially the EV products, are sold, while those high price products generally with higher gross margin.

Sales and Marketing

Sales and distribution expenses were $399,504 for fiscal year ended December 31, 2013, as compared to $455,983 from the same period in 2012, representing a 12.4% decrease. This decrease is primarily attributable to a decrease in our export and customs inspection fees during this reporting period.

General and Administrative

General and administrative expenses increased 277.7% during the fiscal year ended December 31, 2013, from $4,250,832 to $16,056,107. In addition to cash cost related to general and administrative expenses, in 2012, the general and administrative expenses included $85,558 stock awards related expense, whereas in 2013, the expense for common stock awards to directors and certain employees was $9,658,320. Additionally, in fiscal year 2012 the general and administrative expenses also included $19,053 in stock-based compensation costs for the options issued to the Company's executives and managerial level employees, while for the year 2013, this stock option based compensation cost was $0. Excluding the effect of stock award cost and option cost, the net general and administrative expenses for the year ended December 31, 2013 was $6,397,787, increased 54.3% from $4,146,221 for the same period in 2012. This increase was primarily attributable to costs related to the capital raise that occurred in the third quarter of 2013, and higher depreciation and amortization costs.

Research and Development

For the year ended December 31, 2013, research and development expenses increased $851,447, or 29.6%, to $3,728,730 from $2,877,283 for the year ended December 31, 2012. This increase was primarily due to additional research and development efforts in the fourth quarter of 2013 for developing new EV products to meet market demands.

Government Grants

Government grants totaled $228,396 for the year ended December 31, 2013, representing a 72.8% increase over the same period in 2012. For the year ended December 31, 2013, the government grants included $1,694 in subsidies for technology innovation and patent applications, $182,287 subsidies for supporting companies that have competitive advantages and $44,415 export subsidies.

Share of (Loss) of Associated Company

Share of (loss) of associated company was ($69,056) for the year ended December 31, 2013, compared to loss of ($69,429) for the corresponding period in 2012. For the years ended December 31, 2013 and 2012, these losses were attributable to our 30% equity interest investment in Jinhua Service.

Other Income (Expense), Net

Net other income was $676,257 for the year ended December 31, 2013, compared to $332,936 for the year ended December 31, 2012, representing an increase of $343,321 or 103.1% . This increase is primarily because the Company wrote off $841,251 payable to Ever Lotts Investment Limited, which had not been claimed for more than three (3) years as of December 31, 2013. Additional details regarding this write-off are set forth in Note 14 of our financial statements.

Interest Income (Expense), Net

Net interest expense was ($2,878,876) for the year ended December 31, 2013, a significant change from a net expense of ($117,787) for the year ended December 31, 2012. In 2013, the interest expense for convertible notes was $0, and the interest incurred by the amortization of debt discount was $0, since the last $1,000 of convertible notes we previously issued were converted in the first quarter of 2012. The interest for the convertible notes in 2012 was ($2), and the interest incurred by the amortization of debt discount was ($43). Excluding the effects of interest expense related to convertible notes, the net interest expense for this reporting period was ($2,878,876), a significant change from ($117,742) net interest expense for the same period in 2012. This increase was primarily attributable to: (i) a decrease in interest-related income earned on note receivables issued to third parties and (ii) bond interest expenses incurred by the Company.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2013, the expense which was caused by the increase of fair value of warrants issued to certain investors and placement agents was ($16,647,283), while for the same period last year, the income caused by fair value change of financial instruments was $1,986,063. This significant change was primarily due to a significant increase in our stock price in 2013 and the fact that there were more warrants outstanding as of December 31, 2013 compared to December 31, 2012.

Share of Profit (Loss) after Tax of the JV Company

The Company has absorbed a profit (loss) in fiscal year 2013 due to its 50% interest in the JV Company. The JV Company recorded a loss in 2013 because it is still in the start-up phase, though the Company believes it will generate profit in the near future, particularly as demand for our EV products continues to build in China. We believe this is reflected by the fact that if the subsidies receivable from the relevant government agencies for vehicles sold by the JV in 2013 had been paid in 2013, the JV would have experienced a profit instead of a loss; these subsidies are scheduled to be received by the JV in April, 2014. The financial results of the JV and their relationship to the Company's investment in the JV are more fully described in Note 23.

Income Taxes

In accordance with the relevant tax laws and regulations of the PRC, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is a qualified as a high technology company in China and is therefore entitled to pay a reduced income tax rate of 15%.

Each of Kandi New Energy, Yongkang Scrou, and Kandi Wanning is a wholly-owned subsidiary of the Company with an applicable corporate income tax rate of 25%.

The Company has a 50% ownership interest in the JV Company and its applicable corporate income tax is 25%.

Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. is a 19% investment of the JV Company and its applicable corporate income tax rate is 25%.

Each of Kandi Electric Vehicles (Changxing) Co., Ltd., Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd., Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. and Kandi Electric Vehicles (Shanghai) Co., Ltd. is a wholly-owned subsidiary of the JV Company with an applicable corporate income tax rate of 25%.

The Company, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 16.68%. The combined tax benefits were 50.1%. The actual effective income tax rate was reduced from 25% to 12.48% of the 2013 taxable corporate income.

Net Income (Loss)

For the fiscal year ended December 31, 2013, the Company generated a net loss of ($21,140,723), a significant change from a net income of $6,049,479 in year 2012. The decrease was caused by (i) changes in the fair value of financial derivatives, (ii) increases in general and administrative expenses, and (iii) interest expenses.

Excluding the effects of (i) option-related expenses, which were $0 and $19,053 for 2013 and 2012, respectively, (ii) the stock award expense, which was $9,658,320 and $85,558 for 2013 and 2012, respectively, (iii) the Convertible Note's interest expense, which was $0 and $2 for 2013 and 2012, respectively, (iv) the effect caused by amortization of discount on Convertible Notes, which was $0 and $43 for 2013 and 2012, respectively, and (v) the change of the fair value of financial derivatives, which was a ($16,647,283) expense and a $1,986,063 income for 2013 and 2012, respectively, the Company's net income for the year ended December 31, 2013, was $5,164,880. This net income figure represents an increase of 23.9% as compared with net income of $4,168,072 for the same period of 2012, excluding the same effects. This increase is primarily due to our increased sales and gross profit.

Summary of Fourth Quarter Results

Comparison of Three Months Ended December 31, 2013 and 2012

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended			Months Ended
	December 31,	% Of		December 31,	% Of		Change In	Change
	2013	Revenue		2012	Revenue		Amount	In %
REVENUES, NET	$50,560,582	100%		$26,331,459	100%		$24,229,123	92.0%
COST OF GOODS SOLD	(39,120,469)	(77.4)%		(21,791,183)	(82.8%	)	(17,329,286)	79.5%
GROSS PROFIT	11,440,113	22.6%		4,540,276	17.2%		6,899,837	152.0%

Research and development	(1,865,710)	(3.7)%		(871,014)	(3.3%	)	(994,696)	114.2%
Selling and distribution expenses	(136,090)	(0.3)%		(124,233)	(0.5%	)	(11,857)	9.5%
General and administrative expenses	(11,229,485)	(22.2)%		(1,730,232)	(6.6%	)	(9,499,253)	549.0%
INCOME FROM OPERATIONS	(1,791,172)	(3.5)%		1,814,797	6.9%		(3,605,969)	(198.7)%
Interest income (expense), net	(406,499)	(0.8)%		16,019	0.1%		(422,518)	(2,637.6)%
Change in fair value of financial instruments	(9,690,320)	(19.2)%		907,268	3.4%		(10,597,588)	(1,168.1)%
Government grants	167,512	0.3%		86,197	0.3%		81,315	94.3%
Share of (loss) profit of associated company	(23,728)	(0.1)%		(23,759)	(0.1%	)	31	(0.1)%
Other income, net	459,097	0.9%		47,131	0.2%		411,966	874.1%
Share of (loss) after tax of JV	(2,294,338)	(4.5)%		-	-		(2,294,338)	100.0%
(LOSS) INCOME BEFORE INCOME TAXES	(13,579,448)	(26.9)%		2,847,653	10.8%		(16,427,101)	(576.9%	)

INCOME TAX (EXPENSE)	(1,091,871)	(2.2)%		(680,872)	(2.6)%		(410,999)	60.4%

NET (LOSS) INCOME	(14,671,319)	(29.0%	)	2,166,781	8.2%		(16,838,100)	(777.1%	)

For the three months ended December 31, 2013, our revenue increased by 92.0% from $26,331,459 to $50,560,582 due to the fact the Company sold more higher-priced EV products in the fourth quarter of 2013. The cost of goods sold also increased 79.5% during the same period, while gross profit increased $6,899,837, or 152.0%, from $4,540,276 in the corresponding period last year to $11,440,113 in the fourth quarter of 2013.

For the three months ended December 31, 2013, the general and administrative expenses increased 549.0% to $11,229,485, mainly because of the expense related to stock awarded to directors and certain employees. Research and development expenses increased 114.2% as we engaged in additional research and development efforts for developing new EV products to meet market demands. For the three months ended December 31, 2013, we incurred a non-cash expense of ($9,690,320) relating to the change in fair value of financial instruments, which was a non-cash income of 907,268 for the same period in 2012.

For the three months ended December 31, 2013, the company recorded a net loss of ($14,671,319), compared to a net income of $2,166,781 for the same period of last year. Excluding the effects of option-related expenses, stock award expenses, and the change in the fair value of financial derivative, for the three months ended December 31, 2013, the Company recorded a net income of $4,596,279, a significant increase from net income of $1,279,338 for the same period in 2012, excluding the same effects. This increase is primarily due to the increased revenue and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash provided by operating activities was $14,687,446 for the year ended December 31, 2013, as compared to net cash used in operating activities of ($10,721,895) for the year ended December 31, 2012. The difference in cash flow was because in 2013, (i) the Company focused more on collecting accounts receivable, and the change in accounts receivable caused a net cash inflow of $3,251,168, compared to a net cash outflow of ($20,513,099) for the same reporting period in 2012, and (ii) the change in accounts payable caused a net cash inflow of $13,699,528, which was an increase from a net cash inflow of $3,566,354 in 2012.

Net cash used in investing activities was ($59,844,162) for the year ended December 31, 2013 as compared to net cash flow used in investing activities of ($4,751,858) for the same reporting period in 2012. This was primarily due to the ($80,668,972) cash outflow for the JV Company in 2013: The Company made a ($24,383,529) deposit to acquire certain assets in 2012, and spent an ($39,673,000) to acquire additional assets in 2013, all of which were transferred to Kandi Changxing; Kandi Changxing was then sold to the JV Company. In 2013, the Company recorded $64,535,177 cash inflow caused by the transfer of Kandi Changxing to the JV Company.

Net cash flow provided by financing activities was $46,317,978 for the year ended December 31, 2013, compared to net cash flow provided by financing activities of $25,622,819 for the same period of 2012. This change is primarily attributable to (i) a net cash inflow of $26,387,498 through issuing common stock and warrants, and (ii) a decrease in restricted cash for 2013 compared to 2012, which caused a cash inflow of $16,135,044, in contrast to 2012, when the Company recorded a net cash outflow of ($9,143,907) for restricted cash (though these effects are partially offset by the net cash outflow ($9,357,601) caused by notes payable in 2013, compared to the net cash inflow of $19,427,972 in 2012).

Working Capital

The Company had a working capital deficit of ($6,631,680) as of December 31, 2013, a decrease from a working capital surplus of $35,898,297 as of December 31, 2012.

As of December 31, 2013, the amount of advances to suppliers was $8,867,074, which included the advance of a RMB 47 million ($7,687,275) deposit by Kandi Electric Vehicles (Wanning) Co., Ltd (“Kandi Wanning”) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangton”) for an equipment purchase. Kandi Wanning and Nanjing Shangtong entered into a letter of intent contemplating the purchase of equipment up to RMB 180 million. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to offset the equipment purchase price upon delivery.

In fiscal year 2013, Kandi Changxing prepaid RMB 130 million to Zhejiang New Energy Auto System Co., Ltd. (“Zhejiang New Energy”) with the intent to acquire molds and equipment from Zhejiang New Energy, but the transaction did not close, and the advance was returned in full to Kandi Changxing.

As of December 31, 2013, the Company had credit lines from commercial banks in the total amount of $56,100,752, of which $34,020,281 had been used as of December 31, 2013. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short-term bank loans for the next twelve (12) months, if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund ongoing operations.

The Company has historically financed itself through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a respective loan, the banks have typically rolled over the loans for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and is confident that the short-term bank loans will be available on market terms if needed.

On June 26, 2013, the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share, for aggregate gross proceeds of approximately $26,387,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Investors also received (i) Series A warrants for the purchase of up to 1,750,415 shares of our common stock at an exercise price of $7.24 per share; (ii) Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share; and (iii) Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69.

Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

As of December 31, 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,906,771
Zhejiang Shuguang industrial Co., Ltd.	4,906,771
Yongkang Angtai Trade Co., Ltd.	817,795
Nanlong Group Co., Ltd.	9,813,543
Total	$20,444,880

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,906,771 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

On February 26, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,906,771 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from February 26, 2013 to February 26, 2014. ZSICL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein. This guarantee contract has been renewed for an additional one-year term.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $817,795 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth therein. This guarantee contract was not renewed.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amounts of $3,271,181 and $6,542,362, respectively, by Nanlong Group Co., Ltd. (“NGCL”) for the periods from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014, respectively. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contracts if NGCL fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party bank loans

As of December 31, 2013, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

Critical Accounting Policies and Related Estimates That Could Have a Material Effect on Our Consolidated Financial Statements

This section should be read together with the Summary of Significant Accounting Policies in the attached consolidated financial statements included in this Annual Report.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company's accounts receivable and inventories.

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. The Company had an allowance for doubtful accounts of $0 for the years ended December 31, 2013 and 2012, in accordance with our management's judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $352,734 decline in net realizable value of inventory for the year ended of December 31, 2013 due to our provision for slow moving inventory.

Although the Company believes that there is little likelihood that actual results will differ materially from current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

Policy affecting recognition of revenue

Our revenue recognition policy plays a key role in our consolidated financial statements. Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers, and revenues are recognized when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;
3.	The seller's price to the buyer is fixed or determinable; and
4.	Collectability is reasonably assured.

The revenue recognition policies for our legacy products, including ATVs, go-karts, and EVs, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time the Company recognizes revenue.

Policy affecting options, warrants and convertible notes

The Company's stock option cost is recorded in accordance with ASC 718 and ASC 505. The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognition is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company's warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815. The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives classified as liabilities on the balance sheet, are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

The fair value of equity-based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In accordance with ASC 815, the conversion feature of the convertible notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the convertible notes are issued, the conversion feature is recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses. The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

Warranty Liability

Most of our non-EV products (the “Legacy Products”) are exported out of China to foreign countries that have legal and regulatory requirements with which we are not familiar. Development of warranty policies for our Legacy Products in each of these countries would be virtually impossible and prohibitively expensive. Therefore, we provide price incentives and free parts to our customers and in exchange, our customers establish appropriate warranty policies and assume warranty responsibilities. Consequently, warranty issues are taken into consideration during the price negotiation for our products. The free parts are delivered along with the products, and when products are sold, the related parts are recorded as cost of goods sold. Due to the reliable quality of our products, we have been able to maintain this warranty policy and we have not had any product liability attributed to the quality of our products.

For the EV products that we sell in China, there is a 3 year or 50,000 kilometer manufacturer warranty. This warranty affects the Company through our participation and investment in the JV Company, which manufactures the EVs.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONTENTS
PAGE F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

PAGES F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES F-9-43	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : +852 2851 7954
Fax: +852 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To: The board of directors and stockholders of
Kandi Technologies Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. We have also audited the internal control over financial reporting of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, Kandi Technologies Group, Inc.'s internal control over financial reporting did not include internal control over financial reporting of Zhejiang Kandi Electric Vehicles Co. Ltd., a joint venture. As indicated in Management's Report, Zhejiang Kandi Electric Vehicles Co., Ltd. is a 50% owned joint venture of the Company established in March 2013 and is accounted as an equity method investment. The main operations of Zhejiang Kandi Electric Vehicles Co.,Ltd started on December 2013, and therefore, management's assertion of the effectiveness of Kandi Technologies Group, Inc.'s internal control over financial reporting excluded internal control over financial reporting of Zhejiang Kandi Electric Vehicles Co. Ltd.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness and significant deficiencies have been identified and included in management's assessment as of December 31, 2013:

  Ineffective control environment — significant control deficiencies were identified in various components of internal control, which, in aggregate, lead us to conclude that a material weakness exist in the control environment. The significant deficiencies noted in the control environment are summarized as follows:

  Lack of adequate policies and procedures in internal audit function, which may potentially result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company's policies and procedures have been carried out as planned.

  There was no self-assessment performed by the Audit Committee to assess the effectiveness of the Audit Committee in oversight of management.

  The internal control audit department reported to the CEO instead of the Audit Committee. Such reporting structure impaired the independence and objectivity of the internal control audit department.

  Inadequate design of internal controls over the approval procedures for related party transactions.

The material weakness or significant deficiencies were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's consolidated financial statements for the year ended December 31, 2013, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Group, Inc. as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In our opinion, because of the effect of the material weakness describe above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Hong Kong, China	/s/ Albert Wong & Co.
March 15, 2014	Certified Public Accountants

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$12,762,369	$12,135,096
Restricted cash	1,636	15,835,364
Accounts receivable	31,370,862	33,557,534
Inventories (net of provision for slow moving inventory of $352,734 and $56,248 as of December 31, 2013 and 2012 respectively	9,187,714	7,630,715
Notes receivable	13,794,094	9,562,429
Other receivables	556,904	501,448
Prepayments and prepaid expenses	505,513	563,861
Due from employees	34,272	40,936
Advances to suppliers	8,867,074	4,769,825
Amount due from JV Company, net	2,917,592	-
Deferred tax	13,706	-
Deposit for acquisition	-	24,397,967
Total Current Assets	80,011,736	108,995,175

LONG-TERM ASSETS

Plant and equipment, net	29,333,516	35,725,740
Land use rights, net	14,453,191	14,337,691
Construction in progress	16,356	-
Deferred taxes	81,076	695
Investment in associated company	96,838	161,507
Investment in JV Company	79,331,930	-
Goodwill	322,591	322,591
Intangible assets	659,496	741,591
Total Long-Term Assets	124,294,994	51,289,815

TOTAL ASSETS	$204,306,730	$160,284,990

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	December 31,
	2013	2012
CURRENT LIABILITIES
Accounts payable	$22,843,143	$8,668,478
Other payables and accrued expenses	2,422,613	3,092,045
Short-term bank loans	34,020,281	32,615,063
Customer deposits	44,404	292,389
Notes payable	16,683,023	25,332,088
Income tax payable	1,362,828	680,253
Due to employees	10,297	7,132
Due to related party	-	841,251
Deferred taxes	-	55,166
Financial derivate - liability	9,256,827	1,513,013
Total Current Liabilities	86,643,416	73,096,878

LONG-TERM LIABILITIES
Deferred tax	1,009,477	-
Bond payable	13,084,724	12,666,044
Financial derivatives - liability	15,042,994	-
Total Long-Term Liabilities	29,137,195	12,666,044

TOTAL LIABILITIES	115,780,611	85,762,922

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,012,904 and 31,696,794 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	37,013	31,697
Additional paid-in capital	76,754,774	43,728,218
Retained earnings (the restricted portion is $3,807,551 and $2,831,005 at December 31, 2013 and December 31, 2012, respectively)	4,119,086	25,259,809
Accumulated other comprehensive income	7,615,246	5,502,344
TOTAL STOCKHOLDERS' EQUITY	88,526,119	74,522,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,306,730	$160,284,990

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
REVENUES, NET	$94,536,045	$64,513,670

COST OF GOODS SOLD	(72,793,517)	(51,620,280)

GROSS PROFIT	21,742,528	12,893,390
Research and development	(3,728,730)	(2,877,283)
Selling and marketing	(399,504)	(455,983)
General and administrative	(16,056,107)	(4,250,832)
INCOME FROM CONTINUING OPERATIONS	1,558,187	5,309,292
Interest income	1,516,477	2,658,104
Interest (expense)	(4,395,353)	(2,775,891)
Government grants	228,396	132,139
Other, net	676,257	332,936
Change in fair value of financial instruments	(16,647,283)	1,986,063
Share of (loss) in associated companies	(69,056)	(69,429)
Share of profit after tax of JV	(2,414,354)	-

INCOME (LOSS) BEFORE INCOME TAXES	(19,546,729)	7,573,214

INCOME TAX EXPENSE	(1,593,994)	(1,523,735)

NET (LOSS) INCOME	(21,140,723)	6,049,479

OTHER COMPREHENSIVE INCOME

Foreign currency translation	2,112,902	424,623

COMPREHENSIVE INCOME	$(19,027,821)	$6,474,102

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	34,707,973	29,439,328

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	34,707,973	29,677,325
NET INCOME PER SHARE, BASIC	$(0.61)	$0.21
NET INCOME PER SHARE, DILUTED	$(0.61)	$0.20

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2011	27,445,600	$27,446	$31,533,378	$19,210,330	$5,077,721	$55,848,875

Stock issuance, warrant and stock option exercise	4,251,194	4,251	11,543,320	-	-	11,547,571
Deferred tax effect	-	-	(78,689)	-	-	(78,689)
Stock option issued	-	-	19,053	-	-	19,053
Acquisition of SCROU	-	-	711,156	-	-	711,156
Foreign currency translation gain	-	-	-	-	424,623	424,623
Net income	-	-	-	6,049,479		6,049,479
BALANCE AT DECEMBER 31, 2012	31,696,794	$31,697	$43,728,218	$25,259,809	$5,502,344	$74,522,068

Stock issuance and award	4,396,036	4,396	28,983,299	-	-	28,987,695
Warrant exercise	920,074	920	4,089,720	-	-	4,090,640
Deferred tax effect	-	-	(46,463)	-	-	(46,463)
Foreign currency translation	-	-	-		2,112,902	2,112,902
Net income	-	-	-	(21,140,723)	-	(21,140,723)
BALANCE AT DECEMBER 31, 2013	37,012,904	37,013	76,754,774	4,119,086	7,615,246	88,526,119

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,140,723)	$6,049,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,708,923	4,978,626
Assets impairments	355,876	465,199
Deferred taxes	876,255	92,521
Change in value of financial instruments	16,647,283	(1,986,063)
Loss in investment in associated company	69,056	69,429
Share of profit after tax of JV	2,414,354	-
Option cost	-	19,053

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	3,251,168	(20,513,099)
Inventories	(1,287,045)	(904,355)
Other receivables	(38,491)	1,955,055
Due from employees	10,797	37,117
Prepayments and prepaid expenses	(3,810,447)	(4,285,489)
Amount due from JV	(2,877,972)	-

Increase (Decrease) In:
Accounts payable	13,699,528	3,566,354
Other payables and accrued liabilities	(746,838)	(50,333)
Customer deposits	(254,151)	(740,419)
Income tax payable	651,124	525,030
Due to related party	(841,251)	-
Net cash (used in) provided by operating activities	14,687,446	(10,721,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(158,830)	(9,072,230)
Purchases of construction in progress	(16,134)	-
Deposit for acquisition	-	(24,383,529)
Asset acquisition, net of deposit	(39,673,000)	-
Disposal of subsidiary	64,535,177	-
Issuance of notes receivable	(4,174,247)	(1,011,821)
Repayments of notes receivable	311,844	29,603,171
Investment in JV	(80,668,972)	-
Cash acquired in acquisition	-	112,551
Net cash provided by (used in) investing activities	(59,844,162)	(4,751,858)

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	16,135,044	(9,143,907)
Proceeds from short-term bank loans	52,918,845	41,504,215
Repayments of short-term bank loans	(52,596,170)	(45,539,128)
Proceeds from notes payable	83,251,992	40,491,531
Repayments of notes payable	(92,609,593)	(21,063,559)
Proceeds from bond payable	12,907,035	12,658,548
Repayments of bond payable	(12,907,035)	-
Fund raising through issuing common stock and warrants	26,387,498	-
Option exercise, stock award & other financing	9,659,103	1,258,231
Warrant exercise	3,171,259	1,672,739
Common stock issued for acquisition, net of cost of capital	-	3,784,149
Net cash provided by financing activities	46,317,978	25,622,819

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,161,262	10,149,066
Effect of exchange rate changes on cash	(533,989)	(308,322)
Cash and cash equivalents at beginning of year	12,135,096	2,294,352
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,762,369	$12,135,096

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$942,870	$998,706
Interest paid	$3,565,496	$2,570,691
Issuance of Common stock for acquisition	$-	8,616,416

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the years ended December 31, 2013 and 2012, $0 and $10,078,637 were transferred from construction in progress to plant and equipment, respectively.

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. The Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China's leading producers and manufacturers of electrical vehicles, all-terrain vehicles, go-karts, specialized utility vehicles and a variety of other specialty vehicles for sale in the PRC and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company's organizational chart is as follows:

Operating Subsidiaries

In January 2011, pursuant to relevant agreements, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

Jinhua Three Parties New Energy Vehicles Service Co., ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co. (“Yongkang Scrou”), a manufacturer of driving motor, air-conditioning and controllers for electric vehicles and auto generators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Maple”), a 99% owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) in connection with developing, manufacturing and selling electrical vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Maple has a 50% ownership interest in the JV Company.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing specializes in the production of EVs. In fourth quarter of 2013, Kandi Vehicle entered into an ownership transfer agreement with JV Company to transfer 100% ownership to Kandi Changxing to the JV Company. Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in Kandi Changxing.

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed by Kandi Vehicles and Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) in Wanning City of Hainan Province. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi Wanning, since it is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 9.5% ownership interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly, through its wholly-owned subsidiary, Kandi Vehicles, has a 50% ownership interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Maple in connection with acquiring 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly, through its 50% ownership interest in the JV Company owns 50% of Kandi Shanghai.

The Company's primary business operations are the design, development, manufacturing, and commercialization of EVs, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles. As part of our strategic objective to become a leader in electric vehicles manufacturing and related services, we have increased our focus on fuel efficient, pure electrical vehicles with a particular emphasis on expanding our market share in China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2 - LIQUIDITY

The Company had a working capital deficit of ($6,631,680) as of December 31, 2013, decrease from a working capital surplus of $35,898,297 as of December 31, 2012.

As of December 31, 2013, the amount of advances to suppliers was $8,867,074, which included the advance of a RMB 47 million ($7,687,275) deposit by Kandi Electric Vehicles (Wanning) Co., Ltd (“Kandi Wanning”) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangton”) for an equipment purchase. Kandi Wanning and Nanjing Shangtong entered into a letter of intent contemplating the purchase of equipment up to RMB 180 million. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to off-set the equipment purchase price upon delivery.

In fiscal year 2013, Kandi Changxing prepaid RMB 130 million to Zhejiang New Energy Auto System Co., Ltd. (“Zhejiang New Energy”) with the intent to acquire molds and equipment from Zhejiang New Energy, but the transaction did not close, and the advance was returned in full to Kandi Changxing.

As of December 31, 2013, the Company had credit lines from commercial banks for $56,100,752, of which $34,020,281 had been used as of December 31, 2013. The Company believes that its cash flows generated internally may not be sufficient to support growth of future operations and repay short-term bank loans for the next twelve (12) months, if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

On June 26, 2013, the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share, for aggregate gross proceeds of approximately $26,387,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Investors also received Series A warrants for the purchase of up to 1,750,415 shares of our Common Stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3 - BASIS OF PRESENTATION

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development, Ltd. (“Continental”) (a wholly-owned subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)

(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)

(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles)

(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)

(vi)	Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of the JV Company)

(vii)	Zhejiang Kandi Electric Vehicles Co.,Ltd. (the “JV Company”) (a 50% owned subsidiary of Kandi Vehicles)

(viii)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles)

(ix)	Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) (a 19% owned subsidiary of the JV Company).

(x)	Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) (a wholly-owned subsidiary of the JV Company)

(xi)	Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) (a wholly-owned subsidiary of the JV Company)

(xii)	Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) (a wholly-owned subsidiary of the JV Company)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company's operations are conducted mainly in the PRC. As such, its earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is the functional currency. Accordingly, the Company's operation results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's performance may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2013 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Fair Value Measurements at Reporting Date Using Quoted Prices in
		Active	Significant
		Markets for	Other
	Carrying value as	Identical	Observable	Significant
	of December 31,	Assets	Inputs	Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,762,369	$12,762,369	-	-
Restricted cash	$1,636	1,636	-	-
Warrants (liability)	$24,299,821	-	-	$24,299,821

Cash and cash equivalents consist primarily of high-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which is used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short-term maturity.

Warrants which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 section (t) and (u).

(c) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash on December 31, 2013 and 2012 represent time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of December 31, 2013, our restricted cash was as set forth on the table below:

Purpose	Amount
Used to secure short-term bank loans (also see Note 15)	$-
Used to secure note payable (also see Note 16)	-
Pure time deposits	1,636
Total	1,636

(d) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and selling expense. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2013 and 2012, the Company has no allowance for doubtful accounts, as per the management's judgment based on their best knowledge.

In year 2013 and 2012, the credit term usually was 90 to 120 days after delivery..

(f) Notes Receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on accrual basis. If notes receivable are paid back, or written off, that will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company will provide accrual for the related foreclosure expenses and related litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of December 31, 2013, prepayments included cash paid advances to raw material suppliers, mold manufactures, and suppliers of equipment. The Company intends to purchase, as a prepaid expense, certain other expenses such as water and electricity fees.

As of December 31, 2013, a significant prepayment made by the Company was the advance of a RMB 47 million ($7,687,275) deposit by Kandi Wanning to Nanjing Shangtong as described in Note 2.

Other advances for raw materials purchases which usually are settled within two (2) months by receiving raw materials.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

(j) Land Use Rights

According to the laws of China, land in the PRC is owned by the government and it ownership cannot be sold to an individual or a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty (50) years.

(k) Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as “ASC 360”). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

(l) Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The seller's price to the buyer is fixed or determinable; and
  Collectability is reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

When the products are transferred to the other party, the risks are transferred to them too, and at that time the Company recognizes revenue.

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvement to existing products, are expensed as incurred. Research and development expenses were $3,728,730 and $2,877,283 for the years ended December 31, 2013 and 2012, respectively.

(n) Government Grant

Grants received from the PRC Government for assisting in the Company's technical research and development efforts are recorded when the proceeds are received or collectible.

During 2013 and 2012, $228,396 and $132,139, respectively, were received from the PRC government as a reward for the Company's contribution to the local economy.

(o) Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred tax calculation represents the management's best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occur.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year, which obtained from website: http://www.oanda.com

	December 31,	December 31,
	2013	2012
Year-end RMB : USD exchange rate	6.1140	6.3161
Average yearly RMB : USD exchange rate	6.1982	6.3198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

(r) Segments

In accordance with ASC subtopic 280-10 (“ASC 280-10”), Segment Reporting: Overall, the Company's chief operating decision makers rely upon consolidated results of operations when making decisions about allocating resources and assessing performance of the Company; hence, the Company has only one single operating segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

(s) Stock Option Cost

The Company's stock option cost is recorded in accordance with ASC 718 and ASC 505.

The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock option based expense for the year ended December 31, 2013 and 2012 is $0 and $19,053 respectively. Also see Note 20.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(t) Warrant Cost

The Company's warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

The fair value of equity-based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(u) Fair Value of Conversion features

In accordance with ASC 815, the conversion feature of the convertible notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the convertible notes are issued, the conversion feature is recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses.

The Company used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At December 31, 2013, the Company determined that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(w) Intangible assets

Intangible assets consist of the trade name and customer relations associated with the purchase price allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of December 31, 2013.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01,Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard's broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In July 2013,The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company's major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Sales		Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
	December, 31,	December, 31,	December 31,	December 31,
Major Customers	2013	2012	2013	2012
Jinhua Baoxiang Import & Export Co., Ltd	24%	33%	15%	21%
Shanghai Huapu Auto Co., Ltd	23%	-	52%	-
Zhejiang Jin Li Ma Trading Co., Ltd.	14%	12%	8%	8%
Jinhua Chaoneng Auto Sales Co., Ltd.	10%	7%	7%	8%

(b) Suppliers

The Company's material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases		Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
	December, 31,	December, 31,	December 31,	December 31,
Major Suppliers	2013	2012	2013	2012
Zhejiang New Energy Auto System Co., Ltd.	33%	26%	12%	-
Zhejiang Mengdeli Electric Co., Ltd.	32%	32%	13%	4%

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). For the fiscal year ended December 31, 2013, there are 0 potentially dilutive common shares because the Company recorded a net loss in 2013.

The following table sets forth the computation of basic and diluted net income per common share:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Twelve months Ended December 31,	2013	2012
Net (loss) income	$(21,140,723)	$6,049,479
Weighted – average shares of common stock outstanding
Basic	34,707,973	29,439,328
Dilutive shares	0	237,997
Diluted	34,707,973	29,677,325
Basic earnings per share	$(0.61)	$0.21
Diluted earnings per share	$(0.61)	$0.20

Also see Note 19.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2013	2012
Raw material	$2,646,041	$2,278,096
Work-in-progress	5,065,126	3,649,414
Finished goods	1,829,281	1,759,453
Total inventories	9,540,448	7,686,963
Less: provision for slowing moving inventories	(352,734)	(56,248)
Inventories, net	$9,187,714	$7,630,715

NOTE 11 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2013	2012
Accounts receivable	$31,370,862	$33,557,534
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$31,370,862	$33,557,534

During fiscal year ended December 31, 2013, the Company sold products to Kandi USA Inc. carrying trade name of Eliteway Motorsports (“Eliteway”) amounting to $6,906,807 (2012:$5,297,548).At the fiscal year ended 2013, outstanding receivable due from Eliteway was $2,800,958 (2012:$2,678,349).

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's chairman and Chief Executive Officer, Mr. Hu Xiaoming. As of and for the year ended December 31, 2013, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31,	December 31,
	2013	2012
Notes receivable from unrelated companies:
Due September 30, 2014, interest at 9.6% per annum [1]	13,794,094	9,562,429

Notes receivable from unrelated companies	13,794,094	9,562,429

Bank acceptance notes:
Bank acceptance notes	-	-

Notes receivable	$13,794,094	$9,562,429

Notes receivable are unsecured.

Details of Notes receivable from unrelated parties as of December 31, 2012

	Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1)	9,562,429	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Repaid part in cash and renewed on the due date

Details of Notes receivable from unrelated parties as of December 31, 2013

	Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1)	13,794,094	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

NOTE 13 – LAND USE RIGHTS

Land use rights consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
Cost of land use rights	$16,223,208	$15,697,132
Less: Accumulated amortization	(1,770,017)	(1,359,441)
Land use rights, net	$14,453,191	$14,337,691

As of December 31, 2013 and 2012, the net book value of land use rights pledged as collateral for the Company's bank loans was $9,983,647 and $7,313,642 respectively. Also see Note 16.

As of December 31, 2013 and 2012, the net book value of land use rights pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd (“ZMEC”), an unrelated party of the Company was $0 and $3,500,426, respectively. Also see Note 24.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. ZMEC has provided a guarantee for certain of the Company's bank loans. As of December 31, 2013, ZMEC had guaranteed bank loan of the Company for a total of $16,028,786.

The amortization expense for the years ended December 31, 2013 and 2012 was $353,568 and $346,761, respectively.

Amortization expense for the next five years and thereafter is as follows:

2014	$353,568
2015	353,568
2016	353,568
2017	353,568
2018	353,568
Thereafter	12,685,351
Total	$14,453,191

NOTE 14 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
At cost:
Buildings	$14,514,873	$14,204,698
Machinery and equipment	10,771,899	10,396,243
Office equipment	251,690	230,073
Motor vehicles	288,004	255,648
Moulds	34,230,014	33,947,746
	60,056,480	59,034,408
Less : Accumulated depreciation
Buildings	$(3,010,451)	$(2,439,546)
Machinery and equipment	(10,278,409)	(9,154,890)
Office equipment	(196,303)	(163,833)
Motor vehicles	(228,442)	(200,741)
Moulds	(16,648,583)	(11,349,658)
	(30,362,188)	(23,308,668)
Less: provision for impairment for fixed assets	(360,776)	-
Plant and equipment, net	$29,333,516	$35,725,740

As of December 31, 2013 and 2012, the net book value of plant and equipment pledged as collateral for the Company's bank loans was $11,292,649 and $8,711,583, respectively.

As of December 31, 2013 and 2012, the net book value of plant and equipment pledged as collateral for bank loans borrowed by Zhejiang Mengdeli Electric Co., Ltd. (“ZMEC”), an unrelated party of the Company was $0 and $2,834,569, respectively. Also see Note 24.

Also see Note 15. Depreciation expense for the years ended December 31, 2013 and 2012 was $7,273,260 and $4,577,092, respectively.

NOTE 15 - DUE TO/FROM RELATED PARTIES

Due to Related Party

	2013	2012
ELIL(a)	$-	$841,251
Total due to a related party	$-	$841,251
___________
(a)

This amount payable represents certain costs during share exchange transaction, which were orally agreed to be borne by the former shareholder - Ever Lotts Investment Limited (“ELIL”). The Company's previous auditor determined that the amount should be represented as a payable, because there was no written documentation underlying the oral agreement. However, consistent with the Company's oral agreement, ELIL has never requested payment. The Company recently tried to contact ELIL in order to put our oral agreement in writing to release the Company's obligation for this payment, but we are unable to reach ELIL. Given the fact that several years have passed since initially recording the payable, combined with the lack of a payment claim by ELIL, the Company believes that it is no longer required to record the amount as a payable, because any potential, future claim would be barred by the applicable statute of limitations. Therefore, the Company wrote off this amount to non-operating income at the end of 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 16 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2013	2012
Loans from China Communication Bank-Jinhua Branch
Monthly interest only payments at 7.50% per annum, due December 24, 2013	$-	$474,977

Loans from Jinhua Bank (Called Commercial Bank in the past)
Monthly interest only payments at 6.89% per annum, due January 5, 2013, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Jiajia, and Ms. Ling Yueping. and secured by the assets of Jingdezheng De'er Investment Industrial Co., Ltd. (subsequently repaid on due date)	-	3,166,511
Monthly interest only payments at 6.30% per annum, due October 10, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by the assets of the Company.	-	1,583,256
Monthly interest only payments at 6.30% per annum, due November 25, 2013, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by the assets of the Company.	-	791,628
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 13 and Note 14	1,635,590	-
Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming, and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 13 and Note 14	817,795	-
Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo, Mr. Lv Qingjiang, and secured by the assets of the Company. Also see Note 13 and Note 14	3,271,181	-

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 1.026% per month, due March 31, 2014, guaranteed by Yonnkang Sanli Metal Co., Ltd.	817,795	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due January 25, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766
Monthly interest only payments at 6.94% per annum, due February 13, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	4,749,766
Monthly interest only payments at 7.08% per annum, due December 4, 2013, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	2,849,860
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	12,757,606	-

Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.94% per annum, due June 27, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming.	-	3,166,511
Monthly interest only payments at 6.60% per annum, due July 18, 2013, secured by the property of Ms. Ling Yueping, guaranteed by Yongkang KangBang auto parts Co., Ltd. and Mr. Hu Xiaoming.	-	3,166,511
Monthly interest only payments at 6.60% per annum, due September 4, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming. Also see Note 13 and Note 14.	6,542,362	-

Loans from Bank of Shanghai

Monthly interest only payments at 6.60% per annum, due December 26, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	-	4,749,766
Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,906,771	-

Loans from China Ever-growing Bank
Monthly interest only payments at 7.57% per annum, due April 24, 2013, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	-	3,166,511
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,271,181	-
Total	$34,020,281	$32,615,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Short-term bank loan interest expense for the years ended December 31, 2013 and 2012 was $2,302,389, and $2,556,967, respectively.

As of December 31, 2013, the aggregate amount of short-term loans that were guaranteed or secured by various third parties was $27,477,919. The breakdown is as follows:

- $16,028,786 is guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

- $8,177,952 is guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loan of $4,906,771 is guaranteed by the Company. Also see Note 23. $3,271,181 of the $8,177,952 is guaranteed by Lv Qingjiang and Lv Qingbo, two major shareholders of Zhejiang Kangli Metal Manufacturing Company. Also see Note 24.

- $3,271,181 is guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,906,771 is guaranteed by the Company. Also see Note 24.

- $17,664,376 is guaranteed by Nanlong Group Co., Ltd. whose bank loans of $9,813,543 is also guaranteed by the Company. Also see Note 24.

- $817,795 is guaranteed by Yonnkang Sanli Metal Co., Ltd.

NOTE 17 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, depending on the requirements of the bank, the Company may need to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
Bank acceptance notes:
Due March 26, 2013	$-	$1,583,255
Due March 26, 2013	-	1,583,255
Due June 24, 2013	-	3,166,511
Due June 24, 2013	-	6,333,023
Due June 25, 2013	-	2,533,209
Due June 25, 2013	-	10,132,835
Due March 18, 2014	1,962,709	-
Due May 19, 2014	8,177,952	-
Due May 21, 2014	6,542,362	-
Subtotal	$16,683,023	$25,332,088

Notes payable to unrelated companies:
	$-	$-
Subtotal	$-	$-

Total	$16,683,023	$25,332,088

All the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $21,136 and $20,246 in 2013 and 2012, respectively.

No restricted cash is held as collateral for the notes payable at December 31, 2013.

NOTE 18 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date
December 27, 2016	13,084,724	11.5%	27 December	27 December
Total face value	13,084,724

On December 27, 2012, the Company borrowed RMB 80,000,000 from China Ever-bright Securities Co. Ltd. The maturity date is December 27, 2015 and no principal payments are required prior to maturity. The interest rate was 12% and interest was payable on December 27 in each of 2013, 2014 and 2015. The obligation was secured by an unrelated third party.

In August 2013, the Company repaid, without a prepayment penalty, all principal and interest to China Ever-bright Securities Co. Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On December 27, 2013, the Company issued the bond of RMB 80,000,000 ($13,084,724) to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The maturity of this bond is 3 years, and the material terms of this bond are similar as the terms of the bond issued in 2012 and repaid in August 2013, except that the interest rate is reduced to 11.5% . Bond interest was payable on December 27 in each of 2014, 2015 and 2016.

NOTE 19 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax rate is 25%. However, the Kandi Vehicle, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%.

Kandi New Energy is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Yongkang Scrou Electric. Co., Ltd is a subsidiary of the Company and its applicable corporate income tax rate was 25%.

Kandi Electric Vehicles (Wanning) Co., Ltd. is a subsidiary of the Company and its applicable corporate income tax rate is 25%.

Zhejiang Kandi Electric Vehicles Co., Ltd is a joint venture company (the “JV Company”). The Company has a 50% ownership interest in the JV Company and its applicable corporate income tax is 25%.

Kandi Electric Vehicles (Changxing) Co., Ltd. is a subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. is a 19% investment of the JV Company and its applicable corporate income tax rate is 25%.

Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. is a subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. is a subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

Kandi Electric Vehicles (Shanghai) Co., Ltd. is a subsidiary of the JV Company and its applicable corporate income tax rate is 25%.

The Company, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 16.68%. The combined tax benefits were 50.1%. The actual effective income tax rate was reduced from 25% to 12.48% of the 2013 taxable corporate income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the company adopted U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) creates a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported on our Form 10-K.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2013, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2013 due to the net operating loss in 2013 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expense for the years ended December 31, 2013 and 2012 is summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended
	December 31,
	2013	2012
Current:
Provision for CIT	$1,593,994	$1,523,735
Provision for Federal Income Tax
Deferred:
Provision for CIT
Income tax expense	$1,593,994	$1,523,735

The Company's income tax expense differs from the “expected” tax expense for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended
	December 31,
	2013	2012
Computed “expected” income (expense)	$(1,381,713)	$651,245
Favorable tax rate	(1,378,429)	(1,232,306)
Permanent differences	361,230	932,699
Valuation Allowance	3,992,906	1,172,097
Income tax expense	$1,593,994	$1,523,735

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2013 and 2012 are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
Current portion:
Deferred tax assets (liabilities):
Expense	$47,224	$(193,777)
Subtotal	47,224	(193,777)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(33,518)	138,661
Other
Subtotal	(33,518)	138,661

Total deferred tax assets (liabilities) – current portion	13,706	(55,166)

Non-current portion:
Deferred tax assets:
Depreciation	81,076	223,409
Loss carried forward	3,992,906	1,172,097
Valuation allowance	(3,992,906)	(1,172,097)
Subtotal	81,076	223,409

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,009,477)	(222,714)
Subtotal	(1,009,477)	(222,714)

Total deferred tax assets – non-current portion	(928,401)	695

Net deferred tax (liabilities) assets	$(914,695)	$(54,471)

(b) Tax Holiday Effect

For the years ended December 31, 2013 and 2012, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2013 and 2012.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2013 and 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended
	December 31
	2013	2012
Tax holiday effect	$1,378,429	$1,232,306
Basic net income per share effect	$0.04	$0.04

NOTE 20 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options for 2,600,000 shares of common stock to ten of the Company's employees and directors. The stock options vest ratably over three years and expire in ten years from the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . On June 30, 2011, one of the Company's directors resigned, and his 6,668 unexercised options were forfeited. As of December 31, 2013, options for 2,366,672 shares have been exercised and 6,668 options have been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide business development services in China to the Company in exchange for options to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. Per the agreement, 250,000 of these options vested and become exercisable on March 6, 2010, and 100,000 vested and become exercisable on June 6, 2010. The options will expire after ten years. The options are issued under and subject to the terms of the Company's 2008 Omnibus Long-Term Incentive Plan.

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2013	326,660	1.01

The following table summarizes information about stock options outstanding as of December 31, 2013:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Options Outstanding		Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
shares	Price	(in years)	shares	Price
226,660	$0.80	5.25	226,660	$0.80
100,000	1.50	5.75	100,000	1.50

The fair value per share of the 2,600,000 options issued to the employees and directors is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement with a third-party consultant, whereby the consultant is to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009, and ending on September 22, 2010. As compensation for the services provided, the Company agreed to issue 200,000 warrants to purchase the Company's common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. By the end of 2012, the consultant had cashless exercised all the 200,000 warrants.

Under a Securities Purchase Agreement, dated as of January 21, 2010 (the “2010 Securities Purchase Agreement”), by and among the Company and certain investors thereto, the Company issued a total of $10 million of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company's common stock (the “Investor Warrants”), for gross proceeds of $10 million. The Convertible Notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of common stock at $6.25 per share. As of January 21, 2010, the Convertible Notes were convertible into 1,600,000 shares of common stock at the price of $6.25 per share. The Investor Warrants, which are exercisable for a period of three years following the closing date, were initially exercisable upon entering into the 2010 Securities Purchase Agreement at an exercise price of $6.5625 per share. Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent. These warrants have the same terms and conditions as the Investor Warrants issued to the investors.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent was adjusted to 1,379,148 and 137,915 respectively. As of December 31, 2013, the investors had converted all $10 million principal amount and $159,522 accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As of December 31, 2013, 1,162,073 Investor Warrants and 124,123 warrants issued to the placement agent have been exercised. The remaining 217,075 Investor Warrants and 13,792 placement agent warrants were forfeited.

On December 21, 2010, the Company agreed to sell to certain institutional investors up to 3,027,272 shares of the Company's common stock and warrants to purchase up to 1,210,912 shares of the Company's common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (the “Second Round Warrants”). The warrants became exercisable immediately following the closing date of the offering and remain exercisable for three years thereafter at an exercise price of $6.30 per share. The exercise price of the Second Round Warrants was adjusted to $5.40 on September 9, 2013 as a result of the registered direct offering that closed on July 1, 2013. On December 12, 2013, the expiration date of the Second Round Warrants was extended to June 30, 2014. As of December 31, 2013, the fair value of the Second Round Warrants is $6.54 per share, and 327,272 of the Second Round Warrants have been exercised.

On June 26, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013 pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of our common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of our common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of our common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of our common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of our common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of December 31, 2013, the fair value of Series A warrants is $6.55 per share, the fair value of Series B warrants is $4.77 per share, the fair value of Series C warrants is $5.93 per share, and the Third Round Placement Agent Warrants' fair value is $7.04 per share. In January 2014, all the Third Round Warrants were exercised on a cash basis.

NOTE 21 – STOCK AWARD

In connection with his appointment to the Board of Directors, and as compensation for serving, the Board of Directors authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001, beginning in July 2011.

As compensation for his services, the Board of Directors authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001, beginning in August 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As compensation for her services, the Board of Directors authorized the Company to provide Ms. Kewa Luo with 5,000 shares of Company's common stock every six months, par value $0.001, beginning in September 2013.

The fair value of stock award based on service is determined based on closing price of the day that the shares are granted every six months. The compensation cost for awards of stock would be recognized over the requisite service period of six months.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 for each fiscal year beginning with the 2013 fiscal year under the Company's 2008 Omnibus Long-Term Incentive Plan (the “Plan”) to be delivered upon the Company's determination that the Company's “Non-GAAP Net Income” for the fiscal year increased by 10%. “Non-GAAP Net Income” means the Company's net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2013 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2012 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company at the end of March 2014. If Non-GAAP Net Income in 2013 is less than Non-GAAP Net Income in 2012, then no common stock will be granted. If Non-GAAP Net Income in 2013 increases compared to Non-GAAP Net Income in 2012 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2013 increases compared to Non- GAAP Net Income in 2012 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased.

The fair value of each award granted under Plan is determined based on the closing price of the Company's stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan during 2013 would be 801,163 shares. The compensation is recognized in General and Administrative Expenses.

NOTE 22 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	December 31, 2013
Gross carrying amount:
Trade name	8 years	$492,235
Customer relations	8 years	304,086
		796,321
Less : Accumulated amortization
Trade name		$(84,576)
Customer relations		(52,249)
		(136,825)
Intangible assets, net		$659,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income and was $82,095 and $54,730 for the years ended December 31, 2013 and 2012, respectively.

Amortization expense for the next five years and thereafter is as follows:

2014	$82,095
2015	82,095
2016	82,095
2017	82,095
2018	82,095
Thereafter	249,021
Total	$659,496

NOTE 23 – SUMMARIZED INFORMATION OF INVESTMENT IN THE JV COMPANY

The Company's investment in the JV Company is accounted for using the equity method of accounting. The JV Company has consolidated the following: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and 19% interest in the Service Company.

The combined results of operations and financial position of the JV Company are summarized below:

	2013	2012
Condensed income statement information:
Net sales	$15,212,347	$-
Gross (loss)	(1,279,914)	-
Net (loss)	(3,020,756)	-
Company's equity in net income of JV	(1,510,378)	-
Condensed balance sheet information:
Current assets	108,139,053	-
Noncurrent assets	146,130,466	-
Total assets	254,269,519	-
Current liabilities	93,772,816	-
Noncurrent liabilities	-	-
Equity	160,496,703	-
Total liabilities and equity	254,269,519	-

Note: The following table illustrates the captions used in the Company's Income Statements for its equity basis investments in the JV Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Changes in the Company's investment in JV Company for the year ended December 31, 2013 and 2012 are as follows:

	2013	2012
Condensed income statement information:
Investment in JV Company, beginning of the year,	$81,779,522	$-
(Loss) from equity investment	(1,510,378)	-
Intercompany transaction unrealized gain elimination	(903,976)	-
Exchange difference	(33,238)	-
Investment in JV Company, end of the year	79,331,930	-

The following tables summarize the effects of transactions including sales and purchases with the JV Company:

	December 31,	December 31,
	2013	2012
Sales to Kandi Electric Vehicles (Changxing) Co., Ltd.	$11,223,823	$-
Purchase from Kandi Electric Vehicles (Changxing) Co., Ltd.	487,453	-

During fiscal year ended December 31, 2013, the Company sold and purchased products to and from Kandi Electric Vehicles (Changxing) Co., Ltd., one of the 100% owned subsidiary of the 50% joint venture investment of the Company, amounting to $11,223,823 (2012:$0) and $487,453 (2012:$0) respectively.

As of December 31, 2012 and 2013, significant balances with the JV Company were as follows:

	December 31,	December 31,
	2013	2012
Due from Kandi Electric Vehicles (Changxing) Co., Ltd.	$1,576,408	$-
Due from Zhejiang Kandi Electric Vehicles Co.,Ltd	4,121,688	-
Due (to) Zhejiang Kandi Electric Vehicles Jinhua Co.,Ltd	(2,780,504)	-
	$2,917,592	$-

The amounts due from the JV Company as of December 31, 2012 and 2013 are not collateralized, interest-free and have normal business payment terms.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of December 31, 2013, the Company provided guarantees for the following third parties:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,906,771
Zhejiang Shuguang industrial Co., Ltd.	4,906,771
Yongkang Angtai Trade Co., Ltd.	817,795
Nanlong Group Co., Ltd.	9,813,543
Total	$20,444,880

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,906,771 by Zhejiang Kangli Metal Manufacturing Company. (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

On February 26, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,906,771 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from February 26, 2013 to February 26, 2014. ZSICL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $817,795 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,271,181 and $6,542,362 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014 respectively. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party's bank loans

As of December 31, 2013, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 25 – SEGMENT REPORTING

The Company has only one single operating segment. The Company's revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table sets forth revenues by geographic area

	Year Ended December 31
	2013		2012
	Sales Revenue	Long Lived Assets	Sales Revenue	Long Lived Assets
North America	$6,906,807	-	$7,243,257	-
Europe and other region	2,394,948	-	1,639,990	-
China	85,234,290	124,294,994	55,630,423	51,289,815
Total	$94,536,045	124,294,994	$64,513,670	51,289,815

NOTE 26 - SUBSEQUENT EVENT

On January 15, 2014, the Company sold to the Investors warrants to purchase an aggregate of 1,429,393 shares of the Company's common stock, par value $0.001 per share at an exercise price equal to $15 (the “Fourth Round Warrants”) for a total purchase price paid by certain institution investors to the Company of approximately $14,294. The Fourth Round Warrants became exercisable immediately following the closing date of this offering and will expire on January 30, 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2013. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness, described below in Management's Report on Internal Control over Financial Reporting.

Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this form 10-K present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

(b) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations, so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2013, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Our management has excluded from its assessment for internal control over financial reporting at Zhejiang Kandi Electric Vehicles Co.,Ltd., which is a 50% owned joint venture established in March 2013 and is accounted as an equity method investment. The main operations of Zhejiang Kandi Electric Vehicles Co.,Ltd started on December 2013, and therefore, management's assertion of the effectiveness of Kandi Technologies Group, Inc.'s internal control over financial reporting excluded internal control over financial reporting of Zhejiang Kandi Electric Vehicles Co. Ltd.

Based on management's evaluation under the COSO framework, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2013.

Management identified significant deficiencies in internal controls, which, in the aggregate, lead to a conclusion that a material weakness exists in the control environment. The significant deficiencies noted in the control environment are summarized as follows:

  Lack of adequate policies and procedures in internal audit function, which may potentially result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company's policies and procedures have been carried out as planned.

  There was no self-assessment performed by the Audit Committee to assess the effectiveness of the Audit Committee in oversight of management.

  The internal control audit department reported to the CEO instead of the Audit Committee. Such reporting structure impaired the independence and objectivity of the internal control audit department.

  Inadequate design of internal controls over the approval procedures for related party transactions.

These significant deficiencies were initially identified in connection with this year's evaluation.

Promptly upon discovery of these significant deficiencies, management took affirmative remediation action to ensure that established, in-place policies and procedures would be consistently implemented moving forward. Additionally, management is investing in on-going efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Albert Wong & Co., an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting which is contained below.

Remediation of Material Weakness

To remediate the foregoing material weakness, management reviewed and modified processes, procedures and controls over internal audits and related party transactions to ensure greater oversight and transparency. In particular, (1) the Audit Committee is in a process of evaluating the existing internal audit charter to ensure the annual internal control plan is evaluated and approved by the Audit Committee, and regular and frequent reporting on the internal audit related matters to the Audit Committee is carried out by the head of internal audit department. We have also restructured the internal audit department, such that the head of internal audit department reports directly to Audit Committee to enhance the independence and objectivity of the internal audit Department; (2) A procedure for self-evaluation on the effectiveness of the Audit Committee will be carried out on the January of each year; (3) Starting from January 2014, all related party transactions are subject to the evaluation and approval of our Audit Committee.

(c) Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described above, there were no changes in the Company's internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

To: The board of directors and stockholders of
Kandi Technologies Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. We have also audited the internal control over financial reporting of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, Kandi Technologies Group, Inc.'s internal control over financial reporting did not include internal control over financial reporting of Zhejiang Kandi Electric Vehicles Co. Ltd., a joint venture. As indicated in Management's Report, Zhejiang Kandi Electric Vehicles Co., Ltd. is a 50% owned joint venture of the Company established in March 2013 and is accounted as an equity method investment. The main operations of Zhejiang Kandi Electric Vehicles Co., Ltd started on December 2013, and therefore, management's assertion of the effectiveness of Kandi Technologies Group, Inc.'s internal control over financial reporting excluded internal control over financial reporting of Zhejiang Kandi Electric Vehicles Co. Ltd.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness and significant deficiencies have been identified and included in management's assessment as of December 31, 2013:

  Ineffective control environment — significant control deficiencies were identified in various components of internal control, which, in aggregate, lead us to conclude that a material weakness exist in the control environment. The significant deficiencies noted in the control environment are summarized as follows:

  Lack of adequate policies and procedures in internal audit function, which may potentially result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company's policies and procedures have been carried out as planned.

  There was no self-assessment performed by the Audit Committee to assess the effectiveness of the Audit Committee in oversight of management.

  The internal control audit department reported to the CEO instead of the Audit Committee. Such reporting structure impaired the independence and objectivity of the internal control audit department.

  Inadequate design of internal controls over the approval procedures for related party transactions.

The material weakness or significant deficiencies were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's consolidated financial statements for the year ended December 31, 2013, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Group, Inc. as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In our opinion, because of the effect of the material weakness describe above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Hong Kong, China	/s/ Albert Wong & Co.
March 15, 2014	Certified Public Accountants

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The following table sets forth certain information regarding our executive officers and members of the Company's board of directors (the “Board of Directors”) as of December 31, 2013:

Name	Age	Position	Served From
Hu Xiaoming	57	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	43	Chief Financial Officer, Director	June 2007
Chen Liming (1), (2), (3)	77	Director (Independent)	May 2012
Qian Jingsong	53	Director	January 2011
Ni Guangzheng (2), (3)	75	Director (Independent)	November 2010
Jerry Lewin (1)	59	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	60	Director (Independent)	July 2011

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Corporate Governance Committee

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming has been our Chief Executive Officer, President and Chairman of the Board of Directors since June 2007. From October 2003 to April 2005, Mr. Hu served as the Project Manager in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. Prior to that role, from October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Zhejiang Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Zhejiang Wan Xiang Battery Co. Ltd. Mr. Hu's experience as our Chief Executive Officer and President, as well as Chairman of the Board of Directors, in addition to his extensive scientific and operational knowledge and expertise, qualify him to serve as our Chief Executive Officer, President and Chairman.

Zhu Xiaoying was appointed as our Chief Financial Officer and a director of the Company in June 2007. In addition, since September 2003, Ms. Zhu has served as Chief Financial Officer of Zhejiang Kandi Vehicles Co. From January 2000 to September 2003, Ms. Zhu served as the Accounting Manager for Zhejiang Yonkang Automobile Manufacture Co. Ms. Zhu graduated from Hangzhou Electronic Engineering University. Ms. Zhu acquired her CIA certificate in 2010 and an EMBA certificate from Hong Kong Polytechnic University in 2011. Ms. Zhu's experience as our Chief Financial Officer and knowledge of current corporate finance, accounting techniques and market activities qualify her to serve on our Board of Directors.

Chen Liming was appointed as a director of the Company on May 1, 2012. Mr. Chen serves as an advisor to AA Wind & Solar Energy Development Group, LLC. Prior to his current position, from February 2009 to October 2010, Mr. Chen participated in a joint venture with Mr. Qiu Youmin, the former designer of Geely, and assisted in the development of super mini three seat pure electric vehicles. From June 2008 to July 2009, Mr. Chen participated in the development of a lithium iron phosphate battery with Shanghai Yuankai Group. Mr. Chen served as a Professor of Electrical Engineering at Zhejiang University from 1983 to 1997. In addition, Mr. Chen served as a visiting scholar in the Electrical Engineering Department at Columbia University in New York City from 1981 to 1983 and as a Lecturer in Electrical Engineering at Zhejiang University from 1960 to 1981. Mr. Chen received his bachelor degree from Southeast University in Jiangsu, China in 1960. Mr. Chen's scientific knowledge and expertise qualify him to serve on our Board of Directors.

Henry Yu was appointed as a director of the Company on July 1, 2011. Mr. Yu serves as Managing Director and Regional Manager – Global Financial Institutions (Asia) of Fifth Third Bank. Prior to his current position, Mr. Yu served as Senior Vice President of the East West Bank from July 2011 to September 2012, and served as the President of Shanghai Bosun Capital Advisors in Shanghai, China from January to June 2011. From January 2008 to December 2010, Mr. Yu served as a senior manager of Standard Chartered Bank in China. From November 1999 to December 2007, Mr. Yu served as Managing Director of Global Trade Solutions of SunTrust Bank in Atlanta, Georgia. Currently, Mr. Yu serves as Chair of the Advisory Board of the National Association of Chinese-Americans and as an Advisor to Nanjing Investment & promotion office. Since 2004, Mr. Yu has served on the Georgia Perimeter College Foundation Board of Trustees. From 2011 to 2014, Mr. Yu has also served as an Advisor to China's Federation of Overseas Chinese. From 2003 to 2007, Mr. Yu held Series 7 and 62 Certifications from the Financial Industry Regulatory Authority. Mr. Yu received his Bachelor of Arts degree in Economics from the University of Michigan in 1978 and his MBA in Finance from the University of Detroit in 1980. Mr. Yu's leadership skills and extensive financial experience qualify him to serve on our Board of Directors.

Qian Jingsong was appointed as a director of the Company on January 31, 2011. In addition, since October 2009, Mr. Qian has served as Deputy General Manager of Zhejiang Kandi Vehicles Co. Ltd. Prior to joining the Company, from October 2006 to October 2009, Mr. Qian served in multiple capacities for Chery Karry Automobile, including Head of the Engineering Construction Group (2006-2007), Vice Manager of the Q21 Project (2007), Assistant General Manager of the Production Management and Integrated Management Departments (2007-2010). During his tenure at Chery Karry Automobile, Mr. Qian was in charge of quality assurance and participated in strategy, planning and product development work for Chery mini-cars. From August 1999 to September 2006, Mr. Qian served as Deputy General Manager and Executive General Manager of Anhui Huayang Auto Manufacturing Co., LTD, where he oversaw technical improvement, product development, administrative personnel, and external affairs. Mr. Qian received a degree in Professional Ordnance from the Aerospace Staff University in Nanjing, China in 1983. Mr. Qian's experience in the automobile and mini-car industries and his expertise in quality assurance, planning and product development qualify him to serve on our Board of Directors.

Ni Guangzheng was appointed as a director of the Company in November 2010. Mr. Ni is a permanent member of Chinese Society of Electrical Engineering, and, since 1998, has served as the Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni has extensive experience in the areas of electro-technical and electrical engineering. Mr. Ni has served as Head of the Department of Electrical Engineering at Zhejiang University (1994 to 1998), Deputy Director of the Electro-technical Theory Committee of China Electro-Technical Society (1989 to 1993), Director of the National ERC of Power Electronic Technology (1996 to 1998) and Deputy Director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering (1997 to 1999). Mr. Ni received his bachelor's degree in electrical machine and a master's degree in electro-technology theory from Xian Jiaotong University. Mr. Ni's leadership skills and extensive engineering experience, as well as his electrical and technical expertise, qualify him to serve on our Board of Directors.

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin currently serves as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing 35 hotels throughout North America. Mr. Lewin has been with Hyatt since 1987. In his capacity as Senior Vice President, Mr. Lewin supervises a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Mr. Lewin serves as a member of the Hyatt Hotels Corporation's Managing Committee and sits on the board of directors of the New York City Hotel Association. Mr. Lewin currently serves as the President of the New York Law Enforcement Foundation and as the Chairman of the board of directors of the NY State Troopers PBA Signal 30 Fund. Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas. Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lewin's leadership skills and extensive management experience qualify him to serve on our Board of Directors

Family Relationships

No family relationships exist among any of our director nominees or executive officers.

Audit Committee Financial Expert

Our Audit Committee currently consists of Henry Yu (Chairman), Jerry Lewin and Chen Liming, each of whom is independent under NASDAQ listing standards. Our Board of Directors determined that each of Mr. Yu and Mr. Lewin qualifies as an “audit committee financial expert,” as defined by Item 407 of Regulation S-K and NASDAQ Rule 5605(a)(2). In reaching this determination, the Board of Directors made a qualitative assessment of Mr. Yu's and Mr. Lewin's level of knowledge and experience based on a number of factors, including formal education and business experience.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our Code of Ethics is included as an exhibit to our Form 8-K filed November 5, 2007. A copy of our Code of Ethics will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People's Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://www.kandivehicle.com/default.aspx

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2013, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for: (i) a late Form 4 filing for Mr. Jerry Lewin, a member of our Board and (ii) a late Form 4 filing for Mr. Henry Yu, a member of our Board. Each delinquent filer set forth herein filed a Form 4 promptly upon discovery of the inadvertent error.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2013 and 2012, by those individuals who served as our Chief Executive Officer or Chief Financial Officer during any part of fiscal year 2013 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2013. The individuals listed in the table below are referred to as the “named executive officers.”

							Non-Equity	Nonqualified
							Incentive	Deferred	All
				Stock		Option	Plan	Compensation	Other
		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)		($)(4)	($)	($)	($)	($)
Hu Xiaoming (1)	2013	$32,268	—	1,428,945	$		—	—	—	$1,461,213
CEO, President and Chairman of the Board	2012	$31,646	—	—		$5,877	—	—	—	$37,523

Zhu Xiaoying (2)	2013	$24,201	—	857,365	$		—	—	—	$881,566
CFO	2012	$23,735	—	—		$3,820	—	—	—	$27,555

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)

The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year. As of the date of this report, the stock awards to Mr. Hu and Ms. Zhu had been granted, but not yet issued.

(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2013, the primary components of our executive compensation programs were base salary and equity compensation.

Salary

We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. At the end of the year, each executive's performance is evaluated by our Compensation Committee, which takes into account the individual's performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices.

Incentive Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for our named executive officers. We believe that a significant portion of the compensation paid to our named executive officers should be performance-based and therefore at risk. Awards made are granted under the Kandi Technologies Group, Inc. Omnibus Long-Term Incentive Plan (the “Incentive Plan”).

At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the Incentive Plan. As of December 31, 2013, 3,410,163 options have been granted under the Incentive Plan to the Company's employees and directors, of which 2,366,672 have been exercised, and 6,668 have been forfeited.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 for each fiscal year beginning with the 2013 fiscal year under the Company's 2008 Omnibus Long-Term Incentive Plan (the “Plan”) to be delivered upon the Company's determination that the Company's “Non-GAAP Net Income” for the fiscal year increased by 10%. “Non-GAAP Net Income” means the Company's net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2013 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2012 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company at the end of March 2014. If Non-GAAP Net Income in 2013 is less than Non-GAAP Net Income in 2012, then no common stock will be granted. If Non-GAAP Net Income in 2013 increases compared to Non-GAAP Net Income in 2012 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2013 increases compared to Non- GAAP Net Income in 2012 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2013, by those individuals who served as our named executive officers during any part of fiscal year 2013.

	Option Awards					Stock Awards
Equity
Incentive
Plan
			Equity				Market	Awards:	Equity Incentive
			Incentive Plan				Value of	Number of	Plan Awards:
	Number of	Number of	Awards:				Shares or	Unearned	Market or Payout
	Securities	Securities	Number of			Number	Units of	Shares,	Value of
	Underlying	Underlying	Securities			of Shares or	Stock	Units or	Unearned
	Unexercised	Unexercised	Underlying	Option		Units of	That	Other	Shares, Units or
	Options	Options	Unexercised	Exercise	Option	Stock That	Have Not	Rights That	Other Rights That
	(#)	(#)	Unearned	Price	Expiration	Have Not	Vested	Have Not	Have Not Vested
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	($)	Vested (#)	($)
Hu Xiaoming(1)(3)	—	—	—	$—	—	—	—	—

Zhu Xiaoying(2)(3)	—	—	—	$—	—	—	—	—
_____________
(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)

On December 30, 2013, the Compensation Committee and the Board approved the grant of common stock for 119,577 shares of common stock to Mr. Hu and 71,746 to Ms. Zhu. These shares have not yet been issued by the Company.

(4)	The grant date fair value of each share of common stock awarded is $11.95, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers; however, the salary for our named executive officers may be changed at the discretion of our Board of Directors. The employment agreements for Mr. Hu and Ms. Zhu each have a ten (10) year term, ending on June 9, 2014.

Potential Payments Upon Termination or Change of Control

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, as defined in the agreement, then we are obligated to pay the employee one month's salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty pursuant to the employment agreement. If the named executive officer is not terminated for cause, the Company will pay the remaining portion of the executive officer's salary.

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2013 fiscal year to each of our non-executive directors:

					Non-Equity	Nonqualified
	Fees Earned	Stock		Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards		Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)(2)	($) (1)(2)		($)	($)	Earnings	($)	($)
Ni Guangzheng	$3,872	–		–	–	–	–	$3,872

Qian Jingsong	$48,401	571,580	(3)	–	–	–	–	$619,981

Henry Yu	$24,000	31,700		–	–	–	–	$55,700

Jerry Lewin	$24,000	37,017		–	–	–	–	$61,017

Chen Liming	$3,872	–		–	–	–	–	$3,872
_____________
(1)

The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during fiscal year ended December 31, 2013, in accordance with ASC Topic 718. On December 30, 2013, the Compensation Committee and the Board of Directors approved the grant of common stock to certain executive officers and directors of the Company. The stock has been granted, but not yet issued. The grant date fair value of each share of common stock awarded was $11.95.

(2)

In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 2,000 (approximately $323); (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 2,000 (approximately $323).

(3)	As of the date of this report, the stock award listed above for Mr. Qian Jingsong had been approved and granted, but not yet issued.

In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to provide Mr. Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001. Similarly, in July 2011, the Board of Directors authorized the Company to provide Mr. Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001. As of December 31, 2013, 20,000 shares of restricted common stock have been issued to Mr. Lewin and Mr. Yu each.

The aggregate number of stock options and restricted outstanding, as of December 31, 2013, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Qian Jingsong	0	0
Henry Yu	0	20,000
Chen Liming	0	0
Ni Guangzheng	0	0
Jerry Lewin	0	20,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 40,105,321 shares of our Common Stock issued and outstanding on March 11, 2014.

		Amount and Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owner	Ownership		Class
Common Stock	Excelvantage Group Limited(3)	12,000,000	(1)	29.92%
Common Stock	Hu Xiaoming	12,938,077	(2)	32.26%
Common Stock	Zhu Xiaoying	591,746		1.48%
Common Stock	Qian Jingsong	47,831		*
Common Stock	Henry Yu	20,000		*
Common Stock	Jerry Lewin	20,000		*
Common Stock	Ni Guangzheng	-		-
Common Stock	Chen Liming	-		-
All officers and directors		13,617,654		33.95%

* Less than 1%

(1)

On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of common stock in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

(2)

Includes (i) 818,500 shares owned directly by Mr. Hu, (ii) 119,577 shares that will be issued according to the plan award , and (iii) 12,000,000 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. During fiscal year ended December 31, 2013, there were no transactions involving any of our current Directors or executive officers and there were no transactions involving other related persons.

The following table lists the amount due to related parties as of December 31, 2013 and 2012.

	2013	2012
ELIL	$-	$841,251
Total due to related party	$-	$841,251

This amount payable represents certain costs during a share exchange transaction, which were orally agreed to be paid by the former shareholder, Ever Lotts Investment Limited (“ELIL”). The Company's previous auditor determined that the amount should be represented as a payable, because there was no written documentation underlying the oral agreement. However, consistent with our oral agreement, ELIL has never requested payment. The Company recently tried to contact ELIL to put our oral agreement in writing and document the release of the Company's obligation for this payment, but we are unable to reach ELIL. Given the fact that several years have passed since initially recording the payable, combined with the lack of a payment claim by ELIL, we believe that the Company is no longer required to record the amount as a payable because any potential, future claim would be barred by the applicable statute of limitations. Therefore, we wrote off this amount to non-operating income at the end of 2013.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, Albert Wong & Co., and other accounting related service providers for the years ended December 31, 2013 and 2012 respectively.

	2013	2012
Audit Fees	$261,000	$160,000
Audit Related Fees	$-	$20,000
All Other Fees	$9,330	$7,700
TOTAL FEES	$270,330	$187,700

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports. Audit-related fees mainly include the fees associated with the financial instruments and assets evaluation, while all other fees include fees incurred for services performed in connection with filing of tax returns and overhead costs.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1

Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate of Amendment of Certificate of Incorporation. (filed as Exhibit 4.2 to the Company's Form S-3, dated November 19, 2009; File No. 333-163222)

3.3	Certificate of Amendment of Certificate of Incorporation. (filed as Exhibit 3.1 to the Company's Form 8-K, dated December 21, 2012)

3.4	Amended and Restated Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 26, 2013]

4.2	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 21, 2010]

5.1	Legal Opinion of K&L Gates LLP. [Incorporated by reference from Exhibit 5.1 to the Company's Current Report on Form 8-K filed on December 22, 2010]

10.1

Agreement on Business Operations between Zhejiang Kandi Vehicles Co., Ltd. and Zhejiang Yongkang Top Import & Export Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2007]

10.2

Employment Contract, dated June 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2007]

10.3

Employment Contract, dated July 10, 2004, by and between Zhejiang Kandi Vehicles Co., Ltd. and Ms. Zhu Xiaoying. [Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2007]

10.4	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company's Definitive Schedule 14A filed on November 24, 2008]

10.5
Securities Purchase Agreement, dated January 21, 2010, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21,2010]

10.6	Form of Senior Secured Convertible Note. [Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.7	Form of Warrant. [Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.8	Form of Registration Rights Agreement. [Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.9	Form of Pledge Agreement. [Incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.10

Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.11

Placement Agreement, dated January 21, 2010, by and between the Company and FT Global Capital, Inc. [Incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.12

Joint Venture Agreement, dated September 28, 2010, by and among Jinhua Bada Group, Zhejiang Kandi Vehicles Co., Ltd., and Tianneng Power International Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 15, 2010]

10.13

Securities Purchase Agreement, dated December 21, 2010, by and among the Company and certain institutional investors. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010]

10.14

The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.15

The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.16

The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.17

Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Xiaoming Hu. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on May 16, 2011]

10.18

Share Exchange Agreement, dated February 13, 2012, by and among, Kandi Technologies Corp., KO NGA Investment Limited and each of the shareholders of KO NGA Investment Limited. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on May 15, 2012]

10.19

Sales Contract, dated September 29, 2012, by and between, Zhejiang Kandi Vehicles Co., Ltd. and China Aviation Lithium Battery (Hangzhou) Co., Ltd. [ Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2012]

10.20	First Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2013]

10.21

Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013.*. [Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 14, 2013]

10.22

Form of Securities Purchase Agreement, dated June 26, 2013, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26,2013]

10.23	Placement Agent Agreement [Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 26,2013]

10.24	Form of Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2013]

10.25	Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd.and Ever-Bright Securities, dated December 26, 2013.†

10.26	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, bewteen Jinhua Kandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013.†

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 14, 2007]

23.1	Consent of Albert Wong & Co. †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certification s of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†  Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES, GROUP, INC.

March 17, 2014	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	March 17, 2014
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 17, 2014
(Principal Financial Officer and Principal Accounting Officer)

/s/ Chen Liming	Director	March 17, 2014

/s/ Ni Guangzheng	Director	March 17, 2014

/s/ Jerry Lewin	Director	March 17, 2014

/s/ Henry Yu	Director	March 17, 2014

/s/ Qian Jingsong	Director	March 17, 2014