Form 10-Q
period 2014-03-31
Kandi Technologies Group, Inc.
filed 2014-05-12
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

As of May 7, 2014, the registrant had issued and outstanding 40,743,821 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

		Page

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited)– Three Months Ended March 31, 2014 and March 31, 2013

	Condensed Consolidated Statements of Cash Flows (unaudited) –Three Months Ended March 31, 2014 and March 31, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

PART II-- OTHER INFORMATION

Item 6.	Exhibits

i

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$20,498,275	$12,762,369
Restricted cash	-	1,636
Accounts receivable	22,674,057	31,370,862
Inventories (net of provision for slow moving inventory of $349,850 and $352,734 as of March 31, 2014 and December 31, 2013, respectively)	13,646,998	9,187,714
Notes receivable	35,078,977	13,794,094
Other receivables	705,771	556,904
Prepayments and prepaid expenses	461,395	505,513
Due from employees	42,759	34,272
Advances to suppliers	16,470,855	8,867,074
Amount due from JV Company, net	21,625,758	2,917,592
Deferred tax	252,684	13,706

Total Current Assets	131,457,529	80,011,736

LONG-TERM ASSETS

Plant and equipment, net	27,945,044	29,333,516
Land use rights, net	14,246,146	14,453,191
Construction in progress	16,222	16,356
Deferred taxes	-	81,076
Investment in associated company	80,356	96,838
Investment in JV Company	80,399,179	79,331,930
Goodwill	322,591	322,591
Intangible assets	638,972	659,496
Total Long-Term Assets	123,648,510	124,294,994

TOTAL ASSETS	$255,106,039	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$44,089,700	$22,843,143
Other payables and accrued expenses	3,332,258	2,422,613
Short-term bank loans	33,742,132	34,020,281
Customer deposits	135,398	44,404
Notes payable	14,599,961	16,683,023
Income tax payable	542,224	1,362,828
Due to employees	9,645	10,297
Due to related party	-	-
Deferred taxes	21,626	-
Financial derivate - liability	21,332,440	9,256,827
Total Current Liabilities	117,805,384	86,643,416

LONG-TERM LIABILITIES
Deferred tax	1,194,424	1,009,477
Bond payable	12,977,743	13,084,724
Financial derivatives - liability	4,014,614	15,042,994
Total Long-Term Liabilities	18,186,781	29,137,195

TOTAL LIABILITIES	135,992,165	115,780,611

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,721,321 and 37,012,904 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	40,721	37,013
Additional paid-in capital	122,636,097	76,754,774
Retained earnings (the restricted portion is $3,807,551 and $3,807,551 at March 31, 2014 and December 31, 2013, respectively)	(9,967,074)	4,119,086
Accumulated other comprehensive income	6,404,130	7,615,246
TOTAL STOCKHOLDERS’ EQUITY	119,113,874	88,526,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,106,039	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES, NET	$40,171,304	$14,662,521

COST OF GOODS SOLD	(35,310,895)	(11,290,490)

GROSS PROFIT	4,860,409	3,372,031
Research and development	(1,172,257)	(689,665)
Selling and marketing	(71,257)	(89,614)
General and administrative	(6,470,766)	(692,964)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,853,871)	1,899,788
Interest (expense) income, net	(471,180)	(670,208)
Change in fair value of financial instruments	(12,314,171)	990,395
Government grants	-	-
Share of (loss) in associated companies	(15,805)	(14,023)
Share of profit after tax of JV	1,728,356	-
Other income, net	59,580	122,365

(LOSS) INCOME BEFORE INCOME TAXES	(13,867,091)	2,328,317

INCOME TAX EXPENSE	(219,069)	(91,444)

NET (LOSS) INCOME	(14,086,160)	2,236,873

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(1,211,116)	584,915

COMPREHENSIVE INCOME (LOSS)	$(15,297,276)	$2,821,788

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	39,597,785	32,298,832

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	39,597,785	32,539,339

NET (LOSS) INCOME PER SHARE, BASIC	$(0.36)	$0.07

NET (LOSS) INCOME PER SHARE, DILUTED	$(0.36)	$0.07

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,086,160)	$2,236,873
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,386,527	2,109,977
Deferred taxes	44,801	(144,911)
Change of derivative instrument’s fair value	12,314,171	(990,395)
Loss in investment in associated company	15,805	14,023
Share of (profit) after tax of JV	(1,728,356)	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	8,501,760	(4,440,829)
Inventories	(4,567,411)	(2,901,362)
Other receivables and prepaid expenses	(154,488)	(88,166)
Due from employees	(9,402)	(2,418)
Prepayments and prepaid expenses	(7,691,861)	2,717,021
Amount due from JV	(18,868,380)	-

Increase (Decrease) In:
Accounts payable	21,589,347	1,990,665
Other payables and accrued liabilities	930,528	(85,177)
Customer deposits	92,022	(268,344)
Income tax payable	(815,354)	(425,109)
Net cash (used in) provided by operating activities	$(3,046,451)	$(278,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(119,476)	(8,698)
Issuance of notes receivable	(21,553,430)	(1,940,690)
Deposit for acquisition	-	(14,103,172)
Net cash provided by (used in) investing activities	$(21,672,906)	$(16,052,560)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$1,634	$7,954,409
Proceeds from short-term bank loans	817,013	12,727,059
Repayments of short-term bank loans	(817,013)	(12,727,059)
Repayments of notes payable	(1,960,832)	(3,181,765)
Common stock and warrants issued	11,067,734	-
Warrant exercise	20,484,279	3,244,318
Option exercise & other financing	3,066,081	38,100
Net cash provided by financing activities	32,658,896	8,055,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,939,539	(8,275,650)
Effect of exchange rate changes on cash	(203,633)	128,242
Cash and cash equivalents at beginning of period	12,762,369	12,135,096
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,498,275	$3,987,688

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,034,422	$516,554
Interest paid	$580,044	$553,089

SUPPLEMENTAL NON-CASH DISCLOSURE: During the three months ended March 31, 2014 and 2013, $0 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. Kandi Technologies changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007. On December 21, 2012, Kandi Technologies changed its name to Kandi Technologies Group, Inc. As used herein, the term the “Company” means Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China’s leading producers and manufacturers of electrical vehicles, all-terrain vehicles, go-karts, specialized utility vehicles and a variety of other specialty vehicles for sale in the People’s Republic of China (the “PRC”) and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% interest.

Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd.(“Yongkang Scrou”), a manufacturer of automobile and electric vehicle parts.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Maple”), a 99%-owned subsidiary of Geely

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electrical vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Maple has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing is engaged in the production of EVs. In fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Changxing.

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi Wanning because by contract it is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Kandi New Energy.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Maple pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai.

In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EVs, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles. As part of its strategic objective to become a leader in electric vehicles manufacturing and related services, the Company has increased its focus on fuel efficient, pure EVs with a particular emphasis on expanding its market share in China.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – LIQUIDITY

As of March 31, 2014, the Company’s working capital surplus was $13,652,145.

As of March 31, 2014, the amount of advances to suppliers was $16,470,855, which included the advance of a RMB 97 million ($15,735,514) prepayment by Kandi Wanning to equipment supplier - Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangton”) for an equipment purchase. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to off-set the equipment purchase price upon delivery.

As of March 31, 2014, the Company had credit lines from commercial banks of $53,208,747, of which $33,742,132 was used as of March 31, 2014.

The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months, if needed. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

The Company has historically financed its operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for an additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and that short-term bank loans will be available on normal trade terms if needed.

On March 24, 2014, the Company raised approximately $11.05 million from the sale to two institutional investors of an aggregate of 606,000 shares of its common stock at a price of $18.24 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 90,900 shares of common stock at an exercise price of $22.80 per share, which warrants have a term of 18 months from the date of issuance.

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

The financial information included herein for the three-month periods ended March 31, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development Limited. (“Continental”) (a wholly-owned subsidiary of the Company)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)

(iii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)

(iv)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles)

(v)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)

(vi)	Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of the JV Company)

(vii)	Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) (a 50% owned subsidiary of Kandi Vehicles)

(viii)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles)

(ix)	Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) (a 19% owned subsidiary of the JV Company).

(x)	Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) (a wholly-owned subsidiary of the JV Company)

(xi)	Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) (a wholly-owned subsidiary of the JV Company)

(xii)	Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) (a wholly-owned subsidiary of the JV Company)

(xiii)	Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) (a wholly-owned subsidiary of the JV Company)

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risks

The Company’s operations are conducted in the PRC. As a result, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. In addition, the Company’s earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is the Company’s functional currency. Accordingly, the Company’s operating results are affected by changes in the exchange rate between the U.S. dollar and the RMB.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2014, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value		Significant
	Measurements	Active Markets	Other	Significant
	at Reporting	for Identical	Observable	Unobservable
	Date Using	Assets	Inputs	Inputs
Quoted Prices
in Carrying
value as of
March 31,
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20,498,275	$20,498,275	-	-
Warrants	25,347,054	-	-	25,347,054

Cash and cash equivalents consist primarily of highly-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 section (t).

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of March 31, 2014 and December 31, 2013, represented time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of March 31, 2014, the Company’ s restricted cash was $0.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of March 31, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of March 31, 2014 and December 31, 2013, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

(f) Note receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company will provide an accrual for the related foreclosure expenses and related litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of March 31, 2014, prepayments included advances to raw material suppliers, mold manufacturers, and suppliers of equipment. The Company intends to pay, as a prepaid expense, certain other expenses, such as water and electricity fees.

Advances for raw materials purchases typically are settled within two months by the Company’s receipt of raw materials.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

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

(i) Construction in Progress

Construction in progress represents the direct costs of construction, the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(j) Land Use Rights

According to Chinese laws, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the term of fifty years.

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

(l) Revenue Recognition

Revenue represents the invoiced value of goods sold. Revenue is recognized when the Company ships the goods to its customers and all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  The seller’s price to the buyer is fixed or determinable; and
  Collectability is reasonably assured.

When the products are transferred to the other party while the risks are transferred to it, and at that time the Company recognizes revenue.

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $1,172,257 and $689,665 for the three months ended March 31, 2014 and 2013, respectively.

(n) Government Grant

Grants received from the PRC Government to fund a portion of the Company’s technical research and development efforts are recognized when the proceeds are received or collectible.

During the three months ended March 31, 2014 and 2013, the Company did not receive any grants from the PRC government.

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the website: http://www.oanda.com

	March 31,	December 31,	March 31,
	2014	2013	2013
Period end RMB : USD exchange rate	6.1644	6.1140	6.2816
Average RMB : USD exchange rate	6.1199	6.1982	6.2858

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(r) Segments

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”), the Company’s chief operating decision makers rely upon consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. As a result of the assessment made by the chief operating decision makers, the Company has only one single operating segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

(s) Stock Option Cost

The Company’s stock option cost is recorded in accordance with ASC 718 and ASC 505.

The fair value of stock options is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and there were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock-based option expense for the period ended March 31, 2014 was $0. See Note 18.

(t) Warrant Cost

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

The fair value of equity-based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(u) Goodwill

The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. At March 31, 2014, the Company determined that goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of March 31, 2014.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:-The private company lessee and the lessor are under common control;-The private company lessee has a leasing arrangement with the lessor;-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended March 31, 2014, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended March 31,	Ended March 31,		December 31,
Major Customers	2014	2013	March 31, 2014	2013
Kandi Electric Vehicles (Changxing) Co., Ltd.	43%	-	-	-
Shanghai Huapu Auto Co., Ltd	19%	-	22%	52%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	17%	-	-	-

(b) Suppliers

For the three-month periods ended March 31, 2014, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended March 31,	Ended March 31,		December 31,
Major Suppliers	2014	2013	March 31, 2014	2013
Zhejiang Wanxiang Yineng Power Battery Co., Ltd	18%	-	18%	3%
Zhongju (Tianjin) New Energy Investment Co., Ltd.	15%	-	13%	-
Zhejiang Mengdeli Electric Co., Ltd.	14%	49%	-	13%
Shandong Henyuan New Energy Tech Co., Ltd.	14%	-	12%	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 –INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended March 31, 2014 and 2013, the number of potentially dilutive common shares was 0 and 240,507, respectively.

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended March 31,	2014	2013
Net (loss) income	$(14,086,160)	$2,236,873
Weighted – average shares of common stock outstanding
Basic	39,597,785	32,298,832
Dilutive shares	-	240,507
Diluted	39,597,785	32,539,339
Basic (loss) income per share	$(0.36)	$0.07
Diluted (loss) income per share	$(0.36)	$0.07

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2014
	(Unaudited)	December 31, 2013
Raw material	$7,150,481	$2,646,041
Work-in-progress	5,458,551	5,065,126
Finished goods	1,387,816	1,829,281
	13,996,848	9,540,448
Less: reserve for slow moving
inventories	(349,850)	(352,734)
Inventories, net	$13,646,998	$9,187,714

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2014	December 31,
	(Unaudited)	2013
Notes receivable from unrelated companies:
Due September 30, 2014, interest at 9.6% per annum [1]	$27,193,957	$13,794,094
Due September 30, 2014, interest at 7.2% per annum [2]	6,262,802	-
Due September 30, 2014, interest at 36.0% per annum [3]	1,622,218	-
	35,078,977	13,794,094

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$35,078,977	$13,794,094

Details of Notes receivable from unrelated parties as of December 31, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	13,794,094	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

Details of Notes receivable from unrelated parties as of March 31, 2014

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	27,193,957	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

2	6,262,802	Kandi Investment Group Co., Ltd	No relationship beyond loan	Receive interest income	Not due

3	1,622,218	Zhejiang ZanGao Investment Management Co., Ltd	No relationship beyond loan	Receive interest income	Not due

NOTE 12 – LAND USE RIGHTS

Land use rights consisted of the following:

	March 31, 2014
	(Unaudited)	December 31, 2013
Cost of land use rights	$16,090,568	$16,223,208
Less: Accumulated amortization	(1,844,422)	(1,770,017)
Land use rights, net	$14,246,146	$14,453,191

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2014 and December 31, 2013, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,839,526 and $9,983,647, respectively. Also see Note 14.

The amortization expense for the three months ended March 31, 2014 and 2013 was $89,523 and $87,160, respectively.

Amortization expense for the next five years and thereafter is as follows:

2014 (nine months)	$268,570
2015	358,093
2016	358,093
2017	358,093
2018	358,093
Thereafter	12,545,204
Total	$14,246,146

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	March 31, 2014
	(Unaudited)	December 31, 2013
At cost:
Buildings	$14,467,322	$14,514,873
Machinery and equipment	10,719,013	10,771,899
Office equipment	258,379	251,690
Motor vehicles	286,559	288,004
Moulds	33,952,746	34,230,014
	59,684,019	60,056,480
Less : Accumulated depreciation
Buildings	$(3,107,795)	$(3,010,451)
Machinery and equipment	(10,226,031)	(10,278,409)
Office equipment	(201,897)	(196,303)
Motor vehicles	(234,080)	(228,442)
Moulds	(17,611,346)	(16,648,583)
	(31,381,149)	(30,362,188)
Less: provision for impairment for
fixed assets	(357,826)	(360,776)
Plant and equipment, net	$27,945,044	$29,333,516

As of March 31, 2014 and December 31, 2013, the net book value of plant and equipment pledged as collateral for bank loans was $11,153,071 and $11,292,649, respectively.

Depreciation expense for three months ended March 31, 2014 and 2013 was $1,276,480 and $2,002,293, respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,
	2014	December 31,
	(Unaudited)	2013
Loans from Jinhua Bank
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	$1,622,217	$1,635,590
Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	811,109	817,795
Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo and Mr. Lv Qingjiang, and secured by the assets of the Company. Also see Note 12 and Note 13	3,244,436	3,271,181

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 0.927% per month, due January 31, 2015, guaranteed by Yongkang Sanli Metal Co., Ltd.	811,109	817,795

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	12,653,300	12,757,606

Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.60% per annum, due September 4, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming. Also see Note 12 and Note 13.	6,488,871	6,542,362

Loans from Bank of Shanghai

Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,866,654	4,906,771

Loans from China Ever-growing Bank
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company.	3,244,436	3,271,181
Total	$33,742,132	$34,020,281

Interest expense for the three month ended March 31, 2014 and 2013 was $578,647, and $552,930, respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2014, the aggregate amount of short-term loans that was guaranteed by various third parties was $27,253,260.

       -        $15,897,736 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

       -        $8,111,090 was guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loan of $4,866,654 was guaranteed by the Company. Also see Note 23. $3,244,436 of the $8,111,090 was guaranteed by Lv Qingjiang and Lv Qingbo, two major shareholders of Zhejiang Kangli Metal Manufacturing Company. Also see Note 23.

       -        $3,244,436 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,866,654 was guaranteed by the Company. Also see Note 23.

       -        $17,519,954 was guaranteed by Nanlong Group Co., Ltd., whose bank loans of $9,733,307 was also guaranteed by the Company. Also see Note 23.

       -        $811,109 was guaranteed by Yonnkang Sanli Metal Co., Ltd.

It is a common business practice among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company needs to deposit restricted cash in banks to back up the bank note payable, while the restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	March 31,2014	December 31,
	(Unaudited)	2013
Bank acceptance notes:
Due March 18, 2014	$-	$1,962,709
Due May 19, 2014	8,111,089	8,177,952
Due May 21, 2014	6,488,872	6,542,362
Subtotal	$14,599,961	$16,683,023

Notes payable to unrelated companies:
	$-	$-
Subtotal	$-	$-

Total	$14,599,961	$16,683,023

All of the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as a commission on each transaction. Bank charges for notes payable were $0 for the three months ended March 31, 2014.

No restricted cash was held as collateral for the notes payable as of March 31, 2014.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date
December 27, 2016	$12,977,743	11.5%	December 27	December 27

Total face value	$12,977,743

On December 27, 2013, the Company issued the bond in the aggregate principal amount of RMB 80,000,000 to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The maturity of this bond is 3 years, and the material terms of this bond are similar to the terms of the bond issued in 2012 and repaid in August 2013, except that the interest rate is reduced to 11.5% . Bond interest is payable on December 27 in each of 2014, 2015 and 2016.

NOTE 17 – TAX

(a) Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of the PRC, the applicable CIT rate is 25%. However, Kandi Vehicle is qualified as a high technology company in the PRC and is entitled to pay a reduced income tax rate of 15%.

Kandi New Energy is a subsidiary of the Company and its applicable CIT rate is 25%.

Yongkang Scrou is a subsidiary of the Company and its applicable CIT rate was 25%.

Kandi Wanning is a subsidiary of the Company and its applicable CIT rate is 25%.

The Company has a 50% ownership interest in the JV Company and the JV Company’s applicable CIT rate is 25%.

Kandi Changxing is a subsidiary of the JV Company and its applicable CIT rate is 25%.

Service Company is a 19% investment of the JV Company and its applicable CIT rate is 25%.

Kandi Jinhua is a subsidiary of the JV Company and its applicable CIT rate is 25%.

JiHeKang is a subsidiary of the JV Company and its applicable CIT rate is 25%.

Kandi Shanghai is a subsidiary of the JV Company and its applicable CIT rate is 25%.

Kandi Jiangsu is a subsidiary of the JV Company and its applicable CIT rate is 25%.

The Company qualifies as a high technology company in the PRC and is entitled to pay CIT at the reduced rate of 15%. However, as the tax policy in the PRC does not allow double tax benefits, the Company’s high technology tax benefit of 10% must be reduced by the research and development tax benefits to which the Company also is entitled, which amount to 25% of an amount equal to 50% of allowable research and development expenses. For the three months ended March 31, 2014, the Company’s CIT before reduction for the Company’s high technology tax benefit was $240,434, or 25% of the Company’s $961,736 of taxable income for such period reduced to $377,040 after giving effect to the Company’s research and development tax credit of $146,174 (25% of 50% of $1,169,395 allowable research and development expenses) for such period. To comply with the PRC policy prohibiting double tax benefits, the Company’s high technology tax benefit for the three months ended March 31, 2014 was reduced from $96,174, or 10% of the Company’s $961,736 of taxable income for such period, to $37,704, or 3.92% of such taxable income. As a result, the Company’s effective income tax rate for the three months ended March 31, 2014 was 5.88% after the research and development credit and high technology tax reduction.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which will be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopted U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) created a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported in the Company’s Annual Report on Form 10-K.

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

As of March 31, 2014, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and to states in which the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company had net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2014, the Company was not aware of any pending income tax examinations by the PRC tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2013 due to the net operating loss carry forward in the United States.

Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 is summarized as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2014	2013
Current:
Provision for CIT	$108,101	$91,444
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense (benefit)	$108,101	$91,444

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2014 and 2013 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2014	2013
Computed “expected” expense	$(3,776,682)	$204,940
Favorable tax rate	(183,878)	(124,314)
Permanent differences	(79,804)	10,803
Valuation allowance	4,148,465	15
Income tax expense (benefit)	$108,101	$91,444

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31,
	(Unaudited)	2013
Current portion:
Deferred tax assets (liabilities):
Expense	$(21,626)	$47,224
Subtotal	(21,626)	47,224

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	147,302	(33,518)
Other	105,382
Subtotal	252,684	(33,518)

Total deferred tax assets (liabilities) – current portion	231,058	13,706

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(1,788)	81,076
Loss carried forward	4,148,465	3,992,906
Valuation allowance	(4,148,465)	(3,992,906)
Subtotal	(1,788)	81,076

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,192,636)	(1,009,477)
Subtotal	(1,192,636)	(1,009,477)

Total deferred tax assets – non-current portion	(1,194,424)	(928,401)

Net deferred tax assets (liabilities)	$(963,366)	$(914,695)

(b) Tax Benefit (Holiday) Effect

For the three months ended March 31, 2014 and 2013, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the three months ended March 31, 2014 and 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2014	2013
Tax benefit (holiday) credit	$183,878	$124,314
Basic net income per share effect	$0.005	$0.004

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 2,600,000 shares of common stock at an exercise price of $.80 per share to ten of the Company’s employees and directors. The stock options vested ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of March 31, 2014, options for 2,366,672 shares had been exercised and options for 6,668 shares had been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li are to provide to the Company business development services in China in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, options to purchase 250,000 shares vested and became exercisable on March 6, 2010, and options to purchase 100,000 shares vested and became exercisable on June 6, 2010. The options will expire after ten years. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan.

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding as of January 1, 2014	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2014	326,660	1.01

The following table summarizes information about stock options outstanding as of March 31, 2014:

Options Outstanding			Options Exercisable
		Remaining
Number of	Exercise	Contractual life	Number of	Exercise
Shares	Price	(in years)	Shares	Price
226,660	$ 0.80	5	226,660	$ 0.80
100,000	1.50	5.5	100,000	1.50

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value per share of the 2,600,000 options issued to the employees and directors in February 2009 is $0.7934 per share. The fair value per share of the unexercised 100,000 options issued to Wang Rui and Li Qiwen, which became exercisable on June 6, 2010, is $3.44.

(b) Warrants and Convertible Notes

On September 21, 2009, the Company executed an agreement with a third-party consultant, whereby the consultant was to provide management consulting and advisory services for a period of 12 months, beginning on September 22, 2009 and ending on September 22, 2010. As compensation for the services provided, the Company issued 200,000 warrants to purchase the Company’s common stock, with 100,000 of these warrants issued at an exercise price of $2.00 per share and 100,000 of these warrants issued at an exercise price of $2.50 per share. All of the warrants have a five year contractual term and were granted on October 22, 2009. The warrants vested in full and became exercisable on January 21, 2010, upon the closing of an initial round of financing. As of August 10, 2012, the consultant had cashless exercised all the 200,000 warrants.

Under a Securities Purchase Agreement, dated as of January 21, 2010 (the “2010 Securities Purchase Agreement”), by and among the Company and certain investors, the Company issued a total of $10 million aggregate principal amount of senior secured convertible notes (the “Convertible Notes”) and warrants exercisable for an aggregate of 800,000 shares of the Company’s common stock (the “Investor Warrants”), for gross proceeds of $10 million. The Convertible Notes, which accrue interest at a rate of 6% per annum, will mature in two years following the closing date of the offering and are initially convertible, at the option of the holders, into shares of common stock at $6.25 per share. As of January 21, 2010, the Convertible Notes were convertible into 1,600,000 shares of common stock at the price of $6.25 per share. The Investor Warrants, which are exercisable for a period of three years following the closing date, were initially exercisable upon entering into the 2010 Securities Purchase Agreement at an exercise price of $6.5625 per share. Included in the associated issuance costs is the fair value of 80,000 warrants issued to a placement agent. These warrants have the same terms and conditions as the Investor Warrants issued to the investors.

Pursuant to the terms of the Convertible Notes and the Investor Warrants, on May 18, 2010, the conversion price of the Convertible Notes was adjusted to $3.5924 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $4.3907 per share. On August 19, 2010, the conversion price of the Convertible Notes was adjusted to $3.1146 per share and the exercise price of the Investor Warrants and warrants issued to the placement agent was adjusted to $3.8067 per share. As a result, the number of Investor Warrants and warrants issued to the placement agent were adjusted to 1,379,148 and 137,915 respectively. As of January 12, 2012, the investors had converted all $10,000,000 principal amount and $159,522 of accrued interest of the Convertible Notes into an aggregate of 3,121,121 shares of Common Stock.

As of January 22, 2013, 1,162,073 Investor Warrants and 124,123 warrants issued to the placement agent had been exercised. The remaining 217,075 Investor Warrants and 13,792 warrants issued to the placement agent were forfeited.

On December 21, 2010, the Company sold to certain institutional investors 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (the “Second Round Warrants”). The Second Round Warrants became exercisable immediately following the closing date of the offering and initially were exercisable for three years thereafter at an exercise price of $6.30 per share. The exercise price of the Second Round Warrants was adjusted to $5.40 on September 9, 2013 as a result of the registered direct offering that closed on July 1, 2013. On December 12, 2013, the expiration date of the Second Round Warrants was extended to June 30, 2014. As of March 31, 2014, the fair value of the Second Round Warrants was $11.00 per share, and 847,276 of the Second Round Warrants had been exercised.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 26, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013 pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of March 31, 2014 all the Third Round Warrants had been exercised on a cash basis, and the Third Round Placement Agent ’Warrants had a fair value of $10.83 per share.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “Fourth Round Warrants”) for a total purchase price of approximately $14,294. The Fourth Round Warrants were immediately exercisable and will expire on January 30, 2015. As of March 31, 2014, the fair value of the Fourth Round Warrants was $12.12.

On March 19, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers (the “4th round investors”) pursuant to which the Company sold to the 4th round investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the 4th round investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share. The Fifth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. As of March 31, 2014, the fair value of the Fifth Round Warrants was $9.20.

NOTE 19 – STOCK AWARD

In connection with his appointment to the Board of Directors, and as compensation for serving, the Board of Directors has authorized the issuance by the Company to Mr. Henry Yu of 5,000 shares of Company’s restricted common stock every six months from July 2011.

As compensation for his services, the Board of Directors has authorized the issuance by the Company to Mr. Jerry Lewin of 5,000 shares of Company’s restricted common stock every six months, from August 2011.

As compensation for her services, the Board of Directors authorized the issuance by the Company to Ms. Kewa Luo of 5,000 shares of Company’s common stock every six months, beginning in September 2013.

As compensation for her services, the Board of Directors authorized the issuance by the Company to Mr. Wei Chen of 2,500 shares of Company’s common stock every three months, beginning in January 2014.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of stock awards based on service is determined based on closing price of the common stock on the date the shares are granted. The compensation cost for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s determination that the Company’s “Non-GAAP Net Income” for the fiscal year increased by 10% comparing to that of the prior year’s. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock will be granted. If Non-GAAP Net Income in 2014 increases compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2014 increases compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased. Any such increase in the grant will be subject to the total number of shares available under the Plan, and the Company’s Board of Directors and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up.

The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 would be 1,018,839 shares according to the estimation of Non-GAAP Net Income of the whole year of 2014 based on the Non-GAAP Net Income of the first quarter of 2014. The compensation expense is recognized in General and Administrative Expenses.

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful
	life as of March	March 31, 2014
	31, 2014	(Unaudited)	December 31, 2013
Gross carrying amount:
Trade name	7.75 years	$492,235	492,235
Customer relations	7.75 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(97,263)	(84,576)
Customer relations		(60,086)	(52,249)
		(157,349)	(136,825)
Intangible assets, net		$638,972	659,496

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income was $20,524 and $20,524 for the three months ended March 31, 2014 and 2013, respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense for the next five years and thereafter is as follows:

2014 (nine months)	$61,571
2015	82,095
2016	82,095
2017	82,095
2018	82,095
Thereafter	249,021
Total	$638,972

NOTE 21 –SUMMARIZED INFORMATION OF INVESTMENT IN THE JV COMPANY

The Company’s investment in the JV Company, which was organized in March 2013, is accounted for using the equity method of accounting. As of March 31, 2014, the JV Company had consolidated the following: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu, and 19% interest in the Service Company.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended March 31,
	2014	2013
Condensed income statement information:
Net sales	$34,860,044	$-
Gross income (loss)	4,287,928	-
Net income (loss)	1,656,824	-
Company’s equity in net income of JV	828,412	-

	March 31, 2014	December 31, 2013
Condensed balance sheet information:
Current assets	$93,135,402	$108,139,053
Noncurrent assets	160,094,993	146,130,466
Total assets	$253,230,395	$254,269,519
Current liabilities	92,401,059	93,772,816
Noncurrent liabilities	-	-
Equity	160,829,336	160,496,703
Total liabilities and equity	$253,230,395	$254,269,519

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s investment in JV Company for the three months ended March 31, 2014 and 2013 are as follows:

Condensed income statement information:	Three Months Ended March 31,
	2014	2013
Investment in JV Company, beginning of the period,	$79,331,930	$-
Income (loss) from equity investment	828,412	-
Intercompany transaction unrealized gain effects	899,943	-
Exchange difference	(661,106)	-
Investment in JV Company, end of the period	$80,399,179	$-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize the effects of transactions, including sales and purchases with the JV Company:

	Three Months Ended March 31,
	2014	2013
Sales to Kandi Changxing.	$17,226,293	$-
Sales to Kandi Shanghai.	6,901,779	-
Sales to Service Company	594,210	-

Purchase from Kandi Changxing	45,422
Purchase from Service Company	1,509,304	-

As of March 31, 2014 and December 31, 2013, significant balances with the JV Company were as follows:

	March 31,	December 31,
	2014	2013
Due from the JV Company	$4,087,989	$4,121,688
Due from Kandi Changxing	14,459,553	1,576,408
Due from Kandi Shanghai	6,985,818	-

Due (to) Kandi Jinhua	(3,001,103)	(2,780,504)
Due (to) the Service Company	(906,499)	-
	$21,625,758	$2,917,592

The amounts due from the JV Company as of March 31, 2014 and December 31, 2013 were not collateralized, were interest-free and had normal business payment terms.

NOTE 22 –ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,
	2014	December 31,
	(Unaudited)	2013
Accounts receivable	$22,674,057	$31,370,862
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$22,674,057	$31,370,862

During the three months ended March 31, 2014 and 2013, the Company sold products to Kandi USA Inc, a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $559,019 and $1,184,180, respectively. As of March 31, 2014 and December 31, 2013, outstanding receivables due from Eliteway was $2,039,176 and $ 2,800,958, respectively.

Mr. Hu Wangyuan is the sole shareholder and officer of Eliteway, which serves as a U.S. importer of the Company’s products. Mr. Hu Wangyuan is the adult son of the Company’s chairman and Chief Executive Officer, Mr. Hu Xiaoming. As of and for the three months ended March 31, 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm’slength without preferential terms compared with other customers that placed orders comparable in size or volume.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and Pledged collateral for third party bank loans

As of March 31, 2014, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,866,654
Zhejiang Shuguang industrial Co., Ltd.	4,866,654
Nanlong Group Co., Ltd.	9,733,307
Total	$19,466,615

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,866,654 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

On March 4, 2014, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,866,654 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,244,436 and $6,488,871, respectively, by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014, respectively. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contracts if NGCL fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party’s bank loans

As of March 31, 2014, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31
		2014	2013
				Long Lived
	Sales Revenue	Long Lived Assets	Sales Revenue	Assets
North America	$569,218	-	$1,628,080	-
Europe and other region	526,602	-	410,717	-
China
	39,075,484	123,648,510	12,623,724	49,449,558
Total	$40,171,304	123,648,510	$14,662,521	49,449,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

This section should be read together with the Summary of Significant Accounting Policies in the attached condensed consolidated financial statements included in this report.

Policy affecting options and warrants

Our stock option cost is recorded in accordance with ASC 718 and ASC 505. The fair value of stock options is estimated using the Black-Scholes-Merton model. Our expected volatility assumption is based on the historical volatility of ’our common stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognition is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Our warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815. The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives classified as liabilities on the balance sheet, are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

The fair value of equity-based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes-Merton model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of our accounts receivable and inventories.

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2014 and December 31, 2013, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

Although we believe that there is little likelihood that actual results will differ materially from current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, we could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

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

The revenue recognition policies for our legacy products, including ATVs, go-karts and EVs, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

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

For the EV products that we sell in China, there is a three year or 50,000 kilometer manufacturer warranty. This warranty affects us through our participation and investment in the JV Company, which manufactures the EVs.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Three			For Three
	Months Ended	% Of		Months Ended	% Of		Change In	Change
	March 31, 2014	Revenue		March 31, 2013	Revenue		Amount	In %

REVENUES, NET	$40,171,304	100%		$14,662,521	100%		$25,508,783	174.0%
COST OF GOODS SOLD	(35,310,895)	(87.9%	)	(11,290,490)	(77.0%	)	(24,020,405)	212.7%
GROSS PROFIT	4,860,409	12.1%		3,372,031	23.0%		1,488,378	44.1%
Research and development	(1,172,257)	(2.9%	)	(689,665)	(4.7%	)	(482,592)	70.0%
Selling and distribution expenses	(71,257)	(0.2%	)	(89,614)	(0.6%	)	18,357	(20.5%	)
General and administrative expenses	(6,470,766)	(16.1%	)	(692,964)	(4.7%	)	(5,777,802)	833.8%
(LOSS) INCOME FROM OPERATIONS	(2,853,871)	(7.1%	)	1,899,788	13.0%		(4,753,659)	(250.2%	)
Interest (expense) income, net	(471,180)	(1.2%	)	(670,208)	(4.6%	)	199,028	(29.7%	)
Change in fair value of financial instruments	(12,314,171)	(30.7%	)	990,395	6.8%		(13,304,566)	(1,343.4%	)
Government grants	-	-		-	0%		-	-
Share of (loss) invested in associated company	(15,805)	(0.0%	)	(14,023)	(0.1%	)	(1,782)	12.7%
Share of profit after tax of JV	1,728,356	4.3%		-	-		1,728,356	100.0%
Other income, net	59,580	0.1%		122,365	0.8%		(62,785)	(51.3%	)
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(13,867,091)	(34.5%	)	2,328,317	15.9%		(16,195,408)	(695.6%	)

INCOME TAX (EXPENSE)	(219,069)	(0.5%	)	(91,444)	(0.6%	)	(127,625)	139.6%

NET (LOSS) INCOME	(14,086,160)	(35.1%	)	2,236,873	15.3%		(16,323,033)	(729.7%	)

(a) Revenue

For the three months ended March 31, 2014, our revenue increased by 174.0% as compared to the three months ended March 31, 2013 from $14,662,521 to $40,171,304.

The following table lists the number of vehicles sold, categorized by vehicle types, within the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Unit	Sales	Unit	Sales
EV parts	18,153	$25,014,066	-	-
EV products	620	8,368,088	302	$1,727,034
Go-Kart	3,836	3,392,649	9,911	8,523,394
ATV	5,229	3,337,550	4,934	2,549,510
Auto generator	1,664	57,933	19,339	633,936
Three wheeled motorcycle	2	1,018	98	67,663
Utility vehicles (“UTVs”)	-	-	240	578,673
Refitted car	-	-	22	582,311
Total
	29,504	$40,171,304	34,846	$14,662,521

EV Parts

During the three months ended March 31, 2014, our revenues from the sale of EV parts was $25,014,066. We started this business in the first quarter of 2014, and our business has consisted primarily of the sale of battery packs and related parts.

EV Products

During the three months ended March 31, 2014, our revenues from the sale of EV products increased by $6,641,054, or 384.5%, as a result of a 105.3% increase in unit sales and a 136.0% increase in the average unit price compared to the same period of last year. The significant increase was mainly attributable to the newly-added EV model –Kandi Brand SMA7000BEV, a five-door and five-seat vehicle, and SMA7001BEV, an improved model of electric vehicle, both of which are sold at a significantly higher prices. The increased unit sales were driven by sales to Hangzhou Public EV Sharing System (the “Carshare” Project).

Go-Karts

During the three months ended March 31, 2014, our revenues from the sale of go-karts declined by $5,130,746, or 60.2%, as a result of a 61.3% decrease in unit sales that was partially offset by a 2.8% increase in the average unit price, in each case compared to the same period of last year. The decrease in go-Kart Sales was primarily due to the significant increase in our EV parts business in the first quarter of 2014, which was the focus of much of management’s attention.

ATV

During the three months ended March 31, 2014, we increased our revenues from the sale of ATVs by $788,040, or 30.9%, as a result of a 6.0% increase in unit sales and a 23.5% increase in the average unit price compared to the same period of 2013. The increase in revenue was primarily attributable to the market condition for ATV products, which continued to recover, and to the increase in the average unit price resulting from a higher percentage of high-end and middle-end products sold in this reporting period.

Auto Generators

During the three months ended March 31, 2014, our auto generators experienced a decrease in revenue of $576,003, or 90.9%, as a result of a 91.4% decrease in unit sales that was partially offset by a 6.2% increase in the average unit price compared to the same period of last year. The decrease in revenue was due to the adjustment in Yongkang Scrou’s product offering from a limited offering of auto alternators to a an offering of wider range of products, such as automobile motors, air-conditioning systems and controllers for electric vehicles. In addition to the 1,664 units of auto alternators, during the first three months ended March 31, 2014, Yongkang Scrou also sold 2,556 automobile motors, 2,800 air-conditioning systems, 2,270 EV controllers, and 2,120 sets of accelerator pedals, and recorded revenues of $3,228,327. Yongkang Scrou provides these products for use with our vehicles and JV Company’s EVs. Sales of these products to our affiliates are categorized as inter-company transactions and have been eliminated in consolidation.

Motorcycles

During the three months ended March 31, 2014, our revenues from the sale of three-wheeled motorcycles declined by $66,645, or 98.5%, as a result of a 98.0% decrease in unit sales and a 26.3% decrease in the average unit price compared to the same period of last year. The decrease was primarily because we adjusted our product offering and focused our efforts on increasing EV revenues in the China market.

UTV

During the three months ended March 31, 2014, our utility vehicles (“UTVs”) revenue was nil. This is mainly because we adjusted our product offering and focused our efforts on increasing our EV revenues in the China market. We plan to decrease or stop manufacturing UTV products.

Refitted Car

During the three months ended March 31, 2014, we did not record any revenue from this business as we decided to discontinue this business during the third quarter of 2013 and to focus our efforts on increasing our revenues from the sale of EVs in the China market.

The following table shows the breakdown of our revenues from our customers by geographical markets based on the location of the customer during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Sales	Percentage	Sales	Percentage
North America	$569,218	2%	$1,628,080	11%
China	39,075,484	97%	12,623,724	86%
Europe & other region	526,602	1%	410,717	3%
Total	$40,171,304	100%	$14,662,521	100%

(b) Cost of goods sold

Cost of goods sold during the three months ended March 31, 2014 was $35,310,895, representing a 212.7% increase from $11,290,490 in the corresponding period of 2013. This increase was primarily due to the increase in our sales. However, our sales increased by a lower percentage than our related costs. Our sales had a 174.0% increase in the first three months of 2014 compared to the same period of 2013; whereas our cost of goods sold increased by 212.7% in the first three months of 2014 compared to the same period of 2013. The principal reason that the percentage increase in our cost of goods sold is 38.7% higher than the percentage increase of our revenues in the same period of time is because $22,856,643 of revenue generated by our EV parts business related to products that were purchased and resold by us from third-party manufacturers with only a small mark-up over our purchase price (corresponding cost of goods sold was $22,252,987) without our accrual of labor or overhead costs. Excluding the effects caused by these transactions, the percentage increase in cost of goods sold was $2.43% less than the percentage increase of our revenue in the same period.

During the three months ended March 31, 2014, excluding the transactions mentioned above, our cost of raw materials was kept steady as the same period of last year. The percentage increase in our cost of raw materials was only 0.45% higher than the percentage increase of our revenues in the same period of time.

Excluding the transactions mentioned above, total wages and salaries only changed slightly in the three months ended March 31, 2014, had a relatively slower increase of 0.16% compared to the sale increase in the same period of time because the worker efficiency increase a little.

Excluding the transactions mentioned above, our other overhead costs in the three months ended March 31, 2014 had a relatively slower increase of 2.73% compared to the sales increase in the same period of time, because some low value consumption goods, such as tools, which were acquired in previous years were still being used in the three months ended March 31, 2014. The wear and tear costs for tools in the workshops booked in accounting increased in a slower pace compared to the pace of increase of our sale.

(c) Gross profit

Gross profit for the first quarter of 2014 increased 44.1% to $4,860,409, compared to $3,372,031 for the same period last year. This was attributable to our increase in revenue. However, our gross margin in the first quarter of 2014 decreased to 12.1% compared to 23.0% for the same period of 2013. This decrease was primarily due to the fact that we only recently commenced our business of selling EV parts, and related components are relatively expensive at the starting phase, therefore, sales of EV parts have a lower gross margin compared to other products.

(d) Selling and distribution expenses

Selling and distribution expenses were $71,257 for the three months ended March 31, 2014, compared to $89,614 for the same period in 2013, a 20.5% decrease. This decrease is primarily attributable to a decrease in our product insurance expenses, transportation expenses and customs inspection expenses during this reporting period.

(e) General and administrative expenses

General and administrative expenses were $6,470,766 for the three months ended March 31, 2014, compared to $692,964 for the same period in 2013, a 833.8% increase. For the three months ended March 31, 2014, general and administrative expenses included $3,420,631 in expenses for common stock awards to employees and consultants for their services, compared to $17,692 for the same period in 2013. Excluding stock award costs, our net general and administrative expenses for the three months ended March 31, 2014 were $3,050,135, an increase of 351.7% over the $675,272 of such expenses for the same period of 2013. This increase was primarily attributable to costs related to the capital raise that occurred in the first quarter of 2014.

(f) Research and development

Research and development expenses were $1,172,257 for the three months ended March 31, 2014, compared to $689,665 from the same period in 2013, a 70.0% increase. This increase was primarily due to our increased expenses related to our development and commercialization of our new EV model - SMA7005BEV, the development of our new auto air conditioning system, and the development of our EV intelligent control system used in our EV products.

(g) Government grants

Government grants totaled $0 for the three months ended March 31, 2014, same as the corresponding period in 2013.

(h) Net interest (expense) income

Net interest expense was $471,180 for the three months ended March 31, 2014, compared to $670,208 for the same period last year, or a decrease of 29.7% . This change was primarily attributable to an increase in interest income earned on loans made to third parties. For the three months ended March 31, 2014, we recorded interest income of $483,293, which included $471,142 earned on loans made to third parties and $12,151 earned on bank deposits. For the three months ended March 31, 2014, we recorded interest expense of $954,473, which included bank loan interest of $578,647 and bond interest of $375,826.

(i) Change in fair value of financial instruments

For the three months ended March 31, 2014, the expense related to changes in the fair value of warrants issued to investors and placement agents was $12,314,171, compared to income of $990,395 for the same period of last year.

(j) Share of (Loss) of Associated Company

Investment losses were $15,805 for the first three months ended March 31, 2014, compared to a loss of $14,023 for the corresponding period in 2013. For the three months ended March 31, 2014 and 2013, these losses were attributable to our 30% equity interest investment in Jinhua Service.

(k) Share of Profit (Loss) after Tax of the JV Company

The JV Company recorded income of $1,656,824 in the three-month period ended March 31, 2014. As a result, we had a profit of $828,412 in the three-month period ended March 31, 2014 due to our 50% interest in the JV Company. We believe the JV Company will continue to generate profits in the future, particularly as demand for our EV products continues to build in China. Also refer to Note 21.

(l) Other Income, Net

Other income was $59,580 for the three months ended March 31, 2014, compared to $122,365 for the same period of last year, a decrease of $62,785, or 51.3% . This decrease was primarily attributable to the decrease in lease income we received during this reporting period.

(m) Net income

For the three months ended March 31, 2014, we recorded a net loss of $14,086,160, compared to net income of $2,236,873 for the same period of last year. This decrease was primarily caused by changes relating to stock awards to management, changes in the fair value of financial derivatives and increases in our general and administrative expenses, as discussed above.

Excluding the effects of the stock award expense, which was $3,420,631 and $17,692 for the three months ended March 31, 2014 and 2013, respectively, and the change of the fair value of financial derivatives, which was an expense of $12,314,171 and income of $990,395 for the three months ended March 31, 2014 and 2013, respectively, for the three months ended March 31, 2014, our net income was $1,648,642, an increase 30.4% compared to net income of $1,264,170 for the same period of 2013, excluding the same effects. This increase is primarily attributable to the increase in gross profit and share of our profits of the JV Company, which were offset in part by the increased general and administrative expenses.

Financial Condition

Liquidity and Capital Resources

Working Capital

We had a working capital surplus of $13,652,145 as of March 31, 2014, compared to a working capital surplus of $43,892,558 as of March 31, 2013.

As of March 31, 2014, the amount of advances to suppliers was $16,470,855, which included the advance paid to raw material suppliers, mold manufactures, and suppliers of equipment.

As of March 31, 2014, we had credit lines from commercial banks of $53,208,747, of which $33,742,132 was used as of March 31, 2014.

We believe that our cash flows generated internally may not be sufficient to support the future growth in our operations and to repay short-term bank loans for the next twelve (12) months, if needed. However, we believe our access to existing financing sources and established relationships with PRC banks will enable us to meet our obligations and fund our ongoing operations.

We have historically financed our operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. We believe this situation has not changed and that short-term bank loans will be available on normal trade terms if needed.

On March 24, 2014, we raised approximately $11.05 million by selling an aggregate of 606,000 shares of our common stock to two institutional investors at a price of $18.24 per share. As part of the transaction, we also issued to the investors warrants for the purchase of up to 90,900 shares of common stock at an exercise price of 22.80 per share, which warrants have a term of 18 months from the date of issuance.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2014 are as follows:

Three Months Ended
March 31, 2014
Capital requirements	(In thousands)
Purchase of plant and equipment	$119
Issuance of notes receivable	21,553
Repayments of short-term bank loans	817
Repayments of notes payable	1,961
Internal cash used in operations	3,046
Increase in cash	7,736
Total capital requirements	$35,232

Capital provided
Decrease in restricted cash	2
Proceeds from short-term bank loan	817

Common stock and warrants issued	11,068
Warrant exercise	20,484
Other financing activities	3,066
Total capital provided	$35,437

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past three months.

Cash Flow

Net cash flow used in operating activities was ($3,046,451) for the three months ended March 31, 2014, compared to net cash flow used in operating activities of ($278,152) for the same period in 2013. This change was mainly attributable to changes in our cash flow caused by prepayments and prepaid expenses. The account has changed to a cash outflow of (7,691,861) for the three months ended 2014, compared to a cash inflow of $2,717,021 for the same period last year. This change was mainly attributable to our prepayment of a significant percentage of our equipment purchases and an increase in the amount due from JV Company.

Net cash flow used in investing activities was ($21,672,906) for the three months ended March 31, 2014, compared to ($16,052,560) used in the same reporting period of last year. This increase was mainly attributable to the fact that we made loans in the principal amount of ($21,553,430) to unrelated third parties during the 2014 period, while during the three months ended March 31, 2013, we made third-party loans of only $(1,940,690).

Net cash flow provided by financing activities was $32,658,896 for the three months ended March 31, 2014, compared to net cash flow provided by financing activities of $8,055,062 for the three months ended March 31, 2013. Cash flow provided by financing activities in the 2014 quarter was primarily attributable to the financing we closed in March 2014 and the cash received upon the exercise of warrants during the first quarter of 2014.

Recent Development Activities:

In March 2014, we entered into a Securities Purchase Agreement with certain purchasers (the “4th round investors”) pursuant to which we sold to the 4th round investors, in a registered direct offering, an aggregate of 606,000 shares of common stock at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to our company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by us. As part of the transaction, the 4th round investors also received warrants for the purchase of up to 90,900 shares of our common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). The Fifth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance.

In April 2014, to meet the market demands for pure EVs, Kandi Vehicles, our wholly-owned subsidiary in China, signed a one-year supply contract with Lishen Battery System Co., Ltd ("Tianjin Lishen"), China’s largest producer of rechargeable lithium-ion batteries, for a minimum of 25,000 cases of 80V/70AH lithium-ion batteries starting in May 2014. The contract is valued roughly at RMB360 million or approximately $58.5 million when all the purchase orders have been fulfilled. We also signed a supply contract with Tianjin SinoPoly New Energy Technology Co., Ltd.(“Tianjin SinoPoly”) for supplying 300,000 units of 3.2V -66AH lithium-ion batteries, which valued at approximately RMB 135 million or approximately $22 million.

At the end of April 2014, the board of JV Company came to a decision to initiate the negotiations with Jiaxin Jiale Investment Partnership Co., Ltd. to acquire 51% ownership of Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd., or the Service Company (as defined elsewhere in this report) it holds. If this acquisition is accomplished, the JV Company will have a 70% ownership interest in the Service Company, and the Company will indirectly own a 35% interest. We believe this acquisition would help the expansion of the “Carshare” Projects in China, and enable our Company to have a larger percentage of any profits earned by that entity. We anticipate to release news in time when this acquisition is accomplished.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2014. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014, due to significant deficiencies in internal controls, which, in the aggregate, lead to a conclusion that a material weakness exists in the control environment as follows:

1.

Lack of adequate policies and procedures in internal audit function, which may potentially result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company's policies and procedures have been carried out as planned.

2.	There was no self-assessment performed by the Audit Committee to assess the effectiveness of the Audit Committee in oversight of management.

3.	Inadequate design of internal controls over the approval procedures for related party transactions.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, we made arrangements to insure the efficient and timely communication between the internal control audit department and the Audit Committee. The internal audit department was restructured that its head has reported directly to Audit Committee on major accounting items to enhance the independence and objectivity of the department. Currently, the internal audit department has also revaluated the policies and procedures in internal audit function, and made necessary remediation. The new internal audit policies and procedures are in the process of approval and are expected to be approved by the end of May 2014.

During the first quarter of 2014, our Board of Directors also revaluated the approval procedures for related party transactions, and has prepared a new detail approval procedure for related party transactions. This is in the process of finalization, which is expected to be approved by our Board of Directors by the end of May 2014.

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

_____________________

**

Furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kandi Technologies Group, Inc.

Date: May 12, 2014	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)