Form 10-K/A
period 2013-12-31
Kandi Technologies Group, Inc.
filed 2014-05-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-33997

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

Kandi Technologies Group, Inc. (the “Company”, “we”, “us”, or “our” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and supplement the following provisions of the Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 17, 2014 (the “Form 10-K”), to agree with the Company’s responses to the SEC Staff’s comments dated April 25, 2014:

  Item 7 of Part II
  Note 19 of the Notes to Consolidated Financial Statements under Item 8 of Part II
  Item 13 of Part III

In this Amendment, we expanded the analysis under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” to: (i) include comparable GAAP measures where non-GAAP figures were presented regarding net income in the “Overview” section; (ii) expand the disclosure under “EV Products” to provide greater detail regarding the Company’s business partners and EV sharing project; and (iii) quantify all factors contributing to the change in interest income (expense) in the section entitled “Interest Income (Expense), Net.” The Company also amended Note 19 of the “Notes to Consolidated Financial Statements” under Item 8 of Part II to more clearly detail how the Company’s effective income tax rate was calculated. Finally, we also amended the disclosure under “Item 13. Certain Relationships and Related Transactions, and Director Independence” to be consistent with other disclosures made elsewhere in the Form 10-K. The supplementary disclosure does not affect any numbers in our financial statements contained in Form 10-K.

No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 13 and currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K.

Part II

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

During the year ended December 31, 2013, we recognized total revenues of $94,536,045, an increase of $30,022,375, or 46.5%, over total revenues for the year ended December 31, 2012. The majority of our revenues are generated by the sales of EV products, which account for 49% of the total revenue in 2013. The main reason of significant increase in revenue generated by EV business is because the newly added EV models –Kandi Brand SMA7000BEV, a five-door & five-seat vehicle and SMA7001BEV, an improved model of electric vehicle, were both sold at a higher price. In 2013, the Company recorded $21,742,528 gross profit, increased 68.6% from 2012, primarily due to the increase of revenue. The Company recorded a net loss of ($21,140,723) in 2013 compared to a net income of $6,049,479 in 2012, primarily due to a special charge in the amount of ($16,647,283) in 2013, compared to a special income of $1,986,063 in 2012, resulting from a change in the fair value of financial instruments and stock awards. Excluding the affects of the change in the fair value of financial instruments and stock awards in both 2012 and 2013, the Company recorded net income (non-GAAP) of $5,164,880 in 2013 compared to net income (non-GAAP) of $4,168,072 in 2012, or an increase of 23.9% .

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

In 2013, our EV products experienced an increase in revenue of $27,584,267 or 144.9%, a 19.9% increase in unit sales, and a 104.3% increase in the average unit price compared to fiscal year 2012. In the fourth quarter, the EV revenues increased $26,382,915, or 193.7% compared to the same period of 2012. The unit sales grew by 27.2% and the average unit price increased by 130.9% . The significant increase was mainly attributable to the newly added EV model – Kandi Brand SMA7000BEV, a five-door & five-seat vehicle and SMA7001BEV, an improved model of electric vehicle, are both sold at a much higher price. The increasing sales were driven by the Hangzhou Public EV Sharing System (the “Carshare Project”).

The implementation of the Carshare Project, and other EV sharing networks, requires the development of public EV sharing stations. The Service Company is assisting the Company in the development of the public EV sharing stations. The Service Company is responsible for several aspects of the public EV sharing project, including: (i) launching the public EV sharing business; (ii) establishing a network of public EV sharing stations; (iii) investing in the construction of service facilities and parking facilities for the public EV sharing project; and (iv) providing services directly to customers who rent the EVs. The JV Company, a joint venture established by the Company and Geely (the “Joint Venture”), owns a 19% interest in the Service Company. The remaining 81% is owned by Jia Xing Jia Le Investment Partnership Enterprise, an entity which is unaffiliated with the Company.

The Company recognizes revenue from its EV sharing network when it sells the SKD set, a complete set of the main parts that can be assembled into whole vehicles, to Shanghai Maple. Shanghai Maple, a 99% owned subsidiary of the Company’s business partner, Geely, then assembles the SKD into a complete vehicle and sells it to the Service Company. Revenue from the subsequent sale of the full vehicle to the Service Company by Shanghai Maple is not attributable to the Company. The Company indirectly owns a 9.5% ownership interest in the Service Company through its 50% ownership in the Joint Venture. The revenue from car rentals belongs to the Service Company, not to the Company. Therefore, the sole source of revenue to the Company is from the sale to Shanghai Maple of the Company’s SKD of an EV.

As a result of the renewal of national subsidy policy in September of 2013, most of our SKD of an EV sales occurred in the fourth quarter. We believe that sales in the first three quarters were negatively affected by the delay of the subsidy policy.

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

Interest Income (Expense), Net

The Company’s total interest expense for the year ended December 31, 2013 was ($4,395,353), comprised of bank loan interest of ($2,302,389), bond interest of ($1,060,851), discount interest for bank notes of ($834,105) and borrowing interest paid to Kandi Group of ($198,008). For the year ended December 31, 2013, interest income received by the Company totaled $1,516,477, which included interest accrued from bank deposits of $324,319 and interest earned on note receivables of $1,192,158. In 2013, the interest expense for convertible notes was $0, and the interest incurred by the amortization of debt discount was $0, since the last $1,000 of convertible notes previously issued were converted in the first quarter of 2012. The interest for the convertible notes in 2012 was ($2), and the interest incurred by the amortization of debt discount was ($43). Thus, excluding the effects of interest expense related to convertible notes, net interest expense was ($2,878,876) for the year ended December 31, 2013, a significant change from a net expense of ($117,787) for the year ended December 31, 2012. This increase was primarily attributable to: (i) a decrease in interest-related income earned on note receivables issued to third parties and (ii) bond interest expenses incurred by the Company.

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

The Company, qualified as a high technology company in China, was entitled to pay CIT at a reduced income tax rate of 15%. After combining with the research and development tax credit (“RDTC”) of 25% on certain qualified research and development expenses, the final effective qualified high technology company reduced income tax rate was 16.68% . The combined tax benefits (“CTB”) were 50.1% of the corporate income tax amount. The actual effective income tax rate was reduced from 25% to 12.48% of the 2013 taxable corporate income. The details of the tax reduction were as follows:

Calculation of Corporation Income Tax

Chinese tax law prohibits double tax benefits derived from taking the high technology reduction tax rate (“HTTR”) of 10% with the RDTC together. Accordingly, the Company must first compute its 2013 RDTC and deduct the RDTC before compute the HTTR so as to avoid taking two tax benefits together. Under the CIT tax computation guideline, the Company calculates its research and development tax base (“RDTB”), which is equal to 50% of its 2013 allowable research and development expenses. The 2013 RDTC is equal to the RDTB multiplied by the Company’s corporate income tax rate of 25% (“CIT”), or 25% of the RDTB. Thus, the 2013 RDTC is equal to $463,066.

Then, the Company must calculate its 2013 HTTR net of the RDTC benefits. Therefore, the Company reduced its 2013 taxable income by the amount of its RDTB in order to correctly compute the adjusted taxable income tax base (“ATITB”). The HTTR is equal to 10% of the ATITB, which for 2013 was equal to $915,363. The 2013 CTB equaled to the 2013 HTTR plus the 2013 RDTC, or $1,378,429. See the following reconciliation, which details the Company’s 2013 net corporate income tax after exclusion of the CTB.

Research and Development Tax Credit:
2013 Allowable Research and Development Tax Expenses	$3,704,531
Multiply by: 50% Research and Development Tax Base	$1,852,266
Multiply by: 25% Corporate Income Tax Rate	$463,066
2013 Research and Development Tax Credit	$463,066

High Technology Tax Reduction:
2013 Taxable Income	$11,005,893
Less: Avoidance of Double Tax Benefits	$(1,852,266)
Adjusted High Technology Taxable Base	$9,153,627
2013 10% High Tech Tax Reduction	$915,363

Combined Tax Benefit:
2013 Research and Development Tax Credit	$463,066
2013 High Tech Tax Reduction	$915,363
2013 Combined Tax Benefit	$1,378,429

2013 Net Corporate Income Tax:
2013 Taxable Income	$11,005,893
Multiply by: 2013 25% Corporate Income Tax Rate	$2,751,473
Less: 2013 Combined Tax Benefit	$(1,378,429)
2013 Net Corporate Income Tax After Exclusion of Combined Tax Benefit	$1,373,044

Without any tax benefits, the Company’s CIT was $2,751,473 (the “2013 CIT”). The final 2013 RDTC was $463,066 or 16.83% of the 2013 CIT and the final 2013 HTTR was $915,363 or 33.27% of the 2013 CIT. Accordingly, the 2013 CTB was $1,378,429 or 50.1% of the 2013 CIT.

The unadjusted 2013 HTTR, was 10% of 2013 taxable income, or $1,100,589. After recomputing the HTTR in accordance with the CIT tax computation guideline on the avoidance of double tax benefits, 2013 HTTR was then reduced to 8.32% of 2013 taxable income, or $915,863.

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

Part III

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

The following table lists the amount due from related parties as of December 31, 2013 and 2012.

	2013	2012
Eliteway	$2,800,958	$2,678,349
Total due from related party	$2,800,958	$2,678,349

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

KANDI TECHNOLOGIES, GROUP, INC.

May 16, 2014	By:	/s/ Hu Xiaoming
	Name:	Hu Xiaoming
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and	May 16, 2014
Hu Xiaoming	Chairman of the Board (Principal Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	May 16, 2014
Zhu Xiaoying	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chen Liming	Director	May 16, 2014
Chen Liming

/s/ Ni Guangzheng	Director	May 16, 2014
Ni Guangzheng

/s/ Jerry Lewin	Director	May 16, 2014
Jerry Lewin

/s/ Henry Yu	Director	May 16, 2014
Henry Yu

/s/ Qian Jingsong	Director	May 16, 2014
Qian Jingsong

Kandi Technologies Group, Inc.
Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K
For the Year Ended December 31, 2013

No.	Description

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

10.10

Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.11

Placement Agreement, dated January 21, 2010, by and between the Company and FT Global Capital, Inc. [Incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.12

Joint Venture Agreement, dated September 28, 2010, by and among Jinhua Bada Group, Zhejiang Kandi Vehicles Co., Ltd., and Tianneng Power International Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 15, 2010]

10.13

Securities Purchase Agreement, dated December 21, 2010, by and among the Company and certain institutional investors. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010]

10.14

The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.15

The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.16

The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.17

Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Xiaoming Hu. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10- Q filed on May 16, 2011]

10.18

Share Exchange Agreement, dated February 13, 2012, by and among, Kandi Technologies Corp., KO NGA Investment Limited and each of the shareholders of KO NGA Investment Limited. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on May 15, 2012]

10.19

Sales Contract, dated September 29, 2012, by and between, Zhejiang Kandi Vehicles Co., Ltd. and China Aviation Lithium Battery (Hangzhou) Co., Ltd. [ Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2012]

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

10.25

Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd.and Ever- Bright Securities, dated December 26, 2013.[Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.26

Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, bewteen Jinhua Kandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013.[Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

16.1	Letter from Gately & Associates, LLC. [Incorporated by reference from Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 14, 2007]

23.1	Consent of Albert Wong & Co., Independent Registered Public Accounting Firm. †

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Principal Executive Officer and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS* XBRL Instance Document.
101.SCH*XBRL Taxonomy Extension Schema Document.
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB* XBRL Taxonomy Extension Label Linkbase Document.
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

* The XBRL-related information in Exhibits 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.