Form 10-Q
period 2014-06-30
Kandi Technologies Group, Inc.
filed 2014-08-11
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Yes [   ]      No [X]

As of August 5, 2014, the registrant had issued and outstanding 41,910,287 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	2-3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited)– Three Months and Six Months Ended June 30, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) –Six Months Ended June 30, 2014 and 2013	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	53

PART I-- FINANCIAL INFORMATION
Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$11,287,620	$12,762,369
Restricted cash	-	1,636
Accounts receivable	19,218,760	31,370,862
Inventories, net of provision for slow moving inventory of $350,231 and $352,734 as of June 30, 2014 and December 31, 2013, respectively	17,647,686	9,187,714
Notes receivable	9,154,337	13,794,094
Other receivables	784,427	556,904
Prepayments and prepaid expenses	617,979	505,513
Due from employees	38,640	34,272
Advances to suppliers	52,841,904	8,867,074
Amount due from JV Company, net	34,507,160	2,917,592
Deferred tax	-	13,706
Total Current Assets	146,098,513	80,011,736

LONG-TERM ASSETS

Plant and equipment, net	26,899,146	29,333,516
Land use rights, net	15,833,084	14,453,191
Construction in progress	39,235	16,356
Deferred taxes	-	81,076
Investment in associated company	-	96,838
Investment in JV Company	80,483,964	79,331,930
Goodwill	322,591	322,591
Intangible assets	618,448	659,496
Total Long-Term Assets	124,196,468	124,294,994

TOTAL ASSETS	$270,294,981	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

		December
	June 30,	31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$53,695,799	$22,843,143
Other payables and accrued expenses	4,747,185	2,422,613
Short-term bank loans	33,778,846	34,020,281
Customer deposits	151,051	44,404
Notes payable	12,991,864	16,683,023
Income tax payable	821,200	1,362,828
Due to employees	12,450	10,297
Due to related party	-	-
Deferred taxes	648,077	-
Financial derivate - liability	10,543,927	9,256,827
Total Current Liabilities	117,390,399	86,643,416

LONG-TERM LIABILITIES

Deferred tax	1,194,426	1,009,477
Bond payable	12,991,864	13,084,724
Financial derivatives - liability	3,205,411	15,042,994
Total Long-Term Liabilities	17,391,701	29,137,195

TOTAL LIABILITIES	134,782,100	115,780,611

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 41,908,620 and 37,012,904 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	41,909	37,013
Additional paid-in capital	128,594,307	76,754,774
Retained earnings (the restricted portion is $3,807,551 and $3,807,551 at June 30, 2014 and December 31, 2013, respectively)	1,190,011	4,119,086
Accumulated other comprehensive income	5,686,654	7,615,246
TOTAL STOCKHOLDERS’ EQUITY	135,512,881	88,526,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,294,981	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended June30,		For Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE, NET	$32,960,055	$12,157,827	$73,131,359	$26,820,348

COST OF GOODS SOLD	(25,738,967)	(9,350,206)	(61,049,862)	(20,640,696)

GROSS PROFIT	7,221,088	2,807,621	12,081,497	6,179,652

OPERATING EXPENSES:
Research and development	(971,673)	(672,491)	(2,143,930)	(1,362,156)
Selling expenses	(435,894)	(71,420)	(507,151)	(161,034)
General and administrative	(3,173,178)	(1,332,279)	(9,643,944)	(2,025,243)
Total operating expenses	(4,580,745)	(2,076,190)	(12,295,025)	(3,548,433)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,640,343	731,431	(213,528)	2,631,219

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(214,995)	(617,601)	(686,175)	(1,287,810)
Change in fair value of financial instruments	8,941,569	(1,082,735)	(3,372,602)	(92,339)
Government grants	153,700	49,807	153,700	49,807
Share of (loss) in associated companies	(77,187)	(15,517)	(92,992)	(29,540)
Share of (loss) profit after tax of JV	(9,526)	(10,376)	1,718,830	(10,376)
Other income, net	60,247	54,148	119,827	176,513
Total other income (expense), net	8,853,808	(1,622,274)	(2,159,412)	(1,193,745)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	11,494,151	(890,843)	(2,372,940)	1,437,474

PROVISION FOR INCOME TAXES	(337,066)	(153,457)	(556,135)	(244,901)

NET INCOME (LOSS)	11,157,085	(1,044,300)	(2,929,075)	1,192,573

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(717,476)	724,430	(1,928,592)	1,309,345

COMPREHENSIVE INCOME (LOSS)	$10,439,609	$(319,870)	$(4,857,667)	$2,501,918

EARNINGS (LOSS) PER SHARE:
Basic	$0.27	$(0.03)	$(0.07)	$0.04
Diluted	$0.27	$(0.03)	$(0.07)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	41,142,346	32,546,877	40,364,986	32,427,538
Diluted	41,254,507	32,546,877	40,364,986	32,676,702

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,929,075)	$1,192,573
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,764,984	4,245,026
Deferred taxes	924,449	337,149
Change of derivative instrument’s fair value	3,372,602	92,339
Loss in investment in associated company	96,364	29,540
Share of (profit) loss after tax of JV	(1,718,830)	10,376

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	11,955,855	9,073,693
Inventories	(8,544,033)	(9,822,727)
Other receivables and prepaid expenses	(231,945)	13,044
Due from employees	(2,390)	8,421
Prepayments and prepaid expenses	(44,194,377)	(27,114,014)
Amount due from JV	(31,680,191)	-

Increase (Decrease) In:
Accounts payable	31,083,370	1,787,019
Other payables and accrued liabilities	2,344,763	475,451
Customer deposits	107,199	(246,983)
Due to related party	-	4,001,319
Income tax payable	(533,133)	(342,863)
Net cash (used in) operating activities	$(37,184,388)	$(16,260,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(308,838)	(54,451)
Purchases of land use rights	(1,669,648)	-
Purchase of construction in progress	(23,046)	(53,144)
Issuance of notes receivable	(21,468,326)	(1,964,278)
Repayments of notes receivable	26,020,234	-
Investment in Joint Venture Company	-	(80,026,377)
Deposit for disposal of subsidiary	-	60,019,783
Deposit for acquisition	-	(14,188,677)
Net cash provided by (used in) investing activities	$2,550,376	$(36,267,144)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$1,628	$4,799,980
Proceeds from short-term bank loans	16,764,023	22,407,385
Repayments of short-term bank loans	(16,764,023)	(22,407,385)
Proceeds from notes payable	13,020,600	68,184,073
Repayments of notes payable	(16,601,265)	(25,608,441)
Common stock and warrants issued	11,067,734	-
Warrant exercise	22,447,914	3,848,134
Option exercise & other financing	4,405,697	38,100
Net cash provided by financing activities	34,342,308	51,261,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(291,704)	(1,265,935)
Effect of exchange rate changes on cash	(1,183,045)	(786,949)
Cash and cash equivalents at beginning of period	12,762,369	12,135,096
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,287,620	$10,082,212

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,145,600	$587,765
Interest paid	$1,170,556	$1,964,649

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

The Company’s organizational chart is as follows:

* The box with dotted-line border represents the entity that has ceased operation, pending dissolution.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% interest. Kandi New Energy was established in accordance with relevant Chinese government regulations on automobile manufacturing enterprises, which prohibit foreign ownership of greater than 50%.Kandi New Energy currently holds vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles (”Special-purpose Vehicles”) and production rights (license) on manufacturing battery packs used in Kandi brand EVs. Kandi New Energy supplies battery packs for Kandi brand electrical vehicles (“EVs”).

Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, has a 30% ownership interest in Jinhua Service. As of June 30, 2014, Jinhua Service ceased its operations and will be dissolved. Jinhua Services was established in order to public charging stations for lead-acid batteries for EVs in Jinhua city. Currently, most of EV customers in Jinhua have the ability to charge their EVs by themselves. Since self-charging is more cost-effective for customers and most of its customers have switched to self-charging, Jinhua Service ceased its operations and will be dissolved.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and electric vehicle parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EVs and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

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

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses ) of Kandi Wanning. Hainan Province is planned as an international tourism island by the Chinese government and there is a high possibility that all non-EV vehicles will be banned from use within the province. Therefore, the Company believes EV business has a great potential for growth in Hainan province. To capture this opportunity, the Company signed an agreement with Wanning city government and invest a total of RMB 1 billion to develop a factory in Wanning with an annual production of 100,000 EV products. Currently, Kandi Wanning is planning to launch its trial production by 2015. According to the JV Agreement, once it becomes fully operational, the entire equity interests of Kandi Wanning will be transferred to the JV Company.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing business. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. According to the terms of the JV Agreement, except the JV Company and its subsidiaries, Kandi Vehicle and its subsidiaries are not allowed to manufacture pure EVs. However, Kandi New Energy holds the production rights (license) on manufacturing of Special-purpose Vehicles. Therefore, it is necessary to establish Kandi Jinhua, which is in charge of the Special-purpose vehicle business and entitles to use Kandi New Energy’s Special-purpose Vehicle production rights (license).

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in car sales business. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EV products, all-terrain vehicles (“ATVs”), go-karts, and other related specialized automobiles. As part of its strategic objective to become a leader in EV products manufacturing and related services, the Company has increased its focus on fuel efficient, pure EV products with a particular emphasis on expanding its market share in China.

NOTE 2 – LIQUIDITY

As of June 30, 2014, the Company’s working capital surplus was $28,708,114.

As of June 30, 2014, the amount of advances to suppliers was $52,841,904, which included the advance of RMB 323 million or approximately $52,454,650 for a prepayment by Kandi Wanning to an equipment supplier - Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to offset the equipment purchase price upon delivery.

As of June 30, 2014, the Company had credit lines from commercial banks of $53,266,642, of which $33,778,846 was used as of June 30, 2014.

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

The financial information included herein for the three-month and six-month periods ended June 30, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental Development Limited. (“Continental”) (a wholly-owned subsidiary of the Company)

(ii)	Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) (a wholly-owned subsidiary of Continental)

(iii)

Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) (a 50% owned subsidiary of Kandi Vehicles. Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy)

(iv)	Yongkang Scrou Electric. Co., Ltd (“Yongkang Scrou”) (a wholly-owned subsidiary of Kandi Vehicles)

(v)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles)

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees.

(vi)	Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) (a 50% owned subsidiary of Kandi Vehicles)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(vii)

Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) (a wholly-owned subsidiary of the JV Company). The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest)

(viii)

Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) (a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest)

(ix)

Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) (a wholly-owned subsidiary of the JV Company, The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest)

(x)

Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) (a wholly-owned subsidiary of the JV Company, The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest)

(xi)

Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) (a wholly-owned subsidiary of the JV Company, The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest)

(xii)

Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) (a 19% owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest)

(xiii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles)

All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

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

As of June 30, 2014, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value		Significant
	Measurements	Active Markets	Other	Significant
	at Reporting	for Identical	Observable	Unobservable
	Date Using	Assets	Inputs	Inputs
Quoted Prices
in Carrying
Value as of
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$11,287,620	$11,287,620	-	-
Warrants	13,749,338	-	-	13,749,338

Cash and cash equivalents consist primarily of highly-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 (t).

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of June 30, 2014 and December 31, 2013, represented time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of June 30, 2014, the Company’s restricted cash was $0.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of June 30, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of June 30, 2014 and December 31, 2013, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of June 30, 2014, prepayments included advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

Advances for raw materials purchases typically are settled within two months by the Company’s receipt of raw materials. Prepayment will be offset against purchase amount after equipment is delivered.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $971,673 and $672,491 for the three months ended June 30, 2014 and 2013, respectively. Research and development expenses were $2,143,930 and $1,362,156 for the six months ended June 30, 2014 and 2013, respectively.

(n) Government Grant

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three and six months ended June 30, 2014 and 2013, $153,700 and $49,807, respectively, was received by Kandi Vehicle from the PRC government.

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

	June 30,	December 31,	June 30,
	2014	2013	2013
Period end RMB : USD exchange rate	6.1577	6.1140	6.1882
Average RMB : USD exchange rate	6.1441	6.1982	6.2479

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

The stock-based option expense for the three and six months ended June 30, 2014 was $0. See Note 18.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. As of June 30, 2014, the Company determined that goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of June 30, 2014.

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

NOTE 8 – CONCENTRATIONS

(a) Customers

For the six-month period ended June 30, 2014, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Six Months	Six Months
	Ended June 30,	Ended June 30,		December 31,
Major Customers	2014	2013	June 30, 2014	2013

Kandi Electric Vehicles (Changxing) Co., Ltd.	40%	-	-	-
Shanghai Maple Auto Co., Ltd	24%	-	58%	52%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	15%	-	-	-

For the three-month period ended June 30, 2014, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended June 30,	Ended June 30,		December 31,
Major Customers	2014	2013	June 30, 2014	2013

Kandi Electric Vehicles (Changxing) Co., Ltd.	37%	-	-	-
Shanghai Maple Auto Co., Ltd	31%	-	58%	52%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	12%	-	-	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Both Kandi Changxing and Kandi Shanghai are wholly-owned subsidiaries of the JV Company. The Company indirectly has a 50% economic interest in each of Kandi Changxing and Kandi Shanghai through its 50% ownership interest in the JV Company. For the six months ended June 30, 2014, the Company sold $29,573,430 and $10,786,012 of battery packs, body parts, motors, air conditioning units, and other auto parts to Kandi Changxing and Kandi Shanghai, respectively. The balance due from both Kandi Changxing and Kandi Shanghai were included in amount due from JV Company, net on the Company’s balance sheets. See Note 21.

(b) Suppliers

For the six-month period ended June 30, 2014, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months
	Ended June 30,	Six Months Ended		December 31,
Major Suppliers	2014	June 30, 2013	June 30, 2014	2013

Shandong Henyuan New Energy Tech Co., Ltd.	30%	-	62%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	15%	-	22%	-
Zhejiang Wanxiang Yineng Power Battery Co., Ltd	11%	-	21%	-

For the three-month period ended June 30, 2014, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended June 30,	Ended June 30,		December 31,
Major Suppliers	2014	2013	June 30, 2014	2013

Shandong Henyuan New Energy Tech Co., Ltd.	52%	-	62%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	15%	-	22%	-

NOTE 9 –EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended June 30, 2014 and 2013, the number of potentially dilutive common shares was 112,161 and 0, respectively. For the six months ended June 30, 2014 and 2013, the number of potentially dilutive common shares was 124,898 and 249,164, respectively.

The following is the calculation of earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$11,157,085	$(1,044,300)	$(2,929,075)	$1,192,573

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted average shares used in basic computation	41,142,346	32,546,877	40,364,986	32,427,538
Dilutive shares	112,161	-	-	249,164
Weighted average shares used in diluted computation	41,254,507	32,546,877	40,364,986	32,676,702

Earnings (loss) per share:
Basic	$0.27	$(0.03)	$(0.07)	$0.04
Diluted	$0.27	$(0.03)	$(0.07)	$0.04

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2014
	(Unaudited)	December 31, 2013
Raw material	$2,342,942	$2,646,041
Work-in-progress	12,885,681	5,065,126
Finished goods	2,769,294	1,829,281
	17,997,917	9,540,448
Less: reserve for slow moving inventories	(350,231)	(352,734)
Inventories, net	$17,647,686	$9,187,714

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30, 2014	December 31,
	(Unaudited)	2013
Notes receivable from unrelated companies:
Due September 30, 2014, interest at 9.6% per annum [1]	$9,154,337	$13,794,094
	9,154,337	13,794,094

Bank acceptance notes:
Bank acceptance notes	-	-
Notes receivable	$9,154,337	$13,794,094

Details of Notes receivable from unrelated parties as of December 31, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	13,794,094	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Details of Notes receivable from unrelated parties as of June 30, 2014

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	9,154,337	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

NOTE 12 – LAND USE RIGHTS

Land use rights consisted of the following:

	June 30, 2014
	(Unaudited)	December 31, 2013
Cost of land use rights	$17,774,039	$16,223,208
Less: Accumulated amortization	(1,940,955)	(1,770,017)
Land use rights, net	$15,833,084	$14,453,191

As of June 30, 2014 and December 31, 2013, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,784,368 and $9,983,647, respectively. Also see Note 14.

The amortization expense for the six months ended June 30, 2014 and 2013 was $183,905 and $175,376, respectively. The amortization expense for the three months ended June 30, 2014 and 2013 was $94,382 and $88,216, respectively. Amortization expense for the next five years and thereafter is as follows:

2014 (six months)	$183,905
2015	367,810
2016	367,810
2017	367,810
2018	367,810
Thereafter	14,177,939
Total	$15,833,084

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	June 30, 2014
	(Unaudited)	December 31, 2013
At cost:
Buildings	$14,483,064	$14,514,873
Machinery and equipment	10,902,258	10,771,899
Office equipment	271,182	251,690
Motor vehicles	292,252	288,004
Moulds	33,989,689	34,230,014
	59,938,445	60,056,480
Less : Accumulated depreciation
Buildings	$(3,233,466)	$(3,010,451)
Machinery and equipment	(10,269,565)	(10,278,409)
Office equipment	(208,277)	(196,303)
Motor vehicles	(239,485)	(228,442)
Moulds	(18,730,291)	(16,648,583)
	(32,681,084)	(30,362,188)
Less: provision for impairment for fixed assets	(358,215)	(360,776)
Plant and equipment, net	$26,899,146	$29,333,516

As of June 30, 2014 and December 31, 2013, the net book value of plant and equipment pledged as collateral for bank loans was $11,046,509 and $11,292,649, respectively.

Depreciation expense for six months ended June 30, 2014 and 2013 was $2,540,032 and $4,028,603, respectively. Depreciation expense for three months ended June 30, 2014 and 2013 was $1,263,552 and $2,026,310, respectively.

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2014	December 31,
	(Unaudited)	2013
Loans from Jinhua Bank
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	$1,623,983	$1,635,590

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	811,991	817,795

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo and Mr. Lv Qingjiang, and secured by the assets of the Company. Also see Note 12 and Note 13	3,247,966	3,271,181

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 0.927% per month, due January 31, 2015, guaranteed by Yongkang Sanli Metal Co., Ltd.	811,991	817,795

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. The loan was fully repaid. Also see Note 12 and Note 13.	-	12,757,606

Monthly interest only payments at 7.08% per annum, due May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	12,667,067	-

Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.60% per annum, due September 4,2014, secured by the assets of the Company, guaranteed by Mr. HuXiaoming. Also see Note 12 and Note 13.	6,495,933	6,542,362

Loans from Bank of Shanghai
Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	4,871,949	4,906,771

Loans from China Ever-growing Bank
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company. The loan was fully repaid.	-	3,271,181
Monthly interest only payments at 7.20% per annum, due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	3,247,966	-
	$33,778,846	$34,020,281

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense for the three months ended June 30, 2014 and 2013 was $590,979 and $572,862, respectively, and for the six months ended June 30, 2014 and 2013 was $1,169,626, and $1,125,792, respectively.

As of June 30, 2014, the aggregate amount of short-term loans that was guaranteed by various third parties was $27,282,914.

       -        $12,667,067 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

       -        $8,119,915, was guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loan of $4,871,949 was guaranteed by the Company. Also see Note 23. $3,247,966 of the $8,119,915 was guaranteed by Lv Qingjiang and Lv Qingbo, two major shareholders of Zhejiang Kangli Metal Manufacturing Company. Also see Note 23.

       -        $3,247,966 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,871, 949 was guaranteed by the Company. Also see Note 23.

       -        $17,539,016 was guaranteed by Nanlong Group Co., Ltd., whose bank loans of $9,743,898 was also guaranteed by the Company. Also see Note 23.

       -        $811,991 was guaranteed by Yonnkang Sanli Metal Co., Ltd.

It is a common business practice among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debt with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 15 – NOTES PAYABLE

By issuing bank note payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank note payable is due. Simultaneously, the Company is required to deposit restricted cash in banks to back up the bank note payable. The restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	June 30,2014	December 31,
	(Unaudited)	2013
Bank acceptance notes:
Due March 18, 2014	$-	$1,962,709
Due May 19, 2014		8,177,952
Due May 21, 2014		6,542,362
Due November 16, 2014	12,991,864	-
Subtotal	$12,991,864	$16,683,023

Notes payable to unrelated companies:
	$-	$-
Subtotal	$-	$-

Total	$12,991,864	$16,683,023

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as a commission on each transaction. Bank charges for notes payable were $6,510 and $13,765 for the three months ended June 30, 2014 and 2013, and were $6,510 and $13,765 for the six months ended June 30, 2014 and 2013.

No restricted cash was held as collateral for the notes payable as of June 30, 2014 and December 31, 2013.

NOTE 16 – BOND PAYABLE

Due Date	Face Value	Coupon rate	Interest record date	Interest pay date

December 27, 2016	$12,991,864	11.5%	December 27	December 27

Total face value	$12,991,864

On December 27, 2013, the Company issued bonds in the aggregate principal amount of RMB 80,000,000 to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The bonds mature in 3 years, and the interest rate is 11.5% per annum. Bond interest is payable on December 27 in each of 2014, 2015 and 2016.

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

The Company has a 50% ownership interest in the JV Company and the JV Company, including each of its subsidiaries’ applicable CIT rate is 25%.

Kandi Vehicle qualifies as a high technology company in the PRC and is entitled to pay CIT at the reduced rate of 15%. However, as the tax policy in the PRC does not allow double tax benefits, the Company’s high technology tax benefit of 10% must be reduced by the research and development tax benefits to which the Company also is entitled, which amount to 25% of an amount equal to 50% of allowable research and development expenses. For the six months ended June 30, 2014, the Company’s CIT before reduction for the Company’s high technology tax benefit was $42,822, or 25% of the Company’s $171,287 taxable income for such period which reduced to $0 after giving effect to the Company’s research and development tax credit of $42,822 was 7.32% of 50% of $1,169,395 allowable research and development expenses) for such period. To comply with the PRC policy prohibiting double tax benefits, the Company’s high technology tax benefit for the six months ended June 30, 2014 was reduced from 10% of the Company’s attributed taxable income for such period, of such taxable income. Since the R&D tax credit is not refundable, the maximum R&D tax credit allowance was limited to the maximum tax due, which was $42,822 for the six months ended June 30, 2014. The un-utilized portion of R&D tax credit will be carried forward to the next period upon fully deducted. As a result, the Company’s effective income tax rate for the six months ended June 30, 2014 was 0% after the research and development credit and high technology tax reduction.

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

As of June 30, 2014, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and to states in which the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company had net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2014, the Company was not aware of any pending income tax examinations by the PRC tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the six months ended June 30, 2013 due to the net operating loss carry forward in the United States.

Income tax expense (benefit) for the six months ended June 30, 2014 and 2013 is summarized as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2014	2013
Current:
Provision for CIT	$556,135	$244,901
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense (benefit)	$556,135	$244,901

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the six months ended June 30, 2014 and 2013 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	(Unaudited)
	2014	2013
Computed “expected” expense	$(4,178,865)	$270,920
Favorable tax rate	(442,822)	(294,960)
Permanent differences	(11,464)	31,346
Valuation allowance	4,789,286	237,595
Income tax expense (benefit)	$556,135	$244,901

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31,
	(Unaudited)	2013
Current portion:
Deferred tax assets (liabilities):
Expense	$(92,709)	$47,224
Subtotal	(92,709)	47,224

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	(161,556)	(33,518)
Other	(393,812)
Subtotal	(555,368)	(33,518)

Total deferred tax assets (liabilities) – current portion	(648,077)	13,706

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(1,790)	81,076
Loss carried forward	4,789,286	3,992,906
Valuation allowance	(4,789,286)	(3,992,906)
Subtotal	(1,790)	81,076

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,192,636)	(1,009,477)
Subtotal	(1,192,636)	(1,009,477)

Total deferred tax assets – non-current portion	(1,194,426)	(928,401)

Net deferred tax assets (liabilities)	$(1,842,503)	$(914,695)

(b) Tax Benefit (Holiday) Effect

For the six months ended June 30, 2014 and 2013, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the six months ended June 30, 2014 and 2013.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2014 and 2013 are as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	(Unaudited)
	2014	2013
Tax benefit (holiday) credit	$42,822	$294,960
Basic net income per share effect	$0.001	$0.009

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 2,600,000 shares of common stock at an exercise price of $0.80 per share to ten of the Company’s employees and directors. The stock options vested ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of June 30, 2014, options for 2,366,672 shares had been exercised and options for 6,668 shares had been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li were to provide to the Company business development services in China in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, options to purchase 250,000 shares vested and became exercisable on March 6, 2010, and options to purchase 100,000 shares vested and became exercisable on June 6, 2010. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. As of June 30, 2014, options for 250,000 shares had been exercised and remaining option to purchase 100,000 shares were forfeited due to the non-performance of services.

The following is a summary of the stock option activities of the Company:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding as of January 1, 2014	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	(100,000)	1.50
Outstanding as of June 30, 2014	226,660	0.80

The following table summarizes information about stock options outstanding as of June 30, 2014:

Options Outstanding			Options Exercisable
Remaining
Number of	Exercise	Contractual life	Number of	Exercise
Shares	Price	(in years)	Shares	Price
226,660	$0.80	4.75	226,660	$0.80

The fair value per share of the 2,600,000 options issued to the employees and directors in February 2009 is $0.7934 per share.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Warrants

On December 21, 2010, the Company sold to certain institutional investors 3,027,272 shares of the Company’s common stock and warrants to purchase up to 1,210,912 shares of the Company’s common stock in fixed combination, with each combination consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock in a registered direct public offering (the “Second Round Warrants”). The Second Round Warrants became exercisable immediately following the closing date of the offering and initially were exercisable for three years thereafter at an exercise price of $6.30 per share. The exercise price of the Second Round Warrants was adjusted to $5.40 on September 9, 2013 as a result of the registered direct offering that closed on July 1, 2013. On December 12, 2013, the expiration date of the Second Round Warrants was extended to June 30, 2014. As of June 30, 2014, all 1,210,912 of the Second Round Warrants had been exercised.

On June 26, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013 pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of June 30, 2014 all the Third Round Series A, Series B and Series C warrants had been exercised on a cash basis and the Third Round Placement Agent Warrants, which will expire on July 1, 2016, had a fair value of $8.69 per share.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “Fourth Round Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price shall be reduced by a credit of $0.01, which reflects the price per warrant share paid in connection with the issuance of the Fourth Round Warrants. Consequently, the effective exercise price per warrant share shall be $14.99. The Fourth Round Warrants were immediately exercisable and will expire on January 30, 2015. As of June 30, 2014, the fair value of the Fourth Round Warrants was $7.38.

On March 19, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Fourth Round Investors”) pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share. The Fifth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. As of June 30, 2014, the fair value of the Fifth Round Warrants was $7.26.

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

As compensation for his services, the Board of Directors authorized the issuance by the Company to Mr. Wei Chen of 10,000 shares of Company’s common stock every year beginning in January 2012 and 2,500 shares of Company’s common stock every three months, beginning in January 2014. As of June 1, 2014, Mr. Chen was no longer with the Company.

The fair value of stock awards based on service is determined based on closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s determination that the Company’s “Non-GAAP Net Income” for the fiscal year increased by 10% comparing to that of the prior year’s. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each will be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock will be granted. If Non-GAAP Net Income in 2014 increases compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2014 increases compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased up to 200% of the target amount. Any such increase in the grant will be subject to the total number of shares available under the Plan, and the Company’s Board of Directors and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up.

The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 would be 670,000 shares according to the estimation of Non-GAAP Net Income of the whole year of 2014 based on the Non-GAAP Net Income of the first six months of 2014. The compensation expense is recognized in General and Administrative Expenses.

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Remaining useful life as of June 30,	June 30, 2014 (Unaudited)	December 31, 2013
	2014
Gross carrying amount:
Trade name	7.5 years	$492,235	492,235
Customer relations	7.5 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(109,949)	(84,576)
Customer relations		(67,924)	(52,249)
		(177,873)	(136,825)
Intangible assets, net		$618, 448	659,496

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income was $20,524 and $20,524 for the three months ended June 30, 2014 and 2013, respectively, and $41,048 and $41,048 for the six months ended June 30, 2014 and 2013, respectively.

Amortization expense for the next five years and thereafter is as follows:

2014 (six months)	$41,047
2015	82,095
2016	82,095
2017	82,095
2018	82,095
Thereafter	249,021
Total	$618,448

NOTE 21 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of the Company’s equity method investees. When the Company records its proportionate share of net income, it increases equity income (loss) – net in the Company’s consolidated statements of income and the Company’s carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss) – net in the Company’s consolidated statements of income and the Company’s carrying value in that investment. All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electrical vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has a 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Maple pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% of economic interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2014, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has a 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the six months ended June 30, 2014, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended June 30,
	2014	2013
Condensed income statement information:
Net sales	$45,135,796	$-
Gross income (loss)	2,638,447	-
Net income (loss)	728,994	(20,752)
Company’s equity in net income of JV	$364,497	$(10,376)

	Six months ended June 30,
	2014	2013
Condensed income statement information:
Net sales	$79,995,840	$-
Gross income (loss)	6,926,375	-
Net income (loss)	2,385,818	(20,752)
Company’s equity in net income of JV	$1,192,909	$(10,376)

	June 30, 2014	December 31, 2013
Condensed balance sheet information:
Current assets	$164,363,860	$108,139,053
Noncurrent assets	157,786,890	146,130,466
Total assets	$322,150,750	$254,269,519
Current liabilities	155,466,409	93,772,816
Noncurrent liabilities	4,946,100	-
Equity	161,738,241	160,496,703
Total liabilities and equity	$322,150,750	$254,269,519

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the first half of 2014, 99.2% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 5,329 units sold during such period. The growth of sales of EV products was mainly driven by the demand by Hangzhou Public EV Sharing System (the “Car-Share” Project) and group long-term lease project. As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Investment in JV Company, beginning of the period,	$79,331,930	$-
Investment in JV Company	-	80,798,940
Share of profit (loss)	1,192,909	(10,376)
Intercompany transaction elimination	(386,009)	-
Year 2013 unrealized profit realized	911,930	-
Exchange difference	(566,796)	(100)
Investment in JV Company, end of the period	$80,483,964	$80,788,464

Sales to our customers, the JV Company’s subsidiaries, for the three and six months ended June 30, 2014 were $17,745,909 and $42,468,191, respectively, and they were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, of which the majority of sales were to Kandi Changxing amounted to $12,347,137 and $29,573,430, respectively, Kandi Shanghai amounted to $3,884,233 and $10,786,012, respectively and Kandi Jinhua amounted to $1,516,886. Theses EV parts were used in manufacturing of pure products by the JV’s Company’s subsidiaries to sell entirely to the JV Company’s customer or Shanghai Maple Auto Co., Ltd.(“Shanghai Maple”). Shanghai Maple holds the country’s vehicle production rights of sedan, equivalent to license, that qualifies it to sell the EV products to the end customers. Shanghai Maple is 90% owned by Geely and 10% owned by Zhejiang Maple Asset Management Co. Ltd. According to the JV agreement, before the JV Company receives vehicle production rights (license), the JV Company and its subsidiaries all may sell their products through the channel of Shanghai Maple’s vehicle production rights (license) to the end customers or the Service Company, which purchased and used the cars in Hangzhou Public EV sharing System and group long-term lease project. Of the total sales to the JV Company and its subsidiaries for the six months ended June 30, 2014, approximately 72% of the sales were related to the sales of battery packs because Kandi New Energy holds a production rights (license) to manufacture requisite battery packs used in manufacturing of Kandi brand’s EVs. Under the JV agreement, the Company’s EV product manufacturing business will be gradually transferred to the JV Company. The Company will be mainly responsible for supplying the JV Company with EV parts in the future and the JV Company will be responsible to produce EV products and to sell finished goods through channel to its end customers.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2014 and December 31, 2013, the amount due from the JV Company, net was $34,507,160 and $2,917,592, respectively, of which the majority was the balances with Kandi Changxing and Kandi Shanghai. As of June 30, 2014 and December 31, 2013, the amount due from Kandi Changxing, net was $26,488,465 and $1,576,408, respectively, and the amount due from Kandi Shanghai, net was $10,388,436 and $0, respectively.

NOTE 22 –ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,
	2014	December 31,
	(Unaudited)	2013
Accounts receivable	$19,218,760	$31,370,862
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$19,218,760	$31,370,862

During the six months ended June 30, 2014 and 2013, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $2,187,115 and $3,077,052, respectively. During the three months ended June 30, 2014 and 2013, the Company sold products to Kandi USA Inc., , amounting to $1,628,096 and $1,892,872, respectively. As of June 30, 2014 and December 31, 2013, outstanding receivable due from Eliteway was $1,125,183 and $ 2,800,958, respectively.

Mr. Hu Wangyuan is the sole shareholder and officer of Eliteway, which serves as a U.S. importer of the Company’s products. Mr. Hu Wangyuan is the adult son of the Company’s chairman and Chief Executive Officer, Mr. Hu Xiaoming. As of and for the six months ended June 30, 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm’slength without preferential terms compared with other customers that placed orders comparable in size or volume.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and Pledged collateral for third party bank loans

As of June 30, 2014, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,871,949
Zhejiang Shuguang industrial Co., Ltd.	4,871,949
Nanlong Group Co., Ltd.	9,743,898
Total	$19,487,796

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,871,949 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

On March 4, 2014, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,871,949 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,247,966 and $6,495,932, respectively, by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014, respectively. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contracts if NGCL fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party’s bank loans

As of June 30, 2014 and December 31, 2013, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area:

	Six Months Ended June 30

	2014		2013
				Long Lived
	Sales Revenue	Long Lived Assets	Sales Revenue	Assets

North America	$2,123,314	$-	$2,723,533	$-

Europe and other region	1,231,682	-	617,428	-

China	69,776,363	124,197,148	23,479,387	128,908,847

Total	$73,131,359	$124,197,148	$26,820,348	$128,908,847

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30

	2014		2013
				Long Lived
	Sales Revenue	Long Lived Assets	Sales Revenue	Assets

North America	$1,554,096	$-	$1,095,453	$-

Europe and other region	705,080	-	206,711	-

China	30,700,879	124,197,148	10,855,663	128,908,847

Total	$32,960,055	$124,197,148	$12,157,827	$128,908,847

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2014 and December 31, 2013, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

The revenue recognition policies for our legacy products, including ATVs, go-karts and EV products, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

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

Results of Operations

Comparison of Six Months Ended June 30, 2014 and 2013

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income

	For Six Months			For Six Months
	Ended	% Of		Ended	% Of		Change In	Change
	June 30, 2014	Revenue		June 30, 2013	Revenue		Amount	In %

REVENUES, NET	$73,131,359	100.0%		$26,820,348	100.0%		$46,311,011	172.7%
COST OF GOODS SOLD	(61,049,862)	(83.5%	)	(20,640,696)	(77.0%	)	(40,409,166)	195.8%
GROSS PROFIT	12,081,497	16.5%		6,179,652	23.0%		5,901,845	95.5%
Research and development	(2,143,930)	(2.9%	)	(1,362,156)	(5.1%	)	(781,774)	57.4%

Selling and distribution expenses	(507,151)	(0.7%	)	(161,034)	(0.6%	)	(346,117)	214.9%
General and administrative expenses	(9,643,944)	(13.2%	)	(2,025,243)	(7.6%	)	(7,618,701)	376.2%
(LOSS) INCOME FROM OPERATIONS	(213,528)	(0.3%	)	2,631,219	9.8%		(2,844,747)	(108.1%	)

Interest (expense) income, net	(686,175)	(0.9%	)	(1,287,810)	(4.8%	)	601,635	(46.7%	)
Change in fair value of financial instruments	(3,372,602)	(4.6%	)	(92,339)	(0.3%	)	(3,280,263)	3552.4%

Government grants	153,700	0.2%		49,807	0.2%		103,893	208.6%
Share of (loss) invested in associated company	(92,992)	(0.1%	)	(29,540)	(0.1%	)	(63,452)	214.8%
Share of profit (loss) after tax of JV	1,718,830	2.4%		(10,376)	(0.0%	)	1,729,206	(16665.4%	)

Other income, net	119,827	0.2%		176,513	0.7%		(56,686)	(32.1%	)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,372,940)	(3.2%	)	1,437,474	5.4%		(3,810,414)	(265.1%	)

INCOME TAX (EXPENSE)	(556,135)	(0.8%	)	(244,901)	(0.9%	)	(311,234)	127.1%	)

NET (LOSS) INCOME	$(2,929,075)	(4.0%	)	$1,192,573	4.4%		$(4,121,648)	(345.6%	)

(a) Revenue

For the six months ended June 30, 2014, we had revenues of $73,131,359 as compared to revenues of $26,820,348 for the six months ended June 30, 2013, an increase of $46,311,011 or 172.7% . For the six months ended June 30, 2014 and 2013, 95% and 88%, respectively, of our revenues were derived from the sales of our products in the PRC.

The following table summarizes our revenues as well as the unit sold by product types for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Unit	Sales	Unit	Sales
EV parts	47,484	$42,238,297	-	-
EV products	1,531	21,617,300	632	$3,758,907
Go-Kart	5,610	5,079,004	18,411	15,628,994
ATV	6,231	3,982,277	8,480	4,272,289
Auto generator	1,664	57,933	35,724	1,183,527
Three wheeled motorcycle	2	1,018	179	234,012
OEM - EV	320	155,530	-	-
Utility vehicles (“UTVs”)	-	-	340	863,818
Refitted car	-	-	33	878,801
Total	62,842	$73,131,359	63,799	$26,820,348

EV Parts

During the six months ended June 30, 2014, our revenues from the sale of EV parts were $42,238,297. We started the EV parts business in the first quarter of 2014, and our revenue for the six months ended June 30, 2014 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products. Of the total EV parts sales to the JV Company for the six months ended June 30, 2014, approximately 72% of the sales were related to the sales of battery packs because the auto industry is highly regulated in China and we hold the necessary production license to manufacture the battery packs used in the manufacturing of Kandi brand’s EVs. Under the JV agreement, our EV manufacturing business will be gradually transferred to the JV Company. We will be primarily responsible for supplying the JV Company with EV parts in the future and the JV Company will be primarily responsible to produce the EV products.

EV Products

We continued to sell certain EV products during the first half of 2014. Our revenues from the sale of EV products increased by $17,858,393 or 475.1% from $3,758,907 for the six months ended June 30, 2013 to $21,617,300 for the six months ended June 30, 2014, representing a 142.2% of increase in unit sales and a 137.4% increase in the average unit price. Of the total sales of EV products for the six months ended June 30, 2014, approximately $21,016,349 or approximately 97% was sold to Shanghai Maple Auto Co., Ltd., an unaffiliated company that holds the country’s vehicle production rights of sedan that qualifies it to sell the products to the end customer. The increased sales of EV products were mainly driven by the demand by Hangzhou Public EV Sharing System (the “Car-Share” Project) and group long-term lease project. The group long-term lease project is a lease model that uses enterprise, community or village as a lease unit and each unit leases a minimum of 100 EVs with a group lease term at a minimum of three years.

Go-Karts

During the six months ended June 30, 2014, our revenues from the sale of go-karts declined by $10,549,990, or 67.5%, primarily as a result of a 69.5% decrease in unit sales as compared to the same period of last year. However, the decline of unit sales was partially was offset by a 6.7% increase in the average unit price during the first six months of 2014. The decrease in go-kart sales was primarily due to the realignment of our product mix for more efficient use of resources to capture more sales opportunities in the fast-growing EV market in China.

ATV

During the six months ended June 30, 2014, our revenues from the sale of ATVs decreased by $290,012, or 6.8%, as a result of a 26.5% decrease in unit sales that was offset in part by a 26.9% increase in the average unit price compared to the same period of 2013. The decrease in revenue was primarily attributable to our continued efforts to optimize our product offering and focus our efforts on the EV market in China. The average unit price increased as more high-end and middle-end products sold during this reporting period.

Auto Generators

During the six months ended June 30, 2014, our sales of auto generators decreased by $1,125,594, or 95.1%, as a result of a 95.3% decrease in unit sales that was partially offset by a 5.1% increase in the average unit price compared to the same period of last year. The decrease in revenue was primarily due to the realignment of Yongkang Scrou’s product offering to focus on manufacturing automobile motors, air-conditioning systems, controllers, and accelerator pedals for EVs.

Motorcycles

During the six months ended June 30, 2014, our revenues from the sale of three-wheeled motorcycles declined by $232,994 or 99.6%, as a result of a 98.9% of decrease in unit sales and a 61.1% decrease in the average unit price compared to the same period of last year. The decrease was primarily because we adjusted our product offering and focused more efforts on increasing EV demand in the China auto market.

OEM – EV

During the six months ended June 30, 2014, our revenues from our OEM business were $155,530. We started our OEM business in the second quarter of 2014, and our sales for the six months ended June 30, 2014 were primarily derived from assembling EV products for Kandi Jinhua, a wholly-owned subsidiary of the JV Company. Indirectly through our 50% ownership interest in the JV Company, we have a 50% economic interest in Kandi Jinhua.

UTV

During the six months ended June 30, 2014, our utility vehicles (“UTVs”) revenue was nil. This is mainly due to our continued efforts to optimize our product offering and focused our efforts on increasing EV demand in the China auto market. Therefore, we stopped manufacturing UTV products.

Refitted Car

During the six months ended June 30, 2014, we did not record any revenue from this business line as we discontinued manufacturing this product in the third quarter of 2013 to focus our efforts on the China EV auto market.

The following table shows the breakdown of our revenues from our customers during the six months ended June 30, 2014 and 2013 by geographical markets based on the location of the customer:

	Six Months Ended June 30,
	2014		2013
	Sales	Percentage	Sales	Percentage
North America	$2,123,314	3%	$2,723,533	10%
China	69,776,363	95%	23,479,387	88%
Europe & other region	1,231,682	2%	617,428	2%
Total	$73,131,359	100%	$26,820,348	100%

(b) Cost of goods sold

Cost of goods sold during the six months ended June 30, 2014 was $61,049,862, representing an increase of $40,409,166 or 195.8% from $20,640,696 in the corresponding period of 2013. This increase was primarily due to the corresponding increased sales for the six months ended June 30, 2014. However, the increase in cost of goods sold outpaced the growth of our revenues, which was largely due to relatively less profitable raw material purchases in our newly-added EV parts product line, and the sale of EV parts accounted for 57.8% of total revenue for the six months ended June 30, 2014. As a result, cost of goods sold for our EV parts product line comprised the majority, or 62.8%, of the total cost of goods sold for the six months ended June 30, 2014. The battery sales accounted the majority of our EV parts sales and its corresponding cost of goods sold accounted for 47.6% of total cost of goods sold.

For the six months ended June 30, 2014, excluding the battery business mentioned above, our cost of raw materials had a percentage increase of 0.23% compared to the sales increase in the same period of time year over year.

Excluding the battery business mentioned above, total wages and salaries for the six months ended June 30, 2014, had an increase of 0.34% compared to the sale increase in the same period of time year over year.

Excluding the battery business mentioned above, our other overhead costs for the six months ended June 30, 2014 had a decrease of 4.43% compared to the sales increase in the same period of time year over year.

For the six months ended June 30, 2014, raw material costs comprised approximately 95.4% of total cost of goods sold, labor costs comprised approximately 1.5% of total cost of goods sold, and manufacturing overhead comprised approximately 3.1% of the total cost of goods sold. For the six months ended June 30, 2013, raw material costs comprised approximately 88.8% of total cost of goods sold, labor costs comprised approximately 2.6% of total cost of goods sold, and manufacturing overhead comprised approximately 8.6% of the total cost of goods sold.

(c) Gross profit

Gross profit for the first six months of 2014 was $12,081,497 as compared to $6,179,652 for the same period last year, an increase of $5,901,845 or 95.5% . This increase was primarily attributable to the increase in our revenue. However, our gross margin in the first six months of 2014 decreased to 16.5% compared to 23.0% for the same period of 2013. The decreased gross margin was mainly because the majority of our revenue growth during the first half year came from the relatively less profitable EV parts product lines, which had 9.2% of gross margin compared to 16.5% of gross margin for the company as a whole.

(d) Selling and distribution expenses

Selling and distribution expenses were $507,151 for the six months ended June 30, 2014, compared to $161,034 for the same period in 2013, an increase of $346,117 or 214.9% . This increase was primarily attributable to warranty expenses of $303,647 for repair and maintenance charged during the second quarter of 2014. We contracted a qualified third party to provide repair and maintenance works for the 1,620 units we sold of Kandi 7001 series EV sedans. The total price of this service is $3,176,080 and will be amortized over three years. Excluding this charge, our selling and distribution expenses increased $42,470 or 26.4% as compared to the same period of last year. The increase was largely due to the increased expenses in trade shows and advertising as we increased our sales and marketing efforts this year.

(e) General and administrative expenses

General and administrative expenses were $9,643,944 for the first six months ended June 30, 2014, compared to $2,025,243 for the same period in 2013, an increase of $7,618,701 or 376.2% . For the six months ended June 30, 2014, general and administrative expenses included $4,429,247 in expenses for common stock awards to employees and consultants for their services, compared to $53,042 for the same period in 2013. Excluding stock award costs, our net general and administrative expenses for the six months ended June 30, 2014 were $5,214,697, an increase of $3,242,496 or 164.4% over the $1,972,201 of such expenses for the same period of 2013. This increase was primarily attributable to costs related to the capital raise that occurred in the first quarter of 2014.

(f) Research and development

Research and development expenses were $2,143,930 for the six months ended June 30, 2014, compared to $1,362,156 from the same period in 2013, an increase of $781,774 or 57.4% . This increase was primarily due to our increased costs of materials, testing and inspection related to the development and commercialization of our new EV model - SMA7005BEV, the development of our new auto air conditioning system, and the development of our EV intelligent control system used in our EV products.

(g) Government grants

Government grants totaled $153,700 for the six months ended June 30, 2014, an increase of $103,893 or 208.6% from $49,807 in the corresponding period in 2013. The increases were largely due to the awards from the Chinese government for promoting local business.

(h) Net interest (expense) income

Net interest expense was $686,175 for the six months ended June 30, 2014, compared to $1,287,810 for the same period last year, a decrease of $601,635 or 46.7% . This change was primarily attributable to an increase in interest income earned on loans made to third parties. For the six months ended June 30, 2014, we recorded interest income of $1,232,135, which included $1,210,287 earned on loans made to third parties and $21,848 earned on bank deposits. For the six months ended June 30, 2014, we recorded interest expense of $1,918,311, which included bank loan interest of $1,169,626 and bond interest of $748,685.

(i) Change in fair value of financial instruments

For the six months ended June 30, 2014, the expense related to changes in the fair value of the derivative liability relating to the warrants issued to investors and placement agents was $3,372,602, compared to $92,339 for the same period of last year, an increase of $3,280,263 or 3,552.4% . The increase was largely due to the increase of our stock price during this year.

(j) Share of (Loss) of Associated Company

Investment losses were $92,992 for the first six months ended June 30, 2014, compared to a loss of $29,540 for the corresponding period in 2013, an increase of $63,452 or 214.8% . For the six months ended June 30, 2014 and 2013, these losses were attributable to our 30% equity interest investment in Jinhua Service. As of June 30, 2014, Jinhua Service ceased its operations and will be dissolved. As a result, we wrote off the remaining investment in this entity and associated liabilities due to this entity.

(k) Share of Profit (Loss) after Tax of the JV Company

The JV Company recorded net income of $2,385,818 for the six-month period ended June 30, 2014. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit, or $1,192,909 for the six-month period ended June 30, 2014. After eliminating intra-entity profits and loss, our share of the after tax profit of the JV Company was $1,718,830 for the six months ended June 30, 2014, compared to a loss of $10,376 representing our share of the JV Company’s loss for the same period of last year. We expect the JV Company will continue to perform well as the demand for EV products continues to grow in China, as evidenced by the orders from Hangzhou Public EV Sharing System (the “Carshare” Project). Also refer to Note 21.

(l) Other Income, Net

Other income was $119,827 for the six months ended June 30, 2014, compared to $176,513 for the same period of last year, a decrease of $56,686, or 32.1% . This decrease was primarily attributable to the decrease in lease income we received during this reporting period.

(m) Net income (loss)

We incurred a net loss of $2,929,075 for the six months ended June 30, 2014, compared to net income of $1,192,573 for the same period in 2013, a change of $4,121,648 or 345.6% . The net loss was primarily attributable to the change in the fair value of warrant derivatives and the expense incurred for stock awards.

Excluding (i) the effects of stock award expenses, which were $4,429,247 and $53,042 for the six months ended June 30, 2014 and 2013, respectively, and (ii) the change of the fair value of financial derivatives, which were expenses of $3,372,602 and $92,339 for the six months ended June 30, 2014 and 2013, respectively, our net income was $4,872,774 (non-GAAP) for the six months ended June 30, 2014 as compared to net income of $1,337,954 (non-GAAP) for the same period of 2013, an increase of $3,534,820 or 264.2%. The increase in such net income was primarily attributable to the increase of revenue and gross profits during the first half year of 2014.

The Company makes reference to certain non-GAAP financial measure, i.e., the adjusted net income. Management believes that such adjusted term is useful to investors in evaluating the Company’s operating performance because it presents a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with GAAP.

	Six Months Ended June 30
	2014	2013
GAAP net (loss) income	$(2,929,075)	$1,192,573
Stock award expenses	4,429,247	53,042
Change of the fair value of financial derivatives	3,372,602	92,339
Non-GAAP net income	4,872,774	1,337,954

Comparison of Three Months Ended June 30, 2014 and 2013

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income.

	For Three			For Three
	Months Ended	% Of		Months Ended	% Of		Change In	Change
	June 30, 2014	Revenue		June 30, 2013	Revenue		Amount	In %

REVENUES, NET	$32,960,055	100.0%		$12,157,827	100%		$20,802,228	171.1%
COST OF GOODS SOLD	(25,738,967)	(78.1%	)	(9,350,206)	(76.9%	)	(16,388,761)	175.3%
GROSS PROFIT	7,221,088	21.9%		2,807,621	23.1%		4,413,467	157.2%
Research and development	(971,673)	(2.9%	)	(672,491)	(5.5%	)	(299,182)	44.5%
Selling and distribution expenses	(435,894)	(1.3%	)	(71,420)	(0.6%	)	(364,474)	510.3%
General and administrative expenses	(3,173,178)	(9.6%	)	(1,332,279)	(11.0%	)	(1,840,899)	138.2%
INCOME FROM OPERATIONS	2,640,343	8.0%		731,431	6.0%		1,908,912	261.0%
Interest (expense) income, net	(214,995)	(0.7%	)	(617,601)	(5.1%	)	402,606	(65.2%	)
Change in fair value of financial instruments	8,941,569	27.1%		(1,082,735)	(8.9%	)	10,024,304	(925.8%	)
Government grants	153,700	0.5%		49,807	0.4%		103,893	208.6%
Share of (loss) invested in associated company	(77,187)	(0.2%	)	(15,517)	(0.1%	)	(61,670)	397.4%
Share of loss after tax of JV	(9,526)	(0.0%	)	(10,376)	(0.1%	)	850	(8.2%	)
Other income, net	60,247	0.2%		54,148	0.4%		6,099	11.3%
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	11,494,151	34.9%		(890,843)	(7.3%	)	12,384,994	(1390.3%	)

INCOME TAX (EXPENSE)	(337,066)	(1.0%	)	(153,457)	(1.3%	)	(183,609)	119.6%

NET INCOME (LOSS)	$11,157,085	33.9%		$(1,044,300)	(8.6%	)	$12,201,385	(1168.4%	)

(a) Revenue

For the three months ended June 30, 2014, our revenue was $32,960,055 compared to $12,157,827 for the three months ended June 30, 2013, an increase of $20,802,228 or 171.1% . The increase of revenue was mainly due to the commencement of sales of EV parts in the first quarter of 2014 and increased EV products sales during the second quarter of 2014. The EV products revenue, which was derived primarily from the sale of Kandi 7001 model, increased $11,217,339 or 552.1% year over year. Of the total revenues during the three months ended June 30, 2014, approximately 52.3% of total revenue resulted from the sales of EV parts and approximately 40.2% of total revenues resulted from the sales of EV products. ATV and Go-Kart revenues for the three months ended June 30, 2014 decreased 62.6% and 76.3%, respectively, year over year due to our realignment of our product mix for more efficient use of our resources to grow our business in the fast-growing EV market in China. The OEM business is a newly- added business line during the second quarter mainly to assemble EV products for the JV Company.

The following table summarizes our revenues as well as the unit sold by product types for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Unit	Sales	Unit	Sales
EV parts	29,331	$17,224,231	-	-
EV products	911	13,249,212	330	$2,031,873
Go-Kart	1,774	1,686,355	8,500	7,105,600
ATV	1,002	644,727	3,546	1,722,779
Auto generator	-	-	16,385	549,591
Three wheeled motorcycle	-	-	81	166,349
OEM - EV	320	155,530	-	-
Utility vehicles (“UTVs”)	-	-	100	285,145
Refitted car	-	-	11	296,490
Total	33,338	$32,960,055	28,953	$12,157,827

The following table shows the breakdown of our revenues from our customers during the three months ended June 30, 2014 and 2013 by geographical markets based on the location of the customer:

	Three Months Ended June 30,
	2014		2013
	Sales	Percentage	Sales	Percentage
North America	$1,554,096	5%	$1,095,453	9%
China	30,700,879	93%	10,855,663	89%
Europe & other region	705,080	2%	206,711	2%
Total	$32,960,055	100%	$12,157,827	100%

(b) Cost of goods sold

Cost of goods sold during the three months ended June 30, 2014 was $25,738,967, representing an increase of $16,388,761, or 175.3%, compared to $9,350,206 for three months ended June 30, 2013. This increase was mainly due to the increase in corresponding sales. However, the increase in cost of goods sold outpaced the growth of our revenues, which was largely due to relatively less profitable raw material purchases in our newly-added EV parts product line, and the sale of EV parts accounted for 52.3% of total revenue for the three months ended June 30, 2014. As a result, cost of goods sold for our EV parts product line comprised the majority, or 56.3%, of the total cost of goods sold for the three months ended June 30, 2014. The battery sales’ corresponding cost of goods sold accounted for 26.4% of total cost of goods sold.

For the three months ended June 30, 2014, excluding the battery business mentioned above, our cost of raw materials had a decrease of 0.31% compared to the sales increase in the same period of time year over year.

Excluding the battery business mentioned above, total wages and salaries for the three months ended June 30, 2014, had an increase of 0.63% compared to the sale increase in the same period of time year over year.

Excluding the battery business mentioned above, our other overhead costs for the three months ended June 30, 2014 had a decrease of 5.84% compared to the sales increase in the same period of time year over year.

For the three months ended June 30, 2014, raw material costs comprised approximately 93.7% of total cost of goods sold, labor costs comprised approximately 2.5% of total cost of goods sold, and manufacturing overhead comprised approximately 3.8% of the total cost of goods sold. For the three months ended June 30, 2013, raw material costs comprised approximately 89.2% of total cost of goods sold, labor costs comprised approximately 3.0% of total cost of goods sold, and manufacturing overhead comprised approximately 7.8% of the total cost of goods sold.

(c) Gross profit

Gross profit for the second quarter of 2014 increased 157.2% to $7,221,088, compared to $2,807,621 for the same period last year. This was primarily attributable to our significantly increased revenue during the quarter. Our gross margin decreased to 21.9% compared to 23.1% for the same period of 2013. The decreased gross margin was mainly because a large portion of our revenue growth during the second quarter came from the relatively less profitable EV parts product line, which accounted for 52.3% of total revenue for the quarter and had 15.9% of gross margin compared to 21.9% of gross margin for the company as a whole.

(d) Selling and distribution expenses

Selling and distribution expenses were $435,894for the three months ended June 30, 2014, compared to $71,420 for the same period in 2013, an increase of $364,474 or 510.3% . This increase was primarily attributable to a charge of $303,647 for repair and maintenance warranty during the second quarter of 2014 as discussed above. Excluding this charge, the selling and distribution expenses for the three months ended June 30, 2014 increased $60,827 or 85.2% as compared to the same period of last year, which was largely due to the increases of the expenses in trade shows and advertising as we increased sales and marketing efforts during the quarter.

(e) General and administrative expenses

General and administrative expenses were $3,173,178 for the three months ended June 30, 2014, compared to $1,332,279 for the same period in 2013, an increase of $1,840,899 or 138.2% . For the three months ended June 30, 2014, general and administrative expenses included $1,008,616 in expenses for common stock awards to employees and consultants, compared to $35,350 for the same period in 2013. Excluding stock award costs, our net general and administrative expenses for the three months ended June 30, 2014 were $2,164,562, an increase of $867,633, or 66.9%, from $1,296,929 for the same period of 2013. The increase was largely due to the increased office expenses during the quarter.

(f) Research and development

Research and development expenses were $971,673 for the three months ended June 30, 2014, compared to $672,491 from the same period in 2013, an increase of $299,182 or 44.5% . This increase was primarily due to our increased costs of material, testing and inspection related to the development and commercialization of our new EV model - SMA7005BEV, the development of our new auto air conditioning system, and the development of our EV intelligent control system used in our EV products.

(g) Government grants

Government grants totaled $153,700 for the three months ended June 30, 2014, an increase of $103,893 or 208.6% from $49,807 in the corresponding period in 2013. The increases were largely due to the awards from the Chinese government for promoting local business.

(h) Net interest (expense) income

Net interest expense was $214,995 for the three months ended June 30, 2014, compared to $617,601 for the same period last year, a decrease of $402,606 or 65.2% . This change was primarily attributable to an increase in interest income earned on loans made to third parties. For the three months ended June 30, 2014, we recorded interest income of $748,842, which included $739,145 earned on loans made to third parties and $9,697 earned on bank deposits. For the three months ended June 30, 2014, we recorded interest expense of $963,838, which included bank loan interest of $590,979 and bond interest of $372,859.

(i) Change in fair value of financial instruments

For the three months ended June 30, 2014, the income related to changes in the fair value of derivative liability relating to the warrants issued to investors and placement agents was $8,941,569, compared to an expense of $1,082,735 for the same period of last year, a change of $10,024,304 or 925.8% .

(j) Share of (Loss) of Associated Company

Investment losses were $77,187 for the three months ended June 30, 2014, compared to a loss of $15,517 for the corresponding period in 2013, an increase of $61,670 or 397.4% primarily due to the write-off of our investment in Jinhua Service as this entity ceased operation and will be dissolved. For the three months ended June 30, 2014 and 2013, these losses were attributable to our 30% equity interest investment in Jinhua Service.

(k) Share of Profit (Loss) after Tax of the JV Company

The JV Company recorded a net income of $728,994 for the three-month period ended June 30, 2014. As a result, we recorded 50% of its profit, or $364,497 for the three month period ended June 30, 2014, due to our 50% ownership interest in the JV Company. After eliminating intra-entity profits and losses, our share of the after tax loss of the JV Company was $9,526 for the three months ended June 30, 2014, compared to $10,376 for the same period of last year, a decrease in loss of $850 or 8.2% . Also refer to Note 21.

(l) Other Income, Net

Net other income was $60,247 for the three months ended June 30, 2014, compared to $54,148 for the same period of last year, an increase of $6,099 or 11.3% . The increase was largely due to the sales of scrap.

(m) Net income

Net income was $11,157,085 for the three months ended June 30, 2014, compared to net loss of $1,044,300 for the same period in 2013, a change of $12,201,385 or 1168.4% . The increase in net income was primarily attributable to the change in the fair value of warrants.

Excluding (i) the effects of stock award expenses, which were $1,008,616 and $35,350 for the three months ended June 30, 2014 and 2013, respectively, and (ii) the change of the fair value of financial derivatives, which was an income of $8,941,569 and a expense of $1,082,735 for the three months ended June 30, 2014 and 2013, respectively, our net income was $3,224,132 (non-GAAP) for the three months ended June 30, 2014 as compared to a net income of $73,785 (non-GAAP) for the same period of 2013, an increase of $3,150,347 or 4269.6%. This increase in net income was primarily attributable to the increase of revenue and gross profits during the six-month period.

The Company makes reference to certain non-GAAP financial measure, i.e., the adjusted net income. Management believes that such adjusted term is useful to investors in evaluating the Company’s operating performance because it presents a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended June 30
	2014	2013
GAAP net (loss) income	$11,157,085	$(1,044,300)
Stock award expenses	1,008,616	35,350
Change of the fair value of financial derivatives	(8,941,569)	1,082,735
Non-GAAP net income	3,224,132	73,785

Financial Condition

Liquidity and Capital Resources

Working Capital

We had a working capital surplus of $28,708,114 as of June 30, 2014, compared to a working capital deficit of $34,705,168 as of June 30, 2013.

As of June 30, 2014, the amount of advances to suppliers was $52,841,904, which included the advance of RMB 323 million, or approximately $52,454,650, for a prepayment by Kandi Wanning to an equipment supplier - Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases relating to develop Kandi Wanning’s manufacturing factory in Wanning. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to offset the equipment purchase price upon delivery.

As of June 30, 2014, we had credit lines from commercial banks of $53,266,642, of which $33,778,846 was used as of June 30, 2014.

We believe that our cash flows generated internally may not be sufficient to support the future growth in our operations and to repay short-term bank loans for the next twelve (12) months, if needed. However, we believe our access to existing financing sources and established relationships with PRC banks will enable us to meet our obligations and fund our ongoing operations.

We have historically financed our operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. We believe this situation has not changed and that short-term bank loans will be available on normal trade terms if needed.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2014 were as follows:

Six Months Ended
June 30, 2014
Capital requirements	(In thousands)
Purchase of plant and equipment	$309
Purchases of land use rights	1,670
Purchase of construction in progress	23
Issuance of notes receivable	21,468
Repayments of short-term bank loans	16,764
Repayments of notes payable	16,601
Internal cash used in operations	37,184
Total capital requirements	$94,019

Capital provided
Repayments of notes receivable	26,020
Decrease in restricted cash	2
Proceeds from short-term bank loan	16,764
Proceeds from notes payable	13,021
Common stock and warrants issued	11,068
Warrant exercise	22,448
Other financing activities	4,406
Decrease in cash	1,475
Total capital provided	$95,204

For further information, see the Statement of Cash Flows.

The difference between capital provided and capital requirement is the effect of exchange rate changes over the past six months.

Cash Flow

For the six months ended June 30, 2014, cash used in operating activities was $37,184,388, as compared to cash used in operating activities of $16,260,637 for the six months ended June 30, 2013. The major operating activities that provided cash for the six months ended June 30, 2014 were an increase in accounts payable of $31,083,370 and a decrease in accounts receivable of $11,955,855. The major operating activities that used cash for the six months ended June 30, 2014 were net loss of $2,929,075, an increase in receivables from JV of $31,680,191, an increase in prepayment and prepaid expenses of $44,194,377, and an increase in inventories of $8,544,033.

Cash provided by investing activities for the six months ended June 30, 2014 was $2,550,376, as compared to cash used in investing activities of $36,267,144 for the six months ended June 30, 2013. Cash provided by investing activities for the six months ended June 30, 2014 was primarily the result of the repayment of notes receivable of $26,020,234. Cash used in investing activities for the six months ended June 30, 2014 was primarily the result of the issuance of notes receivable of $21,468,326.

Cash provided by financing activities for the six months ended June 30, 2014 was $34,342,308, as compared to cash provided by financing activities of $51,261,846 for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of proceeds from short-term loans of $16,764,023, proceeds from notes payable of $13,020,600, common stock and warrants issued of $11,067,734, and warrant exercises of $22,447,914. Cash used in financing activities for the six months ended June 30, 2014 was primarily the result of repayment of short-term loans of $16,764,023 and repayments of notes payable of $16,601,265.

As of June 30, 2014, we had unrestricted cash of $11,287,620. Our total current assets were $146,098,513, and our total current liabilities were $117,390,399, which resulted in a net working capital of $28,708,114.

Recent Development Activities:

On July 1, 2014, Mr. Zhou Guohui, Head of Science and Technology Department of Zhejiang Province, Mr. Li Shufu, Chairman of the Board of Directors of the JV Company and Mr. Hu Xiaoming, President of the JV Company, made a special visit to Mr. Wan Gang, the Minister of PRC Ministry of Science and Technology, presenting the industrial development of the JV Company, the group long-term lease project, and the business model utilizing pure electric vehicles in Hangzhou Public EV Sharing System (the “Car-Share” Project), by which Minister Wan provided full support and promised to go to Hangzhou in furtherance of promotion at an appropriate time.

On July 9, 2014, the first supplier conference of the JV Company was successfully held in Hangzhou First World Hotel. The mutual goal was to seize opportunities to achieve win-win outcomes. With an aim to strengthen communication between the JV Company and its suppliers, so as to establish an effective platform and beneficial long-term relationships, the conference attracted more than 160 suppliers across the country. In the conference, the debut of Kandi’s "Urban Beauty" EV model was made. This EV model was newly developed by the JV Company. All delegates showed great interest as the level of intelligence in this newly developed pure electrical vehicle largely exceeds previous standard.

At the same time, a research institute aimed at developing small-size electric vehicle was established to meet market demand and fulfill customer’s need and Mr. Yu Wei was appointed as the head of the institute.

From April to July 2014, government officials from many pilot cities for new energy vehicle visited the JV Company to learn more about the business model of the “Car-Share” Project and group long-term lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Our operations are conducted mainly in The People’s Republic of China (the “PRC”). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Chinese Renminibi (“RMB”), which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and RMB currencies.

Economic and Political Risks

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment in the PRC and foreign currency exchange. Our performance may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2014. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to significant deficiencies in internal controls, which, in the aggregate, lead to a conclusion that a material weakness exists in the control environment as follows:

1.

We have a lack of adequate policies and procedures in internal audit function, which may potentially result in: (1) lack of communication between our internal audit department and the Audit Committee and our Board of Directors; (2) insufficient internal audit work to ensure that our policies and procedures have been carried out as planned.

2.	There was no self-assessment performed by the Audit Committee to assess the effectiveness of its in oversight of management.

3.	We have an inadequate design of internal controls over the approval procedures for related-party transactions.

Changes in Internal Control over Financial Reporting

During the first six months of 2014, we took the initiative to enhance the effective and timely communication between our internal audit department and our Audit Committee. We reorganized our internal audit department so that the head of such department reports directly to the Audit Committee on any reportable issue to enhance the independence and objectivity of the internal audit function. In addition, the internal audit department revisited the policies and procedures of internal audit and made modification to keep internal audit workflow in compliance with SEC requirements. On May 30, 2014, the Audit Committee of the Board of Directors held a special meeting and approved the new Internal Audit Activity Charter.

During the first six months of 2014, the Board of Directors also evaluated the design of internal controls over the approval procedures for related-party transactions, and developed a set of revised approval procedures for related-party transactions. On May 30, 2014, the Audit Committee of the Board of Directors held a special meeting and approved the new Management Policy on Related Party Transactions.

In July 2014, the Chairman of the Audit Committee of the Board of Directors met with our management, our internal audit team and our independent auditor to review the progress of implementation of the remediation measures and spearheaded a comprehensive remediation plan to fully address the deficiencies in our internal controls. We intend to complete the project in a timely fashion and will conduct quarterly assessments of the state of our financial reporting measures and systems, as a whole.

Aside from the remediation measures that we initiated during this reporting period described above, there was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2013, the Company received a subpoena from the SEC seeking the production of various categories of documents in an investigation entitled In the Matter of Kandi Technologies Group, Inc. The Company has cooperated fully with the SEC's investigation and intends to continue doing so by providing whatever documents and other information requested. The Company has no information at present regarding the duration or outcome of the investigation. The November 21, 2013 subpoena stated that the investigation is a fact-finding inquiry and its existence does not mean that any laws have been violated. While impossible to predict definitively, the Company does not anticipate a negative result.

Item 1A. Risk Factors.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports. As of June 30, 2014, our SOX certifying officers concluded that, the Company’s disclosure controls and procedures were not effective as of June 30, 2014, due to significant deficiencies in internal controls, which, in the aggregate, lead to a conclusion that a material weakness exists in the control environment.

As a result, we are in the process of improving our internal control procedures. Although we believe that we achieved significant progress in addressing the identified material weaknesses, in our view, such efforts have not yet yielded the results required to fully remediate the material weaknesses. This remediation work is ongoing and we intend to complete it in a timely fashion. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Kandi Technologies Group, Inc.

Date: August 11, 2014	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)