Form 10-Q
period 2014-09-30
Kandi Technologies Group, Inc.
filed 2014-11-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
Yes [   ]      No [X]

As of November 5, 2014, the registrant had issued and outstanding 46,274,855 shares of common stock, par value $0.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$49,500,712	$12,762,369
Restricted cash	12,995,452	1,636
Accounts receivable	13,982,830	31,370,862
Inventories, net of provision for slow moving inventory of $350,328 and $352,734 as of September 30, 2014 and December 31, 2013, respectively	14,599,901	9,187,714
Notes receivable	6,061,184	13,794,094
Other receivables	448,152	556,904
Prepayments and prepaid expenses	412,122	505,513
Due from employees	43,792	34,272
Advances to suppliers	58,777,479	8,867,074
Amount due from JV Company, net	52,028,753	2,917,592
Deferred tax	-	13,706
Total Current Assets	208,850,377	80,011,736

LONG-TERM ASSETS

Plant and equipment, net	26,134,626	29,333,516
Land use rights, net	15,740,126	14,453,191
Construction in progress	55,491	16,356
Deferred taxes	-	81,076
Investment in associated company	-	96,838
Investment in JV Company	82,544,376	79,331,930
Goodwill	322,591	322,591
Intangible assets	597,924	659,496
Total Long-Term Assets	125,395,134	124,294,994

TOTAL ASSETS	$334,245,511	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September	December
	30,	31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$55,568,073	$22,843,143
Other payables and accrued expenses	4,847,485	2,422,613
Short-term bank loans	22,417,154	34,020,281
Customer deposits	152,030	44,404
Notes payable	12,995,452	16,683,023
Income tax payable	1,317,504	1,362,828
Due to employees	433,033	10,297
Due to related party	-	-
Deferred taxes	426,767	-
Financial derivatives - liability	2,571,326	9,256,827
Total Current Liabilities	100,728,824	86,643,416

LONG-TERM LIABILITIES

Deferred tax	1,299,882	1,009,477
Bond payable	12,995,452	13,084,724
Financial derivatives - liability	9,488,193	15,042,994
Total Long-Term Liabilities	23,783,527	29,137,195

TOTAL LIABILITIES	124,512,351	115,780,611
STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 46,274,855 and 37,012,904 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	46,275	37,013
Additional paid-in capital	189,385,630	76,754,774
Retained earnings (the restricted portion is $3,807,551 and $3,807,551 at September 30, 2014 and December 31, 2013, respectively)	14,723,713	4,119,086
Accumulated other comprehensive income	5,577,542	7,615,246
TOTAL STOCKHOLDERS’ EQUITY	209,733,160	88,526,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,245,511	$204,306,730

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE, NET	$44,206,992	$17,145,512	$117,338,351	$43,975,463

COST OF GOODS SOLD	(38,698,452)	(13,032,352)	(99,748,314)	(33,673,048)

GROSS PROFIT	5,508,540	4,113,160	17,590,037	10,302,415

OPERATING EXPENSES:
Research and development	(391,097)	(500,864)	(2,535,027)	(1,863,020)
Selling expenses	(432,365)	(102,380)	(939,516)	(263,414)
General and administrative	(2,076,749)	(2,893,935)	(11,720,693)	(4,826,622)
Total operating expenses	(2,900,211)	(3,497,179)	(15,195,236)	(6,953,056)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,608,329	615,981	2,394,801	3,349,359

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(711,119)	(1,184,282)	(1,397,294)	(2,472,377)
Change in fair value of financial instruments	10,187,277	(6,864,624)	6,814,675	(6,956,963)
Government grants	63,584	11,077	217,284	60,884
Share of gain (loss) in associated companies	38,702	(15,787)	(54,290)	(45,327)
Share of (loss) profit after tax of JV	2,038,388	(109,641)	3,757,218	(120,017)
Other income, net	21,814	40,647	141,641	217,160
Total other income (expense), net	11,638,646	(8,122,610)	9,479,234	(9,316,640)

INCOME (LOSS) FROM CONTINUING OPERATION BEFORE PROVISION FOR INCOME TAXES	14,246,975	(7,506,629)	11,874,035	(5,967,281)

PROVISION FOR INCOME TAXES	(713,273)	(257,222)	(1,269,408)	(502,123)

INCOME (LOSS) FROM CONTINUING OPERATION	13,533,702	(7,763,851)	10,604,627	(6,469,404)

DISCONTINUED OPERATION
Loss from discontinued operation	-	(350,320)	-	(452,194)
Gain from disposition of discontinued operation	-	425,129	-	425,129
NET INCOME(LOSS) FROM DISCONTINUED OPERATION	-	74,809	-	(27,065)

NET INCOME (LOSS)	13,533,702	(7,689,042)	10,604,627	(6,496,469)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(109,112)	322,798	(2,037,704)	1,632,143

COMPREHENSIVE INCOME (LOSS)	$13,424,590	$(7,366,244)	$8,566,923	$(4,864,326)

EARNINGS (LOSS) PER SHARE:
Basic	$0.31	$(0.21)	$0.26	$(0.19)
Diluted	$0.31	$(0.21)	$0.26	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	43,214,455	37,020,321	41,327,666	33,965,100
Diluted	43,530,185	37,020,321	41,462,490	33,965,100

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$10,604,627	$(6,496,469)
Net (loss) income from discontinued operation		(27,065)
Net (loss) income from continuing operation	10,604,627	(6,469,404)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,157,606	6,144,086
Deferred taxes	808,725	677,912
Change of derivative instrument’s fair value	(6,814,675)	6,956,963
Loss in investment in associated company	54,290	45,327
Share of (profit) loss after tax of JV	(3,757,218)	120,017

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	17,190,113	16,665,031
Inventories	(5,480,008)	(14,846,384)
Other receivables and prepaid expenses	105,092	(805,480)
Due from employees	413,441	5,187
Prepayments and prepaid expenses	(49,927,475)	(6,661,365)
Amount due from JV	(49,177,160)	-

Increase (Decrease) In:
Accounts payable	32,911,627	(144,929)
Other payables and accrued liabilities	2,441,464	(963,422)
Customer deposits	108,031	388,714
Due to related party	-	-
Due to JV company	-	20,040,119
Income tax payable	(36,060)	(222,100)
Net cash (used in) provided by operating activities	$(46,397,580)	$20,930,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(813,246)	(44,250)
Purchases of land use rights	(1,667,986)	-
Purchase of construction in progress	(39,283)	-
Issuance of notes receivable	(21,698,986)	(1,972,619)
Repayments of notes receivable	29,344,951	310,674
Investment in Joint Venture Company	-	(80,366,213)
Disposal of subsidiary	-	64,292,970
Disposal of associated company	(96,268)
Deposit for disposal of subsidiary	-	12,858,594
Assets acquisition, net of deposit	-	(39,524,103)
Net cash provided by (used in) investing activities	$5,029,182	$(44,444,947)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(13,006,018)	$4,820,363
Proceeds from short-term bank loans	28,616,816	29,735,499
Repayments of short-term bank loans	(39,998,504)	(28,931,837)
Proceeds from notes payable	13,007,644	68,473,621
Repayments of notes payable	(16,584,746)	(66,543,224)
Common stock and warrants issued	78,155,627	26,387,498
Warrant exercise	22,447,914	3,848,134
Option exercise & other financing	6,429,622	85,200
Repayment of bond		(12,858,594)
Net cash provided by financing activities	79,068,355	25,016,660

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,699,957	1,501,985
Effect of exchange rate changes on cash	(961,614)	(1,188,737)
Cash and cash equivalents at beginning of period	12,762,369	12,135,096
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,500,712	$12,448,344

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,305,468	$724,223
Interest paid	$1,748,140	$2,959,231

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

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China’s leading producers and manufacturers of electrical vehicle products, all-terrain vehicles, go-karts, specialized utility vehicles and a variety of other specialty vehicles for sale in the People’s Republic of China (the “PRC”) and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart is as follows:

* The box with dotted-line border represents the entity that has ceased operation and was dissolved in July 2014.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% interest. Kandi New Energy was established in accordance with relevant Chinese government regulations on automobile manufacturing enterprises, which prohibit foreign ownership of greater than 50%. Kandi New Energy currently holds vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles (”Special-purpose Vehicles”) and production rights (license) on manufacturing battery packs used in Kandi brand EVs. Kandi New Energy supplies battery packs for Kandi brand electric vehicles (“EVs”).

Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, had a 30% ownership interest in Jinhua Service. As of September 30, 2014, Jinhua Service ceased its operations and was dissolved. Jinhua Services was established in order to provide public charging stations for lead-acid batteries for EVs in Jinhua city. Currently, most of EV customers in Jinhua have the ability to charge their EVs by themselves. Since self-charging is more cost-effective and most of them have switched to self-charging, Jinhua Service ceased its operations and was dissolved accordingly.

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

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing is engaged in the production of EVs. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Changxing.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses ) of Kandi Wanning. Hainan Province is planned as an international tourism island by the Chinese government and there is a high possibility that all non-EV vehicles will be banned from use within the province. Therefore, the Company believes EV business has a great potential growth rate in Hainan province. To capture this opportunity, the Company signed an agreement with Wanning city government and invested a total of RMB 1 billion to develop a factory in Wanning with an annual production of 100,000 EVs . Currently, Kandi Wanning is planning to launch its trial production by 2015. According to the JV Agreement, once Kandi Wanning becomes fully operational, its entire equity interests will be transferred to the JV Company.In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest in the Service Company.

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

NOTE 2 – LIQUIDITY

As of September 30, 2014, the Company’s working capital surplus was $108,121,553.

As of September 30, 2014, the amount of advances to suppliers was $58,777,479, which included the advance of RMB353 million or approximately $57,342,430 for a prepayment by Kandi Wanning to an equipment supplier - Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to offset the equipment purchase price upon delivery.

As of September 30, 2014, the Company had credit lines from commercial banks of $41,910,331, of which $35,412,606 was used as of September 30, 2014.

The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months, if needed. However, the Company believes its access to existing financing sources, including its $71 million registered direct offering financing completed on September 4, 2014 and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 4, 2014, the Company raised approximately $71.00 million before deducting fees to the placement agent and other offering expenses incurred by the Company from the sale to six institutional investors of an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share. As part of the transaction terms, the Company also issued to the investors warrants for the purchase of up to 743,024 shares of common stock at an exercise price of $21.50 per share, which warrants have a term of 17 months from the date of issuance.

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

The financial information included herein for the three-month and nine-month periods ended September 30, 2014 and 2013 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(v)	Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) (a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles)

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees.

(vi)	Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”) (a 50% owned subsidiary of Kandi Vehicles)

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

(xiii)	Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) (a 30% owned subsidiary of Kandi Vehicles), which was dissolved in July 2014.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2014, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in Carrying Value as of September 30, 2014	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$49,500,712	$49,500,712	-	-
Restricted cash	12,995,452	12,995,452	-	-
Warrants	12,059,519	-	-	12,059,519

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

Restricted cash, as of September 30, 2014 and December 31, 2013, represented time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of September 30, 2014, the Company’s restricted cash was $12,995,452.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of September 30, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of September 30, 2014 and December 31, 2013, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of September 30, 2014, prepayments included advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $391,097 and $500,864 for the three months ended September 30, 2014 and 2013, respectively. Research and development expenses were $2,535,027 and $1,863,020 for the nine months ended September 30, 2014 and 2013, respectively.

(n) Government Grant

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three and nine months ended September 30, 2014 and 2013, $63,584 and $11,077, and $217,284 and $60,844, respectively, were received by Kandi Vehicle from the PRC government.

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

	September 30,	December 31,	September 30,
	2014	2013	2013
Period end RMB : USD exchange rate	6.1560	6.1140	6.1514
Average RMB : USD exchange rate	6.1502	6.1982	6.2215

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

The stock-based option expense for the three and nine months ended September 30, 2014 was $0. See Note 18.

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. As of September 30, 2014, the Company determined that goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of September 30, 2014.

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

NOTE 8 – CONCENTRATIONS

(a) Customers

For the nine-month period ended September 30, 2014, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Sales		Accounts Receivable
	Nine Months	Nine Months
	Ended	Ended
	September	September	September	December
	30,	30,	30,	31,
Major Customers	2014	2013	2014	2013

Kandi Electric Vehicles (Changxing) Co., Ltd.	44%	-	47%	-
Shanghai Maple Auto Co., Ltd	15%	-	2%	52%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	21%	-	-	-

For the three-month period ended September 30, 2014, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
	September	September	September	December
	30,	30,	30,	31,
Major Customers	2014	2013	2014	2013

Kandi Electric Vehicles (Changxing) Co., Ltd.	49%	-	47%	-
Kandi Electric Vehicles (Shanghai) Co., Ltd.	30%	-	-	-

Both Kandi Changxing and Kandi Shanghai are wholly-owned subsidiaries of the JV Company. The Company indirectly has a 50% economic interest in each of Kandi Changxing and Kandi Shanghai through its 50% ownership interest in the JV Company. For the nine months ended September 30, 2014, the Company sold $33,655,560 and $10,427,219 of battery packs, body parts, motors, air conditioning units, and other auto parts to Kandi Changxing and Kandi Shanghai, respectively. The balance due from both Kandi Changxing and Kandi Shanghai were included in amount due from JV Company, net on the Company’s balance sheets. See Note 21.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Suppliers

For the nine-month period ended September 30, 2014, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended	September	December 31,
	September 30,	September 30,	30,
Major Suppliers	2014	2013	2014	2013

Shandong Henyuan New Energy Tech Co., Ltd.	30%	-	25%	-
Zhejiang Xinneng Automotive Systems Co. Ltd.	16%	-	29%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	11%	-	15%	-

For the three-month period ended September 30, 2014, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2014	2013	2014	2013

Zhejiang Xinneng Automotive Systems Co. Ltd.	38%	-	29%	-
Shandong Henyuan New Energy Tech Co., Ltd.	30%	-	25%	-

NOTE 9 –EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share , which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended September 30, 2014 and 2013, the number of potentially dilutive common shares was 315,730 and 0, respectively. For the nine months ended September 30, 2014 and 2013, the number of potentially dilutive common shares was 134,824 and 0, respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the calculation of earnings per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$13,533,702	$(7,689,042)	$10,604,627	$(6,496,469)
Weighted average shares used in basic computation	43,214,455	37,020,321	41,327,666	33,965,100
Dilutive shares	315,730	-	134,824	-
Weighted average shares used in diluted computation	43,530,185	37,020,321	41,462,490	33,965,100

Earnings (loss) per share:
Basic	$0.31	$(0.21)	$0.26	$(0.19)
Diluted	$0.31	$(0.21)	$0.26	$(0.19)

Also see Note 18.

NOTE 10 - INVENTORIES

Inventories are summarized as follows:

	September	December
	30, 2014	31,
	(Unaudited)	2013
Raw material	$2,240,832	$2,646,041
Work-in-progress	10,141,925	5,065,126
Finished goods	2,567,472	1,829,281
	14,950,229	9,540,448
Less: reserve for slow moving inventories	(350,328)	(352,734)
Inventories, net	$14,599,901	$9,187,714

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September	December 31,
	30, 2014
	(Unaudited)	2013
Notes receivable from unrelated companies:
Due September 30, 2014, interest at 9.6% per annum [1]$	5,809,397	$13,794,094
	5,809,397	13,794,094

Bank acceptance notes:
Bank acceptance notes	251,787	-
Notes receivable	$6,061,184	$13,794,094

Details of Notes receivable from unrelated parties as of December 31, 2013

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of	settlement
				Loan
1	13,794,094	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

Details of Notes receivable from unrelated parties as of September 30, 2014

					Manner of
Index	Amount ($)	Counter party	Relationship	Purpose of Loan	settlement
1	5,809,397	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

NOTE 12 – LAND USE RIGHTS

Land use rights consisted of the following:

	September	December
	30, 2014	31, 2013
	(Unaudited)
Cost of land use rights	$17,778,947	$16,223,208
Less: Accumulated amortization	(2,038,821)	(1,770,017)
Land use rights, net	$15,740,126	$14,453,191

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2014 and December 31, 2013, the net book value of land use rights pledged as collateral for the Company’s bank loans was $6,287,538 and $9,983,647, respectively. Also see Note 14.

The amortization expense for the nine months ended September 30, 2014 and 2013 was $281,143 and $264,181, respectively. The amortization expense for the three months ended September 30, 2014 and 2013 was $97,238 and $88,805, respectively. Amortization expense for the next five years and thereafter is as follows:

2014 (three months)	$93,714
2015	374,857
2016	374,857
2017	374,857
2018	374,857
Thereafter	14,146,984
Total	$15,740,126

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September
	30, 2014	December 31,
	(Unaudited)	2013
At cost:
Buildings	$14,487,064	$14,514,873
Machinery and equipment	10,926,516	10,771,899
Office equipment	276,496	251,690
Motor vehicles	336,093	288,004
Molds	34,433,070	34,230,014
	60,459,239	60,056,480
Less : Accumulated depreciation
Buildings	$(3,356,682)	$(3,010,451)
Machinery and equipment	(10,309,832)	(10,278,409)
Office equipment	(214,751)	(196,303)
Motor vehicles	(243,576)	(228,442)
Molds	(19,841,458)	(16,648,583)
	(33,966,298)	(30,362,188)
Less: provision for impairment for fixed assets	(358,315)	(360,776)
Plant and equipment, net	$26,134,626	$29,333,516

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2014 and December 31, 2013, the net book value of plant and equipment pledged as collateral for bank loans was $8,229,842 and $11,292,649, respectively.

Depreciation expense for nine months ended September 30, 2014 and 2013 was $3,814,892 and $5,818,334, respectively. Depreciation expense for three months ended September 30, 2014 and 2013 was $1,274,860 and $1,789,731, respectively.

NOTE 14 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Loans from Jinhua Bank
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	$1,624,431	$1,635,590

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. Also see Note 12 and Note 13	812,216	817,795

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo and Mr. Lv Qingjiang, and secured by the assets of the Company. Also see Note 12 and Note 13	3,248,863	3,271,181

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 0.927% per month, due January 31, 2015, guaranteed by Yongkang Sanli Metal Co., Ltd.	812,216	817,795

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. The loan was fully repaid. Also see Note 12 and Note 13.	-	12,757,606

Monthly interest only payments at 7.08% per annum, due May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 12 and Note 13.	12,670,565	-

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.60% per annum, due September 4,2014, secured by the assets of the Company, guaranteed by Mr. HuXiaoming. Also see Note 12 and Note 13.	-	6,542,362

Loans from Bank of Shanghai
Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd.	-	4,906,771

Loans from China Ever-growing Bank
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company. The loan was fully repaid.	-	3,271,181
Monthly interest only payments at 7.20% per annum, due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	3,248,863	-
	$22,417,154	$34,020,281

Interest expense for the three months ended September 30, 2014 and 2013 was $558,806 and $576,980, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,728,432, and $1,702,772, respectively.

As of September 30, 2014, the aggregate amount of short-term loans that was guaranteed by various third parties was $22,417,154.

     -      $12,670,565 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

     -      $3,248,863, was guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loan of $4,873,294 was guaranteed by the Company. Also see Note 23. $3,248,863 of the $3,248,863 was guaranteed by Lv Qingjiang and Lv Qingbo, two major shareholders of Zhejiang Kangli Metal Manufacturing Company. Also see Note 23.

     -      $3,248,863 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,873,294 was guaranteed by the Company. Also see Note 23.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     -      $12,670,565 was guaranteed by Nanlong Group Co., Ltd., whose bank loans of $9,746,589 was also guaranteed by the Company. Also see Note 23.

     -      $812,216 was guaranteed by Yonnkang Sanli Metal Co., Ltd.

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

Notes payable are summarized as follows:

	September	December 31,
	30,2014
	(Unaudited)	2013
Bank acceptance notes:
Due March 18, 2014	$-	$1,962,709
Due May 19, 2014	-	8,177,952
Due May 21, 2014	-	6,542,362
Due November 16, 2014	12,995,452	-
Subtotal	$12,995,452	$16,683,023

Notes payable to unrelated companies:
	$-	$-
Subtotal	$-	$-

Total	$12,995,452	$16,683,023

All of the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as a commission on each transaction. Bank charges for notes payable were $0 and $59 for the three months ended September 30, 2014 and 2013, and were $6,498 and $13,824 for the nine months ended September 30, 2014 and 2013.

No restricted cash was held as collateral for the notes payable as of September 30, 2014 and December 31, 2013.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 – BOND PAYABLE

Due Date	Face Value	Coupon	Interest	Interest
		rate	record	pay date
			date

December 27, 2016	$12,995,452	11.5%	December 27	December 27

Total face value	$12,995,452

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

Kandi Vehicle qualifies as a high technology company in the PRC and is entitled to pay CIT at the reduced rate of 15%. However, as the tax policy in the PRC does not allow double tax benefits, the Company’s high technology tax benefit of 10% must be reduced by the research and development tax benefits to which the Company also is entitled, which amount to 25% of an amount equal to 50% of allowable research and development expenses. For the nine months ended September 30, 2014, the Company’s CIT before reduction for the Company’s high technology tax benefit was $447,014, or 25% of the Company’s $1,788,056 taxable income for such period which reduced to $130,563 after giving effect to the Company’s research and development tax credit of $316,449 was 25% of 50% of $2,531,589 allowable research and development expenses for such period. To comply with the PRC policy prohibiting double tax benefits, the Company’s high technology tax benefit for the nine months ended September 30, 2014 was reduced from $178,896, or 10% of the Company’s $1,788,056 attributed taxable income for such period to $52,226 or 2.92% of such taxable income. Since the R&D tax credit is not refundable, the maximum R&D tax credit allowance was limited to the maximum tax due, which was $316,449 for the nine months ended September 30, 2014 combining with the un-utilized portion of R&D tax credit carried forward from the prior period. As a result, the Company’s effective income tax rate for the nine months ended September 30, 2014 was 4.38% after the research and development credit and high technology tax reduction.

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

As of September 30, 2014, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and to states in which the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company had net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2014, the Company was not aware of any pending income tax examinations by the PRC tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the nine months ended September 30, 2014 due to the net operating loss carry forward in the United States.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense (benefit) for the Nine Months Ended September 30, 2014 and 2013 is summarized as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2014	2013
Current:
Provision for CIT	$1,269,408	$842,863
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense (benefit)	$1,269,408	$842,863

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the nine months ended September 30, 2014 and 2013 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2014	2013
Computed “expected” expense	$1,594,293	$897,840
Favorable tax rate	(368,675)	(799,986)
Permanent differences	(877,509)	737,764
Valuation allowance	921,299	7,245
Income tax expense (benefit)	$1,269,408	$842,863

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 are summarized as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September	December
	30, 2014	31, 2013
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$91,904	$47,224
Subtotal	91,904	47,224

Deferred tax assets (liabilities):
Sales cut-off (CIT tax reporting on VAT tax system)	(379,908)	(33,518)
Other	(138,763)
Subtotal	(518,671)	(33,518)

Total deferred tax assets (liabilities) – current portion	(426,767)	13,706

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	-	81,076
Loss carried forward	921,299	3,992,906
Valuation allowance	(921,299)	(3,992,906)
Subtotal	-	81,076

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,299,882)	(1,009,477)
Subtotal	(1,299,882)	(1,009,477)

Total deferred tax assets – non-current portion	(1,299,882)	(928,401)

Net deferred tax assets (liabilities)	$(1,726,649)	$(914,695)

(b) Tax Benefit (Holiday) Effect

For the nine months ended September 30, 2014 and 2013, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the nine months ended September 30, 2014 and 2013.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2014 and 2013 are as follows:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2014	2013
Tax benefit (holiday) credit	$368,675	$489,815
Basic net income per share effect	$0.009	$0.014

NOTE 18 - STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 2,600,000 shares of common stock at an exercise price of $0.80 per share to ten of the Company’s employees and directors. The stock options vested ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . As of September 30, 2014, options for 2,366,672 shares had been exercised and options for 6,668 shares had been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li were to provide to the Company business development services in China in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, options to purchase 250,000 shares vested and became exercisable on March 6, 2010, and options to purchase 100,000 shares vested and became exercisable on June 6, 2010. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. As of September 30, 2014, options for 250,000 shares had been exercised and remaining option to purchase, 100,000 shares were forfeited due to the non-performance of services.

The following is a summary of the stock option activities of the Company:

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2014	326,660	$1.01
Granted	-	-
Exercised	(226,660)	-
Cancelled	(100,000)	1.50
Outstanding as of September 30, 2014	-	0.80

The fair value per share of the 2,600,000 options issued to the employees and directors in February 2009 is $0.7934 per share.

(b) Warrants

On June 26, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013 pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of September 30, 2014 all the Third Round Series A, Series B and Series C warrants had been exercised on a cash basis and the Third Round Placement Agent Warrants, which will expire on July 1, 2016, had a fair value of $8.69 per share.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “Fourth Round Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price shall be reduced by a credit of $0.01, which reflects the price per warrant share paid in connection with the issuance of the Fourth Round Warrants. Consequently, the effective exercise price per warrant share shall be $14.99. The Fourth Round Warrants were immediately exercisable and will expire on January 30, 2015. As of September 30, 2014, the fair value of the Fourth Round Warrants was $7.38 per share.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 19, 2014, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Fourth Round Investors”) pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. As of September 30, 2014, the fair value of the Fourth Round Warrants was $7.26 per share.

On September 4, 2014,the Company entered in a Securities Purchase Agreement with certain purchasers (the “Fifth Round Investors”) pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”). The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share. The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of September 30, 2014, the fair value of the Fifth Round Warrants was $7.52 per share.

In addition, any Fifth Round Investor that invests more than $30 million in the initial offering of shares and warrants in the Fifth Round will have an option to purchase its pro rata share of up to a $30 million of shares, or 1,744,186 shares of common stock and its pro rata share of warrants to purchase an aggregate of up to 313,954 shares of our comment stock at $17.20 for a period commencing from September 4, 2014 and ending on November 17, 2014.

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

The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 would be 670,000 shares according to the estimation of Non-GAAP Net Income of the whole year of 2014 based on the Non-GAAP Net Income of the first nine months of 2014. The compensation expense is recognized in General and Administrative Expenses.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 20 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining
	useful	September
	life as of	30, 2014
	September	(Unaudited)	December
	30,		31, 2013
	2014
Gross carrying amount:
Trade name	7.25 years	$492,235	492,235
Customer relations	7.25 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(122,636)	(84,576)
Customer relations		(75,760)	(52,249)
		(198,396)	(136,825)
Intangible assets, net		$597,924	659,496

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income was $20,524 and $20,524 for the three months ended September 30, 2014 and 2013, respectively, and $61,571 and $61,571 for the nine months ended September 30, 2014 and 2013, respectively.

Amortization expense for the next five years and thereafter is as follows:

2014 (three months)	$20,524
2015	82,095
2016	82,095
2017	82,095
2018	82,095
Thereafter	249,020
Total	$597,924

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

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2014, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has a 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the Nine Months Ended September 30, 2014, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	September 30,
	2014	2013
Condensed income statement information:
Net sales	$46,847,556	$-
Gross income (loss)	7,025,415	-
Net income (loss)	4,398,828	(219,281)
Company’s equity in net income of JV	$2,199,414	$(109,640)

	Nine months ended September
	30,
	2014	2013
Condensed income statement information:
Net sales	$126,763,793	$-
Gross income (loss)	13,944,898	-
Net income (loss)	6,782,272	(240,033)
Company’s equity in net income of JV	$3,391,136	$(120,016)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September	December 31,
	30, 2014	2013
Condensed balance sheet information:
Current assets	$197,823,997	$108,139,053
Noncurrent assets	155,694,228	146,130,466
Total assets	$353,518,225	$254,269,519
Current liabilities	179,144,285	93,772,816
Noncurrent liabilities	8,196,329	-
Equity	166,177,611	160,496,703
Total liabilities and equity	$353,518,225	$254,269,519

During the first nine months of 2014, 99.2% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 7,279 units sold during such period, among which, a total of 1,950 units of EV products were sold during the three months ended September 30, 2014. The growth of sales of EV products was mainly driven by the demand by Hangzhou Public EV Sharing System (the “Car-Share” Project) and group long-term lease project. As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September
	30,
	2014	2013
Investment in JV Company, beginning of the period,	$79,331,930	$-
Investment in JV Company	-	81,282,310
Share of profit (loss)	3,391,136	(120,017)
Intercompany transaction elimination	(544,941)	-
Year 2013 unrealized profit realized	911,023	-
Exchange difference	(544,772)	(1,368)
Investment in JV Company, end of the period	$82,544,376	$81,160,925

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales to our customers, the JV Company’s subsidiaries, for the three and nine months ended September 30, 2014 were $36,071,967 and $78,540,158, respectively, and they were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, of which the majority of sales were to Kandi Changxing amounted to $21,697,691 and $51,271,121, respectively, Kandi Shanghai amounted to $13,334,005 and $24,120,011, respectively and Kandi Jinhua amounted to $1,040,860 and $2,557,746. Theses EV parts were used in manufacturing of pure products by the JV’s Company’s subsidiaries to sell entirely to the JV Company’s customer or Shanghai Maple Auto Co., Ltd.(“Shanghai Maple”). Shanghai Maple holds the country’s vehicle production rights of sedan, equivalent to license, that qualifies it to sell the EV products to the end customers. Shanghai Maple is 90% owned by Geely and 10% owned by Zhejiang Maple Asset Management Co. Ltd. According to the JV agreement, before the JV Company receives vehicle production rights (license), the JV Company and its subsidiaries all may sell their products through the channel of Shanghai Maple’s vehicle production rights (license) to the end customers or the Service Company, which purchased and used the cars in Hangzhou Public EV sharing System and group long-term lease project. Of the total sales to the JV Company and its subsidiaries for the nine months ended September 30, 2014, approximately 78% of the sales were related to the sales of battery packs because Kandi New Energy holds a production rights (license) to manufacture requisite battery packs used in manufacturing of Kandi brand’s EVs. Under the JV agreement, the Company’s EV product manufacturing business will be gradually transferred to the JV Company. The Company will be mainly responsible for supplying the JV Company with EV parts in the future and the JV Company will be responsible to produce EV products and to sell finished goods through channel to its end customers.

As of September 30, 2014 and December 31, 2013, the amount due from the JV Company, net was $52,028,753 and $2,917,592, respectively, of which the majority was the balances with Kandi Changxing and Kandi Shanghai. As of September 30, 2014 and December 31, 2013, the amount due from Kandi Changxing, net was $33,817,187 and $1,576,408, respectively, and the amount due from Kandi Shanghai, net was $10,414,241 and $0, respectively.

NOTE 22 –ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September	December
	30,	31,
	2014	2013
	(Unaudited)
Accounts receivable	$13,982,830	$31,370,862
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$13,982,830	$31,370,862

During the nine months ended September 30, 2014 and 2013, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $2,784,596 and $5,227,616, respectively. During the three months ended September 30, 2014 and 2013, the Company sold products to Kandi USA Inc., amounting to $597,481 and $2,150,564, respectively. As of September 30, 2014 and December 31, 2013, outstanding receivable due from Eliteway was $955,302 and $ 2,800,958, respectively.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mr. Hu Wangyuan is the sole shareholder and officer of Eliteway, which serves as a U.S. importer of the Company’s products. Mr. Hu Wangyuan is the adult son of the Company’s Chairman and Chief Executive Officer, Mr. Hu Xiaoming. As of and for the nine months ended September 30, 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm’s length without preferential terms compared with other customers that placed orders comparable in size or volume.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and Pledged collateral for third party bank loans

As of September 30, 2014, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to	Amount
Zhejiang Kangli Metal Manufacturing Company.	$4,873,294
Zhejiang Shuguang industrial Co., Ltd.	4,873,294
Nanlong Group Co., Ltd.	9,746,589
Total	$19,493,177

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $4,873,294 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

On March 4, 2014, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,873,294 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,248,863 and $6,497,726, respectively, by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014, respectively. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contracts if NGCL fails to perform its obligations as set forth therein.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2014 and December 31, 2013, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area:

	Nine Months Ended September 30,
	2014		2013
				Long Lived
	Sales	Long Lived	Sales	Assets
	Revenue	Assets	Revenue

North America	$2,703,468	$-	$4,388,519	$-

Europe and other region	3,302,120	-	1,010,655	-

China	111,332,763	125,395,134	38,576,289	127,580,275

Total	$117,338,351	$125,395,134	$43,975,463	$127,580,275

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,

	2014		2013
				Long Lived
	Sales	Long Lived	Sales	Assets
	Revenue	Assets	Revenue

North America	$580,154	$-	$1,664,986	$-

Europe and other region	2,070,438	-	393,227	-

China	41,556,400	125,395,134	15,087,299	127,580,275

Total	$44,206,992	$125,395,134	$17,145,512	$127,580,275

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of September 30, 2014 and December 31, 2013, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

The revenue recognition policies for our legacy products, including all-terrain vehicles (“ATVs”), go-karts and electric vehicle (“EV”) products, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

Warranty Liability

Most of our non-EV products (the “Legacy Products”) are exported out of China to foreign countries that have legal and regulatory requirements with which we are not familiar with. Development of warranty policies for our Legacy Products in each of these countries would be virtually impossible and prohibitively expensive. Therefore, we provide price incentives and free parts to our customers and in exchange, our customers establish appropriate warranty policies and assume warranty responsibilities. Consequently, warranty issues are taken into consideration during the price negotiation for our products. The free parts are delivered along with the products, and when products are sold, the related parts are recorded as cost of goods sold. Due to the reliable quality of our products, we have been able to maintain this warranty policy and we have not had any product liabilities attributed to the quality of our products.

For the EV products that we sell in China, there is a three-year or 50,000 kilometer manufacturer warranty. This warranty affects us through our participation and investment in the JV Company, which manufactures the EVs.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2014 and 2013.

	For Three			For Three
	Months			Months
	Ended	% Of		Ended	% Of		Change In	Change
	9/30/2014	Revenue		9/30/2013	Revenue		Amount	In %

REVENUES, NET	$44,206,992	100.0%		$17,145,512	100.0%		$27,061,480	157.8%

COST OF GOODS SOLD	(38,698,452)	(87.5%	)	(13,032,352)	(76.0%	)	(25,666,100)	196.9%

GROSS PROFIT	5,508,540	12.5%		4,113,160	24.0%		1,395,380	33.9%

Research and development	(391,097)	(0.9%	)	(500,864)	(2.9%	)	109,767	(21.9%	)

Selling and marketing	(432,365)	(1.0%	)	(102,380)	(0.6%	)	(329,985)	322.3%

General and administrative	(2,076,749)	(4.7%	)	(2,893,935)	(16.9%	)	817,186	(28.2%	)

INCOME FROM OPERATIONS	2,608,329	5.9%		615,981	3.6%		1,992,348	323.4%

Interest (expense), net	(711,119)	(1.6%	)	(1,184,282)	(6.9%	)	473,163	(40.0%	)

Change in fair value of financial instruments	10,187,277	23.0%		(6,864,624)	(40.0%	)	17,051,901	(248.4%	)

Government grants	63,584	0.1%		11,077	0.1%		52,507	474.0%

Share of income (loss) in associated companies	38,702	0.1%		(15,787)	(0.1%	)	54,489	(345.2%	)

Share of profit (loss) after tax of JV Company	2,038,388	4.6%		(109,641)	(0.6%	)	2,148,029	(1959.1%	)

Other income, net	21,814	0.0%		40,647	0.2%		(18,833)	(46.3%	)

INCOME (LOSS) FROM CONTINUING OPERATION BEFORE INCOME TAXES	14,246,975	32.2%		(7,506,629)	(43.8%	)	21,753,604	(289.8%	)

INCOME TAX EXPENSE	(713,273)	(1.6%	)	(257,222)	(1.5%	)	(456,051)	177.3%

INCOME (LOSS) FROM CONTINUING OPERATION	13,533,702	30.6%		(7,763,851)	(45.3%	)	21,297,553	(274.3%	)

(a) Revenue

For the three months ended September 30, 2014, our revenue was $44,206,992 compared to $17,145,512 for the three months ended September 30, 2013, an increase of $27,061,480 or 157.8% . The increase in revenue was mainly due to the increased EV parts sales during the third quarter of 2014.

EV Parts

Among our total revenues during the three months ended September 30, 2014, approximately $35,805,450, or 81.0%, resulted from the sale of EV parts. We started the EV parts business in the first quarter of 2014, and our revenue of EV parts increased $18,581,219 or 107.9% in the third quarter as compared to the second quarter of 2014. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products. Of the total EV parts revenue during the three months ended September 30, 2014, approximately $30,404,499, or 84.9%, resulted from the sale of battery packs.

EV Products

Among our total revenues during the three months ended September 30, 2014, approximately $741,109, or 1.7%, resulted from the sale of EV products. The EV products revenue decreased $2,109,392, or 74.0% in the quarter ended September 30, 2014 as compared to the corresponding period last year. Under our agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., a 99%-owned subsidiary of Geely Automobile Holdings Ltd. in March 2013, our EV products manufacturing business will be gradually transferred to the JV Company. We will be primarily responsible for supplying the JV Company with EV parts in the future and the JV Company will be primarily responsible for the production of the EV products.

ATV, Go-Karts and OEM - EV

ATV and Go-Kart revenues for the three months ended September 30, 2014 decreased 34.7% and 48.5%, respectively, year over year due to our realignment of our product mix for more efficient use of our resources to grow our business in the fast-growing EV market in China. The OEM business that was added during the second quarter of 2014 mainly to assemble EV products for the JV Company accounted $ 271,635, or 0.6% of total revenue, for the third quarter.

The following table summarizes our revenues as well as the number of units sold by product types for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Unit	Sales	Unit	Sales
EV parts	29,142	$35,805,450	-	-
EV products	135	741,109	494	$2,850,501
Go-Kart	5,117	5,104,327	10,296	9,909,296
All-terrain vehicles (“ATVs”)	4,070	2,284,471	5,824	3,500,309
Auto generator	-	-	8,225	276,280
Three wheeled motorcycle	-	-	58	146,736
OEM - EV	579	271,635	-	-
Utility vehicles (“UTVs”)	-	-	100	287,067
Refitted car	-	-	6	175,323
Total	39,043	$44,206,992	25,003	$17,145,512

The following table shows the breakdown of our revenues from our customers during the three months ended September 30, 2014 and 2013 by geographical markets based on the location of the customers:

	Three Months Ended September 30,
	2014		2013
	Sales	Percentage	Sales	Percentage
North America	$580,154	1%	$1,664,986	10%
China	41,556,400	94%	15,087,299	88%
Europe & other regions	2,070,438	5%	393,227	2%
Total	$44,206,992	100%	$17,145,512	100%

(b) Cost of goods sold

Cost of goods sold during the three months ended September 30, 2014 was $38,698,452, representing an increase of $25,666,100, or 196.9%, compared to $13,032,352 for three months ended September 30, 2013. This increase was mainly due to the increase in corresponding sales. However, the increase in cost of goods sold as a percentage of revenue outpaced the growth of our revenues, which was largely due to relatively less profitable raw material purchases in our newly-added EV parts product line. The sale of EV parts accounted for 81.0% of total revenue for the three months ended September 30, 2014. As a result, cost of goods sold for our EV parts product line comprised the majority, or 83.7%, of the total cost of goods sold for the three months ended September 30, 2014. The cost of goods sold of our battery sales accounted for 71.3% of total cost of goods sold.

For the three months ended September 30, 2014, excluding the battery business mentioned above, our cost of raw materials decreased 1.52% compared to the sales increase year over year.

Excluding the battery business mentioned above, total wages and salaries for the three months ended September 30, 2014, increased 3.66% compared to the sales increase year over year.

Excluding the battery business mentioned above, our other overhead costs for the three months ended September 30, 2014 increased 1.84% compared to the sales increase year over year.

For the three months ended September 30, 2014, raw material costs comprised approximately 94.3% of total cost of goods sold, labor costs comprised approximately 1.9% of total cost of goods sold, and manufacturing overhead comprised approximately 3.8% of the total cost of goods sold. For the three months ended September 30, 2013, raw material costs comprised approximately 85.7% of total cost of goods sold, labor costs comprised approximately 2.5% of total cost of goods sold, and manufacturing overhead comprised approximately 11.8% of the total cost of goods sold.

(c) Gross profit

Gross profit for the third quarter of 2014 increased 33.9% to $5,508,540, compared to $4,113,160 for the same period last year. This was primarily attributable to our significantly increased revenue during the quarter. Our gross margin decreased to 12.5% compared to 24.0% for the same period of 2013. The decreased gross margin was mainly because the majority of our revenue growth during the third quarter came from the relatively less profitable EV parts product line, which accounted for 81.0% of total revenue for the quarter and had gross margin of 9.6% compared to gross margin of 12.5% for the company as a whole.

(d) Selling and distribution expenses

Selling and distribution expenses were $432,365 for the three months ended September 30, 2014, compared to $102,380 for the same period in 2013, an increase of $329,985 or 322.3% . This increase was primarily attributable to a charge of $264,108 for repair and maintenance warranty during the third quarter of 2014 as discussed above. Excluding this charge, the selling and distribution expenses for the three months ended September 30, 2014 increased $65,877, or 64.3%, as compared to the same period of last year, which was largely due to increased shipping and handling expenses during the quarter.

(e) General and administrative expenses

General and administrative expenses were $2,076,749 for the three months ended September 30, 2014, compared to $2,893,935 for the same period in 2013, a decrease of $817,186 or 28.2% . For the three months ended September 30, 2014, general and administrative expenses included $2,024,550 in expenses for common stock awards to employees and consultants, compared to $28,000 for the same period in 2013. Excluding stock award costs, our net general and administrative expenses for the three months ended September 30, 2014 were $52,199, a decrease of $2,813,736 or 98.2%, from $2,865,935 for the same period of 2013. The decease was primarily because the costs for our registered direct offering consummated during this third quarter were directly deducted from its gross proceeds, while the costs related to our capital raises during the corresponding period last year were included in our general administrative expenses.

(f) Research and development

Research and development expenses were $391,097 for the three months ended September 30, 2014, compared to $500,864 from the same period in 2013, a decrease of $109,767 or 21.9% . This decrease was primarily due to the certain machinery were used in our R&D process in the past few quarters while being used to regular operation during the current period.

(g) Government grants

Government grants totaled $63,584 for the three months ended September 30, 2014, an increase of $52,507, or 474.0%, from $11,077 in the corresponding period in 2013. The increases were largely due to the subsidies we received from the Chinese government for promoting local business.

(h) Net interest (income) expense

Net interest expense was $711,119 for the three months ended September 30, 2014, compared to $1,184,282 for the same period last year, a decrease of $473,163 or 40.0% . This change was primarily attributable to an increase in interest income earned on loans made to third parties. For the three months ended September 30, 2014, we recorded interest income of $220,911, which included $201,528 earned on loans made to third parties and $19,383 earned on bank deposits. For the three months ended September 30, 2014, we recorded interest expense of $932,030, which included bank loan interest of $558,805 and bond interest of $373,225.

(i) Change in fair value of financial instruments

For the three months ended September 30, 2014, the gain related to changes in the fair value of derivative liability relating to the warrants issued to investors and placement agents was $10,187,277, compared to a loss of $6,864,624 for the same period of last year, a change of $17,051,901 or 248.4% . The gain on the changes in the fair value of derivative liability is due to the decrease of the fair value price of the derivative which was primarily attributable to two factors. Firstly, it was caused by the decrease of the Company’s stock price of the common stock underlying the warrants issued on September 4, 2014, which decreased from $17.13 on the issuance date to $12.99 on September 30, 2014. Secondly, it was due to the passage of remaining life of the existing outstanding warrants (excluding the warrants issued in September 2014), especially a significant portion of the warrants will expire in January 2015.

(j) Share of (loss) of associated company

Investment gains were $38,702 for the three months ended September 30, 2014, compared to a loss of $15,787 for the corresponding period in 2013, a change of $54,489, or 345.2%, primarily due to the liquidation of our investment in Jinhua Service as this entity was dissolved in the third quarter of 2014. For the three months ended September 30, 2014 and 2013, these gains or losses were attributable to our 30% equity interest investment in Jinhua Service.

(k) Share of profit (loss) after tax of the JV Company

For the three months ended September 30, 2014, the JV Company’s net sales was $46,847,556, gross income improved to $7,025,415, and net income increased to $4,398,828.

For the three-month period ended September 30, 2014, based on equity method of accounting we recorded equity income of $2,199,414, or 50% of the net profit of $4,398,828 of the JV Company due to our 50% ownership interest in the JV Company. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $2,038,388 for the three months ended September 30, 2014, compared to a loss of $109,640 for the same period of last year, an increase in income of $2,148,029 or 1,959.1% .

During the three months ended September 30, 2014, a total of 1,950 units of EV products were sold by the JV Company. According to the public Notice No. 54 issued by China’s Ministry of Industry and Information Technology and State Administration of Taxation, three of Kandi's pure EV models were chosen to be on the first approved list of New Energy Vehicles to qualify for a purchase tax exemption at the amount of 10% of the vehicle’s total purchase price, effective September 1, 2014 for three years. In anticipation of such an incentive policy, a number of customers had postponed their purchases until after September 1, 2014 to enjoy the tax exemption benefits, which negatively impacted the JV Company’s sales of EV products during this July and August.

(l) Other income, net

Net other income was $ 21,814 for the three months ended September 30, 2014, compared to $40,647 for the same period of last year, a decrease of $18,833 or 46.3% .

(m) Net income from continuing operation

Net income was $ 13,533,702 for the three months ended September 30, 2014, compared to net loss of $ 7,763,851 for the same period in 2013, a change of $21,297,553 or 274.3% . The increase in net income was primarily attributable to increased revenue and gross profits, and the gain from the change in the fair value of derivative securities.

Excluding (i) the effects of stock award expenses, which were $2,024,550 and $28,000 for the three months ended September 30, 2014 and 2013, respectively, and (ii) the change of the fair value of financial derivatives, which was an income of $10,187,277 and a expense of $6,864,624 for the three months ended September 30, 2014 and 2013, respectively, our net income (non-GAAP) was $5,370,975 for the three months ended September 30, 2014 as compared to a net loss (non-GAAP) of $871,227 (non-GAAP) for the same period of 2013, an increase of $6,242,202. This increase in net income (non-GAAP) was primarily attributable to the increase of revenue and gross profits during the three-month period.

We make reference to certain non-GAAP financial measure, i.e., the adjusted net income. Management believes that such adjusted financial result is useful to investors in evaluating our operating performance because it presents a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with measures of financial performance prepared in accordance with GAAP.

	Three Months Ended
	September 30
	2014	2013
GAAP net income (loss) from continuing operations	$13,533,702	$(7,763,851)
Stock award expenses	2,024,550	28,000
Change of the fair value of financial derivatives	(10,187,277)	6,864,624
Non-GAAP net income (loss) from continuing operations	5,370,975	(871,227)

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2014 and 2013.

	For Nine			For Nine
	Months			Months
	Ended	% Of		Ended	% Of		Change In	Change
	9/30/2014	Revenue		9/30/2013	Revenue		Amount	In %

REVENUES, NET	$117,338,351	100.0%		$43,975,463	100.0%		$73,362,888	166.8%

COST OF GOODS SOLD	(99,748,314)	(85.0%	)	(33,673,048)	(76.6%	)	(66,075,266)	196.2%

GROSS PROFIT	17,590,037	15.0%		10,302,415	23.4%		7,287,622	70.7%

Research and development	(2,535,027)	(2.2%	)	(1,863,020)	(4.2%	)	(672,007)	36.1%

Selling and marketing	(939,516)	(0.8%	)	(263,414)	(0.6%	)	(676,102)	256.7%

General and administrative	(11,720,693)	(10.0%	)	(4,826,622)	(11.0%	)	(6,894,071)	142.8%

INCOME FROM OPERATIONS	2,394,801	2.0%		3,349,359	7.6%		(954,558)	(28.5%	)

Interest (expense), net	(1,397,294)	(1.2%	)	(2,472,377)	(5.6%	)	1,075,083	(43.5%	)

Change in fair value of financial instruments	6,814,675	5.8%		(6,956,963)	(15.8%	)	13,771,638	(198.0%	)

Government grants	217,284	0.2%		60,884	0.1%		156,400	256.9%

Share of (loss) in associated companies	(54,290)	0.0%		(45,327)	(0.1%	)	(8,963)	19.8%

Share of profit after tax of JV	3,757,218	3.2%		(120,017)	(0.3%	)	3,877,235	(3230.6%	)

Other income, net	141,641	0.1%		217,160	0.5%		(75,519)	(34.8%	)

INCOME (LOSS) FROM CONTINUING OPERATION BEFORE INCOME TAXES	11,874,035	10.1%		(5,967,281)	(13.6%	)	17,841,316	(299.0%

INCOME TAX EXPENSE	(1,269,408)	(1.1%	)	(502,123)	(1.1%	)	(767,285)	152.8%

INCOME (LOSS) FROM CONTINUING OPERATION	$10,604,627	9.0%		$(6,469,404)	(14.7%	)	$17,074,031	(263.9%	)

(a) Revenue

For the nine months ended September 30, 2014, we had revenues of $117,338,351 as compared to revenues of $43,975,463 for the nine months ended September 30, 2013, an increase of $73,362,888 or 166.8% . For the nine months ended September 30, 2014 and 2013, 95% and 88%, respectively, of our revenues were derived from the sales of our products in the People’s Republic of China (the “PRC”).

The following table summarizes our revenues as well as the number of units sold by product types for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Unit	Sales	Unit	Sales
EV parts	76,626	$78,044,020	-	-
EV products	1,666	22,358,409	1,126	$6,619,011
Go-Kart	10,727	10,183,331	28,707	25,538,290
All-terrain vehicles (“ATVs”)	10,301	6,266,748	14,304	7,772,598
Auto generator	1,664	57,660	43,949	1,459,807
Three wheeled motorcycle	2	1,018	237	380,748
OEM - EV	899	427,165	-	-
Utility vehicles (“UTVs”)	-	-	440	1,150,885
Refitted car	-	-	39	1,054,124
Total	101,885	$117,338,351	8,802	$43,975,463

EV Parts

During the nine months ended September 30, 2014, our revenues from the sale of EV parts were $78,044,020. We started the EV parts business in the first quarter of 2014, and our revenue for the nine months ended September 30, 2014 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products. Of the total EV parts sales to the JV Company for the nine months ended September 30, 2014, approximately 78% of the sales were related to the sales of battery packs because the auto industry is highly regulated in China and we hold the necessary production license to manufacture the battery packs exclusively used in Kandi brand name’s EVs manufactured by the JV Company. We are primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for producing EV products.

EV Products

We continued to sell certain EV products during the first nine months of 2014. Our revenues from the sale of EV products increased by $15,739,398 or 237.8% from $6,619,011 for the nine months ended September 30, 2013 to $22,358,409 for the nine months ended September 30, 2014, representing a 48.0% increase in unit sales and a 128.3% increase in the average unit price. Of the total sales of EV products for the nine months ended September 30, 2014, approximately $21,007,072, or 94%, was sold to Shanghai Maple Auto Co., Ltd., an unaffiliated company that holds the vehicle production rights in the PRC that permit it to sell the products to the end customers. The increased sales of EV products were mainly driven by the demand by Hangzhou Public EV Sharing System (the “Car-Share Project”) and group long-term lease project. The group long-term lease project is a lease model that uses enterprise, community or village as a lease unit and each unit leases a minimum of 100 EVs with a group lease term at a minimum of three years.

Go-Karts

During the nine months ended September 30, 2014, our revenues from the sale of go-karts declined by $15,354,959, or 60.1%, primarily as a result of a 62.6% decrease in unit sales as compared to the same period of last year. However, the decline of unit sales was partially offset by a 6.7% increase in the average unit price during the first nine months of 2014. The decrease in go-kart sales was primarily due to the realignment of our product mix for more efficient use of resources to capture more sales opportunities in the fast-growing EV market in China.

ATV

During the nine months ended September 30, 2014, our revenues from the sale of ATVs decreased by $1,505,850, or 19.4%, as a result of a 28.0% decrease in unit sales that was offset in part by a 12.0% increase in the average unit price compared to the same period of 2013. The decrease in revenue was primarily attributable to our continued efforts to optimize our product offering and focus our efforts on the EV market in China. The average unit price increased as more high-end and middle-end products were sold during this reporting period.

Auto Generators

During the nine months ended September 30, 2014, our sales of auto generators decreased by $1,402,147, or 96.1%, as a result of a 96.2% decrease in unit sales that was partially offset by a 4.3% increase in the average unit price compared to the same period of last year. The decrease in revenue was primarily due to the realignment of Yongkang Scrou’s product offering to shift focus to the manufacturing of automobile motors, air-conditioning systems, controllers, and accelerator pedals for EVs.

Motorcycles

During the nine months ended September 30, 2014, our revenues from the sale of three-wheeled motorcycles declined by $379,730 or 99.7%, as a result of a 99.2% decrease in unit sales and a 68.3% decrease in the average unit price compared to the same period of last year. The decrease was primarily because we adjusted our product offering and focused more efforts on increasing EV demand in the China auto market. We expect to continue to phase out our sales of motorcycles in the future.

OEM – EV

During the nine months ended September 30, 2014, our revenues from our OEM business were $427,165. We started our OEM business in the second quarter of 2014, and our sales for the nine months ended September 30, 2014 were primarily derived from assembling EV products for Kandi Jinhua, a wholly-owned subsidiary of the JV Company. Indirectly through our 50% ownership interest in the JV Company, we have a 50% economic interest in Kandi Jinhua.

UTV

During the nine months ended September 30, 2014, our utility vehicles (“UTVs”) revenue was nil. This is mainly due to our continued efforts to optimize our product offering and focused our efforts on increasing EV demand in the China auto market. Therefore, we stopped manufacturing UTV products.

Refitted Car

During the nine months ended September 30, 2014, we did not record any revenue from this business line as we discontinued manufacturing this product in the third quarter of 2013 to focus our efforts on the China EV auto market.

The following table shows the breakdown of our revenues from our customers during the nine months ended September 30, 2014 and 2013 by geographical markets based on the location of the customer:

	Nine Months Ended September 30,
	2014		2013
	Sales	Percentage	Sales	Percentage
North America	$2,703,468	2%	$4,388,519	10%
China	111,332,763	95%	38,576,289	88%
Europe & other region	3,302,120	3%	1,010,655	2%
Total	$117,338,351	100%	$43,975,463	100%

(b) Cost of goods sold

Cost of goods sold during the nine months ended September 30, 2014 was $99,748,314, representing an increase of $66,075,266 or 196.2% from $33,673,048 in the corresponding period of 2013. This increase was primarily due to the corresponding increased sales for the nine months ended September 30, 2014. However, the increase in cost of goods sold outpaced the growth of our revenues, which was largely due to relatively less profitable raw material purchases in our newly-added EV parts product line, and the sale of EV parts accounted for 66.5% of total revenue for the nine months ended September 30, 2014. As a result, cost of goods sold for our EV parts product line comprised the majority, or 70.9%, of the total cost of goods sold for the nine months ended September 30, 2014. The battery sales accounted for the majority of our EV parts sales and its corresponding cost of goods sold accounted for 56.8% of total cost of goods sold.

For the nine months ended September 30, 2014, excluding the battery business mentioned above, our cost of raw materials had a percentage increase of 0.36% compared to the sales increase in the same period of time year over year.

Excluding the battery business mentioned above, total wages and salaries for the nine months ended September 30, 2014, had an increase of 1.66% compared to the sale increase in the same period of time year over year.

Excluding the battery business mentioned above, our other overhead costs for the nine months ended September 30, 2014 had a decrease of 2.59% compared to the sales increase in the same period of time year over year.

For the nine months ended September 30, 2014, raw material costs comprised approximately 95.0% of total cost of goods sold, labor costs comprised approximately 1.7% of total cost of goods sold, and manufacturing overhead comprised approximately 3.3% of the total cost of goods sold. For the nine months ended September 30, 2013, raw material costs comprised approximately 87.6% of total cost of goods sold, labor costs comprised approximately 2.6% of total cost of goods sold, and manufacturing overhead comprised approximately 9.8% of the total cost of goods sold.

(c) Gross profit

Gross profit for the first nine months of 2014 was $17,590,037 as compared to $10,302,415 for the same period last year, representing an increase of $7,287,622 or 70.7% . This increase was primarily attributable to the increase in our revenue. However, our gross margin in the first nine months of 2014 decreased to 15.0% compared to 23.4% for the same period of 2013. The decreased gross margin was mainly because the majority of our revenue growth during the first nine months of the year came from the relatively less profitable EV parts product lines, which had a gross margin of 9.4% compared to the average gross margin of 15.0% for the Company as a whole.

(d) Selling and distribution expenses

Selling and distribution expenses were $939,516 for the nine months ended September 30, 2014, compared to $263,414 for the same period in 2013, representing an increase of $676,102 or 256.7% . This increase was primarily attributable to warranty expenses of $567,755 for repair and maintenance charged during the second quarter and the third quarter of 2014. We contracted a qualified third party to provide repair and maintenance services for the 1,620 Kandi 7001 series EV sedans we have sold. The total price of this service is $3,176,080, which will be amortized over three years. Excluding this charge, our selling and distribution expenses increased $108,347, or 41.1%, as compared to the same period of last year. The increase was largely due to the increased expenses in trade shows and advertising as we increased our sales and marketing efforts this year as well as the shipping and handling costs.

(e) General and administrative expenses

General and administrative expenses were $11,720,693 for the nine months ended September 30, 2014, compared to $4,826,622 for the same period in 2013, representing an increase of $6,894,071 or 142.8% . For the nine months ended September 30, 2014, general and administrative expenses included $6,453,797 in expenses for common stock awards to employees and consultants for their services, compared to $81,042 for the same period in 2013. Excluding stock award costs, our net general and administrative expenses for the nine months ended September 30, 2014 were $5,266,896, an increase of $521,316, or 11.0%, over $4,745,580 for the same period of 2013. This increase was primarily attributable to costs related to the capital raises consummated this January and March.

(f) Research and development

Research and development expenses were $2,535,027 for the nine months ended September 30, 2014, compared to $1,863,020 from the same period in 2013, representing an increase of $672,007 or 36.1% . This increase was primarily due to our increased costs of materials, testing and inspection related to the development and commercialization of our new EV model - SMA7005BEV, the development of our new auto air conditioning system, and the development of our EV intelligent control system used in our EV products.

(g) Government grants

Government grants totaled $217,284 for the nine months ended September 30, 2014, representing an increase of $156,400, or 256.9%, from $60,884 in the corresponding period in 2013. The increases were largely due to the subsidies we received from the Chinese government for promoting local business.

(h) Net interest (income) expense

Net interest expense was $1,397,294 for the nine months ended September 30, 2014, compared to $2,472,377 for the same period last year, representing a decrease of $1,075,083 or 43.5% . This change was primarily attributable to an increase in interest income earned on loans made to third parties. For the nine months ended September 30, 2014, we recorded interest income of $1,453,047, which included $1,411,815 earned on loans made to third parties and $41,232 earned on bank deposits. For the nine months ended September 30, 2014, we recorded interest expense of $2,850,341, which included bank loan interest of $1,728,432 and bond interest of $1,121,909.

(i) Change in fair value of financial instruments

For the nine months ended September 30, 2014, the gain related to changes in the fair value of the derivative liability relating to the warrants issued to investors and placement agents was $6,814,675, compared to a loss of $6,956,963 for the same period of last year, a change of $13,771,638 or 198.0% . The gain on the changes in the fair value of derivative liability is due to the decrease of the fair value price of the derivative which was primarily attributable to two factors. Firstly, it was caused by the decrease of the Company’s stock price of the common stock underlying the warrants issued on September 4, 2014, which decreased from $17.13 on the issuance date to $12.99 on September 30, 2014. Secondly, it was due to the passage of remaining life of the existing outstanding warrants (excluding the warrants issued in September 2014), especially a significant portion of the warrants will expire in January 2015.

(j) Share of (loss) of associated company

Investment losses were $54,290 for the first nine months ended September 30, 2014, compared to a loss of $45,327 for the corresponding period in 2013, an increase of $8,963 or 19.8% . For the nine months ended September 30, 2014 and 2013, these losses were attributable to our 30% equity ownership of Jinhua Service. In July 2014, Jinhua Service ceased its operations and was dissolved. As a result, we wrote off the remaining investment in this entity and associated liabilities due to this entity.

(k) Share of profit (loss) after tax of the JV Company

For the nine months ended September 30, 2014, the JV Company’s net sales was $126,763,793, gross income was $13,944,898, and net income of $6,782,272.

The JV Company recorded net income of $6,782,272 for the nine-month period ended September 30, 2014. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit, or $ 3,391,136 for the nine-month period ended September 30, 2014. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $3,757,218 for the nine months ended September 30, 2014, compared to a loss of $120,016 representing our share of the JV Company’s loss for the same period of last year, an increase in income of $3,877,235.

During the first nine months of 2014, 99.2% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 7,279 units sold during such period. We expect the JV Company will continue to perform well as the demand for EV products continues to grow in China evidenced by the increased orders from the Car-Share Project and group long-term lease project.

(l) Other income, net

Other income was $141,641 for the nine months ended September 30, 2014, compared to $217,160 for the same period of last year, a decrease of $75,519, or 34.8% . This decrease was primarily attributable to the decrease in lease income we received during this reporting period.

(m) Net income (loss) from continuing operation

We achieved net income of $10,604,627 for the nine months ended September 30, 2014, compared to net loss of $6,469,404 for the same period in 2013, a change of $17,074,031 or 263.9% . The net income was primarily attributable to increased revenue and gross profits, and the gain from the change in the fair value of warrant derivatives.

Excluding (i) the effects of stock award expenses, which were $6,453,797 and $81,042 for the nine months ended September 30, 2014 and 2013, respectively, and (ii) the change of the fair value of financial derivatives, which were a gain of $6,814,675 and a loss of $6,956,963 for the nine months ended September 30, 2014 and 2013, respectively, our net income (non-GAAP) was $10,243,749 for the nine months ended September 30, 2014 as compared to net income (non-GAAP) of $568,601 for the same period of 2013, an increase of $9,675,148 or 1,701.6% . The increase in such net income was primarily attributable to the increase of revenue and gross profits during the first nine months of 2014.

We make reference to certain non-GAAP financial measures, i.e., the adjusted net income. Management believes that such adjusted financial result is useful for investors in evaluating our operating performance because it presents a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with GAAP.

	Nine Months Ended September 30
	2014	2013
GAAP net income (loss) from continuing operations	$10,604,627	$(6,469,404)
Stock award expenses	6,453,797	81,042
Change of the fair value of financial derivatives	(6,814,675)	6,956,963
Non-GAAP net income from continuing operations	10,243,749	568,601

Financial Condition Liquidity and Capital Resources Working Capital

We had a working capital surplus of $108,121,553 as of September 30, 2014, compared to a working capital deficit of $24,027,852 as of September 30, 2013.

As of September 30, 2014, the amount of advances to suppliers was $58,777,479, which included the advance of RMB353 million, or approximately $57,342,430, for a prepayment by Kandi Wanning to an equipment supplier - Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases relating to developing Kandi Wanning’s manufacturing factory in Wanning city, Hainan province. The equipment will be purchased and delivered according to the construction schedule and development of Kandi Wanning. This advance will be used to offset the equipment purchase price upon delivery.

As of September 30, 2014, we had credit lines from commercial banks of $41,910,331, of which $35,412,606 was used as of September 30, 2014.

We believe that our cash flows generated internally may not be sufficient to support the future growth in our operations and to repay short-term bank loans for the next twelve (12) months, if needed. However, we believe our access to existing financing sources, including our registered direct offering completed on September 4, 2014 and established relationships with PRC banks will enable us to meet our obligations and fund our ongoing operations.

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

On September 4, 2014, we closed a registered direct placement with institutional investors and raised approximately $71 million from selling our common stock at a price of $17.20 per share. We issued a total of 4,127,908 shares to the institutional investors. As part of the transaction, we also issued to the investors warrants for the purchase of up to 743,024 shares of common stock at an exercise price of $21.50 per share, which have a term of 17 months from the date of issuance until February 4, 2016. In addition, any investor that invested more than $30 million in the initial offering of shares and warrants received an option to purchase its pro rata share of up to $30 million of additional shares, or 1,744,186 shares of common stock, and its pro rata share of warrants to purchase an aggregate of up to 313,954 shares of comment stock at $17.20 per share until November 17, 2014. The gross proceeds from this offering were $71 million. After deducting offering expenses, the net proceeds will be used for general working capital purposes.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2014 were as follows:

Nine Months
Ended
September
30, 2014
Capital requirements	(In
thousands)
Purchase of plant and equipment	$813
Purchases of land use rights	1,668
Purchase of construction in progress	39
Issuance of notes receivable	21,699
Repayments of short-term bank loans	39,999
Repayments of notes payable	16,585
Internal cash used in operations	46,398
Total capital requirements	$127,201

Capital provided
Repayments of notes receivable	29,345
Increase in restricted cash	(13,006)
Proceeds from short-term bank loan	28,617
Proceeds from notes payable	13,008
Common stock and warrants issued	78,156
Warrant exercise	22,448
Other financing activities	6,430
Increase in cash	(37,700)
Total capital provided	$127,298

The difference between capital provided and capital required is caused by the exchange rate changes over the past nine months.

Cash Flow

For the nine months ended September 30, 2014, cash used in operating activities was $46,397,580, as compared to cash provided by operating activities of $20,930,272 for the nine months ended September 30, 2013. The major operating activities that provided cash for the nine months ended September 30, 2014 were net income of $10,604,627, an increase in accounts payable of $32,911,627 and a decrease in accounts receivable of $17,190,113. The major operating activities that used cash for the nine months ended September 30, 2014 were an increase in receivables from the JV Company of $49,177,160, and an increase in prepayment and prepaid expenses of $49,927,475. Cash provided by investing activities for the nine months ended September 30, 2014 was $ 5,029,182, as compared to cash used in investing activities of $44,444,947 for the nine months ended September 30, 2013. Cash provided by investing activities for the nine months ended September 30, 2014 was primarily the result of the repayment of notes receivable of $ 29,344,951. Cash used in investing activities for the nine months ended September 30, 2014 was primarily the result of the issuance of notes receivable of $21,698,986.

Cash provided by financing activities for the nine months ended September 30, 2014 was $ 79,068,355, as compared to cash provided by financing activities of $25,016,660 for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of proceeds from short-term loans of $28,616,816, proceeds from notes payable of $13,007,644, proceeds from common stock and warrants issued of $78,155,627, and proceeds from warrant exercises of $22,447,914. Cash used in financing activities for the nine months ended September 30, 2014 was primarily the result of repayment of short-term loans of $39,998,504, repayments of notes payable of $16,584,746,and placement of restricted cash of $13,006,018.

As of September 30, 2014, we had unrestricted cash of $ 49,500,712. Our total current assets were $208,850,377, and our total current liabilities were $100,728,824, which resulted in a net working capital of $108,121,553.

Recent Development Activities:

During the quarter ended September 30, 2014 and the subsequent period, the Car-Share Project had been through significant development in the cities of Shanghai, Chengdu and Nanjing. Shanghai Jinshan Car-Share Project was launched in August 2014 with the first 208 Kandi Brand EVs delivered. The Car-Share Project is anticipated to be launched in Chengdu city by the end of this year with 1,000 Kandi Brand EVs to be delivered. It will soon be launched in Nanjing city. Purchasers of Kandi's SMA7000BEV and SMA7001BEV models are the ultimate beneficiaries, on a per car basis, the national government subsidy of RMB 47,500.00 (Approximately $7,738.00) and the local government subsidy of RMB 47,500.00 (Approximately $7,738.00) from provincial government and municipal government combined at both Chengdu (Sichuan province) and Nanjing (Jiangsu province). Additionally, these two vehicle models also qualify for free license plates in Shanghai. The license plates in Shanghai are auctioned to the public at an average price between RMB70,000.00 to RMB80,000.00 ($11,410.00 to $13,040.00) per license plate.

On September 30, 2014, the new pure electric vehicle model KD17 "Cyclone", jointly developed by us and Geely Automobile Holdings Ltd., passed the evaluation done by the executive team of the JV Company. "Cyclone" is a five-door, four-seat vehicle with spacious and comfortable seating area. The vehicle utilizes newly developed triple element non-polymer battery and central control system featuring in both touch screen and conventional buttons. "Cyclone" achieved multiple domestic automobile golden standards and is currently under the examination by China’s Ministry of Industry and Information Technology, with the expectation to release to the market at the end of 2014.

On October 29, 2014, the JV Company entered into a Strategic Cooperation Framework Agreement with Ant Financial Services Group to launch Alipay and Alipay Wallet services to the Car-Share Project. The scope of the agreement includes, but is not limited to utilizing mobile application Alipay Wallet, China’s leading electronic and mobile payment service for Kandi’s Car-Share Project, and co-developing other innovative services, such as customer credit system, online booking, and membership management. Alipay Wallet offers the convenience of renting Kandi's EV through a smart phone. Additionally, it allows zero deposit and guarantee for qualified renters with good credit records based on Alipay's proprietary transaction data. Kandi expects to launch the first mobile application for the Car-Share Project based on Alipay Wallet platform by the end of November.

On August 30, 2014, the JV Company held a meeting of the board of directors. The board unanimously elected Mr. Hu Xiaoming as Chairman of the JV Company to succeed Mr. Li Shufu and appointed Mr. Liu Jinliang as President of the JV Company.

From July to the date of this report, the JV Company’s management and board members, including Mr. Hu Xiaoming and Mr. Li Shufu had been through a variety of meetings with local government officials who supported the Car-Share Project, including the meeting with Mr. Zhang Hongming, Mayor of Hangzhou on July 29, 2014, the field research with Mr. Xia Baolong, Party Secretary of Zhejiang Province on September 2, 2014; a field survey with Mr. Gong Zheng, Party Secretary of Hangzhou on September 25, 2014. During the same period, the JV Company management has been invited to many EV pilot cities to introduce and negotiate the cooperation of Kandi’s "Car Share Project" business model such as Zhengzhou, Beijing, Wuhan, Guangzhou, and Shenzhen.

On August 20, 2014, Messrs. Li Shufu and Hu Xiaoming called upon the heads of the Chinese Electric Vehicle Research Institute and other related departments to have a focused discussion on the five year strategic plan for new products. During the meeting, Messrs. Li and Hu laid out our plans for new products in development. We believe that the next generation of pure EVs will be massively competitive in the market.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, we continued to implement the remediation measures according to our new Internal Audit Activity Charter that were approved on May 30, 2014. In addition, the Audit Committee conducted a self-assessment to assess our effectiveness in oversight of management and updated the Audit Committee Charter.

Other than those set forth above, there was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Chinese government has made significant efforts in actively advocating the development of new energy vehicles to reach production and sales targets of 0.5 million New Energy Vehicles (NEVs) by 2015 and 5 million NEVs by 2020. We received support from the local and central government of the PRC from time to time. For example, purchasers of three models of Kandi brand EVs are eligible to receive purchase tax exemption at the amount of 10% of the vehicle’s total purchase price during the three-year period from September 1, 2014. Purchasers of Kandi's SMA7000BEV and SMA7001BEV models are the ultimate beneficiaries, on a per car basis, the national government subsidy of RMB 47,500.00 (Approximately $7,738.00) and the local government subsidy of RMB 47,500.00 (Approximately $7,738.00) from provincial government and municipal government combined at both Chengdu (Sichuan province) and Nanjing (Jiangsu province). Additionally, these two vehicle models also qualify for free license plates in Shanghai. The license plates in Shanghai are auctioned to the public at an averaged price between RMB70,000.00 to RMB80,000.00 ($11,410.00 to $13,040.00) per license plate. While we believe the latest tax exemption, along with a series of government incentives and subsidies, may have a very positive impact on the sales of Kandi Brand EVs in China going forward, we cannot assure you it is always the case. In the event such favored policy and treatment discontinue, our business outlook and financial conditions could be negatively impacted.

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

Despite of our recent efforts in improving our internal control procedures and remediating the material weaknesses, we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions or reports regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attack, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 6. Exhibits

Exhibit	Description
Number

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

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

Date: November 10, 2014	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)