Form 10-K
period 2014-12-31
Kandi Technologies Group, Inc.
filed 2015-03-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [_]      No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's second fiscal quarter, was approximately $400,034,259.

The number of shares of common stock outstanding as of March 9, 2015 was 46,284,855.

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

Item 1. Business Introduction

Our Core Business

Before the year 2013, the Company had been mainly engaged in the design, production and distribution of the off-road vehicle products. Due to various market factors and the environment with positive government supports, starting from the year 2013, the Company gradually shifted its main focus towards the development on pure electric vehicles (which we refer to as “EVs” in this report). For the year ended December 31, 2014, the majority of the Company’s revenue and profit were generated from EV parts and EV products.

The Market for Electric Vehicles

Business Environment and Policy

Research and development of major EV technology projects in China began in 2001. Driven by two central government five-year plans for scientific and technological research as well as by the Olympics, World Expo and the “1000 cars in 10 cities” demonstration platform, the Chinese electric automobile sector was officially born, which brings a positive basis for EV business.

With the growing consumer demand for motor vehicles in China many cities are experiencing severe problems from environmental pollution. At the same time, with the lack of the efficient traffic planning, major Chinese cities are crippled by  traffic congestion. Thus, major cities, such as Beijing, Shanghai, Guangzhou, Hangzhou, have begun to implement various policies restricting the purchase and usage of traditional cars. We expect that more cities will have no choices but to adopt similar policies in the future.

To improve the environment of the urban areas, the China Central Government, along with many municipalities, has been introducing numerous supporting policies that encouraged the usage and adoption of EVs, including subsidies, tax exemptions, special treatment of tag and license. Among these policies,  the most significant development involved the availability of subsidies from central and local government for the sale of EVs. The process of receiving government subsidies is as follows: manufacturers receive central government subsidies through application and sell the EVs to local dealers at a discounted price, reflecting the deduction of the central government subsidy from the normal sale price. Local dealers then establish their retail price based upon the prevailing purchase price from the manufacturers, then deduct the local government subsidy from the retail price before selling the EVs to consumers. Through these steps, consumers receive both subsidies from the central and local governments when they purchase EVs.

Because the central and local government subsidies are disclosed to the public and all the subsidies are reviewed and verified by the respective governments, consumers know what subsidies they will receive along with the price they expect to pay for EVs. Therefore, even though dealers can sell vehicles at prices established at their discretion, programs are designed to assure that consumers receive the entire benefit from both subsidies. This allows for full disclosure for consumers in the costs associated with purchasing EVs, along with the added benefits of the respective subsidies.

Issues confronting the market

Although the basis for the EV industry in China has already been established, the development of Chinese EV industry is still ongoing due to five major obstacles  towards  extensive commercialization of EVs and the full development of the EV market in China,  These obstacles include the comparatively higher cost of EVs, compared with traditional automobiles, the shorter driving range between battery charges, long charging times for standard EV batteries, the limited infrastructure of EV charging facilities, and EV battery attenuation and maintenance.

Our Solutions and Growth Strategy

To resolve these key market issues, given the economic and population growth in China, we believe there is an opportunity for a new business model. Kandi has been advocating, and through the Service Company, as defined below, implemented the “Micro Public Transportation” model, or MPT (the “EV-Share Program”), which provides a shared pure EV transportation platform that has not been previously afforded to urban residents. While it is less expensive than standard taxis. MPT is designed as a new business model for public transportation that maximizes the advantages of our existing EV products and technologies, and further stimulates the expansion of the EVs markets to urban communities. Since its inception, the “Micro Public Transportation” model has made impressive progress, and received great recognition and support from government officials, the end users, and our business partners throughout of China. In order to smoothly move the MPT concept forward, Kandi Electric Vehicles Group Co., Ltd., our 50/50 joint venture with Geely Automobile Holdings Ltd. ( the “JV Company”) participated in the establishing of Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”), of which the JV Company has a 19% of ownership interest. As of the end of 2014, the EV-Share Program had been launched, through the Service Company, in nine cities including Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Changzhou and Rugao.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking space and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered automobiles. One solution to solve these problems is to create cleaner and more affordable public transportation to urban residents. Currently, subway and bus transport are the most abundant public transportation options available. In this regard, the Company advocates the EV-Share Program to reduce the total number of private cars in use, which will improve environmental conditions, ease traffic congestion, alleviate parking availability, and reduce the reliance and use of fossil fuels.

Besides the zero-emission benefit, the EV-Share Program combines the advantages of city taxis, resident vehicular transport, rental cars and traditional mass transportation, along with the benefits of the availability of the vertical automatic charging/parking garage and the street-level service stations. It is a seamless transportation tool in all dimensions for urban public transportation, designed to greatly improve the efficiency of urban EV usage, while easing traffic congestion, allowing for greater parking resources. Additionally, it will likely to promote the fast adoption of the pure EVs among Chinese consumers as MPT enables consumers to rent pure EVs on a short-term hourly base or lease them on the long-term base, without concerns on the costs and issues associated with owning and maintaining EVs individually.

The EV-Share Program is supported by a network of charging/parking stations, which provides charging, maintenance and battery recycling facilities. The stations locate at airports, train stations, hotels, business centers, selected residential areas and other strategic locations close to city public transportation network . A centralized tracking system allows the service provider of EV-Share Program to keep a close watch at the status and precise location of each vehicle. In addition to the short-term rental and long term leasing options to consumers described above, the Service Company also offers long-term leasing options to large enterprises, government entities and residential communities so they can use pure EVs for extended periods of time (the “Long-term Leasing Program”). In 2014, we have greatly benefited from the success of various MPT initiatives in China, especially the short-term hourly rental and the Long-term Leasing Program.

Our Organizational Structure

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. The Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

Headquartered in the Jinhua city, Zhejiang Province, China, the Company’s primary business operations are the design, development, manufacturing and commercialization of electric vehicles, electric vehicle parts and off-road vehicles, which are distributed in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and the partial and wholly-owned subsidiaries of Kandi Vehicles. As part of its strategic objective to become a leader in EV market in China, the Company focuses on fuel efficient, pure EV parts manufacturing with a particular emphasis on expanding its market share in China.

The Company's organizational chart is as follows:

* The box with dotted-line border represents the entity that has ceased operation and was dissolved in July 2014.

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles (”Special-purpose Vehicles”) and the production rights (license) on manufacturing battery packs used in Kandi brand EVs.

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

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of parts for automobile and electric vehicle, including EV drive motors, EV controllers, air conditioners and other electrical products.

As a part of our EV business strategy, we believe we need more production resources to timely and efficiently satisfy the market demands. In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EVs and related auto parts, and to invest in other companies with related or similar business. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

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

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Wanning. Hainan Province is planned as an international tourism island by the Chinese government and there is a high possibility that all non-EV vehicles will be banned from use within the province. Therefore, the Company believes EV business has a great potential growth rate in Hainan province. To capture this opportunity, the Company signed an agreement with Wanning city government and invested a total of RMB 1 billion to develop a factory in Wanning with an annual production of 100,000 EVs. Currently, this project is expected to launch its trial production by 2015.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses including the EV-Share Program. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest in the Service Company.

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

Our Products

General

For the years ended December 31, 2014, 2013 and 2012, our products include EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others. According to our market research on consumer demand trends, we have adjusted our production line strategically and continued to develop and manufacture new EV products in an effort to meet market demands and better serve our customers.

	Year Ended December 31,
	2014		2013		2012
	Unit	Sales	Unit	Sales	Unit	Sales
EV parts	102,236	$116,431,310	51,588	$1,724,031	93,881	$3,517,237
EV products	3,758	33,978,619	4,694	46,619,203	3,915	19,034,936
Off-Road Vehicles	25,746	19,819,078	55,516	46,192,811	50,252	41,961,497
Total	131,740	$170,229,006	111,798	$94,536,045	148,048	$64,513,670

EV Parts

During the year ended December 31, 2014, our revenues from the sale of EV parts were $116,431,310. We sold our EV parts mostly to the JV Company for manufacturing of the EV products. We started the EV parts business to the JV Company in the first quarter of 2014 and achieved significant growth during the year. Among the total EV parts sales to the JV Company for the year ended December 31, 2014, approximately 83% or the majority of the sales were related to the sales of battery packs. Due to  various Chinese auto industry  regulations, we hold the necessary production license to manufacture  battery packs to be exclusively used in the EVs manufactured by the JV Company under the Kandi brand. Approximately 6% of the sales were related to the sales of EV controllers. Approximately 5% of the sales were related to the sales of air conditioning units. Approximately 4% of the sales were related to the sales of EV drive motors, and the remaining 2% were related to the sales of body parts and other auto parts.

EV Products

We continued to sell EV products during the year of 2014. Our revenues from the sale of EV products for the fiscal year of 2014 were $33,978,619, a decrease of $12,640,584 or 27.1% from $46,619,203 for the year ended December 31, 2013, representing a 19.9% of reduction in unit sales. The decrease in the sales volume was due to a JV Agreement signed in 2013 which required us to gradually transfer our EVs production and distribution business to the JV Company.

Off-Road Vehicles

During the year ended December 31, 2014, our revenues from the sale of the off-road vehicles declined by $26,373,733, or 57.1%, to $19,819,078 from $46,192,811 for the year ended December 31, 2013, The decrease was primarily due to the rearrangement of our product portfolio for more efficient use of resources to capture more sales opportunities in the fast-growing EV market in China.

The following table shows the breakdown of Kandi's revenues from its customers by geographic markets:

	Year Ended December 31
	2014		2013		2012
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$2,900,789	2%	$6,906,807	7%	$7,243,257	11%
Europe and other regions	5,729,035	3%	2,394,948	3%	1,639,990	3%
China	161,599,182	95%	85,234,290	90%	55,630,423	86%
Total	170,229,006	100%	94,536,045	100%	64,513,670	100%

Recent Development Activities

In November 2014, SMA7002BEV05, the first Mid-tier Luxury Pure Electric Vehicle developed by JV Company was approved by the Ministry of Industry and Information Technology of the People's Republic of China ("MIIT") according to No. 69 public announcement of MIIT. The SMA7002BEV05 model is among the latest vehicles on the lists of the approved vehicle products (“MITT” No. 266) and the recommended models for energy saving & new energy vehicle demonstration and promotion in China (“MITT” No. 63). As a result, purchasers of such EV will now be the ultimate beneficiaries to receive all levels of national and local subsidies and incentives. The approval of SMA7002BEV05 is an indication of our beginning to enter the field of the middle and high level pure vehicle products. We believe that our diversified products will meet the market's growing demands and secure our leading position in manufacturing pure electric vehicle products in China.

In December 2014, Kandi Vehicles signed a purchase contract with Zhejiang Tianneng Energy Technology Co, Ltd ("Tianneng Energy Technology") for a one-year supply of TNL-ITR18650-2200P lithium batteries starting in January 2015. Kandi Vehicle's purchase amount is committed to be no less than RMB 260 million or approximately $42.6 million in 2015. Management believes Tianneng Energy Technology's lithium battery is a great addition and will help Kandi to achieve a better performance for EVs.

As of the end of 2014, our EV-Share Program has been expanded to 9 cities including Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Changzhou, and Rugao. This program is an innovative business model aimed at promoting and popularizing the use of EVs in China. Since its inception, the program has generated significant public interest, and received key recognitions and endorsements from consumers as well as the government agencies. It also includes a variety of the Long-term Leasing Program, ideal for those companies, government entities and residential communities. As of the end of 2014, there had been a total of 14,398 Kandi EVs delivered to our customers. Leveraging the success of the EV-Share Program, Kandi has built a solid foundation to be recognized as the one of the leaders in the pure EV market in China.

On January 14, 2015, we announced that the first 60 Kandi Brand EVs were delivered to launch an innovative EV business model, which we called “Mini Police Car” Program. The EVs are the first time used by Hangzhou Uptown Public Security Bureau to facilitate performance of community safety patrols, population permit patrols, fire safety inspections, as well as other police duties. The Mini Police Car offers the advantage for police to quick access into these congested areas and small alleyways to carry out its duties. Kandi equips these EVs with the necessary police equipment, firefighting apparatuses, emergency kits, and other related equipment. In addition to our successful EV sharing program catering to average Chinese consumers, we hope to explore more EV growth opportunities in the area of fleet sales and leasing to large business and government entities in China in the future.

From January 23 to 25, 2015, the 2014 Global New Energy Auto Conference was held in Tianjin China. More than 700 people attended this conference, including government officers, scholars, auto industry experts, ecommerce companies, electric vehicles users, industry investors, technical development personnel, media and others. During the conference, Mr. Hu Xiaoming, our Chairman and CEO, was granted the sole award for  “Innovator of Annual Green Auto ”.

On January 31 2015, Mr. Hu Xiaoming, our Chairman and CEO, visited Shenzhen Chuangming Battery Technology Co., LTD. (“Chuangming”), which engages in research and development, production and distribution in the field of Lithium ion battery. Both parties had a friendly detailed discussion on how to apply the high performance battery No. 18650 from Chuangming on Kandi’s EVs and align with the intention of cooperation. The visit for Mr. Hu is to seek the partner for high performance battery for Kandi’s EV products, and secure the supply of EV’s battery for future mass EVs production.

On February 15, 2015, the management of the JV Company made a decision to add the direct-selling operation to its business for the sale of pure EVs, in addition to the current fleet sale model. The JV Company has made good progress in selling EV products to the Service Company, which operates various leasing options including short-term rental and the Long-term Leasing Program.  We believe the EV-Share Program will continue to be the main business growth driver for the JV Company. Meanwhile, in line with the growing direct market demand from end users, the JV Company will begin to explore direct selling option. A new pure EV product, JL7001BEV03, or Cyclone, developed by the JV Company will be mainly directly sold to the end users. Up to date, Cyclone has passed the required technical inspection and tests from various regulated agencies in China, including National Passenger Car Quality Supervision and Inspection Centre. The Company also filed the final application of the product public announcement with China’s MIIT and expect the application to be approved within the next two months. “Cyclone” is a five-door, four-seat vehicle equipped with a newly developed triple element lithium ion battery, with a comfortable seating area and reliable safety conditions. Cyclone utilizes a central control system that features both touch screen and conventional buttons, and it has also achieved multiple domestic automobile leading standards. The participated launch of Cyclone will further strengthen the leading position of the JV Company in the new energy automobile industry. As the JV Company gears up to sell EVs direct to end users this year, we believe that the JV Company will have great advantages in both fleet sales and direct sales markets.

Sales and Distribution

The Company has three main products: electric vehicle products, electric vehicle parts and off-road vehicles in year 2014. According to the JV Agreement with Geely, we will be gradually transferring the production of the EV products to the JV Company, and continue to share the 50% economic benefits share from the JV Company. Besides EVs, Kandi focuses on the design, production and distribution of EVs parts, which has demonstrated significant growth in  2014. Additionally, Kandi still continued to produce and sell the off-road vehicles, which is our traditional products.

Customers

As of December 31, 2014, our major customers, in the aggregate, accounted for 71% of our sales. Currently, the Company is developing new business partners and clients for our products to reduce our dependence on existing customers and focusing the new business development efforts on our pure EV business.

The Company's major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales			Accounts Receivable and Amount Due from JV Company, Net (1)
	Year	Year	Year
	Ended	Ended	Ended
	December,	December,	December,	December	December	December
	31,	31,	31,	31,	31,	31,
Major Customers	2014	2013	2012	2014	2013	2012
Kandi Electric Vehicles (Changxing) Co., Ltd.	38%	-	-	17%	-	-
Kandi Electric Vehicles (Shanghai) Co., Ltd.	23%	-	-	16%	-	-
Shanghai Maple Auto Co., Ltd.	10%	23%	-	3%	47%	-

(1)	The balance at December 31, 2014 didn’t include the one-year entrusted loan of $24,376,371 that Kandi Vehicle lent to the JV Company.

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

The Company's material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December, 31,	December, 31,	December, 31,	December 31,	December 31,	December 31,
Major Suppliers	2014	2013	2012	2014	2013	2012
Zhejiang New Energy Auto System Co., Ltd.	31%	33%	26%	12%	12%	-
Shandong Henyuan New Energy Tech Co., Ltd.	25%	-	-	32%	-	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	11%	-	-	29%	-	-

Competitors

Our EV business faces the competition from two parts, one is the competition with traditional vehicles and the other is the competition from other EVs manufacturers.

In terms of the competition with the traditional vehicle manufacturers, many competitors are larger and have greater financial resources. But the traditional automobile companies face many urban traffic challenges, including urban pollution, traffic congestion, insufficient parking space and energy crisis., which gives us great opportunities for EVs’ development. The government grants great support and issues favorable policies to promote EVs development, which is a clear evidence for EVs growth. We believe electric vehicle industry in China has many years of great potential growth ahead.

Within electric vehicle market itself, the competitions are fierce as we have to compete with many domestic and global EV manufactures with greater brand recognition and financial resources. However, being one of the earliest companies to engage in the research, production and distribution of electric vehicles, we believe we have the advantage on the technology, innovation on the vehicle business operation and distribution channel. In particular, the innovative EV-Share Program, or MPT model we have been advocating,  is different from our competitors’ offering, and has been well received by the government and the end users. This business model, along with our continuous efforts on research and development as well as strategic alliance, shall help us to build competitive  advantages over other EV manufacturers.

Intellectual Property and Licenses

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2014, we had 26 issued patents, 2 issued software copyrights and 6 pending patent applications with Chinese patent authority related to electrical vehicle products, electrical vehicle parts and off-road vehicle products. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Our patents are valid for 10 years. In addition, we are authorized to use the trademark of “Kandi” and we are the owner of the trademark of “JASSCOL”. We intend to continue to file additional patent applications with respect to our technology.

Employees

As of December 31, 2014, excluding the contractors, Kandi had a total of 516 full-time employees as compared to 430 full-time employees on December 31, 2013, of which 328 employees are production personnel, 14 employees are sales personnel, 44 employees are research and development personnel, and 130 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as needed basis.

Pure Electric Vehicles Subsidies

Currently, there are two subsidies from central and local governments for the pure EVs in China – one from each of the central and local governments. The ultimate beneficiary for these subsidies is the consumer and the actual prices that consumers pay reflect the deduction of both subsidies.

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

Use regulation

The sale and use of products must be subject to the "Traffic Law" and relevant laws & regulations in China. National, State, and federal laws and regulations have been promulgated, or are under consideration, that impact the use or manner of use of Kandi's products. Certain states and local authorities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of ATVs and off-road vehicles to specified hours and locations. The federal government also has restricted the use of ATVs and off-road vehicles in some national parks and federal lands. In several instances, the restriction has been a complete ban on the recreational use of these vehicles. Kandi is unable to predict the outcome of such actions or the possible effect on its business. Kandi believes that its off-road vehicle business would be no more adversely affected than those of its competitors by the adoption of any such pending laws or regulations.

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

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number is (86-579) 82239856.

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

Risks Relating to Our Business

Our future growth is dependent upon consumers’ willingness to adopt EVs.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to a risk of any reduced demand for, alternative fuel vehicles in general and EVs in particular. The market for alternative fuel vehicles (including EVs) is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for EVs in China does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Chinese government has made significant efforts in actively advocating the development of new energy vehicles to reach production and sales targets of 0.5 million New Energy Vehicles (NEVs) by 2015 and 5 million NEVs by 2020. We received support from the local and central government of the PRC from time to time. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the customer base of our EVs, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our EVs in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance EVs specifically. For example, purchasers of three models of Kandi brand EVs are eligible to receive purchase tax exemption at the amount of 10% of the vehicle’s total purchase price during the three-year period from September 1, 2014. Purchasers of Kandi's SMA7000BEV and SMA7001BEV models are the ultimate beneficiaries, on a per car basis, the national government subsidy of RMB 47,500.00 (Approximately $7,738.00) and the local government subsidy of RMB 47,500.00 (Approximately $7,738.00) from provincial government and municipal government combined at both Chengdu (Sichuan province) and Nanjing (Jiangsu province). Additionally, these two vehicle models also qualify for free license plates in Shanghai. The license plates in Shanghai are auctioned to the public at an average price between RMB70,000.00 to RMB80,000.00 ($11,410.00 to $13,040.00) per license plate. While we believe the latest tax exemption, along with a series of government incentives and subsidies, may have a very positive impact on the sales of Kandi Brand EVs in China going forward, we cannot assure you it is always the case. In the event such favored policy and treatment discontinue, our business outlook and financial conditions could be negatively impacted.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our EVs.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in EV technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in EV technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in EV technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs.

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

We may be subject to lawsuits resulting from injuries associated with the use of the vehicles that we sells or produces. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future.

We may also be required to participate in recalls involving our vehicles, if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.

We retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

We and our operating companies use our vehicles’ electronic systems to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits and to improve our vehicles. We also collect information about our customers through our website, at our stores and facilities, and via telephone.

Our customers may object to the processing of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Collection and use of our customers’ personal information in conducting our business may be subject to national and local laws and regulations in the PRC, and such laws and regulations may restrict our processing of such personal information and hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to adequately protect our proprietary rights could result in weakening or loss of such rights, which may allow our competitors to offer similar or identical products or use identical or confusingly similar branding, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue and an attribution of potentially lower quality products to us, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

  our pending patent applications may not result in the issuance of patents;
  our patents, if issued, may not be broad enough to protect our commercial endeavors;
  the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;
  the costs associated with obtaining and enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; and
  current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our intellectual property.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

  cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
  pay substantial damages;
  obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
  redesign our vehicles or other goods or services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We may also face claims that our use of technology licensed or otherwise obtained from a third party infringes the rights of others. In such cases, we may seek indemnification from our licensors/suppliers under our contracts with them. However, indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our vehicles make use of lithium-ion battery cells, which could catch fire or vent smoke and flame. This may lead to additional concerns, about the batteries used in automotive applications.

The battery pack in our EV products makes use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in battery packs on any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and EV battery packs catching fire have focused consumer attention on the safety of these cells.

These events have raised concerns about the batteries used in automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety.  We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, and redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EV, may cause indirect adverse publicity for us and our EVs. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

The electric vehicle industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

The electric vehicle industry is highly competitive, and our continued success depends upon our ability to compete effectively in markets that contain many competitors, some of which have significantly greater financial, marketing and other resources than we have. Competition may affect our pricing structures, potentially causing us to lower our prices, which may adversely impact our profits. New or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

Our high concentration of sales to relatively few customers may result in significant impact our liquidity, business, results of operations and financial condition.

As of December 31, 2014 and 2013, our top five customers, in the aggregate, accounted for 84% and 67%, respectively, of our sales and accounts receivable. Due to the concentration of sales to relatively few customers, loss of one or more of these customers will have relatively high impact on our operational results.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2014 and 2013, the top two suppliers accounted for 57% and 65% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Wanning. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

Despite of our recent efforts in improving our internal control procedures and remediating the material weakness, we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Risks Related to Doing Business in China

The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the PRC economy had historically resulted in widespread growth opportunities in industries across China. This growth has slowed in the recent years. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

Excelvantage Group Limited controls approximately 25.9% of our outstanding shares of common stock as of March 9, 2015. Hu Xiaoming, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu has 28.0% of our outstanding shares of common stock which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kandi has the following granted land use rights:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72,901	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-1
Zhejiang Jinhua Industrial Park	39,491	Nov 13, 2002 - Nov 13, 2052	10-15-0-203-2
Zhejiang Jinhua Industrial Park	46,651	Dec 30, 2003 - Dec 30, 2053	10-15-0-16
Zhejiang Jinhua Industrial Park	37,515	Dec 30, 2003 - Dec 30, 2053	10-15-0-17
Zhejiang Jinhua Industrial Park	49,162	Dec 30, 2003 - Dec 30, 2053	10-15-0-18
Zhejiang Jinhua Industrial Park	19,309	Dec 07, 2009 - Dec 07, 2059	10-15-0-33
Zhejiang Qiaoxia Industrial Park	9,405	Apr 03, 2001 – Apr 03, 2051	574-26-36

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

The Company owns the following facilities located in Jinhua Industrial Park, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Factories	93,979	Fully operational
Sales Center	3,130	Fully operational
Test Center	2,220	Fully operational
Staff quarters	8,090	Fully operational
Canteen	2,602	Fully operational

Yongkang City, Zhejiang

The Company owns the following facilities located in Yongkang City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Office	1,301	Fully operational
Factories	4,457	Fully operational
Warehouse	341	Fully operational
Multi-purpose room	480	Fully operational

Wanning City, Hainan

The Company acquired the land use rights and began the construction to build EV production factories in Wanning City, Hainan Province, China in 2014. As of the date of this report, the construction is still in progress; thus this facility is not operational at this point. We expect the construction will be completed and the trial production will be launched by the end of 2015.

	Area
Description	(square meters)	Status
	Approximately
Factories	60,000	In progress

Item 3. Legal Proceedings.

In July 2013, Judge Michael M. Pritchett of the Circuit Court of Ripley County of the State of Missouri (the “Circuit Court”) entered final orders and judgments in favor of the Company and Kandi Vehicles and against plaintiffs Griffin and Elder, respectively, pursuant to the jury verdicts rendered in the following two cases: Griffin v. SunL Group, et al., and Elder v. SunL Group, et al. On October 31, 2013, the plaintiffs appealed these decisions. On January 16, 2015, the Southern District of Missouri Court of Appeals affirmed the judgment from the Circuit Court and it is the final judgment.

The Company received a letter dated February 9, 2015 from the staff of the Enforcement Division (the “Division”) of the U. S. Securities and Exchange Commission (the "Commission") advising that the Division has concluded its investigation of the Company and, based on information received to date, does not intend to recommend to the Commission that any enforcement action be brought against the Company. This formally concludes the Commission’s investigation that commenced in 2013. As previously disclosed, The Company received notice of a formal investigation and a subpoena dated November 21, 2013 in connection with the Commission's investigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 2, 2014, our common stock began trading on the NASDAQ Global Select Market under the symbol “KNDI”. The following sets forth the high and low prices for our common stock for each quarter from January 1, 2013 to December 31, 2014 as reported by NASDAQ.

	HIGH	LOW
FISCAL 2014
Fourth Quarter (through December 31, 2014)	$18.17	$10.3
Third Quarter (through September 30, 2014)	$22.49	$12.98
Second Quarter (through June 30, 2014)	$17.69	$10.68
First Quarter (through March 31, 2014)	$22.4	$10.9

FISCAL 2013
Fourth Quarter (through December 31, 2013)	$12.79	$6.15
Third Quarter (through September 30, 2013)	$9.20	$4.12
Second Quarter (through June 30, 2013)	$8.50	$3.55
First Quarter (through March 31, 2013)	$4.19	$3.37

Holders of Common Stock

As of March 9, 2015, there were 11 shareholders of record of our common stock. This does not include all the beneficial holders who hold shares through their brokerage accounts.

Dividends

We have never paid cash dividends on our common stock. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. We do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Kandi Technologies Group, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2009 through December 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the S&P Automobile Manufacturers Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the S&P Automobile Manufacturers Index assumes an investment of $100 on December 31, 2009 and reinvestment of dividends. We have never paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
CONSOLIDATED BALANCE
SHEETS DATA:	2014	2013	2012	2011	2010
Cash and cash equivalents	$26,379,460	$12,762,369	$12,135,096	$2,294,352	$7,754,166
Restricted cash	13,000,731	1,636	15,835,364	6,634,989	17,398,087
Working capital (deficit)	39,202,684	(6,631,680)	35,898,297	17,466,812	18,522,694
Total assets	323,073,352	204,306,730	160,284,990	112,273,750	109,614,715
Short-term bank loans	35,589,502	34,020,281	32,615,063	36,372,492	28,434,012
Total liabilities	111,488,513	115,780,611	85,762,922	56,424,875	65,140,577
Total shareholders' equity	211,584,839	88,526,119	74,522,068	55,848,875	44,474,138

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31,
AND COMPREHENSIVE INCOME DATA:	2014	2013	2012	2011	2010
REVENUES, NET	$170,229,006	$94,536,045	$64,513,670	$40,177,148	$42,880,300
COST OF GOODS SOLD	(146,825,073)	(72,793,517)	(51,620,280)	(30,964,173)	(33,257,851)
GROSS PROFIT	23,403,933	21,742,528	12,893,390	9,212,975	9,622,449
Research and development	(2,755,637)	(3,728,730)	(2,877,283)	(2,304,373)	(1,908,134)
Selling and marketing	(1,345,588)	(399,504)	(455,983)	(414,255)	(1,120,739)
General and administrative	(14,058,548)	(16,056,107)	(4,250,832)	(3,458,388)	(3,371,829)
INCOME FROM CONTINUING OPERATIONS	5,244,160	1,558,187	5,309,292	3,035,959	3,221,747
Interest income	1,701,121	1,516,477	2,658,104	2,200,678	769,942
Interest (expense)	(3,480,646)	(4,395,353)	(2,775,891)	(1,945,260)	(2,922,960)
Investment income (expense) in trading security	-	-	-	9,653	(1,771)
Change in fair value of financial instruments	6,531,308	(16,647,283)	1,986,063	5,401,929	(2,725,987)
Government grants	288,498	228,396	132,139	298,072	351,343
Share of (loss) in associated companies	(54,308)	(69,056)	(69,429)	(52,696)	-
Share of profit after tax of JV	4,490,266	(2,414,354)	-	-	-
Other income, net	(34,649)	676,257	332,936	717,495	761,960
INCOME (LOSS) BEFORE	14,685,750
INCOME TAXES		(19,546,729)	7,573,214	9,665,830	(545,726)
INCOME TAX EXPENSE	(2,414,412)	(1,593,994)	(1,523,735)	(551,060)	(405,713)
NET (LOSS) INCOME	12,271,338	(21,140,723)	6,049,479	9,114,770	(951,439)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(2,725,143)	2,112,902	424,623	1,816,639	1,323,814
COMPREHENSIVE INCOME	$9,546,195	$(19,027,821)	$6,474,102	$10,931,409	$372,375

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	42,583,495	34,707,973	29,439,328	27,438,725	22,173,550
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	42,715,818	34,707,973	29,677,325	28,735,748	22,173,550

NET INCOME PER SHARE, BASIC	$0.29	$(0.61)	$0.21	$0.33	$(0.04)
NET INCOME PER SHARE, DILUTED	$0.29	$(0.61)	$0.20	$0.32	$(0.04)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Prior to 2013, we were primarily engaged in the design, manufacturing and sales of traditional off-road vehicle products. Due to fast-growing market demand for electric vehicles in China and Chinese government’s ambitious plan to lower pollution by adopting five million alternative-energy vehicles by 2020, we gradually and successfully transformed our core business to the development of electric vehicle products (EV products) and electric vehicle parts (EV parts). During the year ended December 31, 2014, we had total net revenues of $170,229,006, an increase of $75,692,961, or 80.1%, over our net revenues for the year ended December 31, 2013. The majority of our revenues were generated by the sales of EV parts and EV products, which accounted for 88.4% of our total revenue in 2014.The significant revenue growth was mainly driven by the increased sales of EV parts during the year.

During the year 2014, we focused our efforts on the design, manufacturing and sales of EV parts and experienced significant sales growth from this business line. For the year ended December 31, 2014, we achieved net revenue of $116,431,310 from selling EV parts, mostly to our JV Company, an increase of $114,707,279, or 6653.4%, as compared to $1,724,031 for the year ended December 31, 2013. We were in the early stage of EV parts manufacturing in 2014, we haven’t reached a scale production and the unit prices of related parts were relatively high, which resulted in less profitable gross margin for our EV parts manufacturing. We believe, as our production volumes pick up and raw materials and unit prices of parts continue to fall, our EV parts unit production cost will gradually decrease and our gross margin will gradually improve.

Pursuant to our Joint Venture agreement, we gradually transferred our EV production to the JV Company in 2014, which caused our sales volume of EV products to decrease in the year compared with year 2013. However, as we have a 50% ownership interest in the JV Company and accounted for our investments in the JV Company under the equity method of accounting, we received 50% of the JV Company’s net profit for the year or $3,763,082 in the year ended December 31, 2014, compared to a loss of $1,510,378 in the year ended December 31, 2013. As the JV Company was established not too long ago and the business was still in the start-up phase, its earnings were not high but have great potential for growth. We believe our economic benefits from the JV Company will greatly increase in the future as its business continues to steadily grow.

We continued to produce off-road vehicles in 2014 and our revenues from this business line decreased by $26,373,733 from year-ago period, or 57.1%, to $19,819,078 for the year ended December 31, 2014. This decrease was mainly because we shifted our business strategy to put more resources and efforts on Chinese EV industry to meet the increasing market demand for alternative energy vehicles. We believe this realignment of business focus is in the best interest of the Company’s long-term strategy for business growth.

In 2014, we recorded $23,403,933 of gross profit, an increase of 7.6% from 2013, primarily due to the increase of revenue. We recorded a net profit of $12,271,338 in 2014 compared to a net loss of $21,140,723 in 2013.Excluding the effects of stock award expenses, which were $8,455,422 and $9,658,320 for the years ended December 31, 2014 and 2013, respectively, and the change of the fair value of financial derivatives, which were a gain of $6,531,308 and a loss of $16,647,283 for the years ended December 31, 2014 and 2013, respectively, our net income (non-GAAP) was $14,195,452for the year ended December 31, 2014 as compared to net income (non-GAAP) of $5,164,880 for the year ended December 31, 2013, an increase of $9,030,572 or 174.8%. The increase in such net income was primarily attributable to the increase of revenue and gross profits during the year of 2014.

The vehicle manufacturing industry is highly competitive in China. Current and future factors impacting our industry include: (i) the exponential growth of electrical vehicle sales and dedicated platforms in the global market place, (ii) the consolidation of supply chains and costs of components, (iii) rapid technology developments (including 3D printing technology) and (iv) emerging strategic partnerships and joint ventures in the automotive industry generally.

Our business strategy includes our efforts to provide our customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and demand for our EV products through the EV Sharing Project. To further this initiative, we are working with our business partners to build a network of public EV sharing stations to provide energy-efficient, convenient travel options for local citizens and tourists. We anticipate that our pure EV business in China, through the operations of the JV Company and with the support of new Chinese subsidy policies, will continue to develop and grow in the future.

Results of Operations

Comparison of Years Ended December 31, 2014, 2013 and 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012:

	Year		Year		Year
	Ended		Ended		Ended
	December 31,	% Of	December 31,	% Of	December 31,	% Of
	2014	Revenue	2013	Revenue	2012	Revenue
REVENUES, NET	$170,229,006	100.0%	$94,536,045	100.0%	$64,513,670	100.0%
COST OF GOODS SOLD	(146,825,073)	-86.3%	(72,793,517)	-77.0%	(51,620,280)	-80.0%
GROSS PROFIT	23,403,933	13.7%	21,742,528	23.0%	12,893,390	20.0%
Research and Development	(2,755,637)	-1.6%	(3,728,730)	-3.9%	(2,877,283)	-4.5%
Selling and Marketing	(1,345,588)	-0.8%	(399,504)	-0.4%	(455,983)	-0.7%
General and Administration	(14,058,548)	-8.3%	(16,056,107)	-17.0%	(4,250,832)	-6.6%
INCOME FROM OPERATIONS	5,244,160	3.1%	1,558,187	1.6%	5,309,292	8.2%
Interest income	1,701,121	1.0%	1,516,477	1.6%	2,658,104	4.1%
Interest (expense)	(3,480,646)	-2.0%	(4,395,353)	-4.6%	(2,775,891)	-4.3%
Change in Fair Value of Financial Instruments	6,531,308	3.8%	(16,647,283)	-17.6%	1,986,063	3.1%
Government Grants	288,498	0.2%	228,396	0.2%	132,139	0.2%
Share of (loss) of associated company	(54,308)	0.0%	(69,056)	-0.1%	(69,429)	-0.1%
Share of Loss after tax of JV	4,490,266	2.6%	(2,414,354)	-2.6%	-	-
Other Income, Net	(34,649)	0.0%	676,257	0.7%	332,936	0.5%
INCOME (LOSS) BEFORE INCOME TAX	14,685,750	8.6%	(19,546,729)	-20.7%	7,573,214	11.7%
INCOME TAX (EXPENSE)	(2,414,412)	-1.4%	(1,593,994)	-1.7%	(1,523,735)	-2.4%
NET (LOSS) INCOME	$12,271,338	7.2%	$(21,140,723)	-22.4%	$6,049,479	9.4%

Revenues

For the year ended December 31, 2014, we had net revenues of $170,229,006 compared to net revenues of $94,536,045 for the year ended December 31, 2013 and $64,513,670 for the year ended December 31, 2012, representing an increase of $75,692,961, or 80.1%, from 2013 and an increase of $105,715,336, or 163.9%, from 2012, respectively. Our products include EV parts, EV products, and off-road vehicles, including ATVs, utility vehicles (“UTVs”), go-karts, and others. For the year ended December 31, 2014, 2013 and 2012, 95%, 90% and 86%, respectively, of our revenues were derived from the sales of our products in the People’s Republic of China (the “PRC”).

The following table summarizes our revenues as well as the number of units sold by product types for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Unit	Sales	Unit	Sales	Unit	Sales
EV parts	102,236	$116,431,310	51,588	$1,724,031	93,881	$3,517,237
EV products	3,758	33,978,619	4,694	46,619,203	3,915	19,034,936
Off-Road Vehicles	25,746	19,819,078	55,516	46,192,811	50,252	41,961,497
Total	131,740	$170,229,006	111,798	$94,536,045	148,048	$64,513,670

EV Parts

During the year ended December 31, 2014, our revenues from the sale of EV parts were $116,431,310, representing an increase of $114,707,279 or 6,653.4% from $1,724,031 for the year ended December 31, 2013 and an increase of $112,914,073 or 3,210.3% from $3,517,237 for the year ended December 31, 2012, respectively

Our revenue for the year ended December 31, 2014 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products. Of the total EV parts sold for the year ended December 31, 2014, approximately 83%, or the majority of the sales, were related to the sale of battery packs. Due to the Chinese auto industry regulation, we hold the necessary production license to manufacture the battery packs exclusively used in Kandi brand name’s EVs manufactured by the JV Company. Besides the sale of battery packs, approximately 6% of the sales were related to the sales of EV controllers, approximately 5% of the sales were related to the sales of air conditioning units, approximately 4% of the sales were related to the sales of EV drive motors and approximately 2% of the sales were related to the sales of body parts and other auto parts.

We started the EV parts business to the JV Company in the first quarter of 2014. During the year ended December 31, 2014, our revenues from the sale of EV parts to the JV Company accounted the majority or approximately 68% of our total net revenue for the year. For the year ended December 31, 2014, the majority of EV parts sold to the JV Companies, or approximately 56% of the sales were to Kandi Changxing, approximately 34% of the sales were to Kandi Shanghai, and approximately 10% of the sales were to Kandi Jinhua. Theses EV parts were used in manufacturing pure EV products by the JV Company’s subsidiaries, all of which were sold to Shanghai Maple Auto Co., Ltd.(“Shanghai Maple”). Shanghai Maple is an unaffiliated company that was granted by the Chinese government vehicle production rights for EV sedans, which is equivalent to a license that qualifies it to sell the EV products to the end customers. Our increased sales of EV parts during the year were largely driven by the manufacturing of EV products by the JV Company to meet the EV demand of EV-Share Program. According to the JV Agreement, we are primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for producing EV products and finished automobiles through sales channels to its end customers.

During the year ended December 31, 2014, of the total EV parts sales, our revenues from the sale of auto generators to other customers were $57,632, a decrease of $1,666,399, or 96.7% from $1,724,031 for the year ended December 31, 2013 and a decrease of $3,459,605 or 98.4% from $3,517,237 for the year ended December 31, 2012. This decrease in revenue was primarily due to the realignment of Yongkang Scrou’s product offering to shift focus to the manufacturing of automobile motors, air-conditioning systems, controllers, and accelerator pedals for EVs.

EV Products

Our revenues from the sale of EV products for the fiscal year of 2014 were $33,978,619 including $33,421,638 from selling EV products and $556,981 from OEM-EV business line, representing a decrease of $12,640,584 or 27.1% from $46,619,203 for the year ended December 31, 2013 but an increase of $14,943,683 or 78.5% from $19,034,936 for the year ended December 31, 2012, respectively

We continued to sell certain EV products (completed automobiles) during the year of 2014. Our revenues from the sale of EV products for the year ended December 31, 2014 decreased by $13,197,565, or 28.3%, from $46,619,203 for the year ended December 31, 2013 to $33,421,638 for the year ended December 31, 2014, representing a 44.4% of reduction in unit sales but a 29.0% of increase in the average unit price. As compared to our sale of EV products for the year ended December 31, 2012, we increased our sales by $14,386,702, or 75.6%, representing a 33.4% of reduction in unit sales but a 163.6% of increase in the average unit price. The increase of the average unit price was largely due to the inclusion of the cost for battery packs in the unit selling price in 2014. In addition, during the year ended December 31, 2014, our revenues from OEM business were $556,981 or 0.3% of total revenue. We started our OEM business in the second quarter of 2014, and our sales for the year ended December 31, 2014 were primarily derived from assembling EV products for Kandi Jinhua, a wholly-owned subsidiary of the JV Company. Indirectly through our 50% ownership interest in the JV Company, we have a 50% economic interest in Kandi Jinhua.

Our EV products business accounted approximately 20.0% of our total revenue for the year ended December 31, 2014, reduced from 49.3% and 29.5% in the years ended December 31, 2013 and 2012, respectively. Of the total sales of EV products for the year ended December 31, 2014, approximately $25,593,023, or 75.3%, was sold to Shanghai Maple. The sales of EV products were mainly driven by the demand by EV-Share Program. In March 2013, Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”) formed a joint venture (the “JV Company” ) to develop, manufacture and sell EVs and related auto parts. Under the JV Agreement, our EV product manufacturing business will be gradually transferred to the JV Company. The decreased sales of EV products in 2014 as compared to that in 2013 was a result of this JV Agreement. In the future, under the JV Agreement, we will be mainly responsible for supplying the JV Company with EV parts and the JV Company will be responsible for manufacturing EV products and selling finished goods through channel to its end customers.

Off-Road Vehicles

During the year ended December 31, 2014, our revenues from the sale of off-road vehicles including selling go karts, all-terrain vehicles (“ATVs”), and others were $19,819,078, representing a decrease of $26,373,733 or 57.1% from $46,192,811 for the year ended December 31, 2013 and a decrease of $22,142,419 or 52.8% from $41,961,497 for the year ended December 31, 2012, respectively.

Our off road vehicles business line accounted for approximately 11.6% of our total net revenue for the fiscal year 2014, compared to 48.9% for the fiscal year 2013 and 65.0% for the fiscal year 2012, respectively. Of which go-kart business accounted for approximately 7.5% of our total net revenue for the year ended December 31, 2014, reduced from 35.1% and 47.7% for the years ended December 31, 2013 and 2012, respectively, and ATV business accounted for approximately 4.2% of our total net revenue for the year ended December 31, 2014, reduced from 11.0% and 9.9% for the years ended December 31, 2013 and 2012, respectively. The sales of three wheeled motorcycles, utility vehicles (“UTVs”) and refitted cars were insignificant in the fiscal year of 2014 as compared to the sales in the fiscal years 2013 and 2012. The decreased sales of these products were primarily due to the rearrangement of our product portfolio for more efficient use of our resources to capture more sales opportunities in the fast-growing EV market in China.

The following table shows the breakdown of our net revenues from customers by geographic markets:

	Year Ended December 31
	2014		2013		2012
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
North America	$2,900,789	2.0%	$6,906,807	7.0%	$7,243,257	11.0%
Europe and other regions	5,729,035	3.0%	2,394,948	3.0%	1,639,990	3.0%
China	161,599,182	95.0%	85,234,290	90.0%	55,630,423	86.0%
Total	$170,229,006	100.0%	$94,536,045	100.0%	$64,513,670	100.0%

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014 was $146,825,073, representing an increase of $74,031,556, or 101.7%, from $72,793,517 for the year ended December 31, 2013 and an increase of $95,204,793, or 184.4%, from $51,620,280 for the year ended December 31, 2012. This increase was primarily due to the corresponding increased sales for the year ended December 31, 2014. However, the increase in cost of goods sold outpaced the growth of our revenues, which was largely due to relatively less profitable raw material purchases in our newly-added EV parts product line, and the sale of EV parts accounted for 68.4% of total revenue for the year ended December 31, 2014. As a result, cost of goods sold for our EV parts product line comprised the majority, or 72.5%, of the total cost of goods sold for the year ended December 31, 2014. The battery sales accounted for the majority of our EV parts sales and their corresponding cost of goods sold accounted for 61.6% of total cost of goods sold.

For the year ended December 31, 2014, excluding the battery business mentioned above, our cost of raw materials declined by 2.2% compared to the sales increase in the same period of time year over year.

Excluding the battery business mentioned above, total wages and salaries for the year ended December 31, 2014, increased by 1.8% compared to the sale increase in the same period of time year over year.

Excluding the battery business mentioned above, our other overhead costs for the year ended December 31, 2014 increased by 0.3% compared to the sales increase in the same period of time year over year.

For the year ended December 31, 2014, raw material costs comprised approximately 95.2% of total cost of goods sold, labor costs comprised approximately 1.5% of total cost of goods sold, and manufacturing overhead comprised approximately 3.3% of the total cost of goods sold. For the year ended December 31, 2013, raw material costs comprised approximately 90.1% of total cost of goods sold, labor costs comprised approximately 1.7% of total cost of goods sold, and manufacturing overhead comprised approximately 8.2% of the total cost of goods sold. For the year ended December 31, 2012, raw material costs comprised approximately 91.5% of total cost of goods sold, labor costs comprised approximately 2.5% of total cost of goods sold, and manufacturing overhead comprised approximately 6.0% of the total cost of goods sold.

Gross Profit

Gross profit for the year ended December 31, 2014 was $23,403,933 as compared to $21,742,528 for year ended December 31, 2013 and $12,893,390 for year ended December 31, 2012, representing an increase of $1,661,405 or 7.6% from 2013 and an increase of $10,510,543 or 81.5% from 2012, respectively. This increase was primarily attributable to the increase in our revenue driven by the sales of our newly-added business line of EV parts. However, our gross margin for the year ended December 31, 2014 decreased to 13.7% from 23.0% for the year ended December 31, 2013 and 20.0% for the year ended December 31, 2012. The decreased gross margin was mainly because the majority of our revenue growth during the year ended December 31, 2014 came from the relatively less profitable EV parts product lines, which accounted for 68.4% of total sales for the year and had a gross margin of 8.5% compared to the average gross margin of 13.7% for our company as a whole.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expense, totaled $2,755,637 for the year ended December 31, 2014, compared to $3,728,730 for the year ended December 31, 2013 and $2,877,283 for the year ended December 31, 2012, representing a decrease of $973,093, or 26.1%, from 2013 and a decrease of $121,646, or 4.2%, from 2012, respectively. These decreases were primarily due to the shift of our business strategy to focus more of our efforts on the China EV auto market and our primary responsibility under the JV agreement, which is to supply the JV Company with EV parts rather than EV products.

For the year ended December 31, 2014, approximately 40% of our research and development expenses was spent on the research and development of five new EV product models and the projects to develop new auto air conditioning system, vehicle control system and EV intelligent control platform (centralized control platform) used in our EV products, while the remaining or 60% of our research and development expenses was spent on the projects to develop EV related and off road vehicle products that we initiated in the previous year. For the year ended December 31, 2013, the majority of our research and development expense was spent to develop off road vehicle products. We initiated research and development efforts to develop new EV products to meet market demands in the fourth quarter of 2013.

Sales and Marketing

Selling and distribution expenses were $1,345,588 for the year ended December 31, 2014, compared to $399,504 for the year ended December 31, 2013 and $455,983 for the year ended December 31, 2012, representing an increase of $946,084, or 236.8%, from 2013 and an increase of $889,605, or 195.1%, from 2012, respectively. These increases were primarily attributable to the warranty expenses of $832,439 for repair and maintenance charged during the year of 2014. In 2014, we contracted a qualified third party to provide repair and maintenance services for the 1,620 Kandi 7001 series EV sedans we have sold. Excluding this charge, our selling and distribution expenses increased $113,645, or 28.4%, as compared to last year. The increase was largely due to the increased expenses in the shipping and handling costs and other sales and marketing related costs, while decreased product liability insurance partially offset this increase.

General and Administrative

General and administrative expenses were $14,058,548 for the year ended December 31, 2014, compared to $16,056,107 for the year ended December 31, 2013 and $4,250,832 for the year ended December 31, 2012, representing a decrease of $1,997,559,or 12.4%, from 2013 and an increase of $9,807,716, or 230.7%, from 2012, respectively. For the year ended December 31, 2014, general and administrative expenses included $8,455,422 in expenses for common stock awards to employees and consultants for their services, compared to $9,658,320 and $85,558 for the years ended December 31, 2013 and 2012, respectively. Excluding stock award costs, our net general and administrative expenses for the year ended December 31, 2014 were $5,603,126, a decrease of $794,661, or 12.4%, compared to $6,397,787 for the year ended December 31, 2013. This decrease was primarily attributable to more costs related to the capital raise were expensed in 2013 than 2014. The costs related to issuance of the derivative instruments in the capital raises during 2014, or $578,757, were expensed upon issuance in 2014. Additionally, the general and administrative expenses in 2012 also included $19,053 of stock-based compensation costs for the options issued to our executives and managerial level employees, while for the years ended December 31, 2014 and 2013, we didn’t have such expenses.

Interest Income (Expense), Net

Net interest expense was $1,779,525 for the year ended December 31, 2014, compared to $2,878,876 for the year ended December 31, 2013 and $117,787 for the year ended December 31, 2012, representing a decrease of $1,099,351, or 38.2%, from 2013 but an increase of $1,661,738, or 1,410.8%, from 2012. The decrease in net interest expense compared to last year was primarily attributable to an increase in interest income earned on loans made to third parties for the year ended December 31, 2014. We recorded interest income of $1,701,121 for the year ended December 31, 2014, which included$1,573,421 earned on loans made to third parties, $39,849 earned on an entrusted loan lent to the JV Company through Bank of Communications Hangzhou Zhongan Branch as the agent bank, and $87,851 earned on bank deposits. We recorded interest expense of $3,480,646 for the year ended December 31, 2014, which included bank loan interest of $2,217,955 and bond interest of $1,262,691.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2014, the gain related to changes in the fair value of the derivative liability relating to the warrants issued to investors and placement agents was $6,531,308, compared to a loss of $16,647,283 for the year ended December 31, 2013 and a gain of $1,986,063 for the year ended December 31, 2012, an increase of $23,178,591from 2013 and an increase of $4,545,245 from 2012, respectively. The gain on the changes in the fair value of derivative liability was due to the decrease in the fair value price of the derivative which was primarily attributable to two factors. First, it was caused by the decrease in our stock price of the common stock underlying the warrants issued on September 4, 2014, which decreased from $17.13 on the issuance date to $14.01 on December 31, 2014. Secondly, it was due to the passage of remaining life of outstanding warrants (excluding the warrants issued in September 2014), a significant portion of which warrants expired in January 2015.

Government Grants

Government grants totaled $288,498 for the year ended December 31, 2014, representing an increase of $60,102, or 26.3%, from $228,396 in 2013 and an increase of $156,359, or 118.3%, from $132,139 in 2013. The increases were largely due to the subsidies we received from the Chinese government for promoting local business and innovation.

Share of Profit (Loss) of Associated Company

Investment losses were $54,308 for the year ended December 31, 2014, compared to a loss of $69,056 for the year ended December 31, 2013 and a loss of $69,429 for the year ended December 31, 2012, a decrease of $14,748, or 21.4%, from 2013 and a decrease of $15,121, or 21.8%, from 2012, respectively. For the years ended December 31, 2014 and 2013, these losses were attributable to our 30% equity ownership of Jinhua Service. In July 2014, Jinhua Service ceased its operations and was dissolved. As a result, we wrote off the remaining investment in this entity and associated liabilities due to this entity.

Share of Profit (Loss) after Tax of the JV Company

For the year ended December 31, 2014, the JV Company’s net sales were $215,537,203, gross income was $41,889,144, and net income was $7,526,164. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit, or $3,763,082 for the year ended December 31, 2014. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $4,490,266 for the year ended December 31, 2014, compared to a loss of $2,414,354 for the year ended December 31, 2013, representing an increase in income of $6,904,620.

During the year of 2014, the JV Company’s revenues were primarily derived from the sales of EV products in the PRC with a total of 10,935 units sold during the year.

Other Income (Expense), Net

Net other expense was ($34,649) for the year ended December 31, 2014, compared to net other income of $676,257 for the year ended December 31, 2013 and net other income of $332,936 for the year ended December 31, 2012, a decrease in net other income of $710,906, or 105.1%, from 2013 and a decrease in net other income of $367,585, or 110.4% from 2012, respectively. This difference was primarily attributable to a write-off of $841,251 payable to Ever Lotts Investment Limited incurred in 2013. In addition, we received less rental income received during the year of 2014.

Income Taxes

In accordance with the relevant tax laws and regulations of the PRC, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is a qualified as high technology company in China and is therefore entitled to pay a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Wanning, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

We qualified as a high technology company in China, and were entitled to pay a reduced income tax rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, our effective reduced income tax rate was 18.40% as compared to 16.68% in 2013. The combined tax benefit was 60.38% as compared to 50.1% in 2013. The actual effective income tax rate was reduced from 25% to 9.91% of the 2014 taxable corporate income as compared to 12.48% of the 2013 taxable corporate income.

Net Income (Loss)

We recorded net income of $12,271,338 for the year ended December 31, 2014, compared to net loss of ($21,140,723) for the year ended December 31, 2013 and a net income of $6,049,479 for the year ended December 31, 2012, an increase of $33,412,061, or 158.0%, from the year ended December 31, 2013 and an increase of $6,221,859, or 102.8%, from the year ended December 31, 2012, respectively. The net income was primarily attributable to increased revenue and gross profits, and the gain from the change in the fair value of warrant derivatives.

Excluding (i) the effects of stock award expenses, which were $8,455,422 and $9,658,320 for the years ended December 31, 2014 and 2013, respectively, and (ii) the change of the fair value of financial derivatives, which were a gain of $6,531,308 and a loss of ($16,647,283) for the years ended December 31, 2014 and 2013, respectively, our net income (non-GAAP) was $14,195,452for the year ended December 31, 2014 as compared to net income (non-GAAP) of $5,164,880 for the year ended December 31, 2013, an increase of $9,030,572 or 174.8%. The increase in such net income was primarily attributable to the increase of revenue and gross profits during the year of 2014.

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

The following table summarizes our non-GAAP net income from continuing operations for the years ended December 31, 2014, 2013and 2012:

	Year Ended December 31
	2014	2013	2012
GAAP net income (loss)	$12,271,338	$(21,140,723)	$6,049,479
Stock award expenses	8,455,422	9,658,320	85,558
Options expenses	-	-	19,053
Convertible note's interest expense	-	-	2
Amortization of discount on convertible notes	-	-	43
Change of the fair value of financial derivatives	(6,531,308)	16,647,283	(1,986,063)
Non-GAAP net income	$14,195,452	$5,164,880	$4,168,072

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the year ended December 31, 2014, cash used in operating activities was $7,453,756, as compared to cash provided by operating activities of $14,687,446 for the year ended December 31, 2013 and cash used in operating activities of $10,721,895 for the year ended December 31, 2012. The major operating activities that provided cash for the year ended December 31, 2014 were net income of $12,271,338, an increase in accounts payable of $23,095,825 and a decrease in accounts receivable of $15,445,962. The major operating activity that used cash for the year ended December 31, 2014 was an increase in receivables from the JV Company of $48,593,522.

Cash used in investing activities for the year ended December 31, 2014 was $50,108,255, as compared to cash used in investing activities of $59,844,162 and $4,751,858 for the years ended December 31, 2013 and 2012, respectively. Cash provided by investing activities for the year ended December 31, 2014 was primarily the result of the repayment of notes receivable of $29,354,592. Cash used in investing activities for the year ended December 31, 2014 was primarily the result of the purchases of construction in progress of $50,891,170 and the issuance of notes receivable of $24,705,489.

Cash provided by financing activities for the year ended December 31, 2014 was $72,775,040, as compared to cash provided by financing activities of $46,317,978 and $25,622,819 for the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities for the year ended December 31, 2014 was primarily the result of proceeds from short-term loans of $48,306,743, proceeds from notes payable of $18,718,944, proceeds from common stock and warrants issued of $78,358,991, and proceeds from warrant exercises of $21,101,039. Cash used in financing activities for the year ended December 31, 2014 was primarily the result of repayments of short-term loans of $46,517,604, repayments of notes payable of $29,602,112, repayment of bond payable of $13,011,917 and placement of restricted cash of $13,010,291.

As of December 31, 2014, we had unrestricted cash of $26,379,460. Our total current assets were $138,327,197, and our total current liabilities were $99,124,513, which resulted in a net working capital of $39,202,684.

Working Capital

We had a working capital surplus of $39,202,684 at December 31, 2014, which reflected an increase from a working capital deficit of ($6,631,680) as of December 31, 2013.

As of December 31, 2014, we had credit lines from commercial banks of $42,739,904, of which $35,589,502 was used as of December 31, 2014. We believe that our cash flows generated internally may not be sufficient to support the growth in operations and to repay short-term bank loans for the next twelve (12) months. However, we believe our access to existing financing sources, including the remaining net proceeds from our $71 million registered direct offering financing completed on September 4, 2014, and established relationships with PRC banks will enable us to meet our obligations and fund its ongoing operations.

We have historically financed our operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. We believe that this situation has not changed and that short-term bank loans will be available on normal trade terms if needed.

On March 24, 2014, we raised approximately $11.05 million from the sale to two institutional investors of an aggregate of 606,000 shares of our common stock at a price of $18.24 per share. As part of the transaction, we also issued to the investors warrants for the purchase of up to 90,900 shares of common stock at an exercise price of $22.80 per share, which warrants expire in September 2015.

On September 4, 2014, we raised approximately $71.00 million before deducting fees to the placement agent and other offering expenses incurred us from the sale to six institutional investors of an aggregate of 4,127,908 shares of our common stock at a price of $17.20 per share. As part of the transaction terms, we also issued to the investors warrants for the purchase of up to 743,024 shares of common stock at an exercise price of $21.50 per share, which warrants expire in February 2016.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the year ended December 31, 2014 were as follows:

Year Ended
12/31/2014
Capital requirements	(In thousands)
Purchase of plant and equipment	$2,101
Purchases of land use rights	1,669
Purchase of construction in progress	50,891
Issuance of notes receivable	24,706
Disposal of associated company	96
Repayments of short-term bank loans	46,518
Repayments of notes payable	29,602
Repayments of bond	13,012
Increase in restricted cash	13,010
Internal cash used in operations	7,454
Increase in cash	13,617
Total capital requirements	$202,676

Capital provided
Repayments of notes receivable	$29,355
Proceeds from short-term bank loan	48,307
Proceeds from notes payable	18,719
Common stock and warrants issued	78,359
Warrant exercise	21,101
Other financing activities	8,431
Total capital provided	$204,272

The difference between capital provided and capital required is caused by the exchange rate changes over the past twelve months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Construction-in-progress

Obligations	$103,999,090	$103,999,090	$-	$-	$-

Total	$103,999,090	$103,999,090	$-	$-	$-

Short-term Loans:

Short-term loans are summarized as follows:

	December 31,	December 31,
	2014	2013
Loans from Jinhua Bank
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	$-	$1,635,590

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	-	817,795

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo and Mr. Lv Qingjiang, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	-	3,271,181

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 1.026% per month, due March 31, 2014, guaranteed by Yongkang Sanli Metal Co., Ltd. The loan was fully repaid.	-	817,795

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. The loan was fully repaid. Also see Note 13 and Note 14.	-	12,757,606

Monthly interest only payments at 7.08% per annum, due May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	12,675,713	-
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.60% per annum, due September 4, 2014, secured by the assets of the Company, guaranteed by Mr. HuXiaoming. The loan was fully repaid. Also see Note 13 and Note 14.	-	6,542,362

Loans from Bank of Shanghai
Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd. The loan was fully repaid.	-	4,906,771

Loans from China Ever-growing Bank
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company. The loan was fully repaid.	-	3,271,181
Monthly interest only payments at 7.20% per annum, due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	3,250,183	-

Loans from Hangzhou Bank
Monthly interest only payments at 6.00% per annum, due October 20, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	7,930,446	-
Monthly interest only payments at 6.00% per annum, due November 17, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	11,733,160	-
	$35,589,502	$34,020,281

Guarantees and pledged collateral for third party bank loans

As of December 31, 2014 and 2013, we provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to:	December 31, 2014	December 31, 2013
Yongkang Angtai Trade Co., Ltd.	$-	$817,795
Nanlong Group Co., Ltd.	9,750,548	9,813,543
Zhejiang Shuguang industrial Co., Ltd.	4,875,274	4,906,771
Zhejiang Kangli Metal Manufacturing Company.	4,875,274	4,906,771
Total	$19,501,096	$20,444,880

On January 6, 2013, we entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $817,795 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to our company. Under this guarantee contract, we agreed to perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth therein.

On February 26, 2013, we entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,906,771 by Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for the period from February 26, 2013 to February 26, 2014. On March 4, 2014, we entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,875,274 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to our company. Under these guarantee contracts, we agreed to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, we entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $3,250,183 and $6,500,366, respectively, by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014, respectively. The guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch was extended for four months to April 27, 2015 with the same terms after its original contract ended on December 27, 2014. NGCL is not related to our company. Under these guarantee contracts, we agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On December 27, 2013, we entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $ 4,875,274 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. The guarantee contract was extended for six months to June 27, 2015 with the same terms after its original contract ended on December 27, 2014. ZKMMC is not related to our company. Under this guarantee contract, we agreed to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party bank loans

As of December 31, 2014 and 2013, none of our land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 for the years ended December 31, 2014 and 2013, in accordance with our management's judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $315,584 and $352,734 of decline in net realizable value of inventory for the year ended of December 31, 2014 and 2013 due to our provision for slow moving inventory.

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

The revenue recognition policies for our EV products and legacy products including ATVs, go-karts and other products are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

Policy affecting options, warrants and convertible notes

Our stock option cost is recorded in accordance with ASC 718 and ASC 505. The fair value of stock options is estimated using the Black-Scholes-Merton model. Our expected volatility assumption is based on the historical volatility of our stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognition is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

In accordance with ASC 815, the conversion feature of the convertible notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the convertible notes are issued, the conversion feature is recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses. We used the Black-Scholes-Merton option-pricing model to obtain the fair value of the conversion feature. We expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move further to reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. At the end of 2014, the RMB has already appreciated more than 10% since 2010. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

Interest Rate Risk

We had cash and cash equivalents and restricted cash totaling $39.4 million and notes receivable of $9.1 million as of December 31, 2014. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2014, we had $35.6 million of short-term bank loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expense generated from short-term bank loans. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 2.0%, 2.6% and 2.6% in 2014, 2013, and 2012, respectively. China's inflation rate in 2014 was near a five-year low and was well below the government's target of 3.5%. China's National Statistics Bureau said the fall was largely due to falling oil prices. While this rate declined in 2014 compared to the past two years, there may be further increased inflation in the future, which could have an adverse effect on our business.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2014 AND 2013

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONTENTS
PAGE F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES F-3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013

PAGES F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

PAGES F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

PAGES F-8-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Kandi Technologies Group, Inc

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the internal control over financial reporting of the Company as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Group, Inc. as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with US generally accepted accounting principles.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Hong Kong, China	/s/ AWC (CPA) Limited
March 16, 2015	Certified Public Accountants

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$26,379,460	$12,762,369
Restricted cash	13,000,731	1,636
Accounts receivable	15,736,805	31,370,862
Inventories (net of provision for slow moving inventory of $315,584 and $352,734 as of December 31, 2014 and 2013 respectively	15,403,840	9,187,714
Notes receivable	9,060,441	13,794,094
Other receivables	238,567	556,904
Prepayments and prepaid expenses	120,761	505,513
Due from employees	34,475	34,272
Advances to suppliers	6,901,505	8,867,074
Amount due from JV Company, net	51,450,612	2,917,592
Deferred tax	-	13,706
Total Current Assets	138,327,197	80,011,736

LONG-TERM ASSETS
Plant and equipment, net	26,215,356	29,333,516
Land use rights, net	15,649,152	14,453,191
Construction in progress	58,510,051	16,356
Deferred taxes	-	81,076
Investment in associated company	-	96,838
Investment in JV Company	83,309,095	79,331,930
Goodwill	322,591	322,591
Intangible assets	577,401	659,496
Other long-term assets	162,509	-
Total Long-Term Assets	184,746,155	124,294,994
TOTAL ASSETS	$323,073,352	$204,306,730

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,	December 31,
	2014	2013
CURRENT LIABILITIES
Accounts payable	$45,772,481	$22,843,143
Other payables and accrued expenses	5,101,740	2,422,613
Short-term bank loans	35,589,502	34,020,281
Customer deposits	2,630,723	44,404
Notes payable	5,702,121	16,683,023
Income tax payable	1,835,685	1,362,828
Due to employees	15,787	10,297
Deferred taxes	230,864	-
Financial derivate - liability	2,245,610	9,256,827
Total Current Liabilities	99,124,513	86,643,416

LONG-TERM LIABILITIES
Deferred tax	2,266,725	1,009,477
Bond payable	-	13,084,724
Financial derivatives - liability	10,097,275	15,042,994
Total Long-Term Liabilities	12,364,000	29,137,195
TOTAL LIABILITIES	111,488,513	115,780,611

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,274,855 and 37,012,904 shares issued and outstanding at December 31, 2014 and 2013, respectively	46,275	37,013
Additional paid-in capital	190,258,037	76,754,774
Retained earnings (the restricted portion is $4,172,324 and $3,807,551 at December 31, 2014 and 2013, respectively)	16,390,424	4,119,086
Accumulated other comprehensive income	4,890,103	7,615,246
TOTAL STOCKHOLDERS' EQUITY	211,584,839	88,526,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$323,073,352	$204,306,730

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
REVENUES, NET	$170,229,006	$94,536,045	$64,513,670

COST OF GOODS SOLD	(146,825,073)	(72,793,517)	(51,620,280)

GROSS PROFIT	23,403,933	21,742,528	12,893,390

OPERATING EXPENSES:
Research and development	(2,755,637)	(3,728,730	(2,877,283)
Selling and marketing	(1,345,588)	(399,504)	(455,983)
General and administrative	(14,058,548)	(16,056,107)	(4,250,832)
Total operating expenses	(18,159,773)	(20,184,341)	(7,584,098)

INCOME FROM OPERATIONS	5,244,160	1,558,187	5,309,292

OTHER INCOME (EXPENSE):
Interest income	1,701,121	1,516,477	2,658,104
Interest (expense)	(3,480,646)	(4,395,353)	(2,775,891)
Change in fair value of financial instruments	6,531,308	(16,647,283)	1,986,063
Government grants	288,498	228,396	132,139
Share of (loss) in associated companies	(54,308)	(69,056)	(69,429)
Share of profit (loss) after tax of JV	4,490,266	(2,414,354)	-
Other income (expense), net	(34,649)	676,257	332,936
Total other income (expense), net	9,441,590	(21,104,916)	2,263,922

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	14,685,750	(19,546,729)	7,573,214

PROVISION FOR INCOME TAXES	(2,414,412)	(1,593,994)	(1,523,735)

NET INCOME (LOSS)	12,271,338	(21,140,723)	6,049,479

OTHER COMPREHENSIVE INCOME

Foreign currency translation	(2,725,143)	2,112,902	424,623

COMPREHENSIVE INCOME (LOSS)	$9,546,195	$(19,027,821)	$6,474,102
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	42,583,495	34,707,973	29,439,328
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	42,715,818	34,707,973	29,677,325

NET INCOME (LOSS) PER SHARE, BASIC	$0.29	$(0.61)	$0.21
NET INCOME (LOSS) PER SHARE, DILUTED	$0.29	$(0.61)	$0.20

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total

BALANCE AT DECEMBER 31, 2011	27,445,600	$27,446	$31,533,378	$19,210,330	$5,077,721	$55,848,875

Stock issuance, warrant and stock option exercise	4,251,1 94	4,251	11,543,3 20	-	-	11,547,571

Deferred tax effect	-	-	(78,689)	-	-	(78,689)

Stock option issued	-	-	19,053	-	-	19,053

Acquisition of SCROU	-	-	711,156	-	-	711,156

Foreign currency translation gain	-	-	-	-	424,623	424,623

Net income	-	-	-	6,049,47 9	-	6,049,479

BALANCE AT DECEMBER 31, 2012	31,696,794	$31,697	$43,728,218	$25,259,809	$5,502,344	$74,522,068

Stock issuance and award	4,396,036	4,396	28,983,299	-	-	28,987,695

Warrant exercise	920,074	920	4,089,720	-	-	4,090,640

Deferred tax effect	-	-	(46,463)	-	-	(46,463)

Foreign currency translation	-	-	-		2,112,902	2,112,902

Net income	-	-	-	(21,140,723)	-	(21,140,723)

BALANCE AT DECEMBER 31, 2013	37,012, 904	$37,013	$76,754,774	$4,119,086	$7,615,246	$88,526,119

Stock issuance and award	6,169,534	6,170	91,058,441	-	-	91,064,611

Warrant exercise	3,092,417	3,092	22,444,822	-	-	22,447,914

Deferred tax effect	-	-		-	-	-

Foreign currency translation	-	-	-	-	(2,725,143)	(2,725,143)

Net income	-	-	-	12,271,338	-	12,271,338

BALANCE AT DECEMBER 31, 2014	46,274,855	$46,275	$190,258,037	$16,390,424	$4,890,103	$211,584,839

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,271,338	$(21,140,723)	$6,049,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,571,465	7,708,923	4,978,626
Assets impairments	-	355,876	465,199
Deferred taxes	1,579,855	876,255	92,521
Change in value of financial instruments	(6,531,308)	16,647,283	(1,986,063)
Loss in investment in associated company	54,308	69,056	69,429
Share of profit after tax of JV	(4,490,266)	2,414,354	-
Decrease in reserve for fixed assets	(302,023)	-	-
Option cost	-	-	19,053

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
	15,445,962		(20,513,099)
Accounts receivable		3,251,168
Inventories	(6,280,502)	(1,287,045)	(904,355)
Other receivables	315,071	(38,491)	1,955,055
Due from employees	5,139	10,797	37,117
Prepayments and prepaid expenses	(5,360,637)	(3,810,447)	(4,285,489)
Amount due from JV	(48,593,522)	(2,877,972)	-

Increase (Decrease) In:
Accounts payable	23,095,825	13,699,528	3,566,354
Other payables and accrued liabilities	2,694,689	(746,838)	(50,333)
Customer deposits	2,588,830	(254,151)	(740,419)
Income tax payable	482,020	651,124	525,030
Due to related party	-	(841,251)	-
Net cash (used in) provided by operating activities	(7,453,756)	14,687,446	(10,721,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(2,101,355)	(158,830)	(9,072,230)
Purchases of land use rights	(1,668,534)	-	-
Purchases of construction in progress	(50,891,170)	(16,134)	-
Deposit for acquisition	-	-	(24,383,529)
Asset acquisition, net of deposit	-	(39,673,000)	-
Disposal of subsidiary	(96,299)	64,535,177	-
Issuance of notes receivable	(24,705,489)	(4,174,247)	(1,011,821)
Repayments of notes receivable	29,354,592	311,844	29,603,171
Investment in JV	-	(80,668,972)	-
Cash acquired in acquisition	-	-	112,551
Net cash (used in) investing activities	(50,108,255)	(59,844,162)	(4,751,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(13,010,291)	16,135,044	(9,143,907)
Proceeds from short-term bank loans	48,306,743	52,918,845	41,504,215
Repayments of short-term bank loans	(46,517,604)	(52,596,170)	(45,539,128)
Proceeds from notes payable	18,718,944	83,251,992	40,491,531
Repayments of notes payable	(29,602,112)	(92,609,593)	(21,063,559)
Proceeds from bond payable	-	12,907,035	12,658,548
Repayments of bond payable	(13,011,917)	(12,907,035)	-
Fund raising through issuing common stock and warrants	78,358,991	26,387,498	-
Option exercise, stock award & other financing	8,431,247	9,659,103	1,258,231
Warrant exercise	21,101,039	3,171,259	1,672,739
Common stock issued for acquisition, net of cost of capital	-	-	3,784,149
Net cash provided by financing activities	72,775,040	46,317,978	25,622,819

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,213,029	1,161,262	10,149,066
Effect of exchange rate changes on cash	(1,595,938)	(533,989)	(308,322)
Cash and cash equivalents at beginning of year	12,762,369	12,135,096	2,294,352
CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,379,460	$12,762,369	$12,135,096

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,932,392	$942,870	$998,706
Interest paid	$3,475,893	$3,565,496	$2,570,691
Issuance of Common stock for acquisition	$-	$-	$8,616,416

SUPPLEMENTAL NON-CASH DISCLOSURES:
Prepayments transferred to construction in progress	$7,652,959	$-	$-
Construction in progress transferred to plant and equipment	$-	$-	$10,078,637

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China’s leading producers and manufacturers of electrical vehicle products, electrical vehicle parts and off-road vehicles for sale in the People’s Republic of China (the “PRC”) and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart is as follows:

* The box with dotted-line border represents the entity that has ceased operation and was dissolved in July 2014.

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% interest. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy was established in accordance with relevant Chinese government regulations on automobile manufacturing enterprises, which prohibit foreign ownership of greater than 50%. Kandi New Energy currently holds vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles (”Special-purpose Vehicles”) and production rights (license) on manufacturing battery packs used in Kandi brand electric vehicles (“EVs”). Kandi New Energy supplies battery packs for Kandi brand EVs.

Jinhua Three Parties New Energy Vehicles Service Co., Ltd. (“Jinhua Service”) was formed as a joint venture, by and among our wholly-owned subsidiary, Kandi Vehicles, the State Grid Power Corporation and Tianneng Power International. The Company, indirectly through Kandi Vehicles, had a 30% ownership interest in Jinhua Service. Jinhua Service was established in order to provide public charging stations for lead-acid batteries for EVs in Jinhua city. Currently, most of EV customers in Jinhua have the ability to charge their EVs by themselves. Since self-charging is more cost-efficient and most of the customers have switched from public-charging to self-charging, Jinhua Service ceased its operations and was dissolved accordingly in July 2014.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company (defined below).

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EVs and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

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

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy holds the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Wanning. According to the JV Agreement, once Kandi Wanning becomes fully operational, its entire equity interests will be transferred to the JV Company.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. Kandi Jinhua is engaged in EV manufacturing business.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in the car sales business. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. The company is mainly engaged in EV research and development, manufacturing and sales.

In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. The company is mainly engaged in EV research and development, manufacturing and sales.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EV products, EV parts and off road vehicles. As part of its strategic objective to become a leading manufacturer of EV products and related services, the Company has increased its focus on fuel efficient, pure EV products with a particular emphasis on expanding its market share in China.

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $39,202,684 as of December 31, 2014, an increase of $45,834,364 from a working capital deficit of ($6,631,680) as of December 31, 2013.

As of December 31, 2014, the Company had credit lines from commercial banks of $42,739,904, of which $35,589,502 was used as of December 31, 2014. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its cash reserves, including the proceeds of its $71 million registered direct offering financing completed on September 4, 2014 and its access to existing financing sources, including established relationships with PRC banks, will enable it to fund its ongoing operations.

The Company has historically financed its operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for additional one-year terms, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this situation has not changed and that short-term bank loans remain available on normal trade terms if needed.

On March 24, 2014, the Company raised approximately $11.05 million from the sale to two institutional investors of an aggregate of 606,000 shares of its common stock at a price of $18.24 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 90,900 shares of common stock at an exercise price of $22.80 per share, with a term of 18 months from the date of issuance.

On September 4, 2014, the Company raised approximately $71.00 million before deducting fees to the placement agent and other offering expenses incurred from the sale to six institutional investors of an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share. As part of the transaction terms, the Company also issued to the investors warrants for the purchase of up to 743,024 shares of common stock at an exercise price of $21.50 per share, with a term of 17 months from the date of issuance.

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

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in the following subsidiaries:

(i)	Continental, a wholly-owned subsidiary of the Company

(ii)	Kandi Vehicles, a wholly-owned subsidiary of Continental

(iii)

Kandi New Energy, a 50% owned subsidiary of Kandi Vehicles. Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy)

(iv)	Yongkang Scrou,a wholly-owned subsidiary of Kandi Vehicles

(v)	Kandi Wanning, a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles)

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as following:

(vi)	The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(vii)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(viii)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(ix)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(x)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(xi)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(xii)	The Service Company, a 19%-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest;

(xiii)	Jinhua Service, a 30% owned subsidiary of Kandi Vehicles, which was dissolved in July 2014.

All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

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

As of December 31, 2014, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value
	Measurements	Active	Significant
	at Reporting	Markets	Other	Significant
	Date Using	for Identical	Observable	Unobservable
	Quoted Prices	Assets	Inputs	Inputs
	in Carrying
	Value as of
	December 31,
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,379,460	$26,379,460	-	-
Restricted cash	13,000,731	13,000,731	-	-
Warrants	12,342,885	-	-	12,342,885

Cash and cash equivalents consist primarily of highly-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants, which are accounted as liabilities, are treated as derivative instruments and are measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 (t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2014 and 2013, represented time deposits on account for earning interest income. As of December 31, 2014 and 2013, the Company’s restricted cash were $13,000,731, which reflects a one-year Certificate of Time Deposit (CD) with Hangzhou Bank Jinhua Branch, and $1,636, respectively.

(d) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2014 and 2013, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of December 31, 2014 and 2013, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year. If the loan default is probable, reasonably assured and the loss can be reasonably estimated, the Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers. As of December 31, 2014, prepayments included advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2013, the Company recorded a significant prepayment made by the Company to a supplier as an advance of RMB 47 million ($7,687,275) and deposited by Kandi Wanning to Nanjing Shangtong. As of December 31, 2014, the advance to Nanjing Shangtong was transferred to “construction-in-progress” as described in Note 15.

Advances for raw materials purchases typically are settled within two months by the Company’s receipt of raw materials. Prepayment is offset against purchase amount after equipment or materials are delivered.

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

(j) Land Use Rights

According to the Chinese laws, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the term of fifty years.

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

The Company recognized revenue when the products and the risk they carry are transferred to the other party.

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $2,755,637, $3,728,730 and $2,877,283 for the years ended December 31, 2014, 2013 and 2012, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the years ended December 31, 2014, 2013and 2012, $288,498, $228,396 and $132,139, respectively, were received by Kandi Vehicle from the PRC government.

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

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in U. S. dollars. The functional currency of the Company is the RMB. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the website: http://www.oanda.com

	December 31,	December 31,
	2014	2013
Period end RMB : USD exchange rate	6.15350	6.11400
Average RMB : USD exchange rate	6.14821	6.19817

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

(r) Segments

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”), the Company’s chief operating decision makers rely upon the consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. As a result of the assessment made by the chief operating decision makers, the Company has only one single operating segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

(s) Stock Option Expenses

The Company’s stock option expenses are recorded in accordance with ASC 718 and ASC 505.

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

The recognition of the stock option expenses is based on awards expected to vest, and there were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grants and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock-based option expenses for the years ended December 31, 2014, 2013 and 2012 were $0, $0 and $19,053, respectively. See Note 20.

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

(u) Goodwill

The Company allocates goodwill from business combinations to reporting units based on the expectation that the reporting unit is to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. As of December 31, 2014 and 2013, the Company determined that its goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of December 31, 2014 and 2013.

(w) Accounting for Sale of Common Stock and Warrants

Gross proceeds are firstly allocated according to the initial fair value of the freestanding derivative instruments (i.e. the warrants issued to the Company’s investors in its previous offerings, or the “Investor Warrants”). The remaining proceeds are allocated to common stock. The related issuance expenses, including the placement agent cash fees, legal fees, the initial fair value of the warrants issued to the placement agent, etc, were allocated between the common stock and the Investor Warrants based on how the proceeds allocated to these instruments. Expenses related to the issuance of common stock were charged to paid-in capital.

Expenses related to issuance of the derivative instruments were expensed upon issuance.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect ASU 2014-08 to have a significant impact on its consolidated results of operations and financial condition.

The FASB has issued Accounting Standards Update (ASU) No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. According to the FASB, the new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014. The Company does not expect ASU 2014-11 to have a significant impact on its consolidated results of operations and financial condition.

The FASB has issued Accounting Standards Update (ASU) No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect ASU 2014-17 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company's major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

		Sales		Accounts Receivable and Amount Due
				from JV Company, Net (1)
	Year	Year	Year
	Ended	Ended	Ended
	December,	December,	December,	December	December	December
	31,	31,	31,	31,	31,	31,
Major Customers	2014	2013	2012	2014	2013	2012
Kandi Electric Vehicles (Changxing) Co., Ltd.	38%	-	-	17%	-	-
Kandi Electric Vehicles (Shanghai) Co., Ltd.	23%	-	-	16%	-	-
Shanghai Maple Auto Co., Ltd.	10%	23%	-	3%	47%	-

(1)	The balance at December 31, 2014 didn’t include the one-year entrusted loan of $24,376,371 that Kandi Vehicle lent to the JV Company.

(b) Suppliers

The Company's material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December, 31,	December, 31,	December, 31,	December, 31,	December, 31,	December, 31,
Major Suppliers	2014	2013	2012	2014	2013	2012
Zhejiang New Energy Auto System Co., Ltd.	31%	33%	26%	12%	12%
Shandong Henyuan New Energy Tech Co., Ltd.	25%	-	-	32%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	11%	-	-	29%	-

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the year ended December 31, 2014, 2013 and 2012, the number of potentially dilutive common shares were 132,323, 0 and 237,997, respectively. The following table sets forth the computation of basic and diluted net income per common share:

Twelve months Ended December 31,	2014	2013	2012
Net (loss) income	$12,271,338	$(21,140,723)	$6,049,479
Weighted – average shares of common stock outstanding
Basic	42,583,495	34,707,973	29,439,328
Dilutive shares	132,323	0	237,997
Diluted	42,715,818	34,707,973	29,677,325
Basic earnings per share	$0.29	$(0.61)	$0.21
Diluted earnings per share	$0.29	$(0.61)	$0.20

Also see Note 19.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2014	2013
Accounts receivable	$15,736,805	$31,370,862
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$15,736,805	$31,370,862

During the fiscal years ended December 31, 2014, 2013 and 2012, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $2,981,944, $6,906,807 and $5,297,548, respectively. As of December 31, 2014 and 2013, the outstanding receivable due from Eliteway were $620,410 and $2,800,958, respectively.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's chairman and Chief Executive Officer, Mr. Hu Xiaoming. For the years ended December 31, 2014, 2013 and 2012, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm's-length without any preferential terms when compared with other customers at the comparative order size or volume.

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2014	2013
Raw material	$3,621,428	$2,646,041
Work-in-progress	3,104,678	5,065,126
Finished goods	8,993,318	1,829,281
Total inventories	15,719,424	9,540,448
Less: provision for slowing moving inventories	(315,584)	(352,734)
Inventories, net	$15,403,840	$9,187,714

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31,	December 31,
	2014	2013
Notes receivable from unrelated companies:
Due September 30, 2015, interest at 9.6% per annum 1	$8,117,888	$13,794,094

Bank acceptance notes:
Bank acceptance notes	942,553	-

Notes receivable	$9,060,441	$13,794,094

Notes receivable are unsecured.

Details of Notes receivable from unrelated parties as of December 31, 2014

	Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1)	8,117,888	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due.

Details of Notes receivable from unrelated parties as of December 31, 2013

	Amount($)	Counter party	Relationship	Purpose of Loan	Manner of settlement
1)	13,794,094	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not Due

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	December 31, 2014	December 31, 2013
At cost:
Buildings	$14,492,949	$14,514,873
Machinery and equipment	7,916,281	10,771,899
Office equipment	283,494	251,690
Motor vehicles	355,547	288,004
Moulds	34,523,167	34,230,014
	57,571,438	60,056,480
Less : Accumulated depreciation
Buildings	$(3,480,417)	$(3,010,451)
Machinery and equipment	(7,371,047)	(10,278,409)
Office equipment	(220,944)	(196,303)
Motor vehicles	(254,331)	(228,442)
Moulds	(19,972,647)	(16,648,583)
	(31,299,386)	(30,362,188)
Less: provision for impairment for fixed assets	(56,696)	(360,776)
Plant and equipment, net	$26,215,356	$29,333,516)

As of December 31, 2014 and 2013, the net book value of plant and equipment pledged as collateral for the Company's bank loans were $10,816,480 and $11,292,649, respectively.

Depreciation expenses for the years ended December 31, 2014, 2013 and 2012 were $5,110,681, $7,273,260 and $4,577,092, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2014	2013
Cost of land use rights	$17,786,170	$16,223,208
Less: Accumulated amortization	(2,137,018)	(1,770,017)
Land use rights, net	$15,649,152	$14,453,191

As of December 31, 2014 and 2013, the net book value of the land use rights pledged as collateral for the Company's bank loans were $9,665,834 and $9,983,647 respectively. Also see Note 16.

It is a common business practice among companies in the region of China where Kandi is located to exchange guarantees for bank debt with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks as in these cases. Zhejiang Mengdeli Electric Co., Ltd (“ZMEC”) has provided a guarantee for certain of the Company's bank loans. As of December 31, 2014 and 2013, ZMEC had guaranteed bank loans of the Company for a total of $12,675,713 and $16,028,786, respectively.

The amortization expense for the years ended December 31, 2014, 2013 and 2012 were $378,689, $353,568 and $346,761, respectively.

Amortization expense for the next five years and thereafter is as follows:

2015	$378,689
2016	378,689
2017	378,689
2018	378,689
2019	378,689
Thereafter	13,755,707
Total	$15,649,152

NOTE 15 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facility being built in Wanning City of Hainan Province.

Kandi Wanning facility

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province. The Company signed an agreement with Wanning city government and planned to invest a total of RMB 1 billion, or $162,509,141, to develop a factory in Wanning with an annual production of 100,000 EVs. In 2013, the Company contracted with an unrelated third party equipment supplier, Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”), to purchase equipment. The equipment was purchased and delivered according to the construction schedule and development of Kandi Wanning. As of December 31, 2014, a total amount of advances to suppliers of RMB 360,041,600, or $58,510,051, made by Kandi Wanning to Nanjing Shangtong for equipment purchases was transferred to CIP. None of construction-in-progress was transferred to property, plant and equipment during the years ended December 31, 2014 and 2013, respectively. The Company expects the purchase and installation of the equipment will be completed and the trial production will be launched by the end of 2015.

No depreciation is provided for construction-in-progress until such time when the assets are completed and placed into operation.

The construction project the Company was in the progress of completing is as follow:

	Total in CIP
	as of
	December 31,	Estimated Cost to	Estimated	Estimated
Project	2014	Complete	Total Cost	Completion Date

Kandi Wanning facility	$58,510,051	$103,999,090	$162,509,141	December 2015
Total	$58,510,051	$103,999,090	$162,509,141

As of December 31, 2014 and 2013, the Company had construction in progress amounting to $58,510,051 and $16,356, respectively.

No interest expense has been capitalized for construction-in-progress for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 16 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2014	2013
Loans from Jinhua Bank
Monthly interest only payments at 6.30% per annum, due October 10, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	$-	$1,635,590

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Mr. Hu Xiaoming and Ms. Ling Yueping, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	-	817,795

Monthly interest only payments at 6.30% per annum, due December 2, 2014, guaranteed by Zhejiang Kangli Metal Manufacturing Company, Mr. Hu Xiaoming, Ms. Ling Yueping, Mr. Lv Qingbo and Mr. Lv Qingjiang, and secured by the assets of the Company. The loan was fully repaid. Also see Note 13 and Note 14.	-	3,271,181

Loans from Yongkang Rural Cooperative Bank
Monthly interest only payments at 1.026% per month, due March 31, 2014, guaranteed by Yongkang Sanli Metal Co., Ltd. The loan was fully repaid.	-	817,795

Loans from China Ever-bright Bank
Monthly interest only payments at 6.94% per annum, due May 14, 2014, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. The loan was fully repaid. Also see Note 13 and Note 14.	-	12,757,606

Monthly interest only payments at 7.08% per annum, due May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	12,675,713	-
Loans from Shanghai Pudong Development Bank
Monthly interest only payments at 6.60% per annum, due September 4, 2014, secured by the assets of the Company, guaranteed by Mr. HuXiaoming. The loan was fully repaid. Also see Note 13 and Note 14.	-	6,542,362

Loans from Bank of Shanghai
Monthly interest only payments at 6.60% per annum, due December 27, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Kangli Metal Manufacturing Company and Nanlong Group Co., Ltd. The loan was fully repaid.	-	4,906,771

Loans from China Ever-growing Bank
Monthly interest only payments at 7.20% per annum, due April 22, 2014, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, Zhejiang Shuguang industrial Co., Ltd. and Zhejiang Mengdeli Electric Company. The loan was fully repaid.	-	3,271,181
Monthly interest only payments at 7.20% per annum, due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	3,250,183	-

Loans from Hangzhou Bank
Monthly interest only payments at 6.00% per annum, due October 20, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	7,930,446	-
Monthly interest only payments at 6.00% per annum, due November 17, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	11,733,160	-
	$35,589,502	$34,020,281

The interest expense of the short-term bank loans for the years ended December 31, 2014, 2013 and 2012 were $3,480,646, $2,302,389 and $2,556,967, respectively.

As of December 31, 2014, the aggregate amount of short-term loans that was guaranteed by various third parties was $15,925,896

- $12,675,713 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

- $3,250,183 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,875,274 was guaranteed by the Company. Also see Note 24.

- $12,675,713 was guaranteed by Nanlong Group Co., Ltd., whose bank loans of $9,750,548 was also guaranteed by the Company. Also see Note 24.

As of December 31, 2013, the aggregate amount of short-term loans that were guaranteed or secured by various third parties was $27,477,919. The breakdown is as follows:

- $16,028,786 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”).

- $8,177,952 was guaranteed by Zhejiang Kangli Metal Manufacturing Company, whose bank loan of $4,906,771 is guaranteed by the Company. $3,271,181 of the $8,177,952 is guaranteed by Lv Qingjiang and Lv Qingbo, two major shareholders of Zhejiang Kangli Metal Manufacturing Company. Also see Note 24.

- $3,271,181 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,906,771 is guaranteed by the Company. Also see Note 24.

- $17,664,376 was guaranteed by Nanlong Group Co., Ltd. whose bank loans of $9,813,543 is also guaranteed by the Company. Also see Note 24.

- $817,795 was guaranteed by Yonnkang Sanli Metal Co., Ltd.

It is a common business practice among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debt with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 17 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable is due. Simultaneously, depending on the requirements of the banks, the Company may need to deposit restricted cash in banks to back up the bank notes payable, while the restricted cash deposited in the banks will generate interest income.

Notes payable are summarized as follows:

	December 31,	December 31,
	2014	2013
Bank acceptance notes:
Due March 18, 2014	$-	$1,962,709
Due May 19, 2014	-	8,177,952
Due May 21, 2014	-	6,542,362
Due April 30, 2015	4,062,729	-
Due May 4, 2015	826,846	-
Due June 2, 2015	812,546	-
Total	$5,702,121	$16,683,023

A bank acceptance note, is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of money, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank. But the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit.

All the bank acceptance notes do not bear interest, but are subject to bank’s charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $9,359, $21,136 and $20,246 in 2014, 2013 and 2012, respectively.

No restricted cash is held as collateral for the notes payable at December 31, 2014 and 2013.

NOTE 18 – BOND PAYABLE

On December 27, 2013, the Company issued the bond of RMB 80,000,000, or $13,000,731, to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The maturity of this bond was 3 years, and the material terms of this bond were similar to the terms of the bond issued in 2012 and repaid in August 2013, except that the interest rate was reduced to 11.5%. Bond interest was payable on December 27 in each of 2014, 2015 and 2016. In October, 2014, the Company repaid, without a prepayment penalty, all principal and interest to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. For the year ended December 31, 2014, $1,262,691 of interest expense was paid.

The Company did not issue any bond during the year ended December 31, 2014.

NOTE 19 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, the Kandi Vehicle, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%. The applicable corporate income tax rate of each of the Company’s three subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Wanning, the JV Company and its subsidiaries and the Service Company was 25%.

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 18.40%. The combined tax benefits were 60.38%. The actual effective income tax rate was reduced from 25% to 9.91% of the 2014 taxable corporate income.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which should reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopted U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) creates a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported elsewhere on the this report.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2014, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2014 due to the net operating loss in 2014 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	For the Year Ended

	December 31,
	2014	2013	2012
Current:
Provision for CIT	$2,414,412	$1,593,994	$1,523,735
Provision for Federal Income Tax
Deferred:
Provision for CIT
Income tax expense	$2,414,412	$1,593,994	$1,523,735

The Company's income tax expense differs from the “expected” tax expense for the years ended December 31, 2014, 2013 and 2012 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Year Ended
	December 31,
	2014	2013	2012
Computed “expected” income (expense)	$929,405	$(1,381,713)	$651,245
Favorable tax rate	(611,672)	(1,378,429)	(1,232,306)
Permanent differences	(929,318)	361,230	932,699
Valuation Allowance	3,025,997	3,992,906	1,172,097
Income tax expense	$2,414,412	$1,593,994	$1,523,735

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2014, 2013 and 2012 are summarized as follows:

	December 31,	December 31,	December 31,
	2014	2013	2012
Current portion:
Deferred tax assets (liabilities):
Expense	$(80,016)	$47,224	$(193,777)
Subtotal	(80,016)	47,224	(193,777)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(26,226)	(33,518)	138,611
Other	(124,622)
Subtotal	(150,848)	(33,518)	138,611

Total deferred tax assets (liabilities) – current portion	(230,864)	13,706	(55,166)

Non-current portion:
Deferred tax assets:
Depreciation	(551,697)	81,076	223,409
Loss carried forward	3,025,997	3,992,906	1,172,097
Valuation allowance	(3,025,997)	(3,992,906)	(1,172,097)
Subtotal	(551,697)	81,076	223,409

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,715,028)	(1,009,477)	(222,714)
Subtotal	(1,715,028	(1,009,477)	(222,714)

Total deferred tax assets – non-current portion	(2,266,725)	(928,401)	695

Net deferred tax (liabilities) assets	(2,497,589)	$(914,695)	$(54,471)

(b) Tax Holiday Effect

For the years ended December 31, 2014, 2013 and 2012, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2014, 2013 and 2012.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended

	December 31
	2014	2013	2012
Tax holiday effect	$611,672	$1,378,429	$1,232,306
Basic net income per share effect	$0.01	$0.04	$0.04

NOTE 20 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 2,600,000 shares of common stock at an exercise price of $0.80 per share to ten of the Company’s employees and directors. The stock options vested ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00%. On June 30, 2011, one of the Company's directors resigned, and his 6,668 unexercised options were forfeited. As of December 31, 2013, options for 2,366,672 shares have been exercised and 6,668 options had been forfeited. As of December 31, 2014, options for 2,593,332 shares had been exercised and options for 6,668 shares had been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li were to provide to the Company business development services in China in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, options to purchase 250,000 shares vested and became exercisable on March 6, 2010, and options to purchase 100,000 shares vested and became exercisable on June 6, 2010. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. As of December 31, 2014, options for 250,000 shares had been exercised and 100,000 shares were forfeited due to the non-performance of services.

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2013	326,660	$1.01
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of January 1, 2014	326,660	1.01
Granted	-	-
Exercised	(226,660)	0.80
Cancelled	(100,000)	1.50
Outstanding as of December 31, 2014	-	$-

The fair value per share of the 2,600,000 options issued to the employees and directors in February 2009 is $0.7934 per share.

(b) Warrants

On June 26, 2013, the Company entered into a securities purchase agreement with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which, the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of December 31, 2014 all the Third Round Series A, Series B and Series C warrants had been exercised on a cash basis and the Third Round Placement Agent Warrants, which will expire on July 1, 2016, had a fair value of $8.36 per share.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “Fourth Round Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price shall be reduced by a credit of $0.01, which reflects the price per warrant share paid in connection with the issuance of the Fourth Round Warrants. Consequently, the effective exercise price per warrant share shall be $14.99. The Fourth Round Warrants were immediately exercisable and will expire on January 30, 2015. As of December 31, 2014, the fair value of the Fourth Round Warrants was $1.57 per share.

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. As of December 31, 2014, the fair value of the Fourth Round Warrants was $4.28 per share.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million (the “Fifth Round Offering”), before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”). The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share (the “Fifth Round Placement Agent Warrants”). The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of December 31, 2014, the fair value of the Fifth Round Warrants was $7.37 per share and the Fifth Round Placement Agent Warrants had a fair value of $9.13 per share.

In addition, any Fifth Round Investor that invests more than $30 million in the initial offering of shares and warrants in the Fifth Round Offering would have an option to purchase its pro rata share of up to a $30 million of shares, or 1,744,186 shares of common stock and its pro rata share of warrants to purchase an aggregate of up to 313,954 shares of our comment stock at $17.20 for a period commencing from September 4, 2014 and ending on November 17, 2014. None of the Fifth Round Investors that invests more than $30 million in the Fifth Round Offering exercised this option.

NOTE 21 – STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), and as compensation, the Board authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001, beginning in July 2011.

As compensation for having Mr. Jerry Lewin to serve as a member of the Board, the Board authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001, beginning in August 2011.

As compensation for having Ms. Kewa Luo to serve as the Company’s investor relation officer, the Board authorized the Company to provide Ms. Kewa Luo with 5,000 shares of Company's common stock every six months, par value $0.001, beginning in September 2013.

As compensation for having Mr. Wei Chen to serve CFO assistant the Board authorized the issuance by the Company to Mr. Wei Chen of 10,000 shares of Company’s common stock every year beginning in January 2012 and 2,500 shares of Company’s common stock every three months, beginning in January 2014. As of June 1, 2014, Mr. Chen was no longer with the Company.

The fair value of stock awards based on service is determined based on closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s determination that the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each will be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock will be granted. If Non-GAAP Net Income in 2014 increases compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2014 increases compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased up to 200% of the target amount.

The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal does not meet and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 would be 670,000 shares based on the Non-GAAP Net Income of the year of 2014. The compensation expense is recognized in General and Administrative Expenses.

NOTE 22 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	December 31, 2014	December 31, 2013
Gross carrying amount:
Trade name	7 years	$492,235	$492,235
Customer relations	7 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(135,323)	$(84,576)
Customer relations		(83,597)	(52,249)
		(218,920)	(136,825)
Intangible assets, net		$577,401	$659,496

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income and were $82,095, $82,095 and $54,730 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2015	$82,095
2016	82,095
2017	82,095
2018	82,095
2019	82,095
Thereafter	166,926
Total	$577,401

NOTE 23 – SUMMARIZED INFORMATION OF INVESTMENT IN THE JV COMPANY

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

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has a 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% of economic interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd.

As of December 31, 2014, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has a 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the year Ended December 31, 2014 and 2013 included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Year ended
	December 31,
	2014	2013	2012
Condensed income statement information:
Net sales	$215,537,203	$15,212,347	$-
Gross income (loss)	41,889,144	(1,279,914)	-
Net income (loss)	7,526,164	(3,020,756)	-
Company’s equity in net income of the JVCompany	$3,763,082	$(1,510,378)	$-

	Three Months ended
	December 31,
	2014	2013	2012
Condensed income statement information:
Net sales	$88,773,410	$15,212,347	$-
Gross income (loss)	27,944,246	(1,279,914)	-
Net income (loss)	743,892	(2,780,723)	-
Company’s equity in net income of the JV Company	$371,946	$(1,390,362)	$-

	December 31,	December 31,
	2014	2013
Condensed balance sheet information:
Current assets	$262,543,256	$108,139,053
Noncurrent assets	194,229,114	146,130,466
Total assets	$456,772,370	$254,269,519
Current liabilities	280,779,432	93,772,816
Noncurrent liabilities	9,006,787	-
Equity	166,986,151	160,496,703
Total liabilities and equity	$456,772,370	$254,269,519

For the year ended December 31, 2014, the JV Company’s revenues were $215,537,203, an increase of 1317% from $15,212,347 for the year ended December 31, 2013. For the three months ended December 31, 2014, the JV Company’s revenues were $88,773,410, an increase of 483% from $15,212,347 for the three months ended December 31, 2013. The revenue was primarily derived from the sales of EV products in the PRC with a total of 10,935 units sold during the year 2014, among which, a total of 3,656 units of EV products were sold during the three months ended December 31, 2014. The growth of sales of EV products was mainly driven by the demand by the EV-Share Program. For the year ended December 31, 2014, the JV Company recorded a net profit of $7,526,164 as compared to a net loss of $3,020,756 for the year ended December 31, 2013. For the three months ended December 31, 2014, the JV Company recorded a net profit of $743,892 as compared to a net loss of $2,780,723 for the three months ended December 31, 2013. As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods, which were a share of profit of $3,763,082 and a share of loss of $1,510,378 for the years ended December 31, 2014 and 2013, respectively.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the year ended December 31, 2014 and 2013 are as follows:

	Year ended
	December 31,
	2014	2013
Investment in the JV Company, beginning of the period,	$79,331,930	$-
Investment in the JV Company	-	81,779,522
Share of profit (loss)	3,763,082	(1,510,378)
Intercompany transaction unrealized gain elimination	(184,138)	(903,976)
Year 2013 unrealized profit realized	911,322	-
Exchange difference	(513,101)	(33,238)
Investment in the JV Company, end of the period	$83,309,095	$79,331,930

Sales to the Company’s customers, the JV Company, for the year ended December 31, 2014 were $117,707,152 or 69% of the Company’s total revenue for the year, an increase of 948.7% of the sales to the JV Company from the previous year. Sales to the JV Company for the three months ended December 31, 2014 were $39,166,994 or 74% of total revenue for that three months period. The sales to the JV Company were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, of which the majority of the sales were to Kandi Changxing amounted to $14,071,221 and $65,342,342, respectively, for the three months and the year ended December 31, 2014, Kandi Shanghai amounted to $15,292,090 and $39,412,740, respectively, for the three months and the year ended December 31, 2014, and Kandi Jinhua amounted to $10,394,324 and $12,952,070, respectively, for the three months and the year ended December 31, 2014. These EV parts were used in manufacturing of pure EV products by the JV Company’s subsidiaries to sell entirely to the JV Company’s customer via Shanghai Maple Automobile Company, Limited (“Shanghai Maple”) and Zhejiang Geely Automobile Company Limited (“Zhejiang Geely”). Shanghai Maple and Zhejiang Geely hold the country’s vehicle production rights of sedan, equivalent to license, that qualifies it to sell the EV products to the end customers. Both Shanghai Maple and Zhejiang Geely are 90% owned by Zhejiang Geely Holding Group Company Limited and 10% owned by Zhejiang Maple Asset Management Co. Ltd. According to the JV agreement, before the JV Company receives vehicle production rights (license), the JV Company and its subsidiaries all may sell their products through the channel of Shanghai Maple’s vehicle production rights (license) to the end customers or the Service Company, which purchased and used the cars in EV-Share Program. Under the JV Agreement, the Company’s EV product manufacturing business will be gradually transferred to the JV Company. The Company will be mainly responsible for supplying the JV Company with EV parts in the future and the JV Company will be responsible to produce EV products and to sell finished goods through channel to its end customers.

The following tables summarize the effects of transactions including sales and purchases with the JV Company:

	Year ended
	December 31,
	2014	2013
Sales to JV Company	$117,707,152	$11,223,823
Purchase from JV Company	$356,609	$487,453

As of December 31, 2014 and 2013, the amount due from the JV Company, net were $ 51,450,612 and $2,917,592, respectively, of which the majority were the balances with the JV Company and its subsidiaries Kandi Changxing, Kandi Jinhua and Kandi Shanghai. As of December 31, 2014 and 2013, the amount due from the JV Company, net were $24,376,371 and $4,121,688, respectively, the amount due from Kandi Changxing, net were $7,359,202 and $1,576,408, respectively, the amount due from (to) Kandi Jinhua, net were $12,736,420 and ($2,780,504), respectively, and the amount due from Kandi Shanghai, net were $6,978,618 and $0, respectively.

The amount due from the JV Company of $24,376,371 is a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2014 to December 15, 2015 carrying an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 5% of that rate, which was 5.88% on December 31, 2014. The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, which restricts direct borrowing and lending between commercial enterprises.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of December 31, 2014 and 2013, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

Guarantee provided to:	December 31, 2014	December 31, 2013
Yongkang Angtai Trade Co., Ltd.	$-	$817,795
Nanlong Group Co., Ltd.	9,750,548	9,813,543
Zhejiang Shuguang industrial Co., Ltd.	4,875,274	4,906,771
Zhejiang Kangli Metal Manufacturing Company	4,875,274	4,906,771
Total	$19,501,096	$20,444,880

On January 6, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from China Communication Bank Jinhua Branch in the amount of $817,795 by Yongkang Angtai Trade Co., Ltd. (“YATCL”) for the period from January 6, 2013 to January 6, 2014. YATCL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of YATCL under the loan contracts if YATCL fails to perform its obligations as set forth therein. YATCL repaid the loan on the maturity date and the Company obligations under this guarantee contract extinguished thereafter.

On February 26, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,906,771 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from February 26, 2013 to February 26, 2014. On March 4, 2014, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,875,274 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount of $ 3,250,183 and $ 6,500,366 respectively by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014 respectively. The guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch was extended for four months to April 27, 2015 with the same terms after its original contract ended on December 27, 2014. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $ 4,875,274 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. The guarantee contract was extended for six months to June 27, 2015 with the same terms after its original contract ended on December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party's bank loans

As of December 31, 2014 and 2013, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 25 – SEGMENT REPORTING

The Company has only one single operating segment. The Company's revenue and long-lived assets are primarily derived from and located in the PRC. The Company only operates in China.

The following table sets forth revenues by geographic area:

	Year Ended December 31
	2014		2013		2012
		Long		Long		Long
	Sales	Lived	Sales	Lived	Sales	Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets
North America	$2,900,789	$-	$6,906,807	$-	$7,243,25 7	$-
Europe and other region	5,729,035	-	2,394,948	-	1,639,990	-
China	161,599,182	184,746,155	85,234,290	124,294,994	55,630,423	51,289,815
Total	$170,229,006	$184,746,155	$94,536,045	$124,294,994	$64,513,670	$51,289,815

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2014. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

All internal control systems, no matter how well designed, have inherent limitations, so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2014, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management's evaluation under the 2013 COSO framework, management concluded that the Company's internal controls over financial reporting were effective as of December 31, 2014.

Remediation of Previously Reported Material Weakness

As of December 31, 2014, the management evaluated the material weakness in our internal control that was disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and related implementation of corrective measures in 2014. In May 2014, the Audit Committee reviewed and approved the Company's policies and procedures related to remediating inadequate internal control environment that was disclosed in Item 9A of the 2013 Form 10-K, of which Audit Committee Charter and Amended Business Ethics and Codes of Conduct have been posted on our website. The internal auditor reports directly to the Company's audit committee. The Chairman of the Audit Committee and management representatives met with the internal auditor and the independent auditor who conducts the audit of internal control over financial reporting. The Audit Committee also reviewed and approved the amended approval procedures and guidelines for related-party transactions (internal audit process). This new rule has been implemented by the management. In addition, the Audit Committee conducted a self-assessment to assess our effectiveness in oversight of management and updated the Audit Committee Charter. The management believes that the progresses made met the remediation requirements and were sufficient to remediate the material weakness in our internal control that was disclosed in Item 9A of our 2013 Form 10-K.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, AWC (CPA) Limited, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

Except for the changes noted above, there had been no other changes in the Company's internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, in the registration status in Public Company Accounting Oversight Board (“PCAOB”). AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a current report on Form 8-K under item 4.01.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The following table sets forth certain information regarding our executive officers and members of the Company's board of directors (the “Board of Directors”) as of December 31, 2014:

Name	Age	Position	Served From
Hu Xiaoming	58	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	44	Chief Financial Officer, Director	June 2007
Chen Liming (1), (2), (3)	78	Director (Independent)	May 2012
Qian Jingsong	54	Director	January 2011
Ni Guangzheng (2), (3)	76	Director (Independent)	November 2010
Jerry Lewin (1)	60	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	61	Director (Independent)	July 2011

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Ni Guangzheng was appointed as a director of the Company in November 2010. Mr. Ni is a permanent member of the Chinese Society of Electrical Engineering, and, since 1998, has served as the Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni has extensive experience in the areas of electro-technical and electrical engineering. Mr. Ni has served as: Head of Department of Electrical Engineering at Zhejiang University (1994 to 1998), Deputy Director of Electro-technical Theory Committee of China Electro-Technical Society (1989 to 1993), Director of the National ERC of Power Electronic Technology (1996 to 1998) and Deputy Director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering (1997 to 1999). Mr. Ni received his bachelor degree in electrical machine and a master’s degree in Electro-technology theory from Xian Jiaotong University.

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin currently serves as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing 35 hotels throughout the North American continent. Mr. Lewin has been with Hyatt since 1987. In his capacity as Senior Vice President, Mr. Lewin supervises a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Mr. Lewin serves as a member of the Hyatt Hotels Corporation’s Managing Committee and sits on the board of directors of the New York City Hotel Association. Since July 2009, Mr. Lewin has served as a director of EFT Biotech Holdings, Inc. Mr. Lewin currently serves as the President of the New York Law Enforcement Foundation and as the President of the NY State Troopers PBA Signal 30 Fund. Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas. Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University.

Henry Yu was appointed as a director of the Company on July 1, 2011. Mr. Yu serves as a Managing Director & Regional Manager of Global Financial Institutions (Asia) of Fifth Third Bank. Prior to his current position, Mr. Yu served as Senior Vice President of the East West Bank from July 2011 to September 2012. Prior to that, Mr. Yu served as the President of Shanghai Bosun Capital Advisors in Shanghai, China from January to June 2011. From January 2008 to December 2010, Mr. Yu served as Head of Business Development at Standard Chartered Bank in China. From November 1999 to December 2007, Mr. Yu served as Managing Director of Global Trade Solutions of SunTrust Bank in Atlanta, Georgia. From January 1995 to November 1999, Mr. Yu served as Group Vice President of Comerica Bank in Chicago, Illinois. Mr. Yu started his banking career in 1981 with Bank of America in HK. Currently, Mr. Yu serves as Chair of the Advisory Board of the National Association of Chinese-Americans and serves as an Advisor to China’s Federation of Overseas Chinese. Mr. Yu is currently a member of the Foundation Board Trustees of Georgia Perimeter College, board member of Georgia State University’s China Task Force, and member of the Asian Studies Board of the Kennesaw State University. From 2003 to 2007, Mr. Yu held Series 7 and 62 Certifications from the Financial Industry Regulatory Authority. Mr. Yu received his Bachelor of Arts degree in Economics from the University of Michigan in 1978 and his MBA in Finance from the University of Detroit in 1980.

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

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2014, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: (i) Mr. Hu Xiaoming and Ms. Zhu Xiaoying did not file on time the Form 4s after being issued 119,577 and 71,746 shares of common stock, respectively, under the Company’s 2008 Omnibus Long-Term Incentive Plan on May 22, 2014; (ii) Henry Yu did not file on time the Form 4s after being issued 5,000 shares on March 24, 2014 and September 8, 2014, respectively; and (iii) Jerry Lewin did not file on time the Form 4s after being issued 5,000 shares on March 24, 2014 and September 8, 2014, respectively. As of the date of this report, all of the filings mentioned above have been made.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2014, 2013 and 2012, by those individuals who served as our Chief Executive Officer or Chief Financial Officer during any part of fiscal year 2014 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2014. The individuals listed in the table below are referred to as the “named executive officers.”

							Non-Equity	Nonqualified
							Incentive	Deferred	All
				Stock		Option	Plan	Compensation	Other
		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
Name and Principal	Year	($)	($)	($)(3)		($)(4)	($)	($)	($)	($)
Position
Hu Xiaoming (1)	2014	$29,277	—	$1,195,000	$		—	—	—	$1,224,27
CEO, President and	2013	$32,268	—	$1,428,945	$		—	—	—	$1,461,21
Chairman of the Board	2012	$31,646	—	—		$5,877	—	—	—	$37,52

Zhu Xiaoying (2)	2014	$19,518	—	$717,000	$		—	—	—	$736,51
CFO	2013	$24,201	—	$857,365	$		—	—	—	$881,56
	2012	$23,735	—	$—		$3,820	—	—	—	$27,55

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.

(3)

The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year. As of the date of this report, the stock awards to Mr. Hu and Ms. Zhu had been granted, but not yet issued.

(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2014, the primary components of our executive compensation programs were base salary and equity compensation.

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

Incentive Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for our named executive officers. We believe that a significant portion of the compensation paid to our named executive officers should be performance-based and therefore at risk. Awards made are granted under the Kandi Technologies Group, Inc. Omnibus Long-Term Incentive Plan (the “Plan”).

At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the Plan. As of December 31, 2014, 2,600,000 options have been granted under the Plan to the Company's employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 for each fiscal year beginning with the 2013 fiscal year under the Plan to be delivered upon the Company's determination that the Company's “Non-GAAP Net Income” for the fiscal year increased by 10%. “Non-GAAP Net Income” means the Company's net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2013 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2012 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company at the end of March 2014. If Non-GAAP Net Income in 2013 is less than Non-GAAP Net Income in 2012, then no common stock will be granted. If Non-GAAP Net Income in 2013 increases compared to Non-GAAP Net Income in 2012 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2013 increases compared to Non- GAAP Net Income in 2012 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased.

On July 25, 2014, the Board of Directors approved a proposal submitted by the Compensation Committee to modify the languages of stock awards in the Board Resolution of December 30, 2013. The modification was to replace the languages of “in the future years the stock grant amount will be adjusted accordingly based on the Non-GAAP net income in 2013 and the Exhibit A attached hereto; if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income continues increasing, the stock grant amount will increase according to the Non-GAAP net income increase percentage” with the languages of “in the future years if the Non-GAAP net income in one year increases 10% compared with the previous year, the total amount of stock listed in the Exhibit A attached to the original Resolutions will be granted to certain employees (management of the Company is authorized to determine list of employees and stock amount rewarded based on position adjustment of employees, performance and tenure of each employee in that year); if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income in one year is 10% less than or 10% more than the Non-GAAP net income in the previous year, then the stock grant amount will decrease or increase according to the Non-GAAP net income decrease or increase percentage, but the total amount rewarded may not be over 200%.”

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2014, by those individuals who served as our named executive officers during any part of fiscal year 2014.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan Awards:
			Equity				Market	Awards:	Market or
			Incentive Plan				Value of	Number of	Payout Value
	Number of	Number of	Awards:				Shares or	Unearned	of Unearned
	Securities	Securities	Number of			Number of	Units of	Shares,	Shares, Units
	Underlying	Underlying	Securities			Shares or	Stock	Units or	or Other
	Unexercised	Unexercised	Underlying	Option		Units of	That	Other	Rights That
	Options	Options	Unexerci sed	Exercise	Option	Stock That	Have Not	Rights That	Have Not
	(#)	(#)	Unearned	Price	Expiration	Have Not	Vested	Have Not	Vested
Name	Exercisa ble	Unexerci sable	Options (#)	($)	Date	Vested (#)	($)	Vested (#)	($)
Hu Xiaoming (1)(3)	—	—	—	$—	—	—	—	—

Zhu Xiaoying (2)(3)	—	—	—	$—	—	—	—	—
________________
(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007.
(3)

According to the award performance targets set up pursuant to the Plan, which was approved on December 30, 2013, the Compensation Committee and the Board approved the grant of common stock for 100,000 shares of common stock to Mr. Hu and 60,000 to Ms. Zhu in 2014. These shares have been granted to Mr. Hu and Ms. Zhu but have not been issued by the Company as of the date herein.

(4)	The grant date fair value of each share of common stock awarded is $11.95, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers. The agreements provide an annual salary for Mr. Hu and Ms. Zhu, with bonus to be decided at the discretion of our Board at the year-end. The employment agreements for Mr. Hu and Ms. Zhu each have a three (3) year term, ending on June 9, 2017.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2014 fiscal year to each of our non-executive directors:

				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash	($) (1)(2)	($)	($)	Earnings	($)	($)
	($)(2)
Ni Guangzheng	$9,759	–	–	–	–	–	$9,759

Qian Jingsong	$65,060	478,000	–	–	–	–	$543,060

Henry Yu	$24,000	31,700	–	–	–	–	$55,700

Jerry Lewin	$24,000	37,017	–	–	–	–	$61,017

Chen Liming	$9,759	–	–	–	–	–	$9,759

________________

(1)

The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during fiscal year ended December 31, 2014, in accordance with ASC Topic 718. On December 30, 2013, the Compensation Committee and the Board of Directors approved the grant of common stock to certain executive officers and directors of the Company. The grant date fair value of each share of common stock awarded was $11.95.

(2)

In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 5,000 (approximately $813) starting 2014.; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $813) starting 2014.

In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001. Similarly, in July 2011, the Board of Directors authorized the Company to issue to Mr. Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001. As of December 31, 2014, 30,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu each.

The aggregate number of stock options and restricted outstanding, as of December 31, 2014, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted
		stock
Qian Jingsong	0	0
Henry Yu	0	30,000
Chen Liming	0	0
Ni Guangzheng	0	0
Jerry Lewin	0	30,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 9, 2015, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 46,284,855 shares of our Common Stock issued and outstanding on March 9, 2015.

		Amount and Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owner	Ownership		Class
Common Stock	Excelvantage Group Limited(3)	12,000,000	(1)	25.9%
Common Stock	Hu Xiaoming	12,938,077	(2)	28.0%
Common Stock	Zhu Xiaoying	591,746		1.3%
Common Stock	Qian Jingsong	4,000		*
Common Stock	Henry Yu	35,000		*
Common Stock	Jerry Lewin	35,000		*
Common Stock	Ni Guangzheng	-		-
Common Stock	Chen Liming	-		-
All officers and directors		13,603,823		29.4%

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

(2)

Includes (i) 818,500 shares owned directly by Mr. Hu, (ii) 119,577 shares that were issued according to the plan award , and (iii) 12,000,000 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. During fiscal years ended December 31, 2014 and 2013, there were no transactions involving any of our current Directors or executive officers.

Other than as set forth below, for fiscal years ended December 31, 2014 and 2013, the Company was not involved in any related party transactions.

The following table lists the amount due from related parties as of December 31, 2014 and 2013.

	2014	2013
Eliteway	$620,410	$2,800,958
Total due from related party	$620,410	$2,800,958

During fiscal year ended December 31, 2014, 2013 and 2012, the Company sold products to Kandi USA Inc. carrying trade name of Eliteway Motorsports (“Eliteway”) amounting to $2,981,944, $6,906,807 and $5,297,548, respectively. As of December 31, 2014 and 2013, outstanding receivable due from Eliteway was $620,410 and $2,800,958, respectively.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's chairman and Chief Executive Officer, Mr. Hu Xiaoming. For the year ended December 31, 2014, 2013and 2012, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

Procedures For Approval of Related Party Transactions

In May 2014, we adopted a written Management Policy of Related-Party Transaction (the “Policy”). According to the Policy, a “Related Transaction” is “any transaction, includes, but not limited to, any financial transaction, arrangement, relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest”. The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

Under the Policy, The Company’s proposed material related transaction with related person shall be submitted to the Board for consideration and discussion after independent director presents his/her approval opinion beforehand. The Audit Committee shall conduct audit on the related transaction and develop a written opinion, and can engage independent finance advisor to issue a report as a basis of its judgment, then submit it to the Board. The Policy states that the Board meeting can be held as long as non-affiliated directors over half of the Board attend, and any resolution made by the Board must be approved by over half of non-affiliated directors.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, AWC (CPA) Limited (formerly, Albert Wong & Co.), and other accounting related service providers for the years ended December 31, 2014 and 2013 respectively.

	2014	2013
Audit Fees	$310,000	$261,000
Audit Related Fees	$-	$-
Tax Fees	$-	-
All Other Fees	$13,493	$9,330
TOTAL FEES	$323,493	$270,330

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

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation. (filed as Exhibit 4.2 to the Company's Form S-3, dated November 19, 2009; File No. 333-163222)

3.4	Certificate of Amendment of Certificate of Incorporation. (filed as Exhibit 3.1 to the Company's Form 8-K, dated December 21, 2012)

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 26, 2013]

4.2	First Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2013]

4.3	Form of Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2013]

4.4	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 16, 2014]

4.5	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2014]

4.6	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

10.1	Form of the Director Agreement†

10.2	Form of the Employment Contract by and between Zhejiang Kandi Vehicles Co., Ltd. and the executive officer†

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company's Definitive Schedule 14A filed on November 24, 2008]

10.4

Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21 2010]

10.5

The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.6

The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.7

The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2011]

10.8

Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Xiaoming Hu. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on May 16, 2011]

10.9

Share Exchange Agreement, dated February 13, 2012, by and among, Kandi Technologies Corp., KO NGA Investment Limited and each of the shareholders of KO NGA Investment Limited. [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on May 15, 2012]

10.10

Sales Contract, dated September 29, 2012, by and between, Zhejiang Kandi Vehicles Co., Ltd. and China Aviation Lithium Battery (Hangzhou) Co., Ltd. [ Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2012]

10.11

Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013.*. [Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 14, 2013]

10.12

Form of Securities Purchase Agreement, dated June 26, 2013, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26,2013]

10.13

Form of Securities Purchase Agreement, dated March 19, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2014]

10.14

Form of Securities Purchase Agreement, dated August 29, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

10.15	Placement Agent Agreement [Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 26, 2013]

10.16	Form of Placement Agent Agreement [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

10.17

Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Ever-Bright Securities, dated December 26, 2013. [Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

10.18

Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between Jinhua Kandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

14.1	Code of Business Conduct and Ethics†

21.1	List of Subsidiaries of the Company.†

23.1	Consent of AWC (CPA) Limited †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 16, 2015	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 16, 2015
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Zhu Xiaoying	Chief Financial Officer and Director	March 16, 2015
Zhu Xiaoying	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	March 16, 2015
Chen Liming

/s/ Ni Guangzheng	Director	March 16, 2015
Ni Guangzheng

/s/ Jerry Lewin	Director	March 16, 2015
Jerry Lewin

/s/ Henry Yu	Director	March 16, 2015
Henry Yu

/s/ Qian Jingsong	Director	March 16, 2015
Qian Jingsong