Form 10-Q
period 2015-03-31
Kandi Technologies Group, Inc.
filed 2015-05-11
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

As of May 5, 2015, the registrant had issued and outstanding 46,834,855 shares of common stock, par value $0.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	December 31,
		2014

Current assets
Cash on cash equivalents	$15,635,658	$26,379,460
Restricted cash	25,454,249	13,000,731
Accounts receivable	28,679,895	15,736,805
Inventories (net of provision for slow moving inventory of 316,686 and 315,584 as of March 31, 2015 and December 31, 2014,	26,742,009	15,403,840
respectively
Notes receivable	10,739,366	9,060,441
Other receivables	323,925	238,567
Prepayments and prepaid expense	462,058	120,761
Due from employees	40,084	34,475
Advances to suppliers	7,112,895	6,901,505
Amount due from JV Company, net	71,267,257	51,450,612
Deferred taxes assets		-
TOTAL CURRENT ASSETS	186,457,396	138,327,197

LONG-TERM ASSETS
Plant and equipment, net	25,174,878	26,215,356
Land use rights, net	15,606,056	15,649,152
Construction in progress	58,753,641	58,510,051
Deferred taxes assets	-	-
Investment in associated company	-	-
Investment in JV Company	84,070,778	83,309,095
Goodwill	322,591	322,591
Intangible assets	556,877	577,401
Other long term assets	163,076	162,509
TOTAL Long-Term Assets	184,647,897	184,746,155

TOTAL ASSETS	$371,105,293	$323,073,352

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2015	December 31,
		2014
CURRENT LIABILITIES
Accounts payables	$77,954,005	$45,772,481
Other payables and accrued expenses	3,803,523	5,101,740
Short-term loans	42,073,678	35,589,502
Customer deposits	2,641,274	2,630,723
Notes payable	12,408,147	5,702,121
Income tax payable	1,711,161	1,835,685
Due to employees	11,071	15,787
Deferred taxes liabilities	132,399	230,864
Financial derivate - liability	4,800,169	2,245,610
Total Current Liabilities	145,535,427	99,124,513

LONG-TERM LIABILITIES
Deferred taxes liabilities	2,543,821	2,266,725
Bond payable	-	-
Financial derivate - liability	2,792,416	10,097,275
Total Long-Term Liabilities	5,336,237	12,364,000

TOTAL LIABILITIES	150,871,664	111,488,513

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,284,855 and 46,274,855 shares issued and outstanding at March 31,2015 and December 31,2014, respectively	46,285	46,275
Additional paid-in capital	192,281,953	190,258,037

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at March 31,2015 and December 31,2014, respectively)	22,522,077	16,390,424
Accumulated other comprehensive income(loss)	5,383,314	4,890,103
TOTAL STOCKHOLDERS' EQUITY	220,233,629	211,584,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,105,293	$323,073,352

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE
INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

REVENUES, NET	$43,781,086	$40,171,304

COST OF GOODS SOLD	37,410,353	35,310,895

GROSS PROFIT	6,370,733	4,860,409

OPERATING EXPENSES:
Research and development	571,020	1,172,257
Selling and marketing	113,895	71,257
General and administrative	3,780,648	6,470,766
Total Operating Expenses	4,465,563	7,714,280

INCOME FROM OPERATIONS	1,905,170	(2,853,871)

OTHER INCOME(EXPENSE):
Interest income	590,480	483,293
Interest (expense)	(598,591)	(954,473)
Change in fair value of financial instruments	4,750,300	(12,314,171)
Government grants	-	-
Share of (loss) in associated companies	-	(15,805)
Share of profit after tax of JV	469,356	1,728,356
Other income, net	23,847	59,580
Total other income(expense), net	5,235,392	(11,013,220)

INCOME(LOSS) BEFORE INCOME TAXES	7,140,562	(13,867,091)

INCOME TAX EXPENSE	(1,008,909)	(219,069)

NET INCOME (LOSS)	6,131,653	(14,086,160)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	493,211	(1,211,116)

COMPREHENSIVE INCOME(LOSS)	$6,624,864	$(15,297,276)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	46,281,299	39,597,785
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	46,397,993	39,597,785

NET INCOME(LOSS) PER SHARE, BASIC	$0.13	$(0.36)
NET INCOME(LOSS) PER SHARE, DILUTED	$0.13	$(0.36)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$6,131,653	$(14,086,160)
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	1,479,384	1,386,527
Assets Impairments	-	-
Deferred taxes	-	44,801
Change in fair value of financial instruments	(4,750,300)	12,314,171
Loss (income) in investment in associated companies	-	15,805
Share of profit after tax of JV Company	(469,356)	(1,728,356)
Decrease in reserve for fixed assets	-	-
Stock Compensation cost	2,049,683	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(12,844,602)	8,501,760
Inventories	(11,246,265)	(4,567,411)
Other receivables	(65,602)	(154,488)
Due from employee	(10,225)	(9,402)
Prepayments and prepaid expenses	(527,687)	(7,691,861)
Amount due from JV Company	(19,570,708)	(18,868,380)

Increase (Decrease) In:
Accounts payable	31,915,168	21,589,347
Other payables and accrued liabilities	(1,438,571)	930,528
Customer deposits	1,365	92,022
Income Tax payable	(130,488)	(815,354)
Due to related party	-	-
Net cash (used in ) provided by operating activities	$(9,476,551)	$(3,046,451)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(233,343)	(119,476)
Purchases of land use rights	-	-
Purchases of construction in progress	(39,266)	-
Deposit for acquisition	-	-
Asset acquisition, net of deposit	-	-
Issuance of notes receivable	(4,225,884)	(21,553,430)
Repayment of notes receivable	2,584,147	-
Investment in JV Company	-	-
Cash acquired in acquisition	-	-
Net cash provided by (used in) investing activities	$(1,914,346)	$(21,672,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(12,366,201)	1,634
Proceeds from short-term bank loans	6,338,475	817,013
Repayments of short-term bank loans	-	(817,013)
Proceeds from notes payable	6,663,525	(1,960,832)
Fund raising through issuing common stock and warrants	-	11,067,734
Option exerciseCstock awards & other financing	-	3,066,081
Warrant exercise	-	20,484,279
Common stock issued for acquisition, net of cost of capital
Net cash (used in) provided by financing activities	635,799	32,658,896

NET INCREASE IN CASH AND CASH
	(10,755,098)	7,939,539
EQUIVALENTS
Effect of exchange rate changes on cash	11,296	(203,633)
Cash and cash equivalents at beginning of year	26,379,460	12,762,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	15,635,658	20,498,275

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,139,397	1,034,422
Interest paid	577,874	580,044

See accompanying notes to condensed consolidated financial statements

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

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China’s leading producers and manufacturers of electrical vehicle products, electrical vehicle parts and off road vehicles for sale in the People’s Republic of China (the “PRC”) and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% interest. Kandi New Energy was established in accordance with relevant Chinese government regulations on automobile manufacturing enterprises, which prohibit foreign ownership of greater than 50%. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles (“Special-purpose Vehicles”) and production rights (license) on manufacturing battery packs used in Kandi brand electric vehicles (“EVs”). Kandi New Energy supplies battery packs for Kandi brand EVs.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts, including EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company (defined below).

As a part of our EV business strategy, we believe we need more production resources to timely and efficiently satisfy the market demands. In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by and between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EVs and related auto parts, and to invest in other companies with related or similar business. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

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

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy. Kandi Vehicles has a 90% ownership in Kandi Wanning, and Kandi New Energy has the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Wanning. According to the JV Agreement, once Kandi Wanning becomes fully operational, its entire equity interests will be transferred to the JV Company..

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

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. Kandi Shanghai is mainly engaged in EV research and development, manufacturing and sales.

In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing and sales.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EV products, EV parts, and off-road vehicles. As part of its strategic objective to become a leading manufacturer of EV products and related services, the Company has increased its focus on fuel efficient, pure EV products with a particular emphasis on expanding its market share in China.

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $40,921,969 as of March 31, 2015, an increase of $1,719,285 from $39,202,684 as of December 31, 2014.

As of March 31, 2015, the Company had credit lines from commercial banks of $42,073,678, all of which was used as of March 31, 2015. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its cash reserves, including the proceeds of its $71 million registered direct offering financing completed on September 4, 2014, and its access to existing financing sources, including established relationships with PRC banks, will enable it to fund its ongoing operations.

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

NOTE 3 - BASIS OF PRESENTATION

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States (“U.S. GAAP”) and have been consistently applied in the presentation of financial statements.

The financial information included herein for the three-month ended March 31, 2015 and 2014 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month ended March 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2015.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in following subsidiaries:

(i)	Continental, a wholly-owned subsidiary of the Company;

(ii)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(iii)

Kandi New Energy, a 50% owned subsidiary of Kandi Vehicles. Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy);

(iv)	Yongkang Scrou,a wholly-owned subsidiary of Kandi Vehicles;

(v)	Kandi Wanning, a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles).

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as following:

(vi)	The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(vii)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(viii)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(ix)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(x)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(xi)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(xii)	The Service Company, a 19%-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 9.5% economic interest;

All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

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

As of March 31, 2015, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements
	at Reporting Date Using		Significant
	Quoted Prices in Carrying	Active Markets	Other	Significant
	Value as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,635,658	$15,635,658	-	-
Restricted cash	25,454,249	25,454,249	-	-
Warrants	$7,592,585	-	-	7,592,585

Cash and cash equivalents consist primarily of highly-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants, which are accounted as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6 (t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of March 31, 2015 and December 31, 2014, represented time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of March 31, 2015, the Company’s restricted cash was $25,454,249.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of March 31, 2015 and December 31, 2014, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of March 31, 2015 and December 31, 2014, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

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

(g) Prepayments

Prepayments represent cash paid in advance to suppliers, which also includes advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $571,020 and $1,172,257 for the three months ended March 31, 2015 and 2014, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three months ended March 31, 2015 and 2014, no government grants were received by Kandi Vehicle from the PRC government.

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

	March 31,	December 31,	March 31,
	2015	2014	2014

Period end RMB : USD exchange rate	6.1321	6.1535	6.1644
Average RMB : USD exchange rate	6.1529	6.14821	6.1199

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

The stock-based option expenses for the three months ended March 31, 2015 were $0. See Note 20.

(t) Warrant Costs

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

As of March 31, 2015, the Company determined that goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of March 31, 2015.

(w) Accounting for Sale of Common Stock and Warrants

Gross proceeds are firstly allocated according to the initial fair value of the freestanding derivative instruments (i.e. the warrants issued to the Company’s investors in its previous offerings, or the “Investor Warrants”). The remaining proceeds are allocated to common stock. The related issuance expenses, including the placement agent cash fees, legal fees, the initial fair value of the warrants issued to the placement agent and others were allocated between the common stock and the Investor Warrants based on how the proceeds are allocated to these instruments. Expenses related to the issuance of common stock were charged to paid-in capital. Expenses related to the issuance of derivative instruments were expensed upon issuance.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2015, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended	March 31	December 31
	March 31	March 31
Major Customers	2015	2014	2015	2014

Kandi Electric Vehicles (Changxing) Co., Ltd.	40%	43%	34%
Zhejiang Zuozhongyou Electric Vehicle Service Co., Ltd.	32%		23%
Shanghai Maple Auto Co., Ltd		19%		8%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	22%	17%	24%

Both Kandi Changxing and Kandi Shanghai are wholly-owned subsidiaries of the JV Company. The Company indirectly has a 50% economic interest in each of Kandi Changxing and Kandi Shanghai through its 50% ownership interest in the JV Company. For the three months ended March 31, 2015, the Company sold $17,583,134 and $9,846,904 of battery packs, body parts, motors, air conditioning units, and other auto parts to Kandi Changxing and Kandi Shanghai, respectively. The balance due from both Kandi Changxing and Kandi Shanghai were included in amount due from JV Company, net on the Company’s balance sheets. See Note 23.

The Service Company is a 19% investment of the JV Company, and the Company indirectly has a 9.5% economic interest in it. For the first quarter of 2015, the Company sold $13,966,780 EV parts to the Service Company. The balance due from it was $13,953,079.

(b) Suppliers

For the three-month period ended March 31, 2015, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March, 31	March, 31	March, 31	March, 31
Major Suppliers	2015	2014	2015	2014

Zhejiang Tianneng Energy Technology Co., Ltd.	38%		0%
Zhejiang Xinneng Automotive Systems Co. Ltd.	12%		15%
Shandong Henyuan New Energy Tech Co., Ltd.	10%		18%
Dongguan Chuangming Battery Technology Co., Ltd.	10%		7%
Zhongju (Tianjin) New Energy Investment Co., Ltd.	9%	15%	14%	13%

NOTE 9 –EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share , which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended March 31, 2015 and 2014, the average number of potentially dilutive common shares was 116,694 and 0, respectively.

The following is the calculation of earnings per share:

	For the three months ended
	March 31,
	2015	2014
Net income (loss)	$6,131,653	$(14,086,160)
Weighted average shares used in basic computation	46,281,299	39,597,785
Dilutive shares	116,694	-
Weighted average shares used in diluted computation	46,397,993	39,597,785

Earnings (loss) per share:
Basic	$0.13	$(0.36)
Diluted	$0.13	$(0.36)

Also see Note 18.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2015	2014
Accounts receivable	$28,679,895	$15,736,805
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$28,679,895	$15,736,805

During the first quarter of 2015 and 2014, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $0 and $559,019 respectively. As of March 31, 2015 and December 31, 2014, the outstanding receivable due from Eliteway were $514,626 and $620,410, respectively.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's Chairman and Chief Executive Officer, Mr. Hu Xiaoming. For the quarter ended March 31, 2015 and the year ended December 31, 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm's-length without any preferential terms when compared with other customers at the comparative order size or volume.

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2015	2014
Raw material	$11,773,215	$3,621,428
Work-in-progress	4,962,359	3,104,678
Finished goods	10,323,121	8,993,318
Total inventories	27,058,695	15,719,424
Less: provision for slowing moving inventories	(316,686)	(315,584)
Inventories, net	$26,742,009	$15,403,840

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31,	December 31,
	2015	2014
Notes receivable from unrelated companies:
Due September 30, 2015, interest at 9.6% per annum	$9,614,140	$8,117,888
Bank acceptance notes	1,125,226	942,553

Notes receivable	$10,739,366	$9,060,441

Details of Notes receivable are as below as of March 31, 2015

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement

1	9,614,140	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	interest income	Not due
2	1,125,226	Kandi Changxing	Subsidiary of JV company	payment for sales	Not due

Details of Notes receivable are as below as of December 31, 2014

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	8,117,888	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	942,553	Kandi Changxing	Subsidiary of JV company	payment for sales	Not due

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
At cost:
Buildings	$14,613,552	$14,492,949
Machinery and equipment	7,978,646	7,916,281
Office equipment	403,116	283,494
Motor vehicles	356,153	355,547
Moulds	34,652,311	34,523,167
	58,003,778	57,571,438
Less : Accumulated depreciation
Buildings	$(3,607,049)	$(3,480,417)
Machinery and equipment	(7,427,327)	(7,371,047)
Office equipment	(229,692)	(220,944)
Motor vehicles	(263,491)	(254,331)
Moulds	(21,244,447)	(19,972,647)
	(32,772,006)	(31,299,386)
Less: provision for impairment for fixed assets	(56,894)	(56,696)
Plant and equipment, net	$25,174,878	$26,215,356

As of March 31, 2015 and December 31, 2014, the net book value of plant and equipment pledged as collateral for bank loans was $10,813,382 and $10,816,480, respectively.

Depreciation expenses for the first quarter of 2015 and 2014 was $1,361,481 and $1,276,480, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consisted of the following:

	March 31, 2015	December 31, 2014

Cost of land use rights	$17,981,142	$17,786,170
Less: Accumulated amortization	(2,375,086)	(2,137,018)
Land use rights, net	$15,606,056	$15,649,152

As of March 31, 2015 and December 31, 2014, the net book value of land use rights pledged as collateral for the Company’s bank loans was $10,271,477 and $9,665,834, respectively. Also see Note 16.

The amortization expense for the three months ended March 31, 2015 and 2014 was $97,379 and $89,523, respectively. Amortization expense for the next five years and thereafter is as follows:

2015 (nine months)	$292,137
2016	389,516
2017	389,516
2018	389,516
2019	389,516
Thereafter	13,755,855
Total	$15,606,056

NOTE 15 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facility being built in Wanning City of Hainan Province.

Kandi Wanning facility

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province. The Company signed an agreement with Wanning city government and planned to invest a total of RMB 1 billion, or $163,076,271, to develop a factory in Wanning with an annual production of 100,000 EVs. In 2013, the Company contracted with an unrelated third party equipment supplier, Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”), to purchase equipment. The equipment was purchased and delivered according to the construction schedule and development of Kandi Wanning. As of March 31, 2015, a total amount of advances to suppliers of RMB 353,000,000, or $57,565,924, made by Kandi Wanning to Nanjing Shangtong for equipment purchases was transferred to CIP. None of CIP was transferred to property, plant and equipment till March 31, 2015. The Company expects the purchase and installation of the equipment will be completed the end of 2015.

No depreciation is provided for CIP until such time when the assets are completed and placed into operation.

The construction project the Company was in the progress of completing is as follow:

	Total in CIP as of
Project	March 31, 2015	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date
Kandi Wanning facility	$58,753,641	$104,322,630	$163,076,271	Dec-15
Total	$58,753,641	$104,322,630	$163,076,271

As of March 31, 2015 and December 31, 2014, the Company had CIP amounting to $58,753,641 and $58,510,051, respectively.

No interest expenses has been capitalized for CIP at the end of March 31, 2015 and December 31, 2014, respectively.

NOTE 16 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31, 2015		December 31, 2014
Loans from China Ever-bright Bank
Interest rate up 18% based on the base rate (The current base rate for one-year loan is 7.08%, effective from March 1, 2015), due May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	12,719,949		12,675,713
Loans from China Ever-growing Bank
Interest rate up 20% based on the base rate (The current base rate for one-year loan is 7.20%, effective from March 1, 2015), due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	3,261,525		3,250,183
Loans from Hangzhou Bank
Interest rate 6.00% per annum, due October 20, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	7,958,122		7,930,446
Interest rate 6.00% per annum, due November 17, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	11,774,107		11,733,159
Interest rate at 5.35% per annum, due March 23, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	6,359,975
	$42,073,678	$	$ 35,589,501

The Interest Expenses for the three months ended March 31, 2015 and 2014 were $587,293 and $578,647, respectively.

As of March 31, 2015, the aggregate amount of short-term loans that was guaranteed by various third parties was $15,981,475

No.	Amount	Guarantor
1	$12,719,950	Jointly guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”) and Nanlong Group Co., Ltd. For Nanlong Group Co., Ltd, whose bank loans of $ 9,784,576 was also guaranteed by the Company. Also see Note 24.
2	$3,261,525	Guaranteed by Zhejiang Shuguang industrial Co., Ltd. For Zhejiang Shuguang Industrial Co., Ltd, its bank loan of $4,892,288 was guaranteed by the Company. Also see Note 24.

It is a common business practice among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debt with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 17 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable are due. Simultaneously, the Company may need to deposit restricted cash in banks to back up the bank notes payable. The restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	March 31, 2015	December 31, 2014
Bank acceptance notes:
Due April 30, 2015	$4,076,907	4,062,729
Due May 4, 2015	829,732	826,847
Due June 2, 2015	815,381	812,545
Due July 8, 2015	3,587,678
Due July 21, 2015	815,381
Due July 23, 2015	1,630,763
Due July 30, 2015	652,305
	$12,408,147	5,702,121

A bank acceptance note is a promised future payment or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of money, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank. But the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit.

All of the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as a commission on each transaction. Bank charges for notes payable were both $3,332 and $0 for the three months ended March 31, 2015 and 2014, respectively.

No restricted cash was held as collateral for the notes payable as of March 31, 2015 and December 31, 2014.

NOTE 18 – BOND PAYABLE

On December 27, 2013, the Company issued the bond of RMB 80,000,000, or $13,000,731, to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The maturity of this bond was 3 years, and the material terms of this bond were similar to the terms of the bond issued in 2012 and repaid in August 2013, except that the interest rate was reduced to 11.5% . Bond interest was payable on December 27 in each of 2014, 2015 and 2016. In October, 2014, the Company repaid, without a prepayment penalty, all principal and interest to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. For the year ended December 31, 2014, $1,262,691 of interest expense was paid. There was no bond payable as at the end of March 31, 2015 and December 31, 2014 respectively.

NOTE 19 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, the Kandi Vehicle, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%. The applicable CIT rate of each of Kandi Vehicle’s three subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Wanning, the JV Company and its subsidiaries and the Service Company was 25%.

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 15.67% . The combined tax benefits were 44.00% . The actual effective income tax rate was reduced from 25% to 14% in the first quarter of 2015.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which should be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopted U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) created a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported in the Company’s annual report on Form 10-K.

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

As of March 31, 2015, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2015, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the year ended March 31, 2015 due to the accumulated net operating loss carry forward from prior years in the United States.

Income tax expense (benefit) for the three months ended March 31, 2015 and 2014 is summarized as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2015	2014
Current:
Provision for CIT	$1,008,909	$108,101
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense (benefit)	$1,008,909	$108,101

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2015 and 2014 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2015	2014
Computed “expected” expense	$3,109,591	$(3,776,682)
Favorable tax rate	(2,416,981)	(183,878)
Permanent differences	(27,713)	(79,804)
Valuation allowance	344,012	4,148,465
Income tax expense (benefit)	$1,008,909	$108,101

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March	December
	31, 2015	31, 2014
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$(88,864)	$(80,016)
Subtotal	(88,864)	(80,016)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(43,535)	(26,226)
Other		(124,623)
Subtotal	(43,535)	(150,849)

Total deferred tax assets (liabilities) – current portion	(132,399)	(230,864)

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(508,687)	(551,697)
Loss carried forward	344,012	3,025,997
Valuation allowance	(344,012)	(3,025,997)
Subtotal	(508,687)	(551,697)

Deferred tax liabilities:
Accumulated other comprehensive gain	(2,035,134)	(1,715,028)
Subtotal	(2,035,134)	(1,715,028)

Total deferred tax assets – non-current portion	(2,543,821)	(2,266,725)

Net deferred tax assets (liabilities)	$(2,676,220)	$(2,497,589)

(b) Tax Benefit (Holiday) Effect

For the three months ended March 31, 2015 and 2014, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the three months ended March 31, 2015 and 2014.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2015	2014
Tax benefit (holiday) credit	$2,416,981	$183,878
Basic net income per share effect	$0.052	$0.005

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

Starting from year 2015, there is no outstanding stock option in the Company.

(b) Warrants

On June 26, 2013, the Company entered into a securities purchase agreement with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which, the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants: Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and the Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). As of December 31, 2014 all the Third Round Series A, Series B and Series C warrants had been exercised on a cash basis and the Third Round Placement Agent Warrants, which will expire on July 1, 2016, had a fair value of $10.64 per share.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “Fourth Round Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price shall be reduced by a credit of $0.01, which reflects the price per warrant share paid in connection with the issuance of the Fourth Round Warrants. Consequently, the effective exercise price per warrant share shall be $14.99. The Fourth Round Warrants were expired on January 30, 2015 and no investor exercised this warrants.

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fifth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. As of March 31, 2015, the fair value of the Fourth Round Warrants was $2.13 per share.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”). The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share. The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of March 31, 2015, the fair value of the Fifth Round Warrants was $4.40 per share and the Fifth Round Placement Agent Warrants had a fair value of $6.10 per share.

In addition, any Fifth Round Investor that invests more than $30 million in the initial offering of shares and warrants in the Fifth Round had an option to purchase its pro rata share of up to a $30 million of shares, or 1,744,186 shares of common stock and its pro rata share of warrants to purchase an aggregate of up to 313,954 shares of our comment stock at $17.20 for a period commencing from September 4, 2014 and ending on November 17, 2014. As of November 17, 2014 none of the Fifth Round Investors that invested more than $30 million in the initial offering of shares and warrants in the Fifth Round exercised this option and such option expired.

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

As compensation for having Mr. Wei Chen to serve CEO assistant the Board authorized the issuance by the Company to Mr. Wei Chen of 10,000 shares of Company’s common stock every year beginning in January 2012 and 2,500 shares of Company’s common stock every three months, beginning in January 2014. As of June 1, 2014, Mr. Chen was no longer with the Company.

The fair value of stock awards based on service is determined based on closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s determination that the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each will be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock will be granted. If Non-GAAP Net Income in 2014 increases compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2014 increases compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased up to 200% of the target amount. Any such increase in the grant will be subject to the total number of shares available under the Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up.

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

NOTE 22 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2015	2014
Gross carrying amount:
Trade name	6.75 years	$492,235	$492,235
Customer relations	6.75 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(148,009)	$(135,323)
Customer relations		(91,435)	(83,597)
		(239,444)	(218,920)
Intangible assets, net		$556,877	$577,401

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income was both $20,524 for the three months ended March 31, 2015 and 2014, respectively.

Amortization expense for the next five years and thereafter is as follows:

2015 (nine months)	$61,572
2016	82,095
2017	82,095
2018	82,095
2019	82,095
Thereafter	166,925
Total	$556,877

NOTE 23 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

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

As of March 31, 2015, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has a 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months ended March 31, 2015, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	March 31,
	2015	2014
Condensed income statement information:
Net sales	$30,564,996	$34,860,044
Gross income	7,980,664	4,287,928
Net income	803,221	1,656,824
Company’s equity in net income of JV	$401,610	$828,412

	March 31,	December 31,
	2015	2014
Condensed balance sheet information:
Current assets	$375,015,723	$262,543,256
Noncurrent assets	195,345,452	194,229,114
Total assets	$570,361,175	$456,772,370
Current liabilities	387,909,049	280,779,432
Noncurrent liabilities	14,077,276	9,006,787
Equity	168,374,850	166,986,151
Total liabilities and equity	$570,361,175	$456,772,370

During the first three months of 2015, 100% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 1,670 units sold. The growth of sales of EV products was mainly driven by the demand by Hangzhou Public EV Sharing Program (the “EV-Share” Program) and group long-term lease project. As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014

Investment in JV Company, beginning of the period,	$83,309,095	$79,331,930
Share of profit	401,610	828,412
Intercompany transaction elimination	(116,252)
Year 2014 unrealized profit realized	183,998	899,943
Exchange difference	292,327	(661,106)
Investment in JV Company, end of the period	$84,070,778	$80,399,179

Sales to the Company’s customers, the JV Company’s subsidiaries, for the three months ended March 31, 2015 were $29,055,004, and they were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, of which the majority of sales were to Kandi Changxing which amounted to $17,605,302, Kandi Shanghai which amounted to $9,859,319 and Kandi Jinhua which amounted to $1,590,383. Theses EV parts were used in manufacturing of pure EV products by the JV’s Company’s subsidiaries to sell entirely to the JV Company’s customer via Zhejiang Geely Automobile Company Limited (“Zhejiang Geely”). Zhejiang Geely holds the country’s vehicle production rights of sedan, equivalent to license, that qualifies it to sell the EV products to the end customers. Zhejiang Geely is 90% owned by Zhejiang Geely Holding Group Company Limited and 10% owned by Zhejiang Maple Asset Management Co. Ltd. According to the JV Agreement, before the JV Company receives vehicle production rights (license), the JV Company and its subsidiaries all may sell their products through the channel of Zhejiang Geely’s vehicle production rights (license) to the end customers or the Service Company, which purchased and used the cars in Hangzhou Public EV-sharing Program and group long-term lease project. Among the total sales to the JV Company and its subsidiaries for the three months ended March 31, 2015, approximately 86% of the sales were related to the sales of battery packs because Kandi New Energy holds a production rights (license) to manufacture requisite battery packs used in manufacturing of Kandi brand’s EVs. Under the JV agreement, the Company’s EV product manufacturing business has been completely transferred to the JV Company. The Company is mainly responsible for supplying the JV Company with EV parts and the JV Company is responsible to produce EV products and to sell finished goods through channel to its end customers.

As of March 31, 2015 and December 31, 2014, the amount due from the JV Company, net was $71,267,257 and $51,450,612, respectively, of which the majority was the balances with Kandi Jinhua, Kandi Changxing, Kandi Shanghai. The breakdown was as below:

	March	December 31,
	31, 2015	2014

Kandi Shanghai	$16,538,927	$6,978,618
Kandi Changxing	20,389,790	7,359,202
Kandi Jinhua	9,877,099	12,736,420
JV Company	24,461,441	24,376,372
Consolidated JV Company	$71,267,257	$51,450,612

The amount due from the JV Company of $24,461,441 is a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2014 to December 15, 2015 carrying an annual interest rate determined by using the People's Bank of China floating benchmark lending rate on the date of withdraw plus 5% of that rate. The rate will not be adjusted after the withdraw during the lending period, which was 5.88% . The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 24 – COMMITMENTS AND CONTINGENCIES

Guarantees and Pledged collateral for third party bank loans

As of March 31, 2015, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

March 31,
Guarantee provided to	2015
Zhejiang Kangli Metal Manufacturing Company.	$4,892,288
Zhejiang Shuguang industrial Co., Ltd.	4,892,288
Nanlong Group Co., Ltd.	9,784,576
Total	$19,569,152

On March 4, 2014, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from PingAn Bank in the amount of $4,892,288 by Zhejiang Shuguang industrial Co., Ltd. (“ZSICL”) for the period from March 4, 2014 to March 4, 2015. ZSICL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013 and December 27, 2013, the Company entered into two guarantee contracts to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch and Shanghai Bank Hangzhou branch in the amount for the total amount $9,784,576 by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016, and December 27, 2013 to December 27, 2014 respectively. The guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch was extended for four months to April 27, 2015 with the same terms after its original contract ended on December 27, 2014. NGCL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On December 27, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shanghai Bank Hangzhou branch in the amount of $ 4,892,288 by Zhejiang Kangli Metal Manufacturing Company (“ZKMMC”) for the period from December 27, 2013 to December 27, 2014. The guarantee contract was extended for six months to June 27, 2015 with the same terms after its original contract ended on December 27, 2014. ZKMMC is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of ZKMMC under the loan contract if ZKMMC fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party’s bank loans

As of March 31, 2015 and December 31, 2014, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 25 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area:

	Three Month Ended March 31
	2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$786,496	2%	$1,095,820	3%
China	42,994,590	98%	39,075,484	97%
Total	$43,781,086	100%	$40,171,304	100%

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2015 and December 31, 2014, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

The revenue recognition policies for our legacy products, including EVs, EV parts and Off-road vehicles, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

	Three Months Ended
		% of		% of	Change in	Change
	March 31, 2015	Revenue	March 31, 2014	Revenue	Amount	in %

REVENUES, NET	$43,781,086		$40,171,304		3,609,782	9.0%

COST OF GOODS SOLD	37,410,353	85.4%	35,310,895	87.9%	2,099,458	5.9%

GROSS PROFIT	6,370,733	14.6%	4,860,409	12.1%	1,510,324	31.1%

OPERATING EXPENSES:
Research and development	571,020	1.3%	1,172,257	2.9%	(601,237)	-51.3%
Selling and marketing	113,895	0.3%	71,257	0.2%	42,638	59.8%
General and administrative	3,780,648	8.6%	6,470,766	16.1%	(2,690,118)	-41.6%
Total Operating Expenses	4,465,563	10.2%	7,714,280	19.2%	(3,248,717)	-42.1%

INCOME FROM OPERATIONS	1,905,170	4.4%	(2,853,871)	-7.1%	4,759,041	-166.8%

OTHER INCOME(EXPENSE):
Interest income	590,480	1.3%	483,293	1.2%	107,187	22.2%
Interest (expense)	(598,591)	-1.4%	(954,473)	-2.4%	355,882	-37.3%
Change in fair value of financial instruments	4,750,300	10.9%	(12,314,171)	-30.7%	17,064,471	-138.6%
Government grants	-	0.0%	-	0.0%
Share of (loss) in associated companies	-	0.0%	(15,805)	0.0%	15,805	-100.0%
Share of profit after tax of JV	469,356	1.1%	1,728,356	4.3%	(1,259,000)	-72.8%
Other income, net	23,847	0.1%	59,580	0.1%	(35,733)	-60.0%
Total other income(expense), net	5,235,392	12.0%	(11,013,220)	-27.4%	16,248,612	-147.5%

INCOME(LOSS) BEFORE INCOME TAXES	7,140,562	16.3%	(13,867,091)	-34.5%	21,007,653	-151.5%

INCOME TAX EXPENSE	(1,008,909)	-2.3%	(219,069)	-0.5%	(789,840)	360.5%

NET INCOME (LOSS)	6,131,653	14.0%	(14,086,160)	-35.1%	20,217,813	-143.5%

(a) Revenue

For the three months ended March 31,2015, our revenue was $43,781,086 compared to $40,171,304 for the same period of 2014, an increase of $3,609,782 or 9.0% . The increase in revenue was mainly due to the increase in EV parts sales during this quarter. The majority of the EV parts sales was battery sales.

The following table summarizes our revenues as well as the number of units sold by product types for the three months ended March 31, 2015 and 2014:

	Three Month Ended March 31
	2015		2014
	Unit	Sales	Unit	Sales
EV parts	17,581	$42,954,288	19,817	$25,071,999
EV products	-	-	620	8,368,088
Off-road vehicles	1,336	826,798	9,067	6,731,217
Total	18,917	$43,781,086	29,504	$40,171,304

EV Parts

Among our total revenues during the three months ended March 31, 2015, approximately $42,954,288, or 98.1%, resulted from the sale of EV parts. We started the EV parts business in the same period of 2014, and our revenue of EV parts increased $17,882,289 or 71.3% compared to the first quarter of 2014. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the three months ended March 31, 2015, there was no EV products sales anymore. The EV products revenue decreased $8,368,088, or 100% compared to the same period of 2014 mainly due to that the manufacture of EV products was transferred to the JV Company based on the JV Agreement. Under the JV Agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., a 99%-owned subsidiary of Geely Automobile Holdings Ltd., starting from March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, which was completed at the end of 2014. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the three months ended March 31, 2015, approximately $826,798, or 1.9%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $5,904,419, or 87.7% compared to the same period of 2014, mainly because the Company focused on the EV parts production which is in line with the long term strategy of the Company.

(b) Cost of goods sold

Cost of goods sold was $37,410,353 during the three months ended March 31, 2015, representing an increase of $2,099,458, or 5.9%, compared to the same period of 2014. This increase was mainly due to the increase in corresponding sales.

(c) Gross profit

Gross profit for the first quarter of 2015 increased 31.1% to $6,370,733, compared to $4,860,409 for the same period last year. This was primarily attributable to the significantly improved margin and he revenue growth during the quarter. Our gross margin increased to 14.6% compared to 12.1% for the same period of 2014. The increase in gross margin was mainly due to the production scale for the EV parts and the Company’s cost reduction program, which endeavors to gradually reduce the purchase price for the materials.

(d) Selling and distribution expenses

Selling and distribution expenses were $113,895 for the first quarter of 2015, compared to $71,257 for the same period last year, an increase of $42,638 or 59.8% This increase was primarily due to the transportation expense for the EV parts products in line with the sales occurred in the first quarter of year 2015.

(e) General and administrative expenses

General and administrative expenses were $3,780,648 for the first quarter of 2015, compared to $6,470,766 for the same period of last year, a decrease of $2,690,118 or 41.6% . For the three months ended March 31, 2015, general and administrative expenses included $2,049,683 in expenses for common stock awards to employees and consultants, compared to $3,420,631 for the same period in 2014. Excluding stock award costs, our net general and administrative expenses for the three months ended March 31, 2015 were $1,730,965, a decrease of $1,319,170, or 43.2%, from $3,050,135 for the same period of 2014. The decrease was primarily due to a placement agent fee of $1,963,408 occurred in the first quarter of 2014 while there was none in the same period of 2015.

(f) Research and development

Research and development expenses were $571,020 for the first quarter of 2015, a decrease of $601,237 or 51.3% compared to the same period of last year. This decrease was primarily due to: 1) the expenses on China Auto Research Centre for EV testing decreased $274,867 compared to the same period last year; 2) the depreciation expenses decreased by $438,811 compared to the same period last year due to the related R&D equipment transferred from R&D department into the production department.

(g) Government grants

Government grants were $0 for the first quarter of 2015 and 2014, respectively.

The government grants is project based. In April 2015, we received an RMB 400,000 (approximately $ 65,010) government grant for the research of Kandi EV SMA7005.

(h) Interest income

Interest income was $590,480 for the first quarter of 2015, an increase $107,187 or 22.2% compared to the same period of last year. This change was primarily attributable to an increase in interest income earned on the entrusted loans made to the JV Company.

(i) Interest expense

Interest expense was $598,591 for the first quarter of 2015, a decrease of $355,882 or 37.3% compared to the same period of last year. This change was primarily due to the interest expense of the bond for $375,823 in the same period last year.

(j) Change in fair value of financial instruments

For the first quarter of 2015, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $4,750,300, a positive change of $17,064,471 to the same period of last year. The gain on the changes in the fair value of derivative liability is due to the decrease of the fair value price of the derivative which was primarily attributable to two factors. First, it was caused by the decrease of the Company’s stock price of the common stock underlying the warrants issued on September 4, 2014, which decreased from $17.13 on the issuance date to $12.39 on March 31, 2015. Second, it was due to the passage of remaining life of 1,429,393 shares of warrants, a significant portion of the Company’s outstanding warrants. These warrants expired on January 30, 2015.

(k) Share of (loss) of associated company

Investment gains were $0 for the first quarter of 2015, a change of $15,805 compared to the same period of last year, primarily due to the liquidation of our investment in Jinhua Service as this entity was dissolved in the third quarter of 2014.

(l) Share of profit (loss) after tax of the JV Company

For the first quarter of 2015, the JV Company’s net sales was $30,564,996, gross income was $7,980,664, and net income was $803,221. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $401,610 for the first quarter of 2015. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $469,356 for the first quarter of 2015, a decrease of $1,259,000 or 72.8% compared to the same period of last year, The main reasons for the decrease of the JV Company’s profits were the significant interest expense occurred for the increased bank loan for operating needs, and the operation expense increase compared to the same period last year, which were for the JV Company’s future business growth.

During the first quarter of 2015, a total of 1,670 units of EV products were sold by the JV Company, 37.4% increase compared to 1,215 units in the same quarter of 2014.

(m) Other income, net

Net other income was $23,847 for the first quarter of 2015, a decrease of $35,733 or 60.0% compared to the same period of last year primarily due to a rental income decrease for one of our factory facilities from one of our clients.

(o) Net income from continuing operation

Net income was $6,131,653 for the first quarter of 2015, a change of $20,217,813 or 143.5% compared to the net loss of $14,086,160 for the same period of last year. The increase in net income was primarily attributable to the increased revenue and gross profits, and the gain from the change in the fair value of derivative securities. Excluding (i) the effects of stock award expenses, which were $2,049,683 and $3,420,631 for the first quarter of 2015 and 2014, respectively, and (ii) the change of the fair value of financial derivatives, which was an income of $4,750,300 and an expense of $12,314,171 for the three months ended March 31, 2015 and 2014, respectively, our non-GAAP net income was $3,431,036 for the three months ended March 31, 2015 as compared to non-GAAP net income $1,648,642 for the same period of 2014, an increase of $1,782,394. This increase in net income (non-GAAP) was primarily attributable to the increase in revenue and gross profits and the operating expense savings during this three-month period.

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

	Three Months Ended
	March 30,
	2015	2014

GAAP net income (loss) from continuing operations	$6,131,653	$(14,086,160)

Stock award expenses	2,049,683	3,420,631

Change of the fair value of financial derivatives	4,750,300	(12,314,171)

Non-GAAP net income (loss) from continuing operations	$3,431,036	$1,648,642

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first quarter of 2015, cash used in operating activities was ($9,476,551), as compared to cash used by operating activities of ($3,046,451) for the same period of last year.

Below is the cash flow statement for the operating activities:

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$6,131,653	$(14,086,160)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,479,384	1,386,527
Assets Impairments	-	-
Deferred taxes	-	44,801
Change in fair value of financial instruments	(4,750,300)	12,314,171
Loss (income) in investment in associated companies	-	15,805
Share of profit after tax of JV Company	(469,356)	(1,728,356)
Decrease in reserve for fixed assets	-	-
Stock Compensation cost	2,049,683	-
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(12,844,602)	8,501,760
Inventories	(11,246,265)	(4,567,411)
Other receivables	(65,602)	(154,488)
Due from employee	(10,225)	(9,402)
Prepayments and prepaid expenses	(527,687)	(7,691,861)
Amount due from JV Company	(19,570,708)	(18,868,380)

Increase (Decrease) In:
Accounts payable	31,915,168	21,589,347
Other payables and accrued liabilities	(1,438,571)	930,528
Customer deposits	1,365	92,022
Income Tax payable	(130,488)	(815,354)
Due to related party	-	-
Net cash (used in ) provided by operating activities	$(9,476,551)	$(3,046,451)

The major operating activities that provided cash for the first quarter of 2015 were net income of $6,131,653 and an increase in accounts payable of $31,915,168. The major operating activities that used cash for first quarter of 2015 were an increase in receivables from the JV Company of $19,570,708 and from other clients of $12,844,602, and an increase in inventories of $11,246,265.

Below is the cash flow statement for the investing activities:

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(233,343)	(119,476)
Purchases of land use rights	-	-
Purchases of construction in progress	(39,266)	-
Issuance of notes receivable	(4,225,884)	(21,553,430)
Repayment of notes receivable	2,584,147	-
Net cash provided by (used in) investing activities	$(1,914,346)	$(21,672,906)

Cash used by investing activities for the first quarter of 2015 was $1,914,346 primarily due to the result of the issuance of notes receivable of $4,225,884.

Below is the cash flow statement for the financing activities:

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(12,366,201)	1,634
Proceeds from short-term bank loans	6,338,475	817,013
Repayments of short-term bank loans	-	(817,013)
Proceeds from notes payable	6,663,525	(1,960,832)
Fund raising through issuing common stock and warrants	-	11,067,734
Option exercise,stock awards & other financing	-	3,066,081
Warrant exercise	-	20,484,279
Common stock issued for acquisition, net of cost of capital
Net cash (used in) provided by financing activities	635,799	32,658,896

Cash provided by financing activities for the first quarter of 2015 was $635,799, primarily due to the result of proceeds from short-term loans of $6,338,475, and the proceeds from notes payable of $6,663,525. Cash used in financing activities for the first quarter of 2015 was ($12,366,201), primarily due to the cash deposit to the bank for higher interest income and also the deposit for the issuance of the notes payable to the clients.

Working Capital

We had a working capital surplus of $40,921,969 at March 31, 2015, compared to $39,202,684 as of December 31, 2014.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2015 were as follows:

Three Months Ended
March 31, 2015
(In Thousands)
Capital requirements
Purchase of plant and equipment	$233
Purchase of construction in progress	39
Issuance of notes receivable	4,226
Increase in restricted cash	12,366
Internal cash used in operations	9,477
Total capital requirements	$26,341

Three Months Ended
March 31, 2015
(In Thousands)

Capital provided
Repayments of notes receivable	2,584
Proceeds from short-term bank loan	6,338
Proceeds from notes payable	6,664
Decrease in cash	10,744
Total capital provided	$26,330

The difference between capital provided and capital required is caused the effect of exchange rate changes over the past three months.

Recent Development Activities:

In November 2014, SMA7002BEV05, the first Mid-tier Luxury Pure Electric Vehicle developed by Kandi Electric Vehicles Group Co., Ltd. (the "JV Company") was approved by the Ministry of Industry and Information Technology of the People's Republic of China ("MIIT") according to No. 69 public announcement of MIIT. The SMA7002BEV05 model is among the latest vehicles on the lists of "Approved Manufacturers of Vehicles, Motorcycles, Three-wheeled Vehicles, and Low-speed Trucks & Vehicle Products (No. 266)" and "Recommended Models for Energy Saving & New Energy Vehicle Demonstration and Promotion in China (No. 63)". As a result, purchasers of such EV will now be the ultimate beneficiaries to receive all levels of national and local subsidies and incentives. The approval of SMA7002BEV05 is an indication of our success in expanding our portfolio in the field of the middle and high level pure vehicle products. We believe that our diversified products will meet the market's growing demands and secure our leading position in manufacturing pure electric vehicle products in China.

As of January 7, 2015, our Micro Public EV Sharing Program has been expanded to 9 cities including Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Changzhou, and Rugao. This program is an innovative business model aimed at promoting and popularizing the use of EV in China. Since its inception, the program has caught the eye of the public and received great recognitions and supports from consumers as well as the government agencies. It also includes a variety of the Long-term Group Leasing options, ideal for the companies, government entities and residential communities which lease at least 100 EVs on an annual basis. As of the end of 2014, there have been a total of 14,398 Kandi EVs delivered throughout the country. Through this program, Kandi built a solid foundation to be recognized as the leading pure EV producer and innovator in China.

On January 14, 2015, we announced that the first 60 Kandi Brand EVs were delivered to launch an innovative EV business model, which we called “Mini Police Car” Program. The EVs are for the first time used by Hangzhou Uptown Public Security Bureau to facilitate performance of community safety patrols, population permit patrols, fire safety inspections, as well as other police duties. The Mini Police Car offers the advantage for police to quick access into these congested areas and small alleyways to carry out its duties. Kandi equips these EVs with the necessary police equipment, firefighting apparatuses, emergency kits, and other related equipment. In addition to our successful EV sharing program catering average Chinese consumers, we hope to explore more EV growth opportunities in the area of fleet sales and leasing to large business and government entities in China in the future.

On April 13, 2015, the Company announced that the JV Company will explore public listing options in China to unlock shareholder value. The plan is to help the JV Company to leverage the growing EV market demand in China and the government’s strengthened commitment to EVs, and also help the JV Company expand substantial impact and value to China market and our shareholders over the long-term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. On April 29, 2015. the four government departments in the PRC, Ministry of Finance, Ministry of Science and Technology, Ministry of Industry and Information Technology and National Development and Reform Commission jointly announced the subsidy policy for new energy vehicles from year 2016 to 2020, which declares the subsidy of year 2017-2018 will be reduced by 20% based on year 2016, and the subsidy of year 2019-2020 will be reduced by 40% based on year 2016. Furthermore, the policy increased the driving range from 80 kilometers to 100 kilometers as a threshold for the receipt of the subsidy. This policy may impact the Company’s future business and profitability growth.

Item 6. Exhibits

Exhibit	Description
Number
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Wang Cheng (Henry)
Wang Cheng (Henry)
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)