Form 10-Q
period 2015-09-30
Kandi Technologies Group, Inc.
filed 2015-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

As of November 3, 2015, the registrant had issued and outstanding 46,964,855 shares of common stock, par value $0.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$11,691,023	$26,379,460
Restricted cash	15,689,228	13,000,731
Accounts receivable	33,912,043	15,736,805
Inventories (net of provision for slow moving inventory of 304,677 and 315,584 as of September 30, 2015 and December 31, 2014, respectively)	31,652,659	15,403,840
Notes receivable	18,785,582	9,060,441
Other receivables	488,621	238,567
Prepayments and prepaid expense	240,609	120,761
Due from employees	41,128	34,475
Advances to suppliers	457,782	6,901,505
Amount due from JV Company, net	76,814,162	51,450,612
TOTAL CURRENT ASSETS	189,772,837	138,327,197
LONG-TERM ASSETS
Plant and equipment, net	21,788,066	26,215,356
Land use rights, net	14,826,253	15,649,152
Construction in progress	56,525,652	58,510,051
Long Term Investment	1,490,477	-
Investment in JV Company	82,273,884	83,309,095
Goodwill	322,591	322,591
Intangible assets	515,830	577,401
Other long term assets	156,892	162,509
TOTAL Long-Term Assets	177,899,645	184,746,155
TOTAL ASSETS	$367,672,482	$323,073,352
CURRENT LIABILITIES
Accounts payables	$87,854,246	$45,772,481
Other payables and accrued expenses	3,362,729	5,101,740
Short-term loans	37,340,362	35,589,502
Customer deposits	111,314	2,630,723
Notes payable	3,137,846	5,702,121
Income tax payable	2,803,621	1,835,685
Due to employees	12,862	15,787
Deferred taxes liabilities	256,049	230,864
Financial derivate - liability	540,299	2,245,610
Deferred income	34,954	-
Total Current Liabilities	135,454,282	99,124,513
LONG-TERM LIABILITIES
Deferred taxes liabilities	402,934	2,266,725
Financial derivate - liability	-	10,097,275
Total Long-Term Liabilities	402,934	12,364,000

TOTAL LIABILITIES	135,857,216	111,488,513

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,964,855 and 46,274,855 shares issued and outstanding at September 30,2015 and December 31,2014, respectively	46,965	46,275
Additional paid-in capital	202,744,428	190,258,037
Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at September 30,2015 and December 31,2014, respectively)	30,290,776	16,390,424
Accumulated other comprehensive income(loss)	(1,266,903)	4,890,103
TOTAL STOCKHOLDERS' EQUITY	231,815,266	211,584,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,672,482	$323,073,352

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES, NET	$50,528,545	$44,206,992	$142,273 ,091	$117,338,351

COST OF GOODS SOLD	43,411,8 39	38,698 ,452	122,294 ,189	99,748, 314

GROSS PROFIT	7,116,706	5,508 ,540	19,978, 902	17,590, 037

OPERATING EXPENSES:

Research and development	785,450	391,097	1,928,091	2,535,0 27

Selling and marketing	122,873	432,365	312,284	939,516

General and administrative	8,649,541	2,076,749	16,275,202	11,720,693

Total Operating Expenses	9,557,864	2,900,211	18,515,577	15,195,236

INCOME (LOSS) FROM OPERATIONS	(2,441,158)	2,608,329	1,463,325	2,394,801

OTHER INCOME(EXPENSE):

Interest income	1,140,756	220,91 1	2,454,0 79	1,453,0 47

Interest (expense)	(534,987)	(932,030)	(1,730,898)	(2,850,341)

Change in fair value of financial instruments	3,049,242	10,187,277	11,802,586	6,814,675

Government grants	(724)	63,584	92,139	217,284

Share of profit (loss) in associated companies	-	38,702	-	(54,290)
Share of profit after tax of JV	1,179,605	2,038,388	1,900,128	3,757,218

Other income, net	988,224	21,814	1,094,278	141,641

Total other income (expense), net	5,822,116	11,638,646	15,612,312	9,479,234

INCOME(LOSS) BEFORE INCOME TAXES	3,380,958	14,246,975	17,075,637	11,874,035

INCOME TAX EXPENSE	(1,037,763)	(713,273)	(3,175,287)	(1,269,408)

NET INCOME	2,343,195	13,533,702	13,900,350	10,604,627

OTHER COMPREHENSIVE INCOME

Foreign currency translation	(7,098,249)	(109,112)	(6,157,006)	(2,037,704)

COMPREHENSIVE INCOME(LOSS)	$(4,755,054)	$13,424,590	$7,743,344	$8,566,923

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	46,959,638	43,214,455	46,670,533	41,327,666

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	46,959,638	43,530,185	46,945,277	41,462,490

NET INCOME PER SHARE, BASIC	$0.05	$0.31	$0.30	$0.26

NET INCOME PER SHARE, DILUTED	$0.05	$0.31	$0.30	$0.26

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,900,350	$10,604,627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,388,902	4,157,606
Assets Impairments	-
Deferred taxes	(1,854,863)	808,725
Change in fair value of financial instruments	(11,802,586)	(6,814,675)
Loss (income) in investment in associated companies	-	54,290
Share of loss after tax of JV Company	(1,900,128)	(3,757,218)
Stock Compensation cost	12,486,881	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(19,286,512)	17,190,113
Inventories	(17,289,849)	(5,480,008)
Other receivables	(298,976)	105,092
Due from employee	(10,535)	413,441
Prepayments and prepaid expenses	6,265,899	(49,927,475)
Amount due from JV Company	(27,964,497)	(49,177,160)

Increase (Decrease) In:
Accounts payable	44,980,746	32,911,627
Other payables and accrued liabilities	(1,302,135)	2,441,464
Customer deposits	(2,502,087)	108,031
Income Tax payable	1,062,643	(36,060)
Net cash (used in ) provided by operating activities	$(1,126,747)	$(46,397,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(408,850)	(813,246)
Purchases of land use rights	-	(1,667,986)
Purchases of construction in progress	(39,054)	(39,283)
Disposal of associated company	-	(96,268)
Issuance of notes receivable	(72,040,444)	(21,698,986)
Repayment of notes receivable	61,697,894	29,344,951
Long Term Investment	(1,535,651)	-
Net cash provided by (used in) investing activities	$(12,326,105)	$5,029,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,232,950)	(13,006,018)
Proceeds from short-term bank loans	30,583,709	28,616,816
Repayments of short-term bank loans	(27,512,406)	(39,998,504)
Proceeds from notes payable	9,860,498	13,007,644
Repayment of notes payable	(12,299,436)	(16,584,746)
Option exercise‚stock awards & other financing	-	6,429,622
Warrant exercise	-	22,447,914
Common stock issued for acquisition, net of cost of capital	-	78,155,627
Net cash (used in) provided by financing activities	$(2,600,585)	$79,068,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,053,437)	37,699,957
Effect of exchange rate changes on cash	1,365,000	(961,614)
Cash and cash equivalents at beginning of year	26,379,460	12,762,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	11,691,023	49,500,712

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,794,115	1,305,468
Interest paid	1,718,257	1,748,140

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

The Company’s organizational chart is as follows:

Kandi Technologies Group, Inc.
(KANI)
("Kandi Technologies")
100%
Continental Development Limited
("Continental")
100%
Zhejiang Kandi Vehicles Co., LTD.
("Kandi Vehicles")
50%
Kandi Electric Vehicles Group Co., Ltd.
(the "JV Company")
Yongkang Scrou Electric Co., Ltd
("Yongkang Scrou")
100%
50%
Jinhua Kandi New Energy Vehicle Co., Ltd.
("Kandi New Energy")
100%
Kandi Electric Vehicles (Changxing) Co., Ltd.
("Kandi Changxing")
Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the "Service Company")
9.5%
90%
10%
Kandi Electric Vehicles (Wanning) Co., Ltd.
("Kandi Wanning")
Kandi Electric Vehicles Jiangsu Co., Ltd.
("Kandi Jiangsu")
100%
100%
Kandi Electric Vehicles (Jinhua) Co., Ltd.
("Kandi Jinhua")
Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd.
("JiHeKang")
100%
100%
Kandi Electric Vehicles (Shanghai) Co., Ltd.
("Kandi Shanghai")

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

In April 2012, pursuant to the agreement, the Company acquired 100% of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), a manufacturer of automobile and EV parts, including EV drive motors, EV controllers, air conditioners and other electrical products, that are sold primarily to the JV Company (defined below).

As a part of the Company’s EV business strategy, the Company believes it needs more production resources to timely and efficiently satisfy the market demands. In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by and between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EVs and related auto parts, and to invest in other companies with related or similar businesses. Each of Kandi Vehicles and Shanghai Guorun holds a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products manufactured by its subsidiaries.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing is engaged in the production of EVs. In the fourth quarter of 2013, Kandi Vehicles entered into a share transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Changxing.

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses. The JV Company had a 19% ownership interest in the Service Company. In August 2015, because the Service Company started to prepare for Initial Pricing Offering, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the Company has the direct economic interest of 9.5% of the Service Company through Kandi Vehicles.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. According to the terms of the JV Agreement, except through the JV Company and its subsidiaries, Kandi Vehicle and its subsidiaries will not manufacture pure EVs. However, Kandi New Energy holds the production rights (a PRC license) to manufacture of Special-purpose Vehicles. Therefore, it was necessary to establish Kandi Jinhua, which is in charge of the Special-purpose Vehicle business and entitled to use Kandi New Energy’s Special-purpose Vehicle production rights (license).

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

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $54,318,555 as of September 30, 2015, an increase of $15,115,871 from $39,202,684 as of December 31, 2014.

As of September 30, 2015, the Company had credit lines from commercial banks of $37,340,362. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its cash reserves and its access to existing financing sources, including established relationships with PRC banks, will enable it to fund its ongoing operations.

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

On March 24, 2014, the Company raised approximately $11.05 million from the sale to two institutional investors of an aggregate of 606,000 shares of its common stock at a price of $18.24 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 90,900 shares of common stock at an exercise price of $22.80 per share, with a term of 18 months from the date of issuance. On July 25, 2015, the Company adjusted the warrant exercise price to $9.72 per share in connection with the grant of employee stock options that triggered the warrant exercise price adjustment term according to the warrant agreement. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016.

On September 4, 2014, the Company raised approximately $71.00 million before deducting fees to the placement agent and other offering expenses incurred from the sale to six institutional investors of an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share. As part of the transaction terms, the Company also issued to the investors warrants for the purchase of up to 743,024 shares of common stock at an exercise price of $21.50 per share, with a term of 17 months from the date of issuance. On July 25, 2015, the Company adjusted the warrant exercise price to $9.72 per share as a result of the grant of employee stock options that triggered the warrant exercise price adjustment term according to the warrant agreement. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016.

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

The financial information included herein for the three-month and nine-month period ended September 30, 2015 and 2014 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month and nine-months ended September 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2015.

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

(iv)	YongkangScrou, a wholly-owned subsidiary of Kandi Vehicles; and

(v)	Kandi Wanning, a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as following:

(i)	The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(ii)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(iii)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(iv)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(v)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest;

(vi)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest.

All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made. However, actual results when ultimately realized could differ from those estimates.

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

As of September 30, 2015, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in Carrying Value as of September 30, 2015	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,691,023	$11,691,023	-	-

Restricted cash	15,689,228	15,689,228	-	-

Warrants	$540,299	-	-	540,299

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

Restricted cash, as of September 30, 2015 and December 31, 2014, represented time deposits on account, some of which were used to secure short-term bank loans and notes payable. As of September 30, 2015, the Company’s restricted cash was $15,689,228.

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

(e)  Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of September 30, 2015 and December 31, 2014, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of September 30, 2015 and December 31, 2014, the credit terms with the Company’s customers were typically 90 to 120 days after delivery.

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

(j)  Long Term Investment

Long Term Investment will be recorded at cost. For investments using the cost method, the Company recognizes, initially at cost, investments in stock of investees as assets on the statement of financial position. The value of the investment in stock accounted for under the cost method may lose its value because of a series of operating losses or other factors. We evaluate our long term investments for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of long term investments may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such investments. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the investment’s estimated fair value.

As at the end of September 30, 2015, the Company did not record any material impairment losses on our long term investment.

(k)  Land Use Rights

According to Chinese laws, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized using the straight-line method over a term of fifty years.

(l)  Accounting for the Impairment of Long-Lived Assets

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

During the three-month and nine-month periods ended September 30, 2015, no impairment loss was recognized.

(m)  Revenue Recognition

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

(n)  Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $785,450 and $391,097 for the three months ended September 30, 2015 and 2014, respectively. Research and development expenses were $1,928,091 and $2,535,027 for the nine months ended September 30, 2015 and 2014, respectively.

(o)  Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three months ended September 30, 2015 and 2014, $-724 (due to the change resulting from the RMB depreciation against the US dollars) and $63,584, respectively, was received. For the nine months ended September 30, 2015 and 2014, $92,139 and $217,284 was, respectively, received.

(p)  Income Taxes

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

(q)  Foreign Currency Translation

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

	September 30, 2015	December 31, 2014	September 30, 2014
Period end RMB : USD exchange rate	6.37380	6.15350	6.15600
Average RMB : USD exchange rate	6.18630	6.14821	6.15023

(r)  Comprehensive Income

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

(s)  Segments

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

(t)  Stock Option Expenses

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

The stock-based option expenses for the three months and nine months ended September 30, 2015 were 6,109,666 and $8,146,221, respectively. See Note 21.

(u)  Warrant Costs

The Company’s warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, Distinguishing Liabilities From Equity, ASC 505, Equity, and ASC 815, Derivatives and Hedging.

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

(v)  Goodwill

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

As of September 30, 2015, the Company determined that its goodwill was not impaired.

(w)  Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were straight-line amortized as of September 30, 2015.

(x)  Accounting for Sale of Common Stock and Warrants

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

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a)  Customers

For the nine-month period ended September 30, 2015, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30	September 30	September 30	December 31
Major Customers	2015	2014	2015	2014
Kandi Electric Vehicles (Shanghai) Co., Ltd.	29%	21%	22%	16%
Kandi Electric Vehicles (Changxing) Co., Ltd.	29%	44%	3%	17%
Kandi Electric Vehicles Group Co., Ltd.	17%	-	28%	-
Zhejiang Zuozhongyou Electric Vehicle Service Co., Ltd.	10%	-	11%	-
Shanghai Maple Auto Co., Ltd	-	15%	-	3%

For the three-month period ended September 30, 2015, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended
	September 30	September 30	September 30	December 31
Major Customers	2015	2014	2015	2014
Kandi Electric Vehicles Group Co., Ltd.	44%	-	28%	-
Kandi Electric Vehicles (Changxing) Co., Ltd.	13%	49%	3%	17%
Kandi Electric Vehicles (Shanghai) Co., Ltd.	13%	30%	22%	16%

Both Kandi Changxing and Kandi Shanghai are wholly-owned subsidiaries of the JV Company. The Company indirectly has a 50% economic interest in each of Kandi Changxing and Kandi Shanghai through its 50% ownership interest in the JV Company. For the nine months ended September 30, 2015, the Company sold $ 42,815,210 and $ 42,882,613 of battery packs, body parts, motors, air conditioning units, and other auto parts to Kandi Changxing and Kandi Shanghai, respectively. For the three months ended September 30, 2015, the Company sold $7,225,901 and $7,187,811 of battery packs, body parts, motors, air conditioning units, and other auto parts to Kandi Changxing and Kandi Shanghai, respectively. The balances due from both Kandi Changxing and Kandi Shanghai were included in amount due from JV Company, net on the Company’s balance sheets. See Note 24.

The Company has 9.5% direct economic interest of the Service Company. For the three months ended September 30, 2015, the Company has the sales of $1,116,097 from the Service Company. For the nine months ended September 30, 2015, the Company has the sale of $ 14,611,084, respectively, of EV Parts to the Service Company and the balance due from it was $ 9,891,440 at September 30, 2015.

(b)  Suppliers

For the nine-month period ended September 30, 2015, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Nine Months Ended September, 30 2015	Nine Months Ended September, 30 2014	September, 30 2015	December, 31 2014
Zhejiang Tianneng Energy Technology Co., Ltd.	24%	-	29%	-
Dongguan Chuangming Battery Technology Co., Ltd.	17%	-	12%	-
Zhejiang Xinneng Automotive Systems Co. Ltd.	16%	16%	-	12%
Shandong Henyuan New Energy Tech Co., Ltd.	5%	30%	10%	32%
Zhongju (Tianjin) New Energy Investment Co., Ltd.	-	11%	-	29%

For the three-month period ended September 30, 2015, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended September, 30 2015	Three Months Ended September, 30 2014	September, 30 2015	December 31 2014
Zhejiang Tianneng Energy Technology Co., Ltd.	29%	-	29%	-
Dongguan Chuangming Battery Technology Co., Ltd.	26%	-	12%	-
Zhejiang Xinneng Automotive Systems Co. Ltd.	-	38%	-	12%
Shandong Henyuan New Energy Tech Co., Ltd.	2%	30%	10%	32%

NOTE 9 –EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended September 30, 2015 and 2014, the average number of potentially dilutive common shares was 0 and 315,730, respectively. For the nine months ended September 30, 2015 and 2014, the average number of potentially dilutive common shares was 274,744 and 134,824, respectively.

The following is the calculation of earnings per share for the nine-month periods ended September 30, 2015:

	For nine months ended
	September 30,
	2015	2014
Net income	$13,900,350	$10,604,627
Weighted average shares used in basic computation	46,670,533	41,327,666
Dilutive shares	274,744	134,824
Weighted average shares used in diluted computation	46,945,277	41,462,490
Earnings per share:
Basic	$0.30	$0.26
Diluted	$0.30	$0.26

The following is the calculation of earnings per share for the three-month periods ended September 30, 2015:

	For three months ended
	September 30,
	2015	2014
Net income	$2,343,195	$13,533,702
Weighted average shares used in basic computation	46,959,638	43,214,455
Dilutive shares	-	315,730
Weighted average shares used in diluted computation	46,959,638	43,530,185
Earnings per share:
Basic	$0.05	$0.31
Diluted	$0.05	$0.31

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30, 2015	December 31, 2014
Accounts receivable	$33,912,043	$15,736,805
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$33,912,043	$15,736,805

During the three months ended September 30, 2015 and 2014, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), in the amount of $0 and $597,481, respectively. During the nine months ended September 30, 2015 and 2014, the Company sold products to Kandi USA Inc. in the amount of $0 and $2,784,596, respectively. As of September 30, 2015 and December 31, 2014, the outstanding receivable due from Eliteway were $0 and $620,410, respectively.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway, which served as a U.S. importer of the Company's products. Mr. Hu Wangyuan is the adult son of the Company's Chairman and Chief Executive Officer, Mr. Hu Xiaoming. For the nine months ended September 30, 2015 and the year ended December 31, 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm's-length without any preferential terms when compared with other customers at the comparative order size or volume.

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2015	2014
Raw material	$14,485,371	$3,621,428
Work-in-progress	2,253,507	3,104,678
Finished goods	15,218,458	8,993,318
Total inventories	31,957,336	15,719,424
Less: provision for slowing moving inventories	(304,677)	(315,584)
Inventories, net	$31,652,659	$15,403,840

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September	December
	30,	31,
	2015	2014
Notes receivable from unrelated companies:
Due September 30, 2015, interest at 9.6% per annum	$10,802,903	$8,117,888
Bank acceptance notes	7,982,679	942,553

Notes receivable	$18,785,582	$9,060,441

Details of Notes receivable are as below as of September 30, 2015

Inde x	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	10,802,903	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	690,326	Kandi Changxing	Subsidery of JV company	Payments for sales	Not due
3	75,308	Kandi Shanghai	Subsidery of JV company	Payments for sales	Not due
4	941,354	Zhejiang Zuozhongyou	Other equity interest of the Company	Payments for sales	Not due
5	6,275,691	Kandi Vehicle	Notes were originally transferred from client	Payments for sales	Not due

Details of Notes Receivable are as below as of December 31, 2014

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	8,117,888	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	406,273	Kandi Changxing	Subsidiary of JV company	payment for sales	Not due
3	455,025	Kandi Shanghai	Subsidiary of JV company	payment for sales	Not due
4	81,255	Kandi Jinhua	Subsidiary of JV company	payment for sales	Not due

NOTE 13 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014
At cost:
Buildings	$14,059,394	$14,492,949
Machinery and equipment	9,406,955	7,916,281
Office equipment	405,079	283,494
Motor vehicles	342,648	355,547
Moulds	33,338,265	34,523,167
	57,552,341	57,571,438
Less : Accumulated depreciation
Buildings	$(3,707,675)	$(3,480,417)
Machinery and equipment	(8,782,551)	(7,371,047)
Office equipment	(244,074)	(220,944)
Motor vehicles	(268,932)	(254,331)
Moulds	(22,706,306)	(19,972,647)
	(35,709,538)	(31,299,386)
Less: provision for impairment for fixed assets	(54,737)	(56,696)
Plant and equipment, net	$21,788,066	$26,215,356

As of September 30, 2015 and December 31, 2014, the net book value of plant and equipment pledged as collateral for bank loans was $10,066,053 and $10,816,480, respectively.

Depreciation expenses for the nine months ended September 30, 2015 and 2014, was $4,036,771 and $3,814,892, respectively. Depreciation expenses for the three months ended September 30, 2015 and 2014, was $1,317,383 and $1,274,860, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consisted of the following:

	September 30, 2015	December 31, 2014
Cost of land use rights	$17,299,281	$17,786,170
Less: Accumulated amortization	(2,473,028)	(2,137,018)
Land use rights, net	$14,826,253	$15,649,152

As of September 30, 2015 and December 31, 2014, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,754,026 and $9,665,834, respectively. Also see Note 17.

The amortization expense for the nine months ended September 30, 2015 and 2014 was $290,559 and $281,143, respectively. The amortization expense for the three months ended September 30, 2015 and 2014 was $95,332 and $97,238, respectively. Amortization expenses for the next five years and thereafter are as follows:

2015 (three months)	$96,853
2016	387,412
2017	387,412
2018	387,412
2019	387,412
Thereafter	13,179,752
Total	$14,826,253

NOTE 15 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to the facility being built in Wanning City of Hainan Province.

Kandi Wanning facility

In April 2013, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was formed in Wanning City of Hainan Province. The Company signed an agreement with Wanning city government and planned to invest a total of RMB 1 billion, or $156,892,278, to develop a factory in Wanning with an annual production of 100,000 EVs. In 2013, the Company contracted with an unrelated third party equipment supplier, Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”), to purchase equipment. The equipment was purchased and delivered according to the construction schedule and development of Kandi Wanning. As of September 30, 2015, a total amount of advances to suppliers of RMB 353,000,000, or $55,382,974, made by Kandi Wanning to Nanjing Shangtong for equipment purchases was transferred to Construction in Process (“CIP”). None of CIP was transferred to property, plant and equipment at September 30, 2015.

Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility was required to move from Wanning City to the national high tech development zone in Haikou City. After relocation, Kandi Wanning is expected to obtain more support from the government of Hainan Province and Haikou City. Currently the relocation is in process. Although causing certain delay to our production, Kandi Wanning will eventually benefit from the relocation because Haikou City is the capital of Hainan Province. In addition, all related expenses caused by the relocation is expected to be compensated by local government.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

Information with respect to the Company’s CIP as of September 30, 2015 is as follow:

Project	Total in CIP as of September 30, 2015	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date
Kandi Wanning facility	$56,525,652	$100,366,626	$156,892,278	June 30, 2017
Total	$56,525,652	$100,366,626	$156,892,278

As of September 30, 2015 and December 31, 2014, the Company had CIP amounting to $56,525,652 and $58,510,051, respectively.

No interest expense has been capitalized for CIP at the end of September 30, 2015 and December 31, 2014, respectively.

NOTE 16 – LONG TERM INVESTMENT

In August 2015, according to the agreement, the JV Company transferred 50% of the total 19% equity share of the Service Company to Shanghai Guorun and Kandi Vehicles respectively, thus Kandi Vehicles has directly own 9.5% of the Service Company. The total equity of the Service Company is $15,689,228, and the long term investment to the Service Company from Kandi Vehicles was 1,490,477 as at the end of September 30, 2015.

NOTE 17 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30, 2015	December 31, 2014

Loans from China Ever-bright Bank
Interest rate up to 18% based on the base rate (The current base rate for a one-year loan is 7.08%, effective from March 1, 2015), paid off on May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	-	12,675,713
Interest rate 5.778% per annum, consist of $6,589,475 due October 28, 2015 and $5,648,122 due November 5, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Mr. Hu Wangyuan , Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd. Also see Note 13 and Note 14.	12,237,597	-
Loans from China Evergrowing Bank
Interest rate up to 20% based on the base rate (The current base rate for a one-year loan is 7.20%, effective from March 1, 2015), due April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	-	3,250,183
Loans from Hangzhou Bank
Interest rate 6.00% per annum, due October 20, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	7,656,343	7,930,446
Interest rate 6.00% per annum, due November 17, 2015, secured by the assets of the Company. Also see Note 13 and Note 14.	-	11,733,160
Interest rate 4.85% per annum, due July 2, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	7,844,614	-
Interest rate 4.85% per annum, due July 12, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	3,483,009	-
Interest rate 5.35% per annum, due March 23, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	6,118,799	-
	$37,340,362	$35,589,502

The interest expenses for the nine months ended September 30, 2015 and 2014 were $1,712,872 and $1,728,432, respectively. The interest expenses for the three months ended September 30, 2015 and 2014 were $528,285 and $558,806, respectively.

As of September 30, 2015, the aggregate amount of short-term loans that was guaranteed by various third parties was $12,237,597.

No.	Amount	Guarantor
1	$12,237,597	Jointly guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”) and Nanlong Group Co., Ltd. For Nanlong Group Co., Ltd, whose bank loans of $3,137,846 was also guaranteed by the Company. Also see Note 25.

It is a common business practice among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debts with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

NOTE 18 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable are due. Simultaneously, the Company may need to deposit restricted cash in banks to back up the bank notes payable. The restricted cash deposited in banks will generate interest income.

Notes payable are summarized as follows:

	September 30‚ 2015	December 31, 2014
Bank acceptance notes:
Due April 30, 2015	$-	$4,062,729
Due May 4, 2015	-	826,846
Due June 2, 2015	-	812,546
Due December 1, 2015	3,137,846	-
Total	$3,137,846	$5,702,121

A bank acceptance note is a promised future payment or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance note specifies the amount of money, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank. But the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit.

All of the bank acceptance notes do not bear interest, but are subject to bank charges of 0.05% of the principal as a commission on each transaction. Bank charges for notes payable were $6,585 and $6,498 for the nine months ended September 30, 2015 and 2014, respectively. Bank charges for notes payable were $1,616 and $0 for the three months ended September 30, 2015 and 2014, respectively.

No restricted cash was held as collateral for the notes payable as of September 30, 2015 and December 31, 2014.

NOTE 19 – BOND PAYABLE

On December 27, 2013, the Company issued a bond in the amount of RMB 80,000,000, or $13,000,731, to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. The term of this bond was 3 years, and the material terms of this bond were similar to the terms of the bond issued in 2012 and repaid in August 2013, except that the interest rate was reduced to 11.5%. Bond interest was payable on December 27 in each of 2014, 2015 and 2016. In October 2014, the Company repaid, without a prepayment penalty, all principal and interest to China Ever-bright Securities Co. Ltd. and CITIC Securities Company Limited. For the year ended December 31, 2014, $1,262,691 of interest expense was paid. There was no bond payable as of September 30, 2015 and December 31, 2014 respectively.

NOTE 20 – TAXES

(a)  Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is entitled to pay income tax at a reduced rate of 15%. The applicable CIT rate of each of Kandi Vehicle's three subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Wanning, the JV Company and its subsidiaries and the Service Company is 25%.

The Company is qualified as a high technology company in China and is entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate is 37.16%. The combined tax benefits were 44.25%. The actual effective income tax rate was reduced from 25% to 13.94% at September 30, 2015.

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

As of September 30, 2015, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and state tax authorities where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2015, the Company was not aware of any pending income tax examinations by U.S. or China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the three months or nine months ended September 30, 2015 due to the accumulated net operating loss carry forward from prior years in the United States.

Income tax expense for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2015	2014
Current:
Provision for CIT	$3,175,287	$1,269,408
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense	$3,175,287	$1,269,408

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2015 and 2014 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2015	2014

Computed “expected” expense	$(322,716)	$1,594,293
Favorable tax rate	(880,016)	(368,675)
Permanent differences	280,798	(877,509)
Valuation allowance	4,097,221	921,299
Income tax expense	$3,175,287	$1,269,408

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30‚ 2015	December 31‚ 2014
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$163,944	$(80,016)
Subtotal	163,944	(80,016)
Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	(329,933)	(26,226)
Other	(90,059)	(124,622)
Subtotal	(419,992)	(150,848)

Total deferred tax assets (liabilities) – current portion	(256,049)	(230,864)

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(402,934)	(551,697)
Loss carried forward	4,097,221	3,025,997
Valuation allowance	(4,097,221)	(3,025,997)
Subtotal	(402,934)	(551,697)

Deferred tax liabilities:
Accumulated other comprehensive gain	-	(1,715,028)
Subtotal	-	(1,715,028)

Total deferred tax assets – non-current portion	(402,934)	(2,266,725)

Net deferred tax assets (liabilities)	$(658,982)	$(2,497,589)

(b)  Tax Benefit (Holiday) Effect

For the nine months ended September 30, 2015 and 2014, the PRC CIT rate was 25%. Certain subsidiaries of the Company were entitled to tax benefit (holidays) for the nine months ended September 30, 2015 and 2014.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2015	2014
Tax benefit (holiday) credit	$880,016	$368,675
Basic net income per share effect	$0.019	$0.009

NOTE 21 - STOCK OPTIONS AND WARRANTS

(a)  Stock Options

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 2,600,000 shares of common stock at an exercise price of $0.80 per share to ten of the Company’s employees and directors. The stock options vested ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $2,062,964 and amortized the stock compensation expense using the straight-line method over the service period from February 11, 2009 through February 11, 2012. The value of the options was estimated using the Black Scholes Model with an expected volatility of 164%, expected life of 10 years, risk-free interest rate of 2.76% and expected dividend yield of 0.00% . On June 30, 2011, one of the Company's directors resigned, and his 6,668 unexercised options were forfeited. As of December 31, 2013, options for 2,366,672 shares have been exercised and options for 6,668 shares have been forfeited. As of December 31, 2014, options for 2,593,332 shares had been exercised and options for 6,668 shares had been forfeited.

On October 6, 2009, the Company executed an agreement with Wang Rui and Li Qiwen, third-party consultants, whereby Mr. Wang and Mr. Li were to provide to the Company business development services in China in exchange for options to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Per the agreement, options to purchase 250,000 shares vested and became exercisable on March 6, 2010, and options to purchase 100,000 shares vested and became exercisable on June 6, 2010. The options are issued under and subject to the terms of the Company’s 2008 Omnibus Long-Term Incentive Plan. As of December 31, 2014, options for 250,000 shares had been exercised and options for 100,000 shares had been forfeited due to the non-performance of services.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior staff. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $ 39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00% .

(b)  Warrants

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”), which will expire on July 1, 2016, with a fair value of $0.53 per share. As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “January 2014 Warrants”)for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price was reduced by a credit of $0.01, which reflected the price per warrant share paid in connection with the issuance of the January 2014 Warrants. Consequently, the effective exercise price per warrant share is $14.99. The January 2014 Warrants expired on January 30, 2015 and no investors exercised their warrants.

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016. As of September 30, 2015, the fair value of the Fourth Round Warrants was $0.44 per share.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”). As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share. The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of September 30, 2015, the fair value of the Fifth Round Warrants was $0.34 per share and the fair value of the Fifth Round Placement Agent Warrants was $0.46 per share.

In addition, any Fifth Round Investor that invested more than $30 million in the initial offering of shares and warrants in the Fifth Round Financing had an option to purchase its pro rata share of up to a $30 million of shares, or 1,744,186 shares of common stock, and its pro rata share of warrants to purchase an aggregate of up to 313,954 shares of the Company’s common stock at $17.20 for a period commencing on September 4, 2014 and ending on November 17, 2014. As of November 17, 2014, none of the Fifth Round Investors that invested more than $30 million in the initial offering of shares and warrants in the Fifth Round Financing exercised this option and such option expired.

NOTE 22 – STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), and as compensation, the Board authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company's restricted common stock every six months, beginning in July 2011.

As compensation for having Mr. Jerry Lewin to serve as a member of the Board, the Board authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company's restricted common stock every six months, beginning in August 2011.

As compensation for having Ms. Kewa Luo to serve as the Company’s investor relation officer, the Board authorized the Company to provide Ms. Kewa Luo with 5,000 shares of Company's common stock every six months, beginning in September 2013.

As compensation for having Mr. Wei Chen serve as CEO assistant, the Board authorized the issuance by the Company to Mr. Chen 10,000 shares of Company’s common stock every year beginning in January 2012 ending December 31, 2013 and 2,500 shares of Company’s common stock every three months, beginning in January 2014 until May 30, 2014. As of June 1, 2014, Mr. Chen was no longer with the Company.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 would be 670,000 shares based on the Non-GAAP Net Income of the year of 2014. The compensation expense is recognized in General and Administrative Expenses. On April 17, 2015 and June 12, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards.

NOTE 23 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	September 30, 2015	December 31, 2014
Gross carrying amount:
Trade name	6.25 years	$492,235	$492,235
Customer relations	6.25 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(173,382)	$(135,323)
Customer relations		(107,109)	(83,597)
		(280,491)	(218,920)
Intangible assets, net		$515,830	$577,401

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income and comprehensive income was both $20,524 for the three-months ended September 30, 2015 and 2014, respectively, and both $61,571 for the nine-month period ended September 30, 2015 and 2014, respectively.

Amortization expense for the next five years and thereafter is as follows:

2015 (three months)	$20,524
2016	82,095
2017	82,095
2018	82,095
2019	82,095
Thereafter	166,926
Total	$515,830

NOTE 24 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

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

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has a 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. In August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership of the Service Company since the transfer.

As of September 30, 2015, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has a 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months and nine months ended September 30, 2015, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	September 30,
	2015	2014
Condensed income statement information:
Net sales	$98,447,939	$46,847,556
Gross income	13,325,271	7,025,415
% of net sales	13.5%	15.0%
Net income	1,611,658	4,398,828
% of net sales	1.6%	9.4%
Company’s equity in net income of JV	$805,829	$2,199,414

	Nine months ended
	September 30,
	2015	2014
Condensed income statement information:
Net sales	$197,965,282	$126,763,793
Gross income	31,958,679	13,944,898
% of net sales	16.1%	11.0%
Net income	4,000,781	6,782,272
% of net sales	2.0%	5.4%
Company’s equity in net income of JV	$2,000,390	$3,391,136

	September 30,	December 31,
	2015	2014
Condensed balance sheet information:
Current assets	$308,146,994	$262,543,256
Noncurrent assets	187,581,237	194,229,114
Total assets	$495,728,231	$456,772,370
Current liabilities	310,842,828	280,779,432
Noncurrent liabilities	19,787,767	9,006,787
Equity	165,097,636	166,986,151
Total liabilities and equity	$495,728,231	$456,772,370

During the nine months ended September 30, 2015, 100% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 12,120 units sold, 3,647 units of which were direct sales through the distribution company, or JiHeKang, and the rest were sold to Micro Public Transportation Program (“MTP”,or the “EV-Share” Program). As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended
	September 30,
	2015	2014
Investment in JV Company, beginning of the period,	$83,309,095	$79,331,930
Share of profit	2,000,390	3,391,136
Intercompany transaction elimination	(283,267)	(544,941)
Year 2014 unrealized profit realized	183,005	911,023
Exchange difference	(2,935,339)	(544,772)
Investment in JV Company, end of the period	$82,273,884	$82,544,376

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended September 30, 2015, were $31,888,768, and they were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, of which the majority of sales were to the JV Company amounted to $19,593,174, Kandi Changxing amounted to $7,245,341and Kandi Shanghai amounted to $ 5,061,218. These EV parts were used in manufacturing of pure EV products by the JV Company’s subsidiaries to sell entirely to the JV Company’s customer via Zhejiang Geely Automobile Company Limited (“Zhejiang Geely”). Zhejiang Geely holds the country’s vehicle production rights, equivalent to license, for sedans, which qualifies it to sell the EV products to the end customers. Zhejiang Geely is 90% owned by Zhejiang Geely Holding Group Company Limited and 10% owned by Zhejiang Maple Asset Management Co. Ltd. According to the JV Agreement, before the JV Company received vehicle production rights (license), the JV Company and its subsidiaries all may sell their products through the channel of Zhejiang Geely’s vehicle production rights (license) to the end customers or the Service Company, which purchased and used the cars in Hangzhou Micro Public Transportation project and group long-term lease project. With the total sales to the JV Company and its subsidiaries, approximately 85% for the nine months ended September 30, 2015 and approximately 79% for the three months ended September 30, 2015 of the total sales were related to the sales of battery packs because Kandi New Energy holds a production rights (license) to manufacture requisite battery packs used in manufacturing of Kandi brand’s EVs. Under the JV Agreement, the Company’s EV product manufacturing business has been completely transferred to the JV Company. The Company is mainly responsible for supplying the JV Company with EV parts and the JV Company is responsible for producing EV products and for selling finished goods through channels to its end customers.

As of September 30, 2015 and December 31, 2014, the amount due from the JV Company, net was $76,814,162 and $51,450,612, respectively, of which the majority was the balances with Kandi Jinhua, Kandi Changxing, Kandi Shanghai. The breakdown was as below:

	September 30,	December 31,
	2015	2014

Kandi Shanghai	$20,274,877	$6,978,618
Kandi Changxing	2,662,919	7,359,202
Kandi Jinhua	7,249,376	12,736,420
JV Company	46,626,990	24,376,372
Consolidated JV Company	$76,814,162	$51,450,612

Within the receivables from the JV Company, the $23,533,842 was a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2014 to December 15, 2015 carrying an annual interest rate determined by using the People's Bank of China floating benchmark lending rate on the date of withdraw plus 5% of that rate. The rate will not be adjusted after the withdraw during the lending period, which was 5.88% . The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 25 – COMMITMENTS AND CONTINGENCIES

Guarantees and Pledged collateral for third party bank loans

As of September 30, 2015 and December 31, 2014, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2015	2014
Zhejiang Kangli Metal Manufacturing Company.	$-	$4,875,274
Zhejiang Shuguang industrial Co., Ltd.	4,549,876	4,875,274
Nanlong Group Co., Ltd.	3,137,846	9,750,548
Total	$7,687,722	$19,501,096

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Ping An Bank in the amount of $4,549,876 by Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for the period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under these guarantee contracts, the Company agrees to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor for the bank loans borrowed from Shanghai Pudong Development Bank Jinhua Branch in the amount for the total amount $3,137,846 by Nanlong Group Co., Ltd. (“NGCL”) for the period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agrees to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

(2) Pledged collateral for third parties’ bank loans

As of September 30, 2015 and December 31, 2014, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 26 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$3,380,570	2%	$6,005,588	5%
China	138,892,521	98%	111,332,763	95%
Total	$142,273,091	100%	$117,338,351	100%

The following table sets forth revenues by geographic area for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,
	2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$1,436,398	3%	$2,650,592	6%
China	49,092,147	97%	41,556,400	94%
Total	$50,528,545	100%	$44,206,992	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, Distinguishing Liabilities From Equity, ASC 505, Equity, and ASC 815, Derivatives and Hedging. The fair value of a warrant, which is classified as a liability, is estimated using the Black-Scholes-Merton model and the lattice valuation model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives classified as liabilities on the balance sheet, are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of September 30, 2015 and December 31, 2014, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

The revenue recognition policies for our products, including EVs, EV parts and Off-road vehicles, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenues.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	Sep 30, 2015	% of Revenue	Sep 30, 2014	% of Revenue	Change in Amount	Change in %

REVENUES, NET	$50,528,545		$44,206,992		6,321,553	14.3%

COST OF GOODS SOLD	43,411,839	85.9%	38,698,452	87.5%	4,713,387	12.2%

GROSS PROFIT	7,116,70 6	14.1%	5,508,540	12.5%	1,608,166	29.2%

OPERATING EXPENSES:

Research and development	785,450	1.6%	391,097	0.9%	394,353	100.8%

Selling and marketing	122,873	0.2%	432,365	1.0%	(309,492)	-71.6%

General and administrative	8,649,541	17.1%	2,076,749	4.7%	6,572,792	316.5%

Total Operating Expenses	9,557,864	18.9%	2,900,211	6.6%	6,657,653	229.6%

INCOME (LOSS) FROM OPERATIONS	(2,441,158)	-4.8%	2,608,329	5.9%	(5,049,487)	-193. 6%

OTHER INCOME(EXPE NSE):

Interest income	1,140,756	2.3%	220,911	0.5%	919,845	416.4%

Interest (expense)	(534,987)	-1.1%	(932,030)	-2.1%	397,043	-42.6%

Change in fair value of financial instruments	3,049,242	6.0%	10,187,277	23.0%	(7,138,035)	-70.1%

Government grants	(724)	0.0%	63,584	0.1%	(64,308)	-101.1%

Share of (loss) in associated companies	-	0.0%	38,702	0.1%	(38,702)	-100.0%

Share of profit after tax of JV	1,179,605	2.3%	2,038,388	4.6%	(858,783)	-42.1%

Other income, net	988,224	2.0%	21,814	0.0%	966,410	4430.2%

Total other income(expense), net	5,822,116	11.5%	11,638,646	26.3%	(5,816,530)	-50.0%

INCOME BEFORE INCOME TAXES	3,380,958	6.7%	14,246,975	32.2%	(10,866 ,017)	-76.3%

INCOME TAX EXPENSE	(1,037,763)	-2.1%	(713,273)	-1.6%	(324,490)	45.5%

NET INCOME	2,343,195	4.6%	13,533,702	30.6%	(11,190,507)	-82.7%

(a) Revenue

For the three months ended September 30, 2015, our revenue was $50,528,545 compared to $44,206,992 for the same period of 2014, an increase of $6,321,553 or 14.3% . The increase in revenue was mainly due to the increase in EV parts sales during this period. The majority of the EV parts sales was battery sales.

The following table summarizes our revenues as well as the number of units sold by product types for the three months ended September 30, 2015 and 2014:

	Three Month Ended September 30
	2015		2014
	Unit	Sales	Unit	Sales
EV parts	32,472	$48,955,421	29,721	$36,077,085
EV products	0	0	135	741,109
Off-road vehicles	2,364	1,573,124	9,187	7,388,798
Total	34,836	$50,528,545	39,043	$44,206,992

EV Parts

Among our total revenues during the three months ended September 30, 2015, approximately $48,955,421 or 96.9% resulted from the sale of EV parts. We started the EV parts business in 2014, and our revenue of EV parts increased $12,878,336 or 35.7%, compared to the same period of 2014. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the three months ended September 30, 2015, there was no EV products sales. The EV products revenue decreased $741,109, or 100% compared to the same period of 2014 because the manufacture of EV products was transferred to the JV Company based on the JV Agreement. Under the JV Agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., since March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, such transfer was completed at the end of 2014. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the three months ended September 30, 2015, approximately $1,573,124 or 3.1%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $5,815,674, or 78.7% compared to the same period of 2014, mainly because the Company now focused on the EV parts production, which is in line with the long-term strategy of the Company.

(b) Cost of goods sold

Cost of goods sold was $43,411,839 during the three months ended September 30, 2015, representing an increase of $4,713,387, or 12.2%, compared to the same period of 2014. This increase was mainly due to the increase in corresponding sales. Please also refer to below (c) for the details cost by products.

(c) Gross profit

Gross profit for the third three months of 2015 increased $1,608,166 or 29.2% to $7,116,706, compared to $5,508,540 for the same period last year. Margin by product is as below:

	Three Months Ended September 30
	2015				2014
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$48,955,421	41,980,345	6,975,076	14.2%	$36,077,085	32,637,313	3,439,772	9.5%
EV products	-	-	-		741,109	509,187	231,92 2	31.3%
Off-ro ad vehicles	1,573,1 24	1,431,494	141,63 0	9.0%	7,388,7 98	5,551,952	1,836,846	24.9%
Total	$50,528,545	43,411,839	7,116,706	14.1%	$44,206,992	38,698,452	5,508,540	12.5%

The overall margin increased from 12.5% of the third three months of 2014 to 14.1% of the same period of 2015, which was due to the cost control and the scaled production for EV parts while offset by the impact of zero EV products sales and the decrease of off-road vehicles sales.

(d) Selling and distribution expenses

Selling and distribution expenses were $122,873 for the third three months of 2015, compared to $432,365 for the same period last year, a decrease of $309,492 or 71.6% .

This decrease was primarily due to the decrease of contractual maintenance and repair expense of $ 262,868 since we don’t have EV products sales starting year 2015.

(e) General and administrative expenses

General and administrative expenses were $8,649,541 for the third three months of 2015, compared to $2,076,749 for the same period of last year, an increase of $6,572,792 or 316.5% . For the three months ended September 30, 2015, general and administrative expenses included $7,028,089 in expenses for common stock awards and stock options to employees and consultants, compared to $2,024,550 for the same period in 2014. Excluding stock award costs, our net general and administrative expenses for the three months ended September 30, 2015 were $1,621,452, an increase of $1,569,253, from $52,199 for the same period of 2014. The increase was primarily due to an office expense adjustment of $886,845 in the third quarter of 2014, and also the legal expense of $460,174.

(f) Research and development

Research and development expenses were $785,450 for the third three months of 2015, an increase of $394,353 or 100.8% compared to $391,097 for the same period of last year. This increase was primarily due to the increase of $445,454 on the material spending for battery pack research and development in the third quarter of 2015.

(g) Government grants

Government grants were $-724(due to the change resulting from the RMB depreciation against the US dollars) for the third three months of 2015, a decrease of $64,308 compared to $63,584 for the same period of last year.

The government grants are project based. There was no government grants in the third quarter of 2015.

(h) Interest income

Interest income was $1,140,756 for the third three months ended September 30, 2015, an increase of $919,845 compared to $220,911for the same period of last year. This change was primarily attributable to an increase in interest income earned $350,835 on an entrusted loans made to the JV Company starting from December 16, 2014 and also the deposit interest income $426,749.

(i) Interest expense

Interest expense was $534,987 for the third three months of 2015, a decrease of $397,043 compared to $932,030 for the same period of last year. This change was due to the interest expense of a bond for $371,789 in the same period last year.

(j) Change in fair value of financial instruments

For the third three months of 2015, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $3,049,242, a decrease of $7,138,035 compared to the same period of last year. The decrease was due to the change on the fair value valuation of warrants during the period.

(k) Share of (loss) of associated company

Investment gains were $0 for the third three months of 2015, a negative change of $38,702 compared to the same period of last year, primarily due to the loss of our investment in Jinhua Service as this entity was dissolved in the third quarter of 2014.

(l) Share of profit (loss) after tax of the JV Company

For the three months ended September 30, 2015, the JV Company’s net sales was $98,447,939, gross profit was $ 13,325,272i, and net profit was $1,611,658. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $805,829 for the third quarter of 2015. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $1,179,605 for the three months ended September 2015, a decrease of $858,783 compared to the same period of last year. The decrease of the JV Company’s profits were primarily due to: 1) the significant interest expense occurred for the increased bank loan for operating needs, 2) the increased operating expenses incurred compared to the same period last year, which were for the JV Company’s future business growth 3) the lower product margin due to the lower selling price to a strategic client in the third quarter of 2015.

During the third quarter of 2015, a total of 6,004 units of EV products were sold by the JV Company, an increase of 207.9% compared to 1,950 units sold in the same period of 2014.

(m) Other income, net

Net other income was $988,224 for the third three months of 2015, an increase of $966,410 or 4430.2% compared to the same period of last year, which was primarily due to a technology transfer income from the Company to the JV Company for $884,486 in the third quarter of 2015.

(n) Net income from continuing operation

Net income was $2,343,195 for the third three months of 2015, a decrease of $11,190,507 or 82.7% compared to $13,533,702 for the same period of last year. The decrease in net income was primarily attributable to the change of the fair value of financial derivatives, which was an income of $3,049,242 and $10,187,277 for the third three months ended September 30, 2015 and 2014, respectively; The other reason was the difference of stock compensation expense which was $7,028,089 and $2,024,550 for the third quarter ended September 30, 2015 and 2014 respectively, Our non-GAAP net income was $6,322,042 for the third three months of 2015 as compared to non-GAAP net income of $5,370,975 for the same period of 2014, an increase of $951,067. This increase in net income (non-GAAP) was primarily attributable to the growth in revenue and also the technology transfer income from the Company to the JV Company in the third quarter.

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

	Three Months Ended
	September 30,
	2015	2014
GAAP net income from continuing operations	$2,343,195	$13,533,702
Stock award expenses	7,028,089	2,024,550
Change of the fair value of financial derivatives	3,049,242	10,187,277
Non-GAAP net income from continuing operations	$6,322,042	$5,370,975

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	Sep 30, 2015	% of Revenue	Sep 30, 2014	% of Revenue	Change in Amount	Change in %

REVENUES, NET	$142,273,091		$117,338,351		24,934,740	21.3%

COST OF GOODS SOLD	122,294,189	86.0%	99,748,314	85.0%	22,545,875	22.6%

GROSS PROFIT	19,978, 902	14.0%	17,590,037	15.0%	2,388,865	13.6%

OPERATING EXPENSES:

Research and development	1,928,091	1.4%	2,535,027	2.2%	(606,936)	-23.9%

Selling and marketing	312,284	0.2%	939,516	0.8%	(627,232)	-66.8%

General and administrative	16,275, 202	11.4%	11,720,693	10.0%	4,554,509	38.9%

Total Operating Expenses	18,515, 577	13.0%	15,195,236	12.9%	3,320,341	21.9%

INCOME FROM OPERATIONS	1,463,325	1.0%	2,394,801	2.0%	(931,476)	-38.9%

OTHER INCOME(EXPE NSE):

Interest income	2,454,079	1.7%	1,453,047	1.2%	1,001,032	68.9%

Interest (expense)	(1,730, 898)	-1.2%	(2,850,341)	-2.4%	1,119,443	-39.3%

Change in fair value of financial instruments	11,802,586	8.3%	6,814,675	5.8%	4,987,911	73.2%

Government grants	92,139	0.1%	217,284	0.2%	(125,145)	-57.6%

Share of profit (loss) in associated companies	-	0.0%	(54,290)	0.0%	54,290	-100.0%

Share of profit (loss) after tax of JV	1,900,128	1.3%	3,757,218	3.2%	(1,857,090)	-49.4%

Other income, net	1,094,278	0.8%	141,641	0.1%	952,637	672.6%

Total other income, net	15,612,312	11.0%	9,479,234	8.1%	6,133,078	64.7%

INCOME BEFORE INCOME TAXES	17,075,637	12.0%	11,874,035	10.1%	5,201,602	43.8%

INCOME TAX EXPENSE	(3,175,287)	-2.2%	(1,269,408)	-1.1%	(1,905,879)	150.1%

NET INCOME	13,900,350	9.8%	10,604,627	9.0%	3,295,723	31.1%

55

(a) Revenue

For the nine months ended September 30, 2015, our revenue was $142,273,091 compared to $117,338,351 for the same period of 2014, an increase of $24,934,740 or 21.3%. The increase in revenue was mainly due to the increase in EV parts sales during this period. The majority of the EV parts sales were battery sales.

The following table summarizes our revenues as well as the number of units sold by product types for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30
	2015		2014
	Unit	Sales	Unit	Sales
EV parts	78,603	$138,584,847	79,189	$78,528,845
EV products	-	0	1,666	22,358,409
Off-road vehicles	5,278	3,688,244	21,030	16,451,097
Total	83,881	$142,273,091	101,885	$117,338,351

EV Parts

Among our total revenues during the nine months ended September 30, 2015, approximately $138,584,847, or 97.4%, resulted from the sale of EV parts. Our revenue of EV parts increased $60,056,002, or 76.5%, compared to the nine months ended September 30, 2014. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing EV products.

EV Products

Among our total revenues during the nine months ended September 30, 2015, there was no revenue from EV products sales because the manufacture of EV products was transferred to the JV Company based on the JV Agreement. As a result, the EV products revenue decreased $22,358,409, or 100% compared to the same period of 2014. Under the JV Agreement, since March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, and such transfer was completed at the end of 2014. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the nine months ended September 30, 2015, approximately $3,688,244, or 2.6%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $12,762,853, or 77.6%, compared to the same period of 2014, mainly because the Company now focuses on the EV parts production, which is in line with the Company’s long-term strategy.

(b) Cost of goods sold

Cost of goods sold was $122,294,189 during the nine months ended September 30, 2015, representing an increase of $22,545,875, or 22.6%, compared to the same period of 2014. This increase was mainly due to the increase in corresponding growth in sales. Please also refer to (c) for cost details of each products.

(c) Gross profit

Gross profit for the nine months ended September 30, 2015 increased 13.6% to $19,978,902, compared to $17,590,037 for the same period last year. Margin by product was as below:

	Nine Months Ended September 30
	2015				2014
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$138,584,847	119,132,000	19,452,847	14.0%	$78,528,845	71,156,715	7,372,130	9.4%
EV produ cts	0	0	0		22,358,409	15,994,877	6,363,532	28.5%
Off-r oad vehicles	3,688,244	3,162,189	526,055	14.3%	16,451,097	12,596,722	3,854,375	23.4%
Total	$142,273,091	122,294,189	19,978,902	14.0%	$117,338,351	99,748,314	17,590,037	15.0%

The overall margin decreased from 15.0% for the nine months ended September 30, 2014 to 14.0% for the same period of 2015.The principle reason for the decrease was that the Company did not sell any EV products directly to consumers in 2015, which was a high margin business in the last year. The margin of EV parts has significantly increased from 9.4% of the nine months of 2014 to 14.0% of the same period of 2015 due to the cost control and the scaled production for EV parts.

(d) Selling and distribution expenses

Selling and distribution expenses were $312,284 for the nine months ended September 30, 2015, compared to$939,516 for the same period last year, a decrease of $627,232 or 66.8% .

This decrease was primarily due to the decrease of contractual maintenance and repair expense of EV products for $564,445 because we did not have EV products sales starting from year 2015.

(e) General and administrative expenses

General and administrative expenses were $16,275,202 for the nine months ended September 30, 2015, compared to $11,720,693 for the same period of last year, an increase of $4,554,509 or 38.9%. For the nine months ended September 30, 2015, general and administrative expenses included $12,559,581 in expenses for common stock awards and stock options to employees and consultants, compared to $6,453,797 for the same period in 2014. Excluding stock award costs, our net general and administrative expenses for the nine months ended September 30, 2015 were $3,715,621, a decrease of $1,551,275, or 29.5%, from $5,266,896 for the same period of 2014. The decrease was primarily due to a placement agent fee of $1,963,408 occurred in the nine months ended September 30, 2014. We did not incur a similar fee in the same period of 2015.

(f) Research and development

Research and development expenses were $1,928,091 for the nine months ended September 30, 2015, a decrease of $606,936 or 23.9% compared to $2,535,027 for the same period of last year. This decrease was primarily due to: 1) the expenses on China Auto Research Centre for EV testing decreased $312,450 compared to the same period last year; and 2) the depreciation expenses decreased by $853,913 compared to the same period last year due to the related R&D equipment transferred from R&D department into the production department; 3) the material spending for battery pack research and development increased for $445,454 in the third quarter of 2015.

(g) Government grants

Government grants were $92,139 for the nine months ended September 30, 2015, a decrease of $125,145 or 57.6% compared to $217,284 for the same period of last year.

The government grants are project based. In April 2015, we received an RMB 400,000 (approximately $64,659) grant for the research of Kandi EV SMA7005 for Kandi Vehicle and an RMB 170,000 (approximately $27,480) grant for technologies incentive for Yongkang Scruo.

(h) Interest income

Interest income was $2,454,079 for the nine months ended September 30, 2015, an increase of $1,001,032 or 68.9% compared to $1,453,047 for the same period of last year. This change was primarily attributable to an increase in interest income earned on the entrusted loans made to the JV Company.

(i) Interest expense

Interest expense was $1,730,898 for the nine months ended September 30, 2015, a decrease of $1,119,443 or 39.3% compared to $2,850,341 for the same period of last year. This change was mainly due to the bond interest expense for $1,115,368 in the nine months ended September 30, 2014.

(j) Change in fair value of financial instruments

For the nine months ended September 30, 2015, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $11,802,586, an increase of $4,987,911 compared to the same period of last year. The gain on the changes in the fair value of derivative, liability is due to the decrease of the fair value price of the derivative which was primarily attributable to two factors. First, it was caused by the decrease in the market price of the Company’s common stock underlying the warrants issued on September 4, 2014, which decreased from $17.13 on the issuance date to $5.25 on September 30, 2015. Second, it was due to the passage of remaining life of 1,429,393 shares of warrants, a significant portion of the Company’s outstanding warrants. These warrants was expired on January 30, 2015.

(k) Share of (loss) of associated company

Investment gains were $0 for the nine months ended September 30, 2015, a positive change of $54,290 compared to the same period of last year, primarily due to the liquidation of our investment in Jinhua Service as this entity was dissolved in the third quarter of 2014.

(l) Share of profit (loss) after tax of the JV Company

For the nine months ended September 30, 2015, the JV Company’s net sales were $197,965,282, gross profit was $ 31,958,679, and net profit was $4,000,781. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $2,000,390 for the nine months ended September 30, 2015. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $1,900,128 for the nine months ended September 30, 2015, a decrease of $1,857,090 or 49.4% compared to the same period of last year, the main reasons for the decrease of the JV Company’s profits primarily due to: 1) the significant interest expense occurred for the increased bank loan for operating needs, 2) the increased operating expenses incurred compared to the same period last year, which were for the JV Company’s future business growth, and 3) the lower product margin due to the lower selling price to a strategic client in the third quarter of 2015.

During the nine months ended September 30, 2015, a total of 12,120 units of EV products were sold by the JV Company, an increase of 66.5% compared to 7,279 units sold in the same period of 2014.

(m) Other income, net

Net other income was $1,094,278 for the nine months ended September 30, 2015, an increase of $952,637 or 672.6% compared to the same period of last year, which was primarily due to a technology transfer income from the Company to the JV Company for $884,486 in the third quarter of 2015.

(n) Net income from continuing operation

Net income was $13,900,350 for the nine months ended September 30, 2015, an increase of $3,295,723 compared to $10,604,627 for the same period of last year. The increase in net income was primarily attributable to the increased revenue and gross profits, and the gain from the change in the fair value of derivative securities, including (i) the effects of stock award expenses, which were $12,559,581 and $6,453,797 for the nine months ended September 30, 2015 and 2014, respectively, and (ii) the change of the fair value of financial derivatives, which was income of $11,802,586 and 6,814,675 for the nine months ended September 30, 2015 and 2014, respectively, our non-GAAP net income was $14,657,345 for the nine months ended September 30, 2015 as compared to non-GAAP net income of $10,243,749 for the same period of 2014, an increase of $4,413,596. This increase in net income (non-GAAP) was primarily attributable to the increase in revenue and gross profits and the operating expense savings during this nine-month period and also the technology transfer income.

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

	Nine Months Ended
	September 30,
	2015	2014
GAAP net income from continuing operations	$13,900,350	$10,604,627
Stock award expenses	12,559,581	6,453,797
Change of the fair value of financial derivatives	11,802,586	6,814,675
Non-GAAP net income from continuing operations	$14,657,345	$10,243,749

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the nine months ended September 30, 2015, cash used in operating activities was $1,126,747, as compared to cash used in operating activities of $46,397,580 for the same period of last year.

Below is the cash flow statement for the operating activities:

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,900,350	$10,604,627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,388,902	4,157,606
Assets Impairments	-
Deferred taxes	(1,854,863)	808,725
Change in fair value of financial instruments	(11,802,586)	(6,814,675)
Loss (income) in investment in associated companies	-	54,290
Share of profit after tax of JV Company	(1,900,128)	(3,757,218)
Decrease in reserve for fixed assets	-	-
Stock Compensation cost	12,486,881	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(19,286,512)	17,190,113
Inventories	(17,289,849)	(5,480,008)
Other receivables	(298,976)	105,092
Due from employee	(10,535)	413,441
Prepayments and prepaid expenses	6,265,899	(49,927,475)
Amount due from JV Company	(27,964,497)	(49,177,160)

Increase (Decrease) In:
Accounts payable	44,980,746	32,911,627
Other payables and accrued liabilities	(1,302,135)	2,441,464
Customer deposits	(2,502,087)	108,031
Income Tax payable	1,062,643	(36,060)
Due to related party	-	-
Net cash (used in ) provided by operating activities	$(1,126,747)	$(46,397,580)

The major operating activities that provided cash for the nine months ended September 30, 2015 were net income of $13,900,350 and an increase in accounts payable of $44,980,746. The major operating activities that used cash for nine months ended September 30, 2015 were an increase in receivables from the JV Company of $27,964,497 and from other clients of $19,286,512, and an increase in inventories of $17,289,849.

Below is the cash flow statement for the investing activities:

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(408,850)	(813,246)
Purchases of land use rights and other intangible assets	-	(1,667,986)
Purchases of construction in progress	(39,054)	(39,283)
Deposit for acquisition	-	-
Disposal of associated company	-	(96,268)
Issuance of notes receivable	(72,040,444)	(21,698,986)
Repayment of notes receivable	61,697,894	29,344,951
Long Term Investment	(1,535,651)	-
Net cash provided by (used in) investing activities	$(12,326,105)	$5,029,182

Cash used by investing activities for the nine months ended September 30, 2015 was $12,326,105 primarily due to the result of the issuance of notes receivable of $72,040,444 and repayment of notes receivable of $61,697,894.

Below is the cash flow statement for the financing activities:

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,232,950)	(13,006,018)
Proceeds from short-term bank loans	30,583,709	28,616,816
Repayments of short-term bank loans	(27,512,406)	(39,998,504)
Proceeds from notes payable	9,860,498	13,007,644
Repayment of notes payable	(12,299,436)	(16,584,746)
Option exercise stock awards & other financing	-	6,429,622
Warrant exercise	-	22,447,914
Common stock issued for acquisition, net of cost of capital	-	78,155,627
Net cash (used in) provided by financing activities	$(2,600,585)	$79,068,355

Cash provided by financing activities for the nine months ended September 30, 2015 was $40,444,207, primarily due to the result of proceeds from short-term loans of $30,583,709, and the proceeds from notes payable of $9,860,498. Cash used in financing activities for the nine months ended September 30, 2015 was $43,044,792, primarily due to restricted cash increase of $3,232,950, repayments of short-term bank loans of $27,512,406 and repayment of notes payable of $12,299,436.

Working Capital

We had a working capital surplus of $54,318,555 at September 30, 2015, compared to $39,202,684 as of December 31, 2014.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2015 were as follows:

Nine Months Ended
September 30, 2015
(In Thousands)
Capital requirements
Purchase of plant and equipment	$409
Purchase of construction in progress	39
Issuance of notes receivable	72,040
Long term investment	1,536
Repayments of short-term bank loans	27,512
Repayments of notes payable	12,299
Increase in restricted cash	3,233
Internal cash used in operations	1,127
Total capital requirements	$118,195

Capital provided
Repayments of notes receivable	61,698
Proceeds from short-term bank loan	30,584
Proceeds from notes payable	9,860
Decrease in cash	14,688
Total capital provided	$116,830

The change in exchange rate over the past nine months caused the difference between capital provided and capital required.

Recent Development Activities:

On July 6, 2015, we announced that the JV company signed a sales contract with Zhejiang Shi Kong Electric Vehicle Co. Ltd. (“Zhejiang Shi Kong”) for 4,000 units of Kandi Brand electric vehicles (EVs), including 1,500 units of Kandi K11 (Panda) and 2,500 units of Kandi K10 (Mini). The total value of the contract is over $89 million. Kandi expects vehicle delivery to be completed by the end of 2015. Zhejiang Shi Kong is dedicated to deepening the penetration of new energy vehicles (NEVs) through the Internet Plus concept. The 4,000 units of Kandi Brand EVs will be used in Zhejiang Shi Kong’s innovative programs to promote the adoption of NEVs in China. This sales contract marks Kandi’s entrance into this innovative field, and will further enhance our leadership position in China’s EV market.

On July 13, 2015, we announced that the JV Company planned to launch MPT program in Kunming City, The target is to deliver 2,000 Kandi Brand electric vehicles products by the end of 2015.This program is also strongly supported by local government. In the third quarter, we have delivered 1,100 EV products to Kunming to launch MPT program.

On July 20, 2015, we announced that the JV company and Luzhou Jiecheng Auto Co. Ltd. have signed a strategic cooperation agreement for the sale of 1,500 Kandi brand EVs in Luzhou to launch the MPT program. In support of the program, the Luzhou municipal government will match the national government’s per-vehicle subsidy. The delivery is expected by the end of 2015. We believe this cooperation will accelerate MPT’s market penetration and help us to maintain our leadership position in China’s booming EV industry.

On August 11, 2015, we announced that the JV Company received a prepayment of RMB 364.5 million (approximately US$59.6 million) representing a national subsidy for pure EV sales in 2015. We believe the prepaid national subsidy for pure EV sales in 2015 represents the government's strong support for the development of the pure EV industry. We are confident that we will continue to lead this market and achieve our full year sales target.

On September 8, 2015, we announced that the JV Company will use the new trademark "Global Hawk" for EV developed, manufactured and sold by the JV Company beginning September 1, 2015 according to the recent board resolution. As a well-recognized brand owned by Geely, the "Global Hawk" trademark has been provided to the JV Company at no cost to help address the fast-growing demand from China's EV market. We believe this brand will boost the expansion of the JV Company's EV products into the mid-to-high-tier markets.

On September 15, 2015, we announced our pure EV model SMA7001BEV04 ("K17" or "Kandi Cyclone") was listed on the fifth approved Directory of New Energy Vehicles published recently by China's Ministry of Industry and Information Technology ("MIIT") and State Administration of Taxation ("SAT"). As a result, the Kandi Cyclone is now qualified for a purchase tax exemption.

On September 21, 2015, we announced that EV models SMA7001BEV05 and SMA7000BEV06 developed by the JV Company have been approved by Ministry of Industry and Information Technology of the People's Republic of China ("MIIT") under the 2015 No. 134 public announcement issued on September 18th, 2015. We believe it marks the beginning of the JV Company's new growth stage.

On September 30, 2015, we endorsed China's latest policy on new energy vehicle (NEV) development that was released by China's Prime Minister Li Keqiang during a State Council meeting on Sept 29th. The new policy requires government organizations, institutions and public transportation departments to increase the number of NEVs in use. The Prime Minister also indicated that local governments should not set traffic controls and purchase quotas on NEVs. With these requirements announced by the government, China government pays high attention to the development of EV industry, and it will definitely boost the strong growth of EV in the future.

On November 2, 2015, the government of Zhejiang Province announced that the R&D institute of the JV Company will be entitled as the key enterprise R&D center in Zhejiang Province. Therefore, the R&D institute of JV Company will get strong financial support for new products development and senior talent recruiting from the government.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Date: November 9, 2015	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Wang Cheng (Henry)
Wang Cheng (Henry)
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)