Form 10-K
period 2015-12-31
Kandi Technologies Group, Inc.
filed 2016-03-14
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Yes [_]             No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's second fiscal quarter, was approximately $300,605,113.

The number of shares of common stock outstanding as of March 7, 2016 was 47,019,638.

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

Item 1. Business Introduction

Our Core Business

Before the year 2013, the Company had been mainly engaged in the design, production and distribution of the off-road vehicle products. Due to various market factors and the environment with positive government supports, starting from the year 2013, the Company gradually shifted its main focus towards the development on pure electric vehicles (“EV”) products and manufacturing electric vechicles parts. Also in the year 2013, the Company set up a Joint Venture with Geely Automobile Holdings Ltd. (“Geely”) to focus on EV production, based on the agreement, EV production should be transferred to the Joint Venture. At the end of 2014, this transfer had been completed. Starting from 2015, the majority of the Company’s revenue and profit were generated from the sale of EV parts.

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

With the growing consumer demand for motor vehicles in China, many cities are experiencing severe problems from environmental pollution. At the same time, with the lack of the efficient traffic planning, major Chinese cities are crippled by traffic congestion. Thus, major cities, such as Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin, Hangzhou, Shenzhen, have begun to implement various policies restricting the purchase and usage of traditional cars. We expect that more cities will have no choices but to adopt similar policies in the future.

To improve the environment of the urban areas, the China Central Government, along with many municipalities, has been introducing numerous supporting policies that encouraged the usage and adoption of EVs, including subsidies, tax exemptions, special treatment of tag and license. Among these policies, the most significant development involved the availability of subsidies from central and local government for the sale of EVs. The process of receiving government subsidies is as follows: manufacturers receive central government subsidies through application and sell the EVs to local dealers at a discounted price, reflecting the deduction of the central government subsidy from the normal sale price. Local dealers then establish their retail price based upon the prevailing purchase price from the manufacturers, and then deduct the local government subsidy from the retail price before selling the EVs to consumers. Through these steps, consumers receive both subsidies from the central and local governments when they purchase EVs.

Because the central and local government subsidies are disclosed to the public and all the subsidies are reviewed and verified by the respective governments, consumers know what subsidies they will receive along with the price they expect to pay for EVs. Therefore, even though dealers can sell vehicles at prices established at their discretion, programs are designed to assure that consumers receive the entire benefit from both subsidies. This allows full disclosure for consumers in the costs associated with purchasing EVs, along with the added benefits of the respective subsidies.

Issues confronting the market

Although the basis for the EV industry in China has already been established, the development of Chinese EV industry is still ongoing due to five major obstacles towards extensive commercialization of EVs and the full development of the EV market in China, these obstacles include the comparatively higher cost of EVs, compared with traditional automobiles, the shorter driving range between battery charges, long charging times for standard EV batteries, the limited infrastructure of EV charging facilities, and EV battery attenuation and maintenance. Among which, the main obstacle is the lack of the charging facilities. Now the government is driving to resolve this issue. In the State Council general meeting on September 23, 2015, the central government decided that the charging facilities needs to be 100% equipped with or available for the new residential areas and 10% for the public buildings and public parking places. On October 9, 2015, the central government issued the guidance of EV charging infrastructure development 2015-2020, and the target is to build up 12,000 stations for the centralized charging and quick exchange, 4.8 million more for the scrattered charging spots, to serve the needs of power charge for 5 million EVs all over the country.

Our Solutions and Growth Strategy

To resolve the key market issues as stated above, given the economic and population growth in China, we believe there is an opportunity for a new business model. Kandi has been advocating, and through the Service Company, as defined below, implemented the “Micro Public Transportation” (“MPT”) program, which provides a shared pure EV transportation platform to urban residents. While it is less expensive than standard taxis, the MPT is designed as a new business model for public transportation that maximizes the advantages of our existing EV products and technologies, and further stimulates the expansion of the EVs markets to urban communities. Since its inception, the MPT program has made impressive progress, and received great recognition and support from government officials, the end users, and our business partners throughout China. In order to smoothly move the MPT concept forward, Zhejiang Kandi Vehicles Co., Ltd., our 100% subsidery ,participated in the establishing of Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”), of which the Company has 9.5% of ownership interest. As of the end of 2015, the EV-Share Program had been launched, through the Service Company, in sixteen cities including Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Changzhou, Rugao, Kunming, Jinhua, Tianjin, Chongqing, Haikou,Shenzhen, Xiangtan.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking space and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered automobiles. One solution to solve these problems is to create cleaner and more affordable public transportation to urban residents. Currently, subway and bus are the most popular public transportation options available. In this regard, the Company advocates the MPT program to reduce the total number of private cars in use, which will improve environmental conditions, ease traffic congestion, alleviate parking availability, and reduce the reliance and use of fossil fuels.

Besides the zero-emission benefit, the MPT program combines the advantages of city taxis, resident vehicular transport, rental cars and traditional mass transportation, along with the benefits of the availability of the vertical automatic charging/parking garage and the street-level service stations. It is a seamless transportation tool in all dimensions for urban public transportation, designed to greatly improve the efficiency of urban EV usage, while easing traffic congestion and allowing for greater parking resources. Additionally, it will likely promote the fast adoption of the pure EVs among Chinese consumers as the MPT enables consumers to rent pure EVs on a short-term hourly base or lease them on the long-term base, without concerns on the costs and issues associated with owning and maintaining EVs individually.

The MPT program is supported by a network of charging/parking stations, which provides charging, maintenance and battery recycling facilities. The stations locate at airports, train stations, hotels, business centers, selected residential areas and other strategic locations close to city public transportation network. A centralized tracking system allows the service provider of EV-Share program to keep a close watch at the status and precise location of each vehicle. In addition to the short-term rental and long term leasing options to consumers described above, the Service Company also offers long-term leasing options to large enterprises, government entities and residential communities so they can use pure EVs for extended periods of time (the “Long-term Leasing Program”). In 2015, we have greatly benefited from the success of various MPT initiatives in China, especially the short-term hourly rental and the Long-term Leasing Program.

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

The Company's organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery packing production rights (license), and supplies the battery pack to the JV Company. It also holds the Special-purpose vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles, However, according to the JV Agreement, EV proucts should only be manufactured by the JV Company, Kandi New Energy need not to keep the Special-purpose vehicle production rights (license). In order to avoid the maintenance fee for this license, the Company plans to sell it to others.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of parts for automobile and electric vehicle, including EV drive motors, EV controllers, air conditioners and other electrical products.

As a part of our EV business strategy, we believe we need more production resources to timely and efficiently satisfy the market demands. In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts, and to invest in other companies with related or similar business. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Changxing.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, which is called “Micro Public Transportation”(“MPT”) program. The Company has 9.5% ownership interest in the Service Company through Kandi Vehicles.And the Company Chairman and CEO, Mr. Huxiaoming, also has 13% ownership interest in the Service Company.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its JV Company, has 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in car sales business. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its JV Company, has 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its JV Company, has 50% economic interest in Kandi Shanghai.

In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its JV Company, has 50% economic interest in Kandi Jiangsu.

In November 2015, Hangzhou Puma Investment Management Co,. Ltd.(“Puma Investment”) was formed by the JV Company, which focuses on the investment and consulting service. The JV Company has 50% ownership interest in Puma Investment; And the Company, indirectly through its JV Company, has 25% economic interest in Puma Investment.

In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company, which focuses on the after-marketing service for the EV sold. The JV Company has 100% ownership interest in JiHeKang Service Company; And the Company, indirectly through its JV Company, has 50% economic interest in JiHeKang Service Company.

In January 2016, Kandi Electric Vehicles (Hainan) Co., Ltd.(“Kandi Hainan”) was renamed from Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) which was originally formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013 and then was transferred to Haikou City in January 2016. Kandi Vehicles has 90% ownership in Kandi Hainan, and Kandi New Energy has the remaining 10% interest. However, by contract, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Hainan. Hainan Province is planned as an international tourism island by the Chinese government and EVs will strongly promoted for the sharing and individual transportation to protect the environment. Therefore, the Company believes EV business has a great potential growth rate in Hainan province. To capture this opportunity, the Company plans to invest about a total of RMB 1 billion (approximately $154,019,129) to develop a factory in Haikou with an expected annual production of 100,000 EV products. This project is expected to launch its trial production in the middle of 2017.

Our Products

General

For the years ended December 31, 2015, 2014 and 2013, our products include EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others. According to our market research on consumer demand trends, we have adjusted our production line strategically and continued to develop and manufacture new EV products in an effort to meet market demands and better serve our customers.

	Years Ended December 31
	2015	2014	2013
	Sales	Sales	Sales
EV parts	$196,053,058	$116,431,309	$1,724,031
EV products	-	33,978,619	46,619,203
Off-road vehicles	5,016,115	19,819,078	46,192,811
Total	$201,069,173	$170,229,006	$94,536,045

EV Parts

During the year ended December 31, 2015, our revenues from the sale of EV parts were $196,053,058. We sold our EV parts mostly to the JV Company for manufacturing of the EV products. We started the EV parts business to the JV Company in the first quarter of 2014 and achieved significant growth during the year of 2015 and 2014. Among the total EV parts sales for the year ended December 31, 2015, approximately 83.5% or the majority of the sales were related to the sales of battery packs. Due to various Chinese auto industry regulations, we hold the necessary production license to manufacture battery packs to be exclusively used in the EV products manufactured by the JV Company under the Kandi brand.

EV Products

According to JV Agreement, the EVs production was transferred to the JV Company, which was completed at the end of 2014. In 2015, the Company has no EV products sold. Therefore, our revenues from the sale of EV products for the fiscal year of 2015 were $0, a decrease of $33,978,619 or 100% from $33,978,619 for the year ended December 31, 2014.

Off-Road Vehicles

During the year ended December 31, 2015, our revenues from the sale of the off-road vehicles declined by $14,802,963, or 74.7%, to $5,016,115 from $19,819,078 for the year ended December 31, 2014. The decrease was primarily due to the rearrangement of our product portfolio for more efficient use of resources to capture more sales opportunities in the fast-growing EV market in China.

The following table shows the breakdown of Kandi's revenues from its customers by geographic markets:

	Years Ended December 31
	2015		2014		2013
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,713,441	2%	$8,629,824	5%	$9,301,755	10%
China	196,355,732	98%	161,599,182	95%	85,234,290	90%
Total	$201,069,173	100%	$170,229,006	100%	$94,536,045	100%

Recent Development Activities

On November 2, 2015, the government of Zhejiang Province announced that the R&D institute of the JV Company will be entitled as the key enterprise R&D center in Zhejiang Province. Therefore, the R&D Institute of JV Company will get strong financial support for new products development and senior talent recruiting from the government.

On November 11, 2015, we announced that we signed a manifesto for the strategic development of "Car-Share 4.0" to promote connected electric vehicles with Zhejiang Geely Automobile Holding Group, Alibaba Group Holding, Ltd., ZTE Corporation, Uber China and China Minsheng Banking Corp. during a ceremony in Hangzhou. The Service Company has started the cooperation with Uber China, currently it delivered more than 200 EV products for Uber car lease project. The feedback was well after two months trial operation. We believe there is a big opportunity for future growth.

On November 23, 2015, we announced that the JV Company signed a strategic cooperation agreement with Nanjing Bustil Technology Co., Ltd. and its related subsidiaries for the sale of up to 3,000 Kandi K17 pure electric vehicles with the "Global Hawk" trademark to the MPT program in Nanjing. The initial delivery of 500 Kandi Global Hawk K17 units has been delivered by the end of 2015.

On November 24, 2015, we announced that the JV Company signed a direct sales contract with Tianjin Pang Da, a subsidiary of Pang Da Automobile Trade Co., Ltd., for an initial order of 1,000 Kandi-brand model K10 pure electric vehicles, And Pang Da Company plans to launch an EV-sharing program with the purchased vehicles in Tianjin. By the end of 2015, the delivery of the 1,000 EV units has been completed.

On December 1, 2015, we announced that the JV Company plans to deliver 2,000 Kandi Brand pure EV products to ZuoZhongYou (Hainan) Electric Vehicle Service Co., Ltd.to launch the MPT program in Haikou. The 2,000 EV products has been delivered by the end of 2015.

On December 15, 2015, we announced that Zhejiang Kandi Vehicles Co., Ltd. signed a cooperation agreement with the Haikou municipal government and the Haikou National Hi-Tech Industrial Development Zone on December 11, 2015 to establish a production facility in Haikou with an annual capacity of 100,000 EV products. The Haikou Facility will include equipment transferred from Kandi Vehicles’ facility that was previously under construction in Wanning City due to strategic changes in Wanning’s urban planning. The Agreement marks Hainan’s strategic effort to accelerate adjustment in the industrial planning process. We believe the new location will accelerate Kandi’s expansion in Hainan with favorable policies.

On December 22, 2015, we endorsed the announcement from Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd of receiving an initial subsidy payment of RMB200 Million, or approximately US$30.9 million, from the Hangzhou local government. The payment is a result of 4,806 Kandi brand EV products used in the MPT program to support Zhejiang province’s target of promoting the use of 6,000 EVs from 2013 to 2015. The initial subsidy payment demonstrates the Hangzhou government’s commitment to promoting the adoption of renewable energy vehicles, while providing a solid foundation to achieve its goals for 2016-2020. We believe the unique MPT program will receive further recognition and support, and its expansion will be one of the key engines for Kandi’s future growth.

On January 21, 2016, we endorsed that Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd (the “Service Company” or “ZZY”) has signed a strategic partnership memorandum with China (Yangtze River Delta) High-speed Railway Tourism Alliance (“Yangtze Alliance”) to provide hourly car rental services under the MPT program at railway stations within Yangtze Alliance’s network. ZZY and Yangtze Alliance aim to jointly establish a “Railway + MPT hourly rental” model to promote an environmentally friendly alternative for tourists’ self-guided trips. The partnership between ZZY and Yangtze Alliance will significantly increase the number of MPT stations within the regional high-speed railway tourism network, while accelerating the adoption of electric vehicle hourly rental services. We believe our unique MPT program will receive further recognition and support, and its rapid expansion will become one of Kandi’s key growth engines.

On Janurary 26, 2016, we announced that the JV Company has signed a strategic cooperation framework agreement with Pang Da Automobile Trade Co. Ltd. (“Pang Da”), a listed company on Shanghai Stock Exchange (601258.SS). The scope of the agreement includes, but is not limited to, establishment of Kandi and Pang Da sales teams that will share marketing resources, development of customized new energy vehicle for use at campus, and additionally, Pang Da is authorized to sell Kandi Brand pure electric vehicles (“EVs”) in specific regions. We believe this cooperation will well benefit our EV products direct sales channel in the future.

On Janurary 28, 2016, We announced that Kandi Hainan held a groundbreaking ceremony at the construction site of the Haikou production facility at Haikou Mei’An Hi-tech Zone. After completed the Haikou Facility, we expected to have an annual capacity of 100,000 electric vehicle (EV) products. The ceremony marks the beginning of Haikou Hi-tech Zone’s first project under the government’s 13th Five-Year Plan. Attendees of the ceremony include Ni Qiang, Mayor of Haikou, Ju Lei, Deputy Mayor, Hu Xiaoming, Chairman and CEO of Kandi and other officials of the municipal government. Our Haikou facility will help the company’s future growth and will also contribute to Hainan’s economic and eco-environmental development.

In the second half year of 2015, the Company started to cooperate with the Micro Mobility System, a Switzerland Private Company which prodcues the famous Razor scooter on the market from 1999, to develop a new generation of micro EV product called “Mircolino”, which provides efficient methods to faciliate city mobility. The microlino could become the next big thing in urban electric mobility, and we expect this new product will bring Kandi into the international EV market.

In early 2016, Mr. Hu Xiaoming, the Chariman of the Company, initiated a project with the wireless conductive technology and its application on EV products, and built a team with Tsinghua University and Zhejiang University to research and develop on this project. The team had certain initial progresses that successfully developed the model for the wireless conductive technology. We believe this technology may bring the revolution for the EV industry.

Sales and Distribution

The Company has two main products: electric vehicle parts and off-road vehicles in year 2015 while it featured EV products before 2015. As the EV production was completely transferred to the JV Company at the end of 2014 according to the JV Agreement, Kandi focuses on the EV parts production and supply EV parts to the JV Company. Additionally, Kandi continues to produce and sell the off-road vehicles, which are our traditional products.

Customers

As of December 31, 2015, our major customers, in the aggregate, accounted for 97% of our sales. Currently, the Company is developing new business partners and clients for our products to reduce our dependence on existing customers and focusing the new business development efforts on our pure EV business.

The Company's major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales			Accounts Receivable
	Year	Year	Year
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Customers	2015	2014	2013	2015	2014	2013
Kandi Electric Vehicles Group Co., Ltd.	34%	-	-	46%	-	-
Kandi Electric Vehicles (Changxing) Co., Ltd.	22%	38%	-	1%	17%	-
Zhejiang Zuozhongyou Electric Vehicle Service Co., Ltd.	21%	-	-	38%	-	-
Kandi Electric Vehicles (Shanghai) Co., Ltd.	20%	23%	-	-	16%	-
Shanghai Maple Auto Co., Ltd	-	10%	23%	-	3%	47%

Sources of Supply

All the raw materials are purchased from the suppliers. The major parts of our products are mainly manufactured by Kandi. Other components and parts that are needed are purchased from third-party suppliers. Kandi does not have, and does not anticipate having, any difficulty in obtaining required materials from its suppliers.

The Company's material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases	Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Suppliers	2015	2014	2013	2015	2014	2013
Dongguan Chuangming Battery Technology Co., Ltd.	26%	-	-	15%	-	-
Zhejiang Tianneng Energy Technology Co., Ltd.	20%	-	-	24%	-	-
Zhejiang New Energy Auto System Co., Ltd.	13%	31%	33%	-	12%	12%
Shandong Henyuan New Energy Tech Co., Ltd.	7%	25%	-	14%	32%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	-	11%	-	-	29%	-

Competitors

Our EV business faces the competition from two parts, one is the competition with traditional vehicles and the other is the competition from other EV manufacturers.

In terms of the competition with the traditional vehicle manufacturers, many competitors are larger and having greater financial resources than us. But the traditional automobile companies face many urban traffic challenges, including urban pollution, traffic congestion, insufficient parking space and energy crisis, which give us great opportunities for EVs’ development. The government grants great support and issues favorable policies to promote EVs development, which is a clear evidence for EVs growth. We believe electric vehicle industry in China has many years of great potential growth ahead.

Within the electric vehicle market, the competitions are fierce as we have to compete with many domestic and global EV manufactures with greater brand recognition and financial resources. However, being one of the earliest companies to engage in the research, production and distribution of electric vehicles, we believe we have the advantage on technology, innovation on the vehicle business operation and distribution channel. In particular, the innovative MPT program we have been advocated as being different from the offering of our competitors, and has been well accepted and praised by the government and the end users. This business model, along with our continuous efforts on research and development as well as strategic alliance, shall help us to build competitive advantages over other EV manufacturers.

Intellectual Property and Licenses

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2015, we had 35 issued patents, 2 issued software copyrights and 13 pending patent applications with Chinese patent authority related to electrical vehicle products, electrical vehicle parts and off-road vehicle products. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Our patents are valid for 10 years. In addition, we are authorized to use the trademark “Kandi” and we are the owner of the trademark “JASSCOL”. We intend to continue to file additional patent applications with respect to our technology.

Employees

As of December 31, 2015, excluding the contractors, Kandi had a total of 557 full-time employees as compared to 516 full-time employees on December 31, 2014, of which 415 employees are production personnel, 23 employees are sales personnel, 48 employees are research and development personnel, and 71 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as needed basis.

Pure Electric Vehicles Subsidies

Currently, there are two subsidies from central and local governments for the pure EV sales in China – one from each of the central and local governments. The ultimate beneficiary for these subsidies is the consumer and the actual prices that consumers pay reflect the deduction of both subsidies.

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

b) Pursuant to the requirement of the central government, the local governments provide a subsidy to consumers who purchase EVs from the dealer. After the consumer purchases an EV at a reduced selling price provided by the dealer, the dealer submits a subsidy application to the local government, including a consumer authorization letter for subsidy application, consumer personal I.D., EV Vehicle License, EV purchase invoice and other required documents and requests of reimbursement (to the dealer) for the local government subsidy.

Environmental and Safety Regulation

Emissions

Our products are all subject to international laws and emissions related regulations, including regulations and related standards established by China Environmental Protection Agency, the United States Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”), Europe and Canada.

All Kandi's products comply with all applicable emission standards and regulations in China Environmental Protection Agency, the United States and internationally, the California Air Resources Board (“CARB”), Europe and Canada. However, we are unable to predict the ultimate impact of standards and regulations adopted in the future or proposed regulations on Kandi and its business.

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

Kandi's products are also subject to international safety standards in places where it sells its products outside the United States. Kandi believes that its motorcycles and EV products comply with applicable safety standards in the United States and internationally.

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

Our growth is highly dependent upon the adoption by consumers of, and we are subject to a risk of any reduced demand for, alternative fuel vehicles in general and EVs in particular. The market for alternative fuel vehicles (including EVs) is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for EVs in China does not develop as we expect or develops slowlier than we expect, our business, prospects, financial condition and operating results will be harmed.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Chinese government has made significant efforts in actively advocating the development of new energy vehicles. In November 2015, it issued the 10-year road map of EV industry development and set the annual EV sales target for 5% of the annual auto sale volume by year 2020 and 20% by year 2025. The central government also has a clear policy providing subsidies to the qualified EVs till 2020. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the customer base of our EV products, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our EV products in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance EVs specifically. For example, purchasers of three models of Kandi brand EV products are eligible to receive purchase tax exemption at the amount of 10% of the vehicle’s total purchase price excluding VAT during the three-year period from September 1, 2014. Purchasers of Kandi's SMA7000BEV and SMA7001BEV models are the ultimate beneficiaries, on a per car basis, the national government subsidy of RMB 45,000.00 (Approximately $6,931) in 2015, many cities also provide local subsidies, which differ according to the related local policies. Additionally, these two vehicle models also qualify for free license plates in many cities. Especially in Shanghai, the license plates in Shanghai are auctioned to the public at an average price between RMB74,000 to RMB85,300 ($11,400 to $13,140) per license plate. While we believe the latest tax exemption, along with a series of government incentives and subsidies, may have a very positive impact on the sales of Kandi Brand EVs in China going forward, we cannot assure you it is always the case. In the event such favored policy and treatment discontinue, our business outlook and financial conditions could be negatively impacted.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our EV Products.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EV products, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in EV technology, and we may suffer a decline in our competitive position. Any failure to keep up with advances in EV technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in EV technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs.

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

We may be subject to lawsuits resulting from injuries associated with the use of the vehicles that we sell or produce. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future.

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

We and our operating companies use the electronic systems of our vehicles to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance, as well as to help us collect data regarding our customers’ charge time, battery usage, mileage and efficiency habits and to improve our vehicles. We also collect information about our customers through our website, at our stores and facilities, and via telephone.

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

In addition, we store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EV, may cause indirect adverse publicity for us and our EV products. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

As of December 31, 2015 and 2014, our major customers (above 10% of the total revenue), in the aggregate, accounted for 97% and 84%, respectively, of our sales. Due to the concentration of sales to relatively few customers, loss of one or more of these customers will have relatively high impact on our operational results.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2015 and 2014, the top two suppliers accounted for 46% and 57% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Haikou. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

Despite that we continued to maintain and improved our internal control procedures, we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

The audit report included in this Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hongkong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

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

The rapid growth of the PRC economy had historically resulted in widespread growth opportunities in industries across China. This growth has slowed in the recent years. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation is to proceed unchecked, our costs would likely to increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

Delays surrounding the updates with respect to the official list of qualified EV models to receive national subsidies from the governments in the PRC may delay the sale of our EV products.

In January and February 2016, the PRC Ministry of Industry and Information Technology (the “MITT”) announced new lists of qualified EV models to receive the national subsidy each month. The new lists overruled the right to receive the national subsidy for all the EV models that were included in the previously announced lists. Meanwhile, an updated list of qualified EV models to receive purchase tax exempt in 2016 is still forthcoming from the State Administration of Taxation. To apply for tax exemption, a product must be listed on the approved lists by the MITT. A total of four EV models from the JV Company are on the updated lists. The JV Company is currently in the process of applying for tax exemption for those four EV models. As such, sales for EV manufacturers, including our JV Company, have been significantly delayed in the first quarter of 2016. If the Company failed to receive approval from the PRC government to be listed for national subsidies for any of its models, our sales and profits may be adversely affected.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations and the market prices and trading volumes of companies listed on the NASDAQ Global Market and the NASDAQ Global Select Market have been volatile. Although our stock was listed on the NASDAQ Global Market and upgraded to the NASDAQ Global Select Market on January 2, 2014, the trading price of our common stock is likely to be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

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

Excelvantage Group Limited controls approximately 25.52% of our outstanding shares of common stock as of March 7, 2016. Hu Xiaoming, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu has 27.73% of our outstanding shares of common stock which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China's political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, starting from the second half year of 2015, RMB started to depreciate vs. U.S. dollars and the trend continued in the beginning of year 2016, which cause our assets depreciated accordingly while we translated our balance sheet from RMB into U.S. Dollars. And the whole year revenue and net income was also negatively impacted by RMB depreciation.

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that limit the liability of our directors for monetary damages to our Company and shareholders; however, we are prepared to indemnify our directors and officers to the extent provided for by Delaware law. We may also have included contractual indemnification obligations in our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kandi has the following granted land use rights:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72,901	Nov 13, 2002 - Nov 13, 2052	10-75013
Zhejiang Jinhua Industrial Park	39,491	Nov 13, 2002 - Nov 13, 2052	10-75014
Zhejiang Jinhua Industrial Park	46,651	Dec 30, 2003 - Dec 30, 2053	110-12504
Zhejiang Jinhua Industrial Park	37,515	Dec 30, 2003 - Dec 30, 2053	110-12850
Zhejiang Jinhua Industrial Park	49,162	Dec 30, 2003 - Dec 30, 2053	110-11343
Zhejiang Jinhua Industrial Park	19,309	Dec 07, 2009 - Dec 07, 2059	110-05918
Zhejiang Qiaoxia Industrial Park	9,405	Apr 03, 2001 – Apr 03, 2051	574-26-36

All land in the PRC is owned by the government and cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders “land use rights.” There are four methods to acquire land use rights:

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

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build up the EV production facility with an annual production of 100,000 EV products.The Company originally acquired the land use rights and began the construction to build EV production factories in Wanning City, Hainan Province, China in 2014. Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility was required to move from Wanning City to the national high tech development zone in Haikou City. After relocation, Kandi Hainan is expected to obtain more support from the government of Hainan Province and Haikou City. In addition, all related direct expenses or assets disposal caused by the relocation were compensated by local government. We expect the construction will be completed and the trial production will be launched in the middle of 2017.

Area
Description	(square meters)

Factories	196,000*	In progress

* The estimated number after signed the investment agreement with the local government.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 2, 2014, our common stock began trading on the NASDAQ Global Select Market under the symbol “KNDI”. The following sets forth the high and low prices for our common stock for each quarter from January 1, 2014 to December 31, 2015 as reported by NASDAQ.

	HIGH	LOW
FISCAL 2015
Fourth Quarter (through December 31, 2015)	$12.00	$5.20
Third Quarter (through September 30, 2015)	$9.17	$5.05
Second Quarter (through June 30, 2015)	$13.70	$8.44
First Quarter (through March 31, 2015)	$14.85	$11.31
FISCAL 2014
Fourth Quarter (through December 31, 2014)	$18.17	$10.30
Third Quarter (through September 30, 2014)	$22.49	$12.98
Second Quarter (through June 30, 2014)	$17.69	$10.68
First Quarter (through March 31, 2014)	$22.40	$10.90

Holders of Common Stock

As of March 7, 2016, there were 14 shareholders of record of our common stock. This does not include all the beneficial holders who hold shares through their brokerage accounts.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Kandi Technologies Group, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2010 through December 31, 2015, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the S&P Automobile Manufacturers Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the S&P Automobile Manufacturers Index assumes an investment of $100 on December 31, 2010 and reinvestment of dividends. We have never paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kandi Technologies Group, Inc., the NASDAQ Composite Index and the S&P Automobile Manufacturers Index
300
250
200
150
100
50
0
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Kandi Technologies Group, Inc.
NASDAQ Composite
S&P Automobile Manufacturers Index

*$100 invested on 12/31/10 in stock or index, incluing reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
CONSOLIDATED
BALANCE
SHEETS DATA:	2015	2014	2013	2012	2011
Cash and cash equivalents	$16,738,559	$26,379,460	$12,762,369	$12,135,096	$2,294,352
Restricted cash	16,172,009	13,000,731	1,636	15,835,364	6,634,989
Working capital (deficit)	59,917,153	39,202,684	(6,631,680)	35,898,297	17,466,812
Total assets	371,469,024	323,073,352	204,306,730	160,284,990	112,273,750
Short-term bank loans	36,656,553	35,589,502	34,020,281	32,615,063	36,372,492
Total liabilities	132,543,456	111,488,513	115,780,611	85,762,922	56,424,875
Total shareholders' equity	238,925,568	211,584,839	88,526,119	74,522,068	55,848,875

	Years Ended December 31,
CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE	2015	2014	2013	2012	2011
INCOME DATA:
REVENUES, NET	$201,069,173	$170,229,006	$94,536,045	$64,513,670	$40,177,148
COST OF GOODS SOLD	(172,649,955)	(146,825,073)	(72,793,517)	(51,620,280)	(30,964,173)
GROSS PROFIT	28,419,218	23,403,933	21,742,528	12,893,390	9,212,975
Research and development	(3,482,511)	(2,755,637)	(3,728,730)	(2,877,283)	(2,304,373)
Selling and marketing	(633,863)	(1,345,588)	(399,504)	(455,983)	(414,255)
General and administrative	(28,255,267)	(14,058,548)	(16,056,107)	(4,250,832)	(3,458,388)
INCOME FROM CONTINUING OPERATIONS	(3,952,423)	5,244,160	1,558,187	5,309,292	3,035,959
Interest income	3,138,717	1,701,121	1,516,477	2,658,104	2,200,678
Interest (expense)	(2,214,635)	(3,480,646)	(4,395,353)	(2,775,891)	(1,945,260)
Investment income (expense) in trading security	-	-	-	-	9,653
Change in fair value of financial instruments	8,519,295	6,531,308	(16,647,283)	1,986,063	5,401,929
Government grants	1,645,032	288,498	228,396	132,139	298,072
Share of (loss) in associated companies	-	(54,308)	(69,056)	(69,429)	(52,696)
Share of profit after tax of JV	11,841,855	4,490,266	(2,414,354)
				-	-
Other income, net	1,814,882	(34,649)	676,257	332,936	717,495
INCOME (LOSS) BEFORE	24,745,146	14,685,750	-	-	-
INCOME TAXES	20,792,723	-	(19,546,729)	7,573,214	9,665,830
INCOME TAX EXPENSE	(6,127,228)	(2,414,412)	(1,593,994)	(1,523,735)	(551,060)
NET (LOSS) INCOME	14,665,495	12,271,338	(21,140,723)	6,049,479	9,114,770
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(9,631,753)	(2,725,143)	2,112,902	424,623	1,816,639
COMPREHENSIVE INCOME	$5,033,742	$9,546,195	$(19,027,821)	$6,474,102	$10,931,409

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	46,744,718	42,583,495	34,707,973	29,439,328	27,438,725
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	46,925,554	42,715,818	34,707,973	29,677,325	28,735,748

NET INCOME PER SHARE, BASIC	$0.31	$0.29	$(0.61)	$0.21	$0.33
NET INCOME PER SHARE, DILUTED	$0.31	$0.29	$(0.61)	$0.20	$0.32

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Prior to 2013, we were primarily engaged in the design, manufacturing and sales of traditional off-road vehicle products. Due to fast-growing market demand for electric vehicles in China and Chinese government’s ambitious plan to lower pollution by adopting accumulated five million alternative-energy vehicles by 2020, we gradually and successfully transformed our core business to the development of electric vehicle products (EV products) and electric vehicle parts (EV parts). During the year ended December 31, 2015, we had total net revenues of $201,069,173, an increase of $30,840,167, or 18.1%, over our net revenues for the year ended December 31, 2014. The majority of our revenues were generated by the sales of EV parts, which accounted for 97.5% of our total revenue in 2015. The significant revenue growth was mainly driven by the increased sales of EV parts during the year.

During the year 2015, we continued to focus our efforts on the design, manufacturing and sales of EV parts and experienced significant sales growth from this business line. For the year ended December 31, 2015, we achieved net revenue of $196,053,058 from selling EV parts, mostly to our JV Company, an increase of $79,621,749, or 68.4%, as compared to $116,431,309 for the year ended December 31, 2014. In the year 2015, the Company’s revenue growth was mainly driven by the JV Company’s demand on the EV parts.

Pursuant to our Joint Venture Agreement, we have completed the transfer of EV products production to the JV Company in 2014, so there was no EV products revenue recorded in 2015. However, as we have 50% ownership interest in the JV Company and accounted for our investments in the JV Company under the equity method of accounting, we received 50% of the JV Company’s net profit, or $11,661,564 in the year ended December 31, 2015, compared to $3,763,082 in the year ended December 31, 2014. As the JV Company was established only three years ago and has great potential for growth, we believe our economic benefits from the JV Company will greatly increase in the future as its business continues to steadily grow. During year 2015, the JV Company’s revenue was driven by two sales models: MPT program and direct sales. Starting from the second half year of 2015, the direct sales was already close to 50% of the total shipment of the JV Company.The total number of EV products sold during 2015 was 24,220 EV products, increased 121.5% compared to the year 2014. We expect a greater amount of EV products to be sold via direct sales by the JV Company in the future.

Our revenues from off-road vehicles decreased by $14,802,963 from year-ago period, or 74.7%, to $5,016,115 for the year ended December 31, 2015. This decrease was mainly because we shifted our business strategy to put more resources and efforts on Chinese EV industry to meet the increasing market demand for alternative energy vehicles. In 2015, we focused on research and developing on the electric off-road vehicles, we expect this traditional business will resume back for growing in the future.

In 2015, we recorded $28,419,218 of gross profit, an increase of 21.4% from 2014, primarily due to the increase of revenue and margin of EV parts. We recorded a net profit of $14,665,495 in 2015 compared to $12,271,338 in 2014. Excluding the effects of stock award expenses, which were $22,379,220 and $8,455,422 for the years ended December 31, 2015 and 2014, respectively, and the change of the fair value of financial derivatives, which were a gain of $8,519,295 and $6,531,308 for the years ended December 31, 2015 and 2014, respectively, our net income (non-GAAP) was $28,525,420 for the year ended December 31, 2015 as compared to net income (non-GAAP) of $14,195,452 for the year ended December 31, 2014, an increase of $14,329,968 or 100.9% . The increase in such net income was primarily attributable to the increase of revenue and gross profits, and also the share profits of the JV Company during the year of 2015.

The vehicle manufacturing industry is highly competitive in China. Current and future factors impacting our industry include: (i) the exponential growth of electrical vehicle sales and dedicated platforms in the global market place, (ii) the consolidation of supply chains and costs of components, (iii) rapid technology developments, and (iv) emerging strategic partnerships and joint ventures in the automotive industry generally.

Our business strategy includes our efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the demand for our EV products through the MPT Project and direct sales channel. To further these initiatives, we are working with our business partners to build a network of public EV sharing stations to provide energy-efficient, convenient travel options for local citizens and tourists. We also provide the EV products to the end users through our distriutors. We anticipate that our pure EV business in China, through the operations of the JV Company and with the support of new Chinese subsidy policies, will continue to develop and grow in the future.

Results of Operations

Comparison of Years Ended December 31, 2015, 2014 and 2013

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31,	% of	December 31,	% of	December 31,	% of
	2015	Revenue	2014	Revenue	2013	Revenue

REVENUES, NET	$ 201,069,173	100.0%	$ 170,229,006	100.0%	$ 94,536,045	100.0%

COST OF GOODS SOLD	172,649,955	85.9%	146,825,073	86.3%	72,793,517	77.0%

GROSS PROFIT	28,419,218	14.1%	23,403,933	13.7%	21,742,528	23.0%

OPERATING EXPENSES:
Research and development	3,482,511	1.7%	2,755,637	1.6%	3,728,730	3.9%
Selling and marketing	633,863	0.3%	1,345,588	0.8%	399,504	0.4%
General and administrative	28,255,267	14.1%	14,058,548	8.3%	16,056,107	17.0%
Total Operating Expenses	32,371,641	16.1%	18,159,773	10.7%	20,184,341	21.4%

INCOME(LOSS) FROM OPERATIONS	(3,952,423)	-2.0%	5,244,160	3.1%	1,558,187	1.6%

OTHER INCOME(EXPENSE):
Interest income	3,138,717	1.6%	1,701,121	1.0%	1,516,477	1.6%
Interest expense	(2,214,635)	-1.1%	(3,480,646)	-2.0%	(4,395,353)	-4.6%
Change in fair value of financial instruments	8,519,295	4.2%	6,531,308	3.8%	(16,647,283)	-17.6%
Government grants	1,645,032	0.8%	288,498	0.2%	228,396	0.2%
Share of profit (loss) in associated companies	-	0.0%	(54,308)	0.0%	(69,056)	-0.1%
Share of profit after tax of JV	11,841,855	5.9%	4,490,266	2.6%	(2,414,354)	-2.6%
Other income, net	1,814,882	0.9%	(34,649)	0.0%	676,257	0.7%
Total other income, net	24,745,146	12.3%	9,441,590	5.5%	(21,104,916)	-22.3%
INCOME BEFORE INCOME TAXES	20,792,723	10.3%	14,685,750	8.6%	(19,546,729)	-20.7%

INCOME TAX EXPENSE	(6,127,228)	-3.0%	(2,414,412)	-1.4%	(1,593,994)	-1.7%

NET INCOME	14,665,495	7.3%	12,271,338	7.2%	(21,140,723)	-22.4%

Revenues

For the year ended December 31, 2015, we had net revenues of $201,069,173 compared to net revenues of $170,229,006 for the year ended December 31, 2014 and $94,536,045 for the year ended December 31, 2013, representing an increase of $30,840,167, or 18.1%, from 2014 and an increase of $106,533,128, or 112.7%, from 2013, respectively. Our products include EV parts, EV products, and off-road vehicles, including ATVs, utility vehicles (“UTVs”), go-karts, and others. For the year ended December 31, 2015, 2014 and 2013, 98%, 95% and 90%, respectively, of our revenues were derived from the sales of our products in the People’s Republic of China (the “PRC”).

The following table summarizes our revenues as well as the number of units sold by product types for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
	2015	2014	2013
	Sales	Sales	Sales
EV parts	$196,053,058	$116,431,309	$1,724,031
EV products	-	33,978,619	46,619,203
Off-road vehicles	5,016,115	19,819,078	46,192,811
Total	$201,069,173	$170,229,006	$94,536,045

EV Parts

During the year ended December 31, 2015, our revenues from the sale of EV parts were $196,053,058, representing an increase of $79,621,749 or 68.4% from $116,431,309 for the year ended December 31, 2014 and an increase of $194,329,027 or 11,271.8% from $1,724,031 for the year ended December 31, 2013, respectively.

Our revenue for the year ended December 31, 2015 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products, which was 97.5% of the total sales. Among the total sales for the year ended December 31, 2015, approximately 83.5%, or the majority of the sales, were related to the sale of battery packs. Due to the Chinese auto industry regulation, we hold the necessary production license to manufacture the battery packs exclusively used in EV products manufactured by the JV Company under Kandi brand name. Besides the sale of battery packs, approximately 6.3% of the total sales were related to the sales of EV controllers, approximately 2.7% of the total sales were related to the sales of air conditioning units, approximately 2.8% of the total sales were related to the sales of EV drive motors and approximately 2.2% of the total sales were related to the sales of body parts and other auto parts.

During the year ended December 31, 2015, our revenues from the sale of EV parts to the JV Company accounted approximately 97.5% of our total net revenue for the year. For the year ended December 31, 2015, the majority of EV parts sold to the JV Companies and its subsideries, including approximately 33.7% of the sales were to the JV Company, approximately 21.9% of the sales were to Kandi Changxing, approximately 19.7% of the sales were to Kandi Shanghai, and approximately 0.4% of the sales were to Kandi Jinhua. These EV parts were used in manufacturing pure EV products by the JV Company’s subsidiaries, all of which were sold to Shanghai Maple Auto Co., Ltd.(“Shanghai Maple”). Shanghai Maple is an unaffiliated company that was granted by the Chinese government vehicle production rights for EV sedans, which is equivalent to a license that qualifies it to sell the EV products to the end customers.

During the year ended December 31, 2015, our revenues from the sale of EV parts to the Service Company was 20.9% of the total sales. The Service Company purchased the battery packs for speed upgrade and other EV parts for repairing and maintainance.

EV Products

Our revenues from the sale of EV products for the fiscal year of 2015 was $0, representing a decrease of $33,978,619 or 100% from $33,978,619 for the year ended December 31, 2014 and a decrease of $46,619,203 or 100% from $46,619,203 for the year ended December 31, 2013, respectively.

According to the JV Agreement, EV products were completely transferred to the JV Company at the end of 2014, thus there was no EV products sold in 2015. The Company primairily focuses on EV parts manufacturing and supply to the JV Company for EVs production.

Off-Road Vehicles

During the year ended December 31, 2015, our revenues from the sale of off-road vehicles including selling go karts, all-terrain vehicles (“ATVs”), and others were $5,016,115, representing a decrease of $14,802,963 or 74.7% from $19,819,078 for the year ended December 31, 2014 and a decrease of $41,176,696 or 89.1% from $46,192,811 for the year ended December 31, 2013, respectively.

Our off road vehicles business line accounted for approximately 2.5% of our total net revenue for the fiscal year 2015, compared to 11.6% for the fiscal year 2014 and 48.9% for the fiscal year 2013, respectively. Among which, the go-kart business accounted for approximately 1.6% of our total net revenue for the year ended December 31, 2015, reduced from 7.5% and 35.1% for the years ended December 31, 2014 and 2013, respectively, and ATV business accounted for approximately 0.9% of our total net revenue for the year ended December 31, 2015, reduced from 4.2% and 11.0% for the years ended December 31, 2014 and 2013, respectively. The decreased sales of these products were primarily due to the rearrangement of our product portfolio for more efficient use of our resources to capture more sales opportunities in the fast-growing EV market in China.In addition in year 2015, we made efforts to upgrade our off-road veheciles products to electric drving, and we expect this product resume back for growing in the future.

The following table shows the breakdown of our net revenues from customers by geographic markets:

	Years Ended December 31
	2015		2014		2013
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,713,441	2%	$8,629,824	5%	$9,301,755	10%
China	196,355,732	98%	161,599,182	95%	85,234,290	90%
Total	$201,069,173	100%	$170,229,006	100%	$94,536,045	100%

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2015 was $172,649,955, representing an increase of $25,824,882, or 17.6%, from $146,825,073 for the year ended December 31, 2014 and an increase of $99,856,438, or 137.2%, from $72,793,517 for the year ended December 31, 2013. These increases were primarily due to the corresponding increased sales and margin improvement for EV parts for the year ended December 31, 2015. Please refer to the below section for Gross Profit for the product margin analysis.

Gross Profit

The margins by proucts for three years are as below:

	Years ended December 31

	2015			2014					2013

	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %

EV parts	$196,053,058	168,344,853	27,708,206	14.1%	$116,431,309	106,550,522	9,880,787	8.5%	$1,724,031	1,120,211	603,820	35.0%

EV products	-	-	-	-	33,978,619	25,061,120	8,917,499	26.2%	46,619,203	35,159,041	11,460,162	24.6%

Off-road vehicles	5,016,115	4,305,102	711,012	14.2%	19,819,078	15,213,431	4,605,647	23.2%	46,192,811	36,514,265	9,678,546	21.0%

Total	$201,069,173	172,649,955	28,419,218	14.1%	$170,229,006	146,825,073	23,403,933	13.7%	$94,536,045	72,793,517	21,742,528	23.0%

Gross profit for the year ended December 31, 2015 was $28,419,218 as compared to $23,403,933 for year ended December 31, 2014 and $21,742,528 for year ended December 31, 2013, representing an increase of $5,015,285 or 21.4% from 2014 and an increase of $6,676,690 or 30.7% from 2013, respectively. These increases were primarily attributable to the increase in our revenue driven by the rapid sales growth and margin improvement of EV parts. Our gross margin for the year ended December 31, 2015 was 14.1%, compared to 13.7% for the year ended December 31, 2014 and 23.0% for the year ended December 31, 2013. The gross margin improvement from 2015 over 2014 was mainly due to the cost reduction and the enlarged production scale for EV parts products in the year 2015.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expense, totaled $3,482,511 for the year ended December 31, 2015, compared to $2,755,637 for the year ended December 31, 2014 and $3,728,730 for the year ended December 31, 2013, representing an increase of $726,874, or 26.4%, from 2014 and a decrease of $246,219, or 6.6%, from 2013, respectively. These increases from the same time last year were primarily due to the increased research and development expenses on the battery and EV related products in 2015.

For the year ended December 31, 2015, approximately 63% of our research and development expenses was spent on the research and development of new EV product models such as K12/K17, regarding the hourly speed upgrade to 100 kilometers and the related controlling system, approximately 34% was spent on the improvement of battery and its packing system, approximately 3% was spent on the off-road vehicles development. For the year ended December 31, 2014, approximately 40% of our research and development expenses was spent on the research and development of five new EV product models and the projects to develop new auto air conditioning system, vehicle control system and EV intelligent control platform

(centralized control platform) used in our EV products, while the remaining or 60% of our research and development expenses was spent on the projects to develop EV related products and off road vehicle products that we initiated in the previous year.

Sales and Marketing

Selling and distribution expenses were $633,863 for the year ended December 31, 2015, compared to $1,345,588 for the year ended December 31, 2014 and $399,504 for the year ended December 31, 2013, representing a decrease of $711,725, or 52.9%, from 2014 and an increase of $234,359, or 58.7%, from 2013, respectively. Compared to the year 2014, the decrease was primarily attributable to the warranty expenses of $832,439 for repair and maintenance for charged for EV products during the year of 2014 while it was 103,850 in the year 2015. In addition, during the year 2014, we contracted a qualified third party to provide repair and maintenance services for the 1,620 Kandi 7001 series EV sedans we have sold.

General and Administrative

General and administrative expenses were $28,255,267 for the year ended December 31, 2015, compared to $14,058,548 for the year ended December 31, 2014 and $16,056,107 for the year ended December 31, 2013, representing an increase of $14,196,719 or 101.0%, from 2014 and an increase of $12,199,160, or 76.0%, from 2013, respectively. For the year ended December 31, 2015, general and administrative expenses included $22,379,220 in expenses for common stock awards to employees and consultants for their services, compared to $8,455,422 and $9,658,320 for the years ended December 31, 2014 and 2013, respectively. Excluding stock award costs, our net general and administrative expenses for the year ended December 31, 2015 were $5,876,047, an increase of $272,921, or 4.9%, compared to $5,603,126 for the year ended December 31, 2014,and a decrease of $521,740, or 8.2%, compared to $6,397,787 for the year ended December 31, 2013. Compared to the year 2014, this increase was primarily attributable to the increase of legal expense of $397,148 in the year 2015.

Interest Income

Interest income was $3,138,717 for the year ended December 31, 2015, compared to $1,701,121 for the year ended December 31, 2014 and $1,516,477 for the year ended December 31, 2013, representing an increase of $1,437,596 from 2014 and an increase of $1,622,240 from 2013. This increase was mainly due to an entrusted loan made to the JV Company starting from December 16, 2014, which generated approximately $1,457,389 interest income in 2015.

Interest Expense

Interest expense was $2,214,635 for the year ended December 31, 2015, compared to $3,480,646 for the year ended December 31, 2014 and $4,395,353 for the year ended December 31, 2013, representing a decrease of $1,266,011 from 2014 and a decrease of $2,180,718 from 2013. Compared to the year 2014, the decrease was mainly due to $1,262,691 of the bond interest expense recorded in 2014, which was none in 2015.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2015, the gain related to changes in the fair value of the derivative liability relating to the warrants issued to investors and placement agents was $8,519,295, compared to a gain of $6,531,308 for the year ended December 31, 2014 and a loss of $16,647,283 for the year ended December 31, 2013, an increase of $1,987,987 from 2014 and an increase of $25,166,578 from 2013, respectively. Compared to the year 2014, the gain on the changes in the fair value of derivative liability were due to 1) our stock price change from $14.01 on December 31, 2014 to $10.9 on December 31, 2015, and 2) a significant portion of warrant options expired in January 2015.

Government Grants

Government grants totaled $1,645,032 for the year ended December 31, 2015, compared to $288,498 for the year ended December 31, 2014 and $228,396 for the year ended December 31, 2013, representing an increase of $1,356,534, or 470.2% from 2014 or an increase of $1,416,636, or 620.3% from 2013, respectively. The increases were largely due to the subsidies we received from the Chinese government for the compensation of the Hainan facility relocation from Wanning city to Kaikou city and aslo the reward on new EV products development and industralization.

Share of Profit (Loss) of Associated Company

Investment losses were $0 in 2015, compared to a loss of $54,308 in 2014 and a loss of $69,056 in 2013, a decrease of $54,308 from 2014 and a decrease of $69,056 from 2013, respectively. This change was caused by the fact that we disposed the investment for an equity ownership of Jinhua Service Company in year 2014 and there was no loss in year 2015.

Share of Profit (Loss) after Tax of the JV Company

For the year ended December 31, 2015, the JV Company’s net sales were $362,715,996, gross income was $59,635,845, and net income was $23,323,128. We accounted for our investments in the JV Company under the equity method of accounting as we have 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit, or $11,661,564 for the year ended December 31, 2015. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $11,841,855 for the year ended December 31, 2015, compared to $4,490,266 for 2014, representing an increase in income of $7,351,589.

During the year of 2015, the JV Company’s revenues were primarily derived from the sales growth of EV products in the PRC with a total of 24,220 units sold during the year.

Other Income (Expense), Net

Net other income was $1,814,882 for the year ended December 31, 2015, compared to net other expense of $34,649 for the year ended December 31, 2014 and net other income of $676,257 for the year ended December 31, 2013, an increase in net other income of $1,849,531 from 2014 and an increase in net other income of $1,138,625 from 2013, respectively. The changes were primarily attributable to 1) a technology transfer income from the Company to the JV Company for $1,390,656 in the third quarter of 2015, 2) other income of $219,523 from battery sales as an agent for Zhejiang Shikong Electric Vehicles Co. Ltd., and 3) material sales income for $41,203.

Income Taxes

In accordance with the relevant tax laws and regulations of the PRC, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have 50% ownership interest in the JV Company, which has an applicable corporate income tax of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

As mentioned above, we qualified as a high technology company in China, and were entitled to pay a reduced income tax rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, our effective reduced income tax rate was 16.88% as compared to 18.4% in 2014. The combined tax benefit was 51.26% as compared to 60.38% in 2014. The actual effective income tax rate was 12.19% of the 2015 taxable corporate income as compared to 9.91% of the 2014 taxable corporate income.

Net Income (Loss)

We recorded net income of $14,665,495 for the year ended December 31, 2015, compared to net income of $12,271,338 for the year ended December 31, 2014 and net loss of $21,140,723 for the year ended December 31, 2013, an increase of $2,394,157, or 19.5%, from the year ended December 31, 2014 and an increase of $ 35,806,218 from the year ended December 31, 2013, respectively. The net income was primarily attributable to the increased revenue and gross profits, JV Company’s net profits, technology transfer income and the gain from the change in the fair value of warrant derivatives.

Excluding (i) the effects of stock award expenses, which were $22,379,220, $8,455,422 and 9,658,320 for the years ended December 31, 2015, 2014 and 2013 respectively, and (ii) the change of the fair value of financial derivatives, which were a gain of $8,519,295, a gain of $6,531,308 and a loss of 16,647,283 for the years ended December 31, 2015, 2014 and 2013, respectively, our net income (non-GAAP) was $ 28,525,420 for the year ended December 31, 2015 as compared to net income (non-GAAP) of $14,195,452 for the year ended December 31, 2014, an increase of $ 14,329,968 or 100.9%, and compared to net income (non-GAAP) of $5,164,880 for the year ended December 31,2013, an increase of $23,360,540 or 452.3% . The increase in such net income was primarily attributable to the increase of revenue and gross profits, JV Company’s net profits, and technology transfer income during the year of 2015.

We make reference to certain non-GAAP financial measures, i.e., the adjusted net income. Management believes that such adjusted financial result is useful for investors in evaluating our operating performance because it presents a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with the GAAP.

The following table summarizes our non-GAAP net income from continuing operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
	2015	2014	2013
GAAP net income (loss) from continuing operations	$14,665,495	$12,271,338	$(21,140,723)
Stock award expenses	22,379,220	8,455,422	9,658,320
Change of the fair value of financial derivatives	(8,519,295)	(6,531,308)	16,647,283
Non-GAAP net income (loss) from continuing operations	$28,525,420	$14,195,452	$5,164,880

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the year ended December 31, 2015, cash used in operating activities was $3,130,976, as compared to cash used in operating activities of $7,453,756 for the year ended December 31, 2014 and cash provided by operating activities of $14,687,446 for the year ended December 31, 2013. The major operating activities that provided cash for the year ended December 31, 2015 were net income of $14,665,495, an increase in accounts payable of $31,814,545 and a decrease in accounts receivable of $7,052,626. The major operating activity that used cash for the year ended December 31, 2015 was an increase in receivables from the JV Company of $28,519,360.

Cash used in investing activities for the year ended December 31, 2015 was $5,937,117, as compared to cash used in investing activities of $50,108,255 and $59,844,162 for the years ended December 31, 2014 and 2013, respectively. Cash provided by investing activities for the year ended December 31, 2015 was primarily the result of the repayment of notes receivable of $127,226,115. Cash used in investing activities for the year ended December 31, 2015 was primarily the result of the purchases of construction in progress of $1,128,443 and the issuance of notes receivable of $131,852,319.

Cash used by financing activities for the year ended December 31, 2015 was $2,578,164, as compared to cash provided by financing activities of $72,775,040 and $46,317,978 for the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities for the year ended December 31, 2015 was primarily the result of proceeds from short-term loans of $50,640,214, proceeds from notes payable of $13,781,830. Cash used in financing activities for the year ended December 31, 2015 was primarily the result of repayments of short-term loans of $47,595,391, repayments of notes payable of $15,398,471and placement of restricted cash of $4,006,346.

As of December 31, 2015, we had unrestricted cash of $16,738,559. Our total current assets were $190,867,027, and our total current liabilities were $130,949,874, which resulted in a net working capital of $59,917,153.

Working Capital

We had a working capital surplus of $59,917,153 at December 31, 2015, which reflected an increase from a working capital surplus of $39,202,684 as of December 31, 2014.

As of December 31, 2015, we had credit lines from commercial banks of $36,656,553. We believe that our cash flows generated internally may not be sufficient to support the growth in operations and to repay short-term bank loans for the next twelve (12) months. However, we believe our access to existing financing sources and established relationships with PRC banks will enable us to meet our obligations and fund its ongoing operations.

We have historically financed our operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. We believe this practice has been ongoing year after year and that short-term bank loans will be available with normal trade terms if needed.

As of December 31, 2015, the Company had stock warrants outstanding for 1,339,241 shares with the exercise price $9.72, which may provide further cash flow into the Company in the fiscal year 2016, depending on the stock prices and the warrant holders’ willingness to exercise the warrants.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the year ended December 31, 2015 were as follows:

Year Ended
December 31, 2015
(In Thousands)
Capital requirements
Purchase of plant and equipment	$827
Issuance of notes receivable	131,852
Long term investment	1,522
Repayments of short-term bank loans	47,595
Repayments of notes payable	15,398
Increase in restricted cash	4,006
Internal cash used in operations	3,131
Total capital Requirements	$204,331

Capital provided
Repayments of notes receivable	127,226
Disposal of land use rights	1,589
Disposal of construction in progress	1,128
Proceeds from short-term bank loan	50,640
Proceeds from notes payable	13,782
Decrease in cash	9,641
Total capital provided	$204,006

The difference between capital provided and capital required is mainly caused by the exchange rate changes over the past twelve months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$-	-	-	-	-

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	6,468,803	-	6,468,803	-	-

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$-	-	-	-	-

Total	$6,468,803	-	6,468,803	-	-

To build Hainan facility, the Company signed a contract to purchase the production line from Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for $60,837,556 and had paid $54,368,753 in 2014. As of December 31, 2015, we still had $6,468,803 outstanding for the rest payment as contractual obligations.

Short-term Loans:

Short-term loans are summarized as follows:

	December	December
	31,	31,
	2015	2014
Loans from China Ever-bright Bank
Interest rate up 18% based on the base rate (The current base rate for one-year loan is 7.08%, effective from March 1, 2015), paid off on May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	12,675,713
Interest rate 4.698% per annum, due October 28, 2016, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife.	12,013,492	-
Loans from China Ever-growing Bank
Interest rate up 20% based on the base rate (The current base rate for one-year loan is 7.20%, effective from March 1, 2015), paid off on April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	-	3,250,183
Loans from Hangzhou Bank
Interest rate 6.00% per annum, paid off on October 13, 2015, secured by the assets of the Company. Also see Note 14 and Note 15.	-	7,930,446
Interest rate 4.60% per annum, due October 13, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,516,134	-
Interest rate 6.00% per annum, paid off on July 9, 2015, secured by the assets of the Company. Also see Note 14 and Note 15.	-	11,733,160
Interest rate 4.82% per annum, due July 2, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,700,956	-
Interest rate 4.85% per annum, due July 12, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	3,419,225	-
Interest rate at 5.35% per annum, due March 23, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	6,006,746	-
	$36,656,553	$35,589,502

Guarantees and pledged collateral for third party bank loans

As of December 31, 2015 and 2014, we provided guarantees for the following third parties:

(1)      Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2015	2014
Zhejiang Kangli Metal Manufacturing Company.	$0	$4,875,274
Zhejiang Shuguang industrial Co., Ltd.	4,466,555	4,875,274
Nanlong Group Co., Ltd.	3,080,383	9,750,548
Kandi Electric Vehicles Group Co., Ltd.	50,056,216	0
Total	$57,603,154	$19,501,096

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of NGCL from March 15, 2016 to March 15, 2018 for NGCL's loan amount of $3,080,383 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20,2015,the Company entered into a guarantee contract to serve as the guarantor for the JV Company from July 20, 2016 to July 19,2018 for the bank loans of $11,551,434 from Bank of China with related loan period from July 20,2015 to July 19, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) from September 29, 2015 to September 28, 2018 for the bank loan amount of $4,466,555 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under these guarantee contracts, the Company agreed to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein.

On December 14,2015,the Company entered into a guarantee contract to serve as the guarantor for the JV Company from December 14,2016 to December 13,2018 for the bank loans of $38,504,782 from B China Import & Export Bank with related loan period from December 14,2015 to December 13,2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party bank loans

As of December 31, 2015 and 2014, none of our land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 for the years ended December 31, 2015 and 2014, in accordance with our management's judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $485,901 and $315,584 of decline in net realizable value of inventory for the year ended of December 31, 2015 and 2014 due to our provision for slow moving inventory.

Although we believe that there is little likelihood that the actual results will differ materially from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, we could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

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

The revenue recognition policies for our EV products, EV parts and legacy products including ATVs, go-karts and other products are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move further to reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. At the end of 2014, the RMB has already appreciated more than 10% since 2010. The RMB kept stable during the first half year of 2015.Starting from August 11, 2015, the RMB changed its trend of appreciation and started the depreciation compared to USD. As of December 31, 2015, the RMB exchange rate vs. USD was 6.49270, representing about 5.51% depreciated comparison to the exchange rate 6.15350 vs. USD as of December 31,2014. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

Interest Rate Risk

We had cash and cash equivalents and restricted cash totaling $32.9 million and notes receivable of $13.0 million as of December 31, 2015. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2015, we had $36.7 million of short-term bank loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expense generated from short-term bank loans. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 1.4%, 2.0% and 2.6% in 2015, 2014, and 2013, respectively. China's inflation rate in 2015 was near a six-year low and was well below the government's target of 3%. China's National Statistics Bureau said the fall was largely due to falling oil prices. While this rate declined in 2015 compared to the past two years, there may be further increased inflation in the future, which could have an adverse effect on our business.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Kandi Technologies Group, Inc

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. We have also audited the internal control over financial reporting of the Company as of December 31, 2015, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kandi Technologies Group, Inc. as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with US generally accepted accounting principles.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Hong Kong, China	/s/ AWC (CPA) Limited
March 14, 2016	Certified Public Accountants

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Current assets
Cash and cash equivalents	$16,738,559	$26,379,460
Restricted cash	16,172,009	13,000,731
Short term investment	1,613,727	-
Accounts receivable	8,136,421	15,736,805

Inventories (net of provision for slow moving inventory of 485,901 and 315,584 as of December 31, 2015 and December 31, 2014, respectively	17,773,679	15,403,840
Notes receivable	13,033,315	9,060,441
Other receivables	332,922	238,567
Prepayments and prepaid expense	181,534	120,761
Due from employees	34,434	34,475
Advances to suppliers	71,794	6,901,505
Amount due from JV Company, net	76,172,471	51,450,612
Amount due from related party	40,606,162	-
TOTAL CURRENT ASSETS	190,867,027	138,327,197

LONG-TERM ASSETS
Plant and equipment, net	20,525,126	26,215,356
Land use rights, net	12,935,121	15,649,152
Construction in progress	54,368,753	58,510,051
Long Term Investment	1,463,182	-
Investment in JV Company	90,337,899	83,309,095
Goodwill	322,591	322,591
Intangible assets	495,306	577,401
Other long term assets	154,019	162,509
TOTAL Long-Term Assets	180,601,997	184,746,155

TOTAL ASSETS	$371,469,024	$323,073,352

CURRENT LIABILITIES
Accounts payables	$73,957,969	$45,772,481
Other payables and accrued expenses	9,544,909	5,101,740
Short-term loans	36,656,553	35,589,502
Customer deposits	94,026	2,630,723
Notes payable	3,850,478	5,702,121
Income tax payable	624,276	1,835,685
Due to employees	9,423	15,787
Deferred taxes liabilities	2,374,924	230,864
Financial derivate - liability	3,823,590	2,245,610
Deferred income	13,726	-
Total Current Liabilities	130,949,874	99,124,513
LONG-TERM LIABILITIES
Deferred taxes liabilities	1,593,582	2,266,725
Financial derivate - liability	-	10,097,275
Total Long-Term Liabilities	1,593,582	12,364,000

TOTAL LIABILITIES	132,543,456	111,488,513

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,964,855 and 46,274,855 shares issued and outstanding at December 31,2015 and December 31,2014, respectively	46,965	46,275
Additional paid-in capital	212,564,334	190,258,037
Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at December 31,2015 and December 31,2014, respectively)	31,055,919	16,390,424
Accumulated other comprehensive income(loss)	(4,741,650)	4,890,103
TOTAL STOCKHOLDERS' EQUITY	238,925,568	211,584,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,469,024	$323,073,352

See notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

REVENUES, NET	$201,069,173	$170,229,006	$94,536,045

COST OF GOODS SOLD	172,649,955	146,825,073	72,793,517

GROSS PROFIT	28,419,218	23,403,933	21,742,528

OPERATING EXPENSES:
Research and development	3,482,511	2,755,637	3,728,730
Selling and marketing	633,863	1,345,588	399,504
General and administrative	28,255,267	14,058,548	16,056,107
Total Operating Expenses	32,371,641	18,159,773	20,184,341

INCOME(LOSS) FROM OPERATIONS	(3,952,423)	5,244,160	1,558,187

OTHER INCOME(EXPENSE):
Interest income	3,138,717	1,701,121	1,516,477
Interest expense	(2,214,635)	(3,480,646)	(4,395,353)
Change in fair value of financial instruments	8,519,295	6,531,308	(16,647,283)
Government grants	1,645,032	288,498	228,396
Share of profit (loss) in associated companies	-	(54,308)	(69,056)
Share of profit after tax of JV	11,841,855	4,490,266	(2,414,354)
Other income, net	1,814,882	(34,649)	676,257
Total other income, net	24,745,146	9,441,590	(21,104,916)

INCOME BEFORE INCOME TAXES	20,792,723	14,685,750	(19,546,729)

INCOME TAX EXPENSE	(6,127,228)	(2,414,412)	(1,593,994)

NET INCOME	14,665,495	12,271,338	(21,140,723)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(9,631,753)	(2,725,143)	2,112,902

COMPREHENSIVE INCOME(LOSS)	$5,033,742	$9,546,195	$(19,027,821)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	46,744,718	42,583,495	34,707,973
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	46,925,554	42,715,818	34,707,973

NET INCOME PER SHARE, BASIC	$0.31	$0.29	$(0.61)
NET INCOME PER SHARE, DILUTED	$0.31	$0.29	$(0.61)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Stock		Additional		Accumulated Other

	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

BALANCE AT DECEMBER 31, 2012	31,696,794	$31,697	$43,728,218	$25,259,809	$5,502,344	$74,522,068

Stock issuance and award	4,396,036	4,396	28,983,299	-	-	28,987,695

Warrant exercise	920,074	920	4,089,720	-	-	4,090,640

Deferred tax effect	-	-	(46,463)	-	-	(46,463)

Foreign currency translation	-	-	-	-	2,112,902	2,112,902

Net income	-	-	-	(21,140,723)	-	(21,140,723)

BALANCE AT DECEMBER 31, 2013	37,012,904	$37,013	$76,754,774	$4,119,086	$7,615,246	$88,526,119

Stock issuance and award	6,169,534	6,170	91,058,441	-	-	91,064,611

Warrant exercise	3,092,417	3,092	22,444,822	-	-	22,447,914

Deferred tax effect	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	(2,725,143)	(2,725,143)

Net income	-	-	-	12,271,338	-	12,271,338

BALANCE AT DECEMBER 31, 2014	46,274,855	$46,275	$190,258,037	$16,390,424	$4,890,103	$211,584,839

Stock issuance and award	690,000	690	22,306,297	-	-	22,306,987

Warrant exercise	-	-	-	-	-	-

Deferred tax effect	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	(9,631,753)	(9,631,753)

Net income	-
		-	-	14,665,495	-	14,665,495

BALANCE AT DECEMBER 31, 2015	46,964,855	$46,965	$212,564,334	$31,055,919	$(4,741,650)	$238,925,568

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$14,665,495	$12,271,338	$(21,140,723)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,788,780	5,571,465	7,708,923
Assets Impairments	194,366	-	355,876
Deferred taxes	1,446,345	1,579,855	876,255
Change in fair value of financial instruments	(8,519,295)	(6,531,308)	16,647,283
Loss (income) in investment in associated companies	-	54,308	69,056
Share of profit after tax of JV Company	(11,841,855)	(4,490,266)	2,414,354
Decrease in reserve for fixed assets	-	(302,023)	-
Stock Compensation cost	22,306,987	-	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	7,052,626	15,445,962	3,251,168
Inventories	(3,497,460)	(6,280,502)	(1,287,045)
Other receivables	(193,954)	315,071	(38,491)
Due from employee	(7,596)	5,139	10,797
Prepayments and prepaid expenses	6,664,779	(5,360,637)	(3,810,447)
Amount due from JV Company	(28,519,360)	(48,593,522)	(2,877,972)

Increase (Decrease) In:
Accounts payable	31,814,545	23,095,825	13,699,528
Other payables and accrued liabilities	5,300,095	2,694,689	(746,838)
Customer deposits	(2,496,382)	2,588,830	(254,151)
Income Tax payable	(1,039,187)	482,020	651,124
Due from related party	(42,249,905)	-	(841,251)

Net cash (used in ) provided by operating activities	$(3,130,976)	$(7,453,756)	$14,687,446

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(827,059)	(2,101,355)	(158,830)
(Purchases)/Disposal of land use rights and other intangible assets	1,589,165	(1,668,534)	-
(Purchases)/Disposal of construction in progress	1,128,443	(50,891,170)	(16,134)
Deposit for acquisition	-	-	(39,673,000)
Disposal of associated company	-	(96,299)	64,535,177
Issuance of notes receivable	(131,852,319)	(24,705,489)	(4,174,247)
Repayment of notes receivable	127,226,115	29,354,592	311,844
Long Term Investment	(1,522,411)	-	(80,668,972)
Short Term Investment	(1,679,051)	-	-
Cash acquired in acquisition	-	-	-

Net cash provided by (used in) investing activities	$(5,937,117)	$(50,108,255)	$(59,844,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(4,006,346)	(13,010,291)	16,135,044
Proceeds from short-term bank loans	50,640,214	48,306,743	52,918,845
Repayments of short-term bank loans	(47,595,391)	(46,517,604)	(52,596,170)
Proceeds from notes payable	13,781,830	18,718,944	83,251,992
Repayment of notes payable	(15,398,471)	(29,602,112)	(92,609,593)
Proceeds from bond payable	-	-	12,907,035
Repayment of bond payable	-	(13,011,917)	(12,907,035)
Fund raising through issuing common stock and warrants	-	78,358,991	26,387,498
Option exercise,stock awards & other financing	-	8,431,247	9,659,103
Warrant exercise	-	21,101,039	3,171,259
Common stock issued for acquisition, net of cost of capital	-	-	-

Net cash (used in) provided by financing activities	$(2,578,164)	$72,775,040	$46,317,978

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,646,257)	15,213,029	1,161,262
Effect of exchange rate changes on cash	2,005,356	(1,595,938)	(533,989)
Cash and cash equivalents at beginning of year	26,379,460	12,762,369	12,135,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	16,738,559	26,379,460	12,762,369

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	2,496,654	1,932,392	942,870
Interest paid	2,188,223	3,475,893	3,565,496

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

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has 50% interest. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds battery packing production rights (license), and supplies the battery pack to the JV Company (Defined below). It will not maintain the special-purpose vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles. According to the JV Agreement (defined below) Kandi is not allowed to produce EVs. To avoid the maintenance fee on this license, the Company plans to sell it to others. In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company (defined below).

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“Kandi Changxing”) in the Changxing (National) Economic and Technological Development Zone. Kandi Changxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Changxing.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, which is called “Micro Public Transportation”(“MPT”) program. The Company has 9.5% ownership interest in the Service Company through Kandi Vehicles.

In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in car sales business. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai.

In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. The company is mainly engaged in EV research and development, manufacturing and sales.

In November 2015, Hangzhou Puma Investment Management Co,. Ltd.(“Puma Investment”) was formed by the JV Company, which focuses on the investment and consulting service. The JV Company has 50% ownership interest in Puma Investment, and the Company, indirectly through its JV Company, has 25% economic interest in Puma Investment. The other 50% ownership is held by the Service Company.

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company, which focuses on the after-market service for the EV products sold. The JV Company has 100% ownership interest in JiHeKang Service Company, and the Company, indirectly through its JV Company, has 50% economic interest in JiHeKang Service Company.

In January 2016, Kandi Electric Vehicles (Hainan) Co., Ltd.(“Kandi Hainan”) was renamed from Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) which was originally formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013 and then was transferred to Haikou City in January 2016. Kandi Vehicles has 90% ownership in Kandi Hainan, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Hainan.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EV products, EV parts and off road vehicles. As part of its strategic objective to become a leading manufacturer of EV products and related services, the Company has increased its focus on pure EV related products with a particular emphasis on expanding its market share in China.

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $59,917,153 as of December 31, 2015, an increase of $20,714,469 from a working capital surplus of $39,202,684 as of December 31, 2014.

As of December 31, 2015, the Company had credit lines from commercial banks of $36,656,553. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

The Company has historically financed its operations through short-term commercial bank loans from PRC banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this practice has been ongoing year after year and that short-term bank loans remain available on normal trade terms if needed.

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

(iv)	Yongkang Scrou,a wholly-owned subsidiary of Kandi Vehicles;

(v)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

All inter-company accounts and transactions have been eliminated in consolidation.

Equity Method Investees;

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees.

(vi)	The JV Company, 50% owned subsidiary of Kandi Vehicles;

(vii)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(viii)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(ix)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(x)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(xi)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(xii)	Puma Investment, a 50%-owned subsiery of the JV Company. The Company, indirectly though its 50% ownership interest in the JV Company, has 25% economic interest.

(xiii)	JiHeKang Service Company, a wholly-owned subsidery of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest.

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

As of December 31, 2015, the Company’s assets, measured at fair value, on a recurring basis, subject to the disclosure requirements of ASC 820, were as follows:

	Fair Value Measurements at Reporting Date Using Quoted Prices in Carrying Value as of December 31, 2015	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$16,738,559	$16,738,559	-	-
Restricted cash	16,172,009	16,172,009	-	-
Warrants	$3,823,590	-	-	3,823,590

Cash and cash equivalents consist primarily of highly-rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account, some of which are used to secure short-term bank loans and notes payable. The original cost of these assets approximates fair value due to their short term maturity.

Warrants, which are accounted as liabilities, are treated as derivative instruments and are measured at each reporting date for their fair value using Level 3 inputs. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2015 and 2014, represented time deposits on account for earning interest income. As of December 31, 2015 and 2014, the Company’s restricted cash were $16,172,009, and $13,000,731, respectively, which reflects a one-year Certificate of Time Deposit (CD) with Hangzhou Bank Jinhua Branch and China Ever-bright Bank.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2015 and 2014, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If the loan default is probable, reasonably assured and the loss can be reasonably estimated, the Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company also receives Notes receivable from the JV Company to settle the accounts receivbles.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers, included advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2013, the Company recorded a significant prepayment made by the Company to a supplier Nanjing Shangtong (as defined in Note 16) as an advance of RMB 353 million ($54,368,753) and deposited by Kandi Wanning (renamed to Kandi Hainan in January 2016) to Nanjing Shangtong. As of December 31, 2014, the advance to Nanjing Shangtong was transferred to “construction-in-progress” as described in Note 16.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $3,482,511, $2,755,637 and $3,728,730 for the years ended December 31, 2015, 2014 and 2013, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the years ended December 31, 2015, 2014 and 2013, $1,645,032, $288,498 and $228,396, respectively, were received by the Company’s subsideries from the PRC government.

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

	December 31,	December 31,
	2015	2014
Period end RMB : USD exchange rate	6.49270	6.15350
Average RMB : USD exchange rate	6.24010	6.14821

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

The stock-based option expenses for the years ended December 31, 2015, 2014 and 2013 were $14,255,887, $0 and $0, respectively. See Note 21.

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

Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. As of December 31, 2015 and 2014, the Company determined that its goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of tradenames and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are straight-line amortized as of December 31, 2015 and 2014.

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

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

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

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company's major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales			Accounts Receivable
	Year	Year	Year
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Customers	2015	2014	2013	2015	2014	2013
Kandi Electric Vehicles Group Co., Ltd.	34%	-	-	46%	-	-
Kandi Electric Vehicles (Changxing) Co., Ltd.	22%	38%	-	1%	17%	-
Zhejiang Zuozhongyou Electric Vehicle Service Co., Ltd.	21%	-	-	38%	-	-
Kandi Electric Vehicles (Shanghai) Co., Ltd.	20%	23%	-	-	16%	-
Shanghai Maple Auto Co., Ltd	-	10%	23%	-	3%	47%

(b) Suppliers

The Company's material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Suppliers	2015	2014	2013	2015	2014	2013
Dongguan Chuangming Battery Technology Co., Ltd.	26%	-	-	15%	-	-
Zhejiang Tianneng Energy Technology Co., Ltd.	20%	-	-	24%	-	-
Zhejiang New Energy Auto System Co., Ltd.	13%	31%	33%	-	12%	12%
Shandong Henyuan New Energy Tech Co., Ltd.	7%	25%	-	14%	32%	-
Zhongju (Tianjin) New Energy Investment Co., Ltd.	-	11%	-	-	29%	-

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the years ended December 31, 2015, 2014 and 2013, the number of potentially dilutive common shares were 180,836, 132,323 and 0, respectively. The following table sets forth the computation of basic and diluted net income per common share:

		Years Ended
		December 31,
	2015	2014	2013
Net income	$14,665,495	$12,271,338	$(21,140,723)
Weighted average shares used in basic computation	46,744,718	42,583,495	34,707,973
Dilutive shares	180,836	132,323	-
Weighted average shares used in diluted computation	46,925,554	42,715,818	34,707,973

Earnings per share:
Basic	$0.31	$0.29	$(0.61)
Diluted	$0.31	$0.29	$(0.61)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable for the years ended December 31, 2015 and 2014 were summarized as follows:

	December 31,	December 31,
	2015	2014
Accounts receivable	$8,136,421	$15,736,805
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$8,136,421	$15,736,805

During the fiscal years ended December 31, 2015, 2014 and 2013, the Company sold products to Kandi USA Inc., a company that operates under the trade name of Eliteway Motorsports (“Eliteway”), amounting to $0, $2,981,944 and $6,906,807, respectively. As of December 31, 2015 and 2014, the outstanding receivable due from Eliteway were $0 and $620,410, respectively.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as a US importer of the Company's products. Mr. Hu Wangyuan is the adult son of Mr. Hu Xiaoming, the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2015 and 2014, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried out at arm's-length without any preferential terms when compared with other customers at the comparative order size or volume.

NOTE 11 - INVENTORIES

Inventories for the years ended December 31, 2015 and 2014 were summarized as follows:

	December 31,	December 31,
	2015	2014
Raw material	$8,509,421	$3,621,428
Work-in-progress	1,648,498	3,104,678
Finished goods	8,101,661	8,993,318
Total inventories	18,259,580	15,719,424
Less: provision for slowing moving inventories	(485,901)	(315,584)
Inventories, net	$17,773,679	$15,403,840

NOTE 12 - NOTES RECEIVABLE

Notes Receivable for the years ended December 31, 2015 and 2014 were summarized as follows:

	December 31,	December 31,
	2015	2014
Notes receivable from unrelated companies:
Due September 30, 2016, interest at 7.2% per annum	$10,578,574	$8,117,888
Bank acceptance notes	2,454,741	942,553

Notes receivable	$13,033,315	$9,060,441

Notes receivable are unsecured.

Details of Notes Receivable as of December 31, 2015 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement

1	10,578,574	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due

2	1,871,332	Kandi Electric Vehicles Group Co., Ltd.	Joint venture of the Company	Payments for sales	Not due

3	59,744	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

4	523,665	Zhuhai Enpower electrical Limited	No relationship beyond loan	Payments for sales	Not due

Details of Notes Receivable as of December 31, 2014 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	8,117,888	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	406,273	Kandi Changxing	Subsidiary of the JV Company	payment for sales	Not due
3	455,025	Kandi Shanghai	Subsidiary of the JV Company	payment for sales	Not due
4	81,255	Kandi Jinhua	Subsidiary of the JV Company	payment for sales	Not due

NOTE 13 AMOUNT DUE FROM RELATED PARTY

The details for amount due from related parties as at the end of 2015 and 2014 were as below:

	2015	2014
Eliteway	$-	$620,410*
Service Company	40,606,162	-
Total due from related party	$40,606,162	$620,410

*This amount was included in Accounts Receivble in the Company's Annual Report on Form 10-K filed on March 16, 2015. Please also refer to NOTE 10.

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as an US importer of the Company's products. Mr. Hu Wangyuan is the adult son of Mr. Hu Xiaoming, the Company's Chairman and Chief Executive Officer. For the year ended December 31, 2015, 2014 and 2013, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

The Company has 9.5% ownership of Service Company and the Chairman and CEO of the Company, Mr.Hu, has 13% ownership of Service Company. The main transactions between the Company and the Service Company are those the Service Company bought battery for the speed upgrade and EV parts for repairing and maintenance for its operating electric vehicles.

NOTE 14 – PLANT AND EQUIPMENT

Plant and equipment for the years ended December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
At cost:
Buildings	$13,883,211	$14,492,949
Machinery and equipment	7,804,097	7,916,281
Office equipment	395,328	283,494
Motor vehicles	335,227	355,547
Moulds	32,931,740	34,523,167
	55,349,603	57,571,438
Less : Accumulated
depreciation
Buildings	$(3,755,582)	$(3,480,417)
Machinery and equipment	(7,108,925)	(7,371,047)
Office equipment	(249,378)	(220,944)
Motor vehicles	(271,495)	(254,331)
Moulds	(23,385,363)	(19,972,647)
	(34,770,743)	(31,299,386)
Less: provision for impairment
	(53,734)	(56,696)
for fixed assets
Plant and equipment, net	$20,525,126	$26,215,356

As of December 31, 2015 and 2014, the net book value of plant and equipment pledged as collateral for the Company's bank loans were $9,949,661 and $10,816,480, respectively.

Depreciation expenses for the years ended December 31, 2015, 2014 and 2013 were $5,322,613, $5,110,681 and $7,273,260, respectively.

NOTE 15 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December	December
	31,	31,
	2015	2014
Cost of land use rights	$15,276,957	$17,786,170
Less: Accumulated amortization	(2,341,835)	(2,137,018)
Land use rights, net	$12,935,122	$15,649,152

As of December 31, 2015 and 2014, the net book value of the land use rights pledged as collateral for the Company's bank loans were $9,512,598 and $9,665,834 respectively. Also see Note 17.

The amortization expense for the years ended December 31, 2015, 2014 and 2013 were $384,072, $378,689 and $353,568, respectively.

Amortization expense for the next five years and thereafter is as follows:

2016 (twelve months)	$384,072
2017	384,072
2018	384,072
2019	384,072
2020	384,072
Thereafter	11,014,762
Total	$12,935,122

NOTE 16 - CONSTRUCTION-IN-PROGRESS

As of December 31, 2015, a total amount of advances to a supplier of RMB 353,000,000, or $54,368,753, made by Kandi Hainan to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases was included in Construction in Process (“CIP”). None of the CIP was transferred to property, plant and equipment as of December 31, 2015.

Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility will be reallocated from Wanning City to Haikou City. In addition, all related expenses and assets disposal caused by the relocation were compensated by the local government.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of December 31,2015 is as follow:

	Total CIP as of
	December 31,	Contracted but	Total contract
	2015	not provided for	amount
Kandi Hainan facility	$54,368,753	$6,468,803	$60,837,556
Total	$54,368,753	$6,468,803	$60,837,556

As of December 31, 2015 and 2014, the Company had CIP amounting to $54,368,753 and $58,510,051, respectively.

No interest expense has been capitalized for CIP for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 17 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2015	2014
Loans from China Ever-bright Bank
Interest rate up 18% based on the base rate (The current base rate for one-year loan is 7.08%, effective from March 1, 2015), paid off on May 11, 2015, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming, Nanlong Group Co., Ltd. and Zhejiang Mengdeli Electric Co., Ltd.	-	12,675,713
Interest rate 4.698% per annum, due October 28, 2016, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife.	12,013,492	-
Loans from China Ever-growing Bank
Interest rate up 20% based on the base rate (The current base rate for one-year loan is 7.20%, effective from March 1, 2015), paid off on April 22, 2015, guaranteed by Mr. Hu Xiaoming, Ms. Ling Yueping, and Zhejiang Shuguang industrial Co., Ltd.	-	3,250,183
Loans from Hangzhou Bank
Interest rate 6.00% per annum, paid off on October 13, 2015, secured by the assets of the Company. Also see Note 14 and Note 15.	-	7,930,446
Interest rate 4.60% per annum, due October 13, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,516,134	-
Interest rate 6.00% per annum, paid off on July 9, 2015, secured by the assets of the Company. Also see Note 14 and Note 15.	-	11,733,160
Interest rate 4.82% per annum, due July 2, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,700,956	-
Interest rate 4.85% per annum, due July 12, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	3,419,225	-
Interest rate at 5.35% per annum, due March 23, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	6,006,746	-
	$36,656,553	$35,589,502

The interest expense of the short-term bank loans for the years ended December 31, 2015, 2014 and 2013 were $2,176,092, $3,480,646 and $2,302,389, respectively.

As of December 31, 2015, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

As of December 31, 2014, the aggregate amount of short-term loans that was guaranteed by various third parties was $15,925,896:

     - $12,675,713 was guaranteed by Zhejiang Mengdeli Electric Co Ltd (“ZMEC”);

     - $3,250,183 was guaranteed by Zhejiang Shuguang industrial Co., Ltd., whose bank loan of $4,875,274 was guaranteed by the Company. Also see Note 25; and

     - $12,675,713 was guaranteed by Nanlong Group Co., Ltd., whose bank loans of $9,750,548 was guaranteed by the Company. Also see Note 25.

It is a common business practice among companies in the region of the PRC to exchange guarantees for bank debt with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks, as in these cases.

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

Notes payable for December 31, 2015 ande 2014 were summarized as follows:

	December	December
	31,	31,
	2015	2014
Bank acceptance notes:
Due April 30, 2015	$-	4,062,729
Due May 4, 2015	-	826,846
Due June 2, 2015	-	812,546
Due May 12, 2016	2,310,287	-
Due June 17, 2016	1,540,191	-
Total	$3,850,478	5,702,121

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit.

All the bank acceptance notes do not bear interest, but are subject to bank’s charges of 0.05% of the principal as commission on each transaction. Bank charges for notes payable were $6,891, $9,359 and $21,136 in 2015, 2014 and 2013, respectively.

$3,850,478 and $0 were held as collateral for the notes payable at December 31, 2015 and 2014.

NOTE 19 – BOND PAYABLE

On December 27, 2013, the Company issued the bond of RMB 80,000,000, or $13,000,731, to China Ever-bright Securities Co. Ltd.(“Ever-bright Securities”) and CITIC Securities Company Limited. The term of this bond was three years, and the material terms of this bond were similar to the terms of the bond the Company issued to Ever-bright Securities in 2012 which was repaid in August 2013, except that the interest rate was reduced to 11.5% . Bond interest is payable on December 27 in each of 2014, 2015 and 2016. In October 2014, the Company repaid, without a prepayment penalty, all principal and interest to Ever-bright Securities and CITIC Securities Company Limited. For the year ended December 31, 2014, interest expense of $1,262,691 was paid.

There was no bond payable as of December 31, 2015 and 2014, respectively.

NOTE 20 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, the Kandi Vehicle, qualified as a high technology company in China, was entitled to pay a reduced income tax rate of 15%. The applicable corporate income tax rate of each of the Company’s three subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the JV Company and its subsidiaries and the Service Company was 25%.

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 16.88% . The combined tax benefits were 51.26% . The actual effective income tax rate was reduced from 25% to 12.19% of the 2015 taxable corporate income.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which should reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that recorded all sales on a “State provided official invoices” reporting system, the Company is reporting the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopted U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) creates a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported elsewhere on the report.

Effective January 1, 2007, the Company adopted ASC 740, Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2015, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2015 due to the net operating loss in 2015 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	For the Years Ended
		December 31,

	2015	2014	2013
Current:
Provision for CIT	$6,127,228	$2,414,412	$1,593,994
Provision for Federal Income Tax	-	-	-
Deferred:
Provision for CIT	-	-	-
Income tax expense (benefit)	$6,127,228	$2,414,412	$1,593,994

The Company's income tax expense differs from the “expected” tax expense for the years ended December 31, 2015, 2014 and 2013 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	For the Years Ended
	December 31,
		(Unaudited)
	2015	2014	2013

Computed “expected” expense	$(4,013,791)	$929,405	$(1,381,713)
Favorable tax rate	(912,548)	(611,672)	(1,378,429)
Permanent differences	3,408,181	(929,318)	361,230
Valuation allowance	7,645,386	3,025,997	3,992,906
Income tax expense (benefit)	$6,127,228	$2,414,412	$1,593,994

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2015, 2014 and 2013 are summarized as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$(272,953)	$(80,016)	$47,224
Subtotal	(272,953)	(80,016)	47,224

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the	290,850	(26,226)	(33,518)
PRC State Administration of Taxation
Other	(2,392,821)	(124,622)	0
Subtotal	(2,101,971)	(150,848)	(33,518)

Total deferred tax assets (liabilities) – current portion	(2,374,924)	(230,864)	13,706

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(353,115)	(551,697)	81,076
Loss carried forward	7,645,386	3,025,997	3,992,906
Valuation allowance	(7,645,386)	(3,025,997)	(3,992,906)
Subtotal	(353,115)	(551,697)	81,076

Deferred tax liabilities:
Accumulated other comprehensive gain	(1,240,467)	(1,715,028)	(1,009,477)
Subtotal	(1,240,467)	(1,715,028)	(1,009,477)

Total deferred tax assets – non-current portion	(1,593,582)	(2,266,725)	(928,401)

Net deferred tax assets (liabilities)	$(3,968,506)	$(2,497,589)	$(914,695)

(b) Tax Holiday Effect

For the years ended December 31, 2015, 2014 and 2013, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2015, 2014 and 2013.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Years Ended
	December 31,
		(Unaudited)
	2015	2014	2013
Tax benefit (holiday) credit	$912,548	$611,672	$1,378,429
Basic net income per share effect	$0.020	$0.010	$0.040

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

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00% .

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2014	326,660	$1.01
Granted	-	-
Exercised	(226,660)	0.8
Cancelled	(100,000)	1.5
Outstanding as of January 1, 2015	-	-
Granted	4,900,000	9.72
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2015	4,900,000	$9.72

The fair value per share of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis. In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”), which will expire on July 1, 2016, with a fair value of $4.23 per share.

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

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016, amoung these warrants, 44,783 share were exercised in January 2016 and the rest warrant shares were expired and no ererise. As of December 31, 2015, the fair value of the Fourth Round Warrants was $1.39 per share.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”). As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share,which was adjusted to as exercise price of $9.72 per share in December 2015 due to its financial consulting service. The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of December 31, 2015, the fair value of the Fifth Round Warrants was $2.62 per share and the fair value of the Fifth Round Placement Agent Warrants was $2.84 per share.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of the year of 2014. The compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employees as year 2014 performance awards. The number of shares of common stock granted under the Plan with respect to fiscal 2015 was 670,000 shares based on the Non-GAAP Net Income of the year of 2015.

NOTE 23 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

		December 31,	December 31,
	Remaining useful life	2015	2014
Gross carrying amount:
Trade name	6 years	$492,235	$492,235
Customer relations	6 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(186,069)	$(135,323)
Customer relations		(114,946)	(83,597)
		(301,015)	(218,920)
Intangible assets, net		$495,306	$577,401

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $82,095, $82,095 and $82,095 for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2016	$82,095
2017	82,095
2018	82,095
2019	82,095
2020	82,095
Thereafter	84,831
Total	$495,306

NOTE 24 – SUMMARIZED INFORMATION OF INVESTMENT IN THE JV COMPANY

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company has a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. In August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co,. Ltd.(“Puma Investment”) was formed by the JV Company. The JV Company has 50% ownership interest in Puma Investment and the Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest in Puma Investment.In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang Service Company and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang Service Company.

As of the year ended December 31, 2015, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; and (5) 100% interest in Kandi Jiangsu;(6) 100% interest in JiHeKang Service; and (7) 50% interest in Puma Investment.

The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the year Ended December 31, 2015 and 2014 included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Years ended
		December 31,
	2015	2014	2013
Condensed income statement information:
Net sales	$362,715,996	$215,537,203	$15,212,347
Gross income	59,635,845	41,889,144	(1,279,914)
% of net sales	16.4%	19.4%	-8.4%
Net income	23,323,128	7,526,164	(3,020,756)
% of net sales	6.4%	3.5%	-19.9%
Company’s equity in net income of JV	$11,661,564	$3,763,082	$(1,510,378)

	Three months ended
		December 31,
	2015	2014	2013
Condensed income statement information:
Net sales	$164,750,714	$88,773,410	$15,212,347
Gross income	27,677,165	27,944,246	(1,279,914)
% of net sales	16.8%	31.5%	-8.4%
Net income	19,322,347	743,892	(2,780,723)
% of net sales	11.7%	0.8%	-18.3%
Company’s equity in net income of JV	$9,661,173	$371,946	$(1,390,362)

	December 31,	December 31,
	2015	2014
Condensed balance sheet information:
Current assets	$455,368,595	$262,543,256
Noncurrent assets	191,145,583	194,229,114
Total assets	$646,514,178	$456,772,370
Current liabilities	429,487,683	280,779,432
Noncurrent liabilities	36,348,514	9,006,787
Equity	180,677,981	166,986,151
Total liabilities and equity	$646,514,178	$456,772,370

For the year ended December 31, 2015, the JV Company’s revenues were $362,715,996, an increase of 68.28% from $215,537,203 for the year ended December 31, 2014. For the three months ended December 31, 2015, the JV Company’s revenues were $164,750,714, an increase of 85.59% from $88,773,410 for the three months ended December 31, 2014. The revenue was primarily derived from the sales of EV products in the PRC with a total of 24,220 units sold during the year 2015, among which, a total of 12,100 units of EV products were sold during the three months ended December 31, 2015. The growth of sales of EV products was mainly driven by the demand from the MPT program. For the year ended December 31, 2015, the JV Company recorded a net profit of $23,323,128 as compared to $7,526,164 for the year ended December 31, 2014. For the three months ended December 31, 2015, the JV Company recorded a net profit of $19,322,347 as compared to $743,892 for the three months ended December 31, 2014. As the Company only has 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included equity income from the JV Company during such periods, which were a share of profit of $11,661,564 and $3,763,082 for the years ended December 31, 2015 and 2014, respectively.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the year ended December 31, 2015 and 2014 are as follows:

	Years ended
	December 31,
	2015	2014
Investment in JV Company, beginning of the period,	$83,309,095	$79,331,930
Share of profit	11,661,564	3,763,082
Intercompany transaction elimination	(1,135)	(184,138)
Year 2014 unrealized profit realized	181,426	911,322
Exchange difference	(4,813,051)	(513,101)
Investment in JV Company, end of the period	$90,337,899	$83,309,095

Sales to the Company’s customers, the JV Company and its subsidiaries, for the year ended December 31, 2015 were $152,247,082 or 76% of the Company’s total revenue for the year, an increase of 29.3% of the sales to the JV Company from the previous year. Sales to the JV Company and its subsidiaries for the three months ended December 31, 2015 were $45,787,956 or 78% of total revenue for that three months period. The sales to the JV Company and its subsidiaries were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, the breakdown of the sales to the JV Company and its subsideries as follows:

	Years ended
	December 31,
	2015	2014
JV Company	$67,729,570	$-
Kandi Changxing	44,019,899	65,342,342
Kandi Shanghai	39,708,548	39,412,740
Kandi Jinhua	789,065	12,952,070
Total sales to JV	$152,247,082	$117,707,152

The following tables summarize the effects of transactions including sales and purchases with JV:

	Years ended
	December 31,
	2015	2014
Sales to JV	$152,247,082	$117,707,152
Purchase from JV	$55,179	$356,609

As of the years ended 2015 and 2014, the amount due from the JV Company and its subsidieries, net was $76,172,471 and $51,450,612, respectively, of which the majority was the balances with the JV Company, Kandi Jinhua, Kandi Changxing and Kandi Shanghai. The breakdown was as below:

	December 31,	December 31,
	2015	2014

Kandi Shanghai	$(4,488,379)	$6,978,618
Kandi Changxing	3,249,445	7,359,202
Kandi Jinhua	6,218,177	12,736,420
Kandi Jiangsu	11,453	-
JV Company	71,181,775	24,376,372
Consolidated JV	$76,172,471	$51,450,612

Within the receivables from the JV Company, the $23,102,869 was a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2015 to June 15, 2016 carrying an annual interest rate determined by using the People's Bank of China floating benchmark lending rate on the date of withdraw plus 5% of that rate. The rate will not be adjusted after the withdraw during the lending period, which was 8.7% . The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 25 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of December 31, 2015 and 2014, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2015	2014
Zhejiang Kangli Metal Manufacturing Company.	$0	$4,875,274
Zhejiang Shuguang industrial Co., Ltd.	4,466,555	4,875,274
Nanlong Group Co., Ltd.	3,080,383	9,750,548
Kandi Electric Vehicles Group Co., Ltd.	50,056,216	0
Total	$57,603,154	$19,501,096

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd.(“NGCL”) from March 15, 2016 to March 15, 2018 for NGCL's loan amount of $3,080,383 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15,2016.NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from July 20, 2016 to July 19, 2018 for the bank loans of $11,551,434 from Bank of China with related loan period from July 20, 2015 to July 19, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) from September 29, 2015 to September 28, 2018 for the bank loan amount of $4,466,555 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from December 14, 2016 to December 13, 2018 for the bank loans of $38,504,782 from China Import & Export Bank with related loan period from December 14, 2015 to December 13, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

(2) Pledged collateral for a third party's bank loans

As of December 31, 2015 and 2014, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 26 – SEGMENT REPORTING

The Company has only one single operating segment. The Company's revenue and long-lived assets are primarily derived from and located in the PRC. The Company only operates in China.

The following table sets forth revenues by geographic area:

	Years Ended December 31
	2015		2014		2013
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,713,441	2%	$8,629,824	5%	$9,301,755	10%
China	196,355,732	98%	161,599,182	95%	85,234,290	90%
Total	$201,069,173	100%	$170,229,006	100%	$94,536,045	100%

NOTE 27 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties during the years of 2015, 2014 and 2013:

	2015	2014	2013

Eliteway	$-	$2,981,944	$6,906,807
Service Company	42,032,060	-	-
Total	$42,032,060	$2,981,944	$6,906,807

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as an US importer of the Company's products. Mr. Hu Wangyuan is the adult son of Mr. Hu Xiaoming, the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2015, 2014 and 2013, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

The Company has 9.5% ownership of the Service Company and Mr.Hu, Chairman and CEO of the Company, has 13% ownership of the Service Company. The main transactions between the Company and the Service Company is that the Service Company needs to buy battery for the speed upgrade and also EV parts for the repairing and maintenance for its operating electric vehicles.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2015. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

Management conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management's evaluation under the 2013 COSO framework, management concluded that the Company's internal controls over financial reporting were effective as of December 31, 2015.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, AWC (CPA) Limited, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

There had been no changes in the Company's internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company's board of directors (the “Board of Directors”) as of December 31, 2015:

Name	Age	Position	Served From
Hu Xiaoming	59	Chairman of the Board, President and Chief Executive Officer	June 2007
Wang Cheng (Henry)	43	Chief Financial Officer, Director	May 2015
Chen Liming (1), (2), (3)	79	Director (Independent)	May 2012
Qian Jingsong	55	Director	January 2011
Ni Guangzheng (2), (3)	77	Director (Independent)	November 2010
Jerry Lewin (1)	61	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	62	Director (Independent)	July 2011

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Wang Cheng (Henry) was appointed as Chief Financial Officer, effective May 1, 2015, and was elected as a director of the Company on May 20, 2015. Mr. Wang has over 20 years of international financial management experience. Before joining the Company, Mr. Wang served as the CFO for Shanghai Always Marketing Service Co., LTD., one of the largest field marketing service agencies in China, leading its procurement and finance departments since May 2014. Prior to that, Mr. Wang worked for Renesola Ltd. (NYSE: SOL), an international leading brand and technology provider of green energy products, initially as Vice President of Finance since January 2010, ascending to the CFO in July 2011. Mr. Wang holds both certifications as Certified Public Accountants ("CPA") in China and Certified Internal Auditor ("CIA"). He earned a master's degree in Law from Renmin University of China and Master of Business Administration from the Open University of Hong Kong.

Qian Jingsong was appointed as a director of the Company on January 31, 2011. In addition, since October 2009, Mr. Qian has served as Deputy General Manager of Zhejiang Kandi Vehicles Co. Ltd., our wholly-owned operating subsidiary. Prior to joining the Company, from October 2006 to October 2009, Mr. Qian served in multiple capacities for Chery Karry Automobile, including Head of the Engineering Construction Group (2006-2007), Vice Manager of the Q21 Project (2007), Assistant General Manager of the Production Management and Integrated Management Departments (2007-2009). During his tenure at Chery Karry Automobile, Mr. Qian was in charge of quality assurance and participated in strategy, planning and product development work for Chery mini-cars. From August 1999 to September 2006, Mr. Qian served as Deputy General Manager and Executive General Manager of Anhui Huayang Auto Manufacturing Co., LTD, where he oversaw technical improvement, product development, administrative personnel, and external affairs. Mr. Qian received a degree in Automation from the Aerospace Staff University in Nanjing, China in 1983.

Ni Guangzheng was appointed as a director of the Company in November 2010. Mr. Ni is a permanent member of the Chinese Society of Electrical Engineering, and, since 1998, has served as the Deputy Director of Technical Committee & Director of EV Research Institute of National ERC of Power Electronic Technology. Mr. Ni has extensive experience in the electro-technical and electrical engineering area. Mr. Ni has served as: Head of Department of Electrical Engineering at Zhejiang University (1994 to 1998), Deputy Director of Electro-technical Theory Committee of China Electro-Technical Society (1989 to 1993), Director of the National ERC of Power Electronic Technology (1996 to 1998) and Deputy Director of the Large Electrical Machine Committee of Chinese Society of Electrical Engineering (1997 to 1999). Mr. Ni received his bachelor degree in electrical machine and a master’s degree in Electro-technology theory from Xian Jiaotong University.

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin became Senior Vice President of Field Profitability Globally in January of 2015. In his new responsibilities he and his team are to move the company forward with new initiatives to be the best operator in the Hospitality Industry. During the past year we have seen exciting growth in the projects which will be scaled throughout the company. Prior to this promotion, he served as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing the hotels in North American continent. Mr. Lewin has been with Hyatt since 1987. In his past capacity as Senior Vice President of Operation Lewin supervised a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Lewin serves as a member of the Hyatt Hotels Corporation’s Managing Committee and sits on the board of directors of the New York City Hotel Association. Since July 2009, Mr. Lewin has served as a director of several companies in the past. Lewin currently serves as the President of the New York Law Enforcement Foundation and as the President of the NY State Troopers PBA Signal 30 Fund. Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas. Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University.

Henry Yu was appointed as a director of the Company on July 1, 2011. In October of 2015, Henry joined Asian Investors Consortium as an Executive Director. Asian Investors Consortium of Asia invests in projects in Greater China and in Asia Pacific. Henry is also a Senior Advisor to ChinaPlus Capital Ltd of Shanghai, a company that focuses on bridging US/China business. Yu, a seasoned banker of about 34 years, has had an excellent banking career covering domestic banking and global business. He was Managing Director of the Global Financial Institutions of Fifth Third Bank from 2012-September of 2015. Previous affiliation included Bank of America in HK, Comerica Bank, National City Bank, SunTrust Bank, Standard Chartered Bank China, and East West Bank. Henry is a well-rounded banker having been involved in Investment Banking, Commercial and International Multinational Lending, Treasury Management, Credit Administration, Compliance, Foreign bank relationship management, Trade Finance, and Global Supply Chain. From 2003 through 2007, Yu held Series 7 and 62 Certification from the Financial Industry Regulatory Authority. Henry Yu is also an avid volunteer promoting U.S./China and U.S./Emerging Markets business relationships and transactions. Through Henry’s 25 plus years of coverage on Emerging Markets, Asia, and in particular Greater China, he is a frequent speaker and lecturer on Asian/U.S./China business to universities in Georgia (Emory University, Georgia Tech, Georgia State University, Kennesaw State University, Georgia Perimeter College), and universities in China, namely Sichuan University, Suzhou Institute, Jiliang University, and Jinan University. Henry chairs the Advisory Board of the National Association of Chinese-Americans, and is a member of the Global Commerce Council of the Metro Atlanta Chamber. A believer in education and mentorship, Henry sits on the Asian Studies Board of Kennesaw State University, a member of Georgia State University’s China Task Force, and Trustee of Georgia Perimeter College’s Foundation Board. Henry is also President of the Hong Kong Association of Atlanta, and works closely with the NYC Office of the HK Economic & Trade Office in NYC. Henry received his BA degree in Economics in 1978 from the University of Michigan and MBA in Finance from the University of Detroit in 1980. Married to wife Elaine, the Yu’s have daughters Amanda and Vivian.

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

Family Relationships

No family relationships existed among any of our directors or executive officers.

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

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our “Code of Business Conduct and Ethics” is included as exhibit 14.1 to our annual report on Form 10-K filed on March 16, 2015. A copy of our “Code of Business Conduct and Ethics” will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People's Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://www.kandivehicle.com/default.aspx

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2015, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following:(i) Hu Xiaoming did not file on time the Form 4 after being issued 100,000 shares on June 7, 2015; (ii) Zhu Xiaoying did not file on time the Form 4 after being issued a total of 60,000 shares on April 23 and July 6, 2015, and 400,000 stock options on May 27, 2015; (iii) Henry Yu did not file on time the Form 4 after being issued a total of 15,000 shares on February 2, 2015, August 17, 2015 and February 1, 2016; (iv) Jerry Lewin did not file on time the Form 4 after being issued a total of 15,000 shares on February 2, 2015, August 17, 2015 and February 1, 2016; and (v) Qian Jinsong did not file on time the Form 4 after being issued 500,000 stock options on May 27, 2015 and being issued 40,000 shares on April 23, 2015, and the sold of 31,000 shares on June 18, 2015. As of the date of this report, all of the filings mentioned above have been made.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2015, 2014 and 2013, by those individuals who served as our Chief Executive Officer or Chief Financial Officer during any part of fiscal year 2015 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2015. The individuals listed in the table below are referred to as the “named executive officers.”

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Name and Principal Position	Year	($)	($)	($)(4)	($)(5)	($)	($)	($)		($)

Hu Xiaoming (1)	2015	$29,076	-	$1,195,000	2,618,428	-	-	-		$3,842,504

CEO, President and	2014	$29,277	-	$1,195,000	-	-	-	-		$1,224,277

Chairman of the Board	2013	$32,268	-	$1,428,945	-	-	-	-		$1,461,213

Wang Cheng (2)	2015	$80,717		$77,675	1,454,682	-	-	-	$
			-							1,613,074
CFO, Director	2014	$-	-	$-	-	-	-	-		$-

	2013	$-	-	$-	-	-	-	-		$-

Zhu Xiaoying (3)	2015	$26,844	-	$119,500	1,163,746	-	-	-		$1,310,090

CFO, Director	2014	$19,518	-	$717,000	-	-	-	-		$736,518

	2013	$24,201	-	$857,365	-	-	-	-		$881,566

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Mr. Wang was appointed as CFO of the Company on May 1, 2015.

(3)	Ms.Zhu was appointed as CFO of the Company on June 29, 2007 and has resigned from her position on April 30, 2015.

(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

(5)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2015, the primary components of our executive compensation programs were base salary and equity compensation.

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

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of the year of 2014. The compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. The number of shares of common stock granted under the Plan with respect to fiscal 2015 was 670,000 shares based on the Non-GAAP Net Income of the year of 2015.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior staff. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2015, no option shares are exercised. The granted stock option to the directors and officers are as below:

Name	stock options

Hu Xiaoming	900,000

Wang Cheng(Henry)	500,000

Qian Jingsong	500,000

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2015, by those individuals who served as our named executive officers during any part of fiscal year 2015.

Name	Number of Securities underlying Unexercised Options(#) Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Hu Xiaoming (1)(4)	-	-	900,000	$9.72	5/28/2025	-	-	-	-

Wang Cheng (2)(4)	-	-	500,000	$9.72	5/28/2025	-	-	-	-

Zhu xiaoying (3)	-	-	400,000	$9.72	5/28/2025	-	-	-	-
_______________
(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Henry Wang was appointed as CFO of the Company on May 1, 2015.
(3)	Ms.Zhu was appointed as CFO of the Company on June 29, 2007 and has resigned from her position on April 30, 2015.
(4)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers. The agreements provide an annual salary for Mr. Hu and Mr. Wang Cheng (Henry), with bonus to be decided at the discretion of our Board at the year-end. The employment agreements for Mr. Hu has a three (3) year term, ending on June 9, 2017, and the employment agreements for Mr. Wang Cheng (Henry) has a three (3) year term, ending on April 30, 2018.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2015 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ni Guangzheng	$9,615	-	-	-	-	-	$9,615

Qian Jingsong	$-	478,000	1,454,682	-	-	-	$1,932,682

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$9,615	-	-	-	-	-	$9,615
_______________
(1)

The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during fiscal year ended December 31, 2015, in accordance with ASC Topic 718. On December 30, 2013, the Compensation Committee and the Board of Directors approved the grant of common stock to certain executive officers and directors of the Company. The grant date fair value of each share of common stock awarded was $11.95.

(2)

In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 5,000 (approximately $801) starting 2014.; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $801) starting 2014.

In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001. As of December 31, 2015, 40,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.

The aggregate number of stock options and restricted outstanding, as of December 31, 2015, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted
		stock
Qian Jingsong	500,000	0
Henry Yu	0	40,000
Chen Liming	0	0
Ni Guangzheng	0	0
Jerry Lewin	0	40,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 7, 2016, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 47,019,638 shares of our Common Stock issued and outstanding on March 7, 2016.

		Amount and Nature
Title of Class	Name of Beneficial Owner	of Beneficial	Percent of Class
		Ownership
Common Stock	Excelvantage Group Limited(3)	12,000,000(1)	25.52%
Common Stock	Hu Xiaoming	13,038,077(2)	27.73%
Common Stock	Wang Cheng(Henry)	0	*
Common Stock	Qian Jingsong	9,000	*
Common Stock	Henry Yu	40,000	*
Common Stock	Jerry Lewin	40,000	*
Common Stock	Ni Guangzheng	-	-
Common Stock	Chen Liming	-	-
All officers and directors		13,127,077	27.92%

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

(2)

Includes (i) 1,038,077 shares owned directly by Mr. Hu, (ii) 12,000,000 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. During fiscal years ended December 31, 2015 and 2014, there were no transactions involving any of our current directors or executive officers.

Other than as set forth below, for the fiscal years ended December 31, 2015 and 2014, the Company was not involved in any related party transactions.

The following table lists the amount due from related parties as of December 31, 2015 and 2014.

	2015	2014
Eliteway	$-	$620,410
Service Company	40,606,162	-
Total due from related party	$40,606,162	$620,410

The following table lists the sales to related parties during the years of 2015, 2014 and 2013:

	2015	2014	2013

Eliteway	$-	$2,981,944	$6,906,807

Service Company	42,032,060	-	-

Total	$42,032,060	$2,981,944	$6,906,807

Mr. Hu Wangyuan was the sole shareholder and officer of Eliteway which served as an US importer of the Company's products. Mr. Hu Wangyuan is the adult son of Mr. Hu Xiaoming, the Company's Chairman and Chief Executive Officer. For the year ended December 31, 2015, 2014 and 2013, Eliteway and Mr. Hu Wangyuan were financially independent from the Company. The transactions between the Company and Eliteway were carried at arm's-length without preferential terms comparing with other customers at the comparative order size or volume.

The Company has 9.5% ownership of Service Company and The Company Chairman and CEO Mr.Hu also has 13% ownership of Service Company. The main transactions between the Company and Service Company is that Service Company needs to buy battery for the speed upgrade and also EV parts for the repairing and maintenance for its operating electric vehicles.

Procedures For Approval of Related Party Transactions

According to the company policy of Related-Party Transaction(the “Policy”), a “Related Transaction” is “any transaction, includes, but not limited to, any financial transaction, arrangement, relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest”. The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our principal accountant, AWC (CPA) Limited (formerly, Albert Wong & Co.), and other accounting related service providers for the years ended December 31, 2015 and 2014 respectively.

	2015	2014
Audit Fees	$364,000	$310,000
Audit Related Fees	$-	$-
All Other Fees	$11,841	$13,493
TOTAL FEES	$375,841	$323,493

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

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company's Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2013]

4.2	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 16, 2014]

4.3	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2014]

4.4	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

4.5	Form of Warrant Extension Agreement. [Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 30, 2015]

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 16, 2015]

10.2

Form of the Employment Contract by and between Zhejiang Kandi Vehicles Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 16, 2015]

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

10.10

Form of Securities Purchase Agreement, dated March 19, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2014]

10.11

Form of Securities Purchase Agreement, dated August 29, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

10.12	Form of Placement Agent Agreement [Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 29, 2014]

10.13

Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Ever-Bright Securities, dated December 26, 2013. [Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

10.14

Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between Jinhua Kandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

10.15	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. †

10.16	Employment Contract between Kandi Technologies Group, Inc. and Wang Cheng (Henry) dated March 20, 2015. †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company.†

23.1	Consent of AWC (CPA) Limited †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 14, 2016	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 14, 2016
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Wang Cheng (Henry)	Chief Financial Officer and Director	March 14, 2016
Wang Cheng (Henry)	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	March 14, 2016
Chen Liming

/s/ Ni Guangzheng	Director	March 14, 2016
Ni Guangzheng

/s/ Jerry Lewin	Director	March 14, 2016
Jerry Lewin

/s/ Henry Yu	Director	March 14, 2016
Henry Yu

/s/ Qian Jingsong	Director	March 14, 2016
Qian Jingsong