Form 10-Q
period 2016-03-31
Kandi Technologies Group, Inc.
filed 2016-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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
Yes [   ]     No [X]

As of May 3, 2016, the registrant had issued and outstanding 47,689,638 shares of common stock, par value $0.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015

Current assets
Cash and cash equivalents	$13,447,666	$16,738,559
Restricted cash	16,277,051	16,172,009
Short term investment	3,100,391	1,613,727

Accounts receivable	40,867,698	8,136,421
Inventories (net of provision for slow moving inventory of 489,057 and 485,901 as of March 31, 2016 and December 31, 2015, respectively	25,814,430	17,773,679
Notes receivable	11,276,387	13,033,315
Other receivables	487,077	332,922
Prepayments and prepaid expense	353,628	181,534
Due from employees	105,868	34,434
Advances to suppliers	348,761	71,794
Amount due from JV Company, net	92,789,649	76,172,471
Amount due from related party	5,585,613	40,606,162
Deferred taxes assets	744,910	-

TOTAL CURRENT ASSETS	211,199,129	190,867,027

LONG-TERM ASSETS
Plant and equipment, net	19,539,908	20,525,126
Land use rights, net	12,934,208	12,935,121
Construction in progress	54,750,430	54,368,753
Long Term Investment	1,472,686	1,463,182
Investment in JV Company	86,034,442	90,337,899
Goodwill	322,591	322,591
Intangible assets	474,782	495,306
Other long term assets	155,020	154,019

TOTAL Long-Term Assets	175,684,067	180,601,997

TOTAL ASSETS	$386,883,196	$371,469,024

CURRENT LIABILITIES
Accounts payables	$91,647,247	$73,957,969
Other payables and accrued expenses	1,678,011	9,544,909
Short-term loans	36,894,649	36,656,553
Customer deposits	149,688	94,026
Notes payable	5,968,252	3,850,478
Income tax payable	1,822,276	624,276
Due to employees	11,944	9,423
Deferred taxes liabilities	-	2,374,924
Financial derivate - liability	537,250	3,823,590
Deferred income	-	13,726

Total Current Liabilities	138,709,317	130,949,874

LONG-TERM LIABILITIES
Deferred taxes liabilities	312,693	1,593,582
Financial derivate - liability	-	-
Total Long-Term Liabilities	312,693	1,593,582

TOTAL LIABILITIES	139,022,010	132,543,456

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,019,638 and 46,964,855 shares issued and outstanding at March 31,2016 and December 31,2015, respectively	47,020	46,965
Additional paid-in capital	219,886,837	212,564,334
Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at March 31,2016 and December 31,2015, respectively)	31,144,340	31,055,919
Accumulated other comprehensive loss	(3,217,011)	(4,741,650)

TOTAL STOCKHOLDERS' EQUITY	247,861,186	238,925,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,883,196	$371,469,024

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2016	2015

REVENUES, NET	$50,657,893	$43,781,086

COST OF GOODS SOLD	43,939,795	37,410,353

GROSS PROFIT	6,718,098	6,370,733

OPERATING EXPENSES:
Research and development	205,968	571,020
Selling and marketing	46,335	113,895
General and administrative	8,032,882	3,780,648
Total Operating Expenses	8,285,185	4,465,563

INCOME(LOSS) FROM OPERATIONS	(1,567,087)	1,905,170

OTHER INCOME(EXPENSE):
Interest income	780,181	590,480
Interest expense	(442,079)	(598,591)
Change in fair value of financial instruments	3,286,340	4,750,300
Government grants	194,473	-
Share of profit after tax of JV	(4,822,470)	469,356
Other income, net	22,387	23,847
Total other income (loss), net	(981,168)	5,235,392

INCOME BEFORE INCOME TAXES	(2,548,255)	7,140,562

INCOME TAX BENEFIT (EXPENSE)	2,636,675	(1,008,909)

NET INCOME	88,420	6,131,653

OTHER COMPREHENSIVE INCOME
Foreign currency translation	1,524,639	493,211

COMPREHENSIVE INCOME	$1,613,059	$6,624,864

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,009,834	46,281,299
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,027,744	46,397,993

NET INCOME PER SHARE, BASIC	$0.00	$0.13
NET INCOME PER SHARE, DILUTED	$0.00	$0.13

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,420	$6,131,653
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,223,243	1,479,384
Deferred taxes	(4,397,828)	-
Change in fair value of financial instruments	(3,286,340)	(4,750,300)
Share of profit after tax of JV Company	4,822,470	(469,356)
Stock Compensation cost	6,887,892	2,049,683

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(32,225,627)	(12,844,602)
Inventories	(7,815,491)	(11,246,265)
Other receivables	(144,118)	(65,602)
Due from employee	(67,798)	(10,225)
Prepayments and prepaid expenses	(441,602)	(527,687)
Amount due from JV Company	(15,899,018)	(19,570,708)

Increase (Decrease) In:
Accounts payable	16,975,799	31,915,168
Other payables and accrued liabilities	(7,875,311)	(1,438,571)
Customer deposits	54,289	1,365
Income Tax payable	1,165,635	(130,488)
Due from related party	34,781,767	-
Net cash used in operating activities	$(6,153,618)	$(9,476,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(29,696)	(233,343)
Disposal of land use rights and other intangible assets	13,767	-
Purchases of construction in progress	(28,140)	(39,266)
Issuance of notes receivable	(614,592)	(4,225,884)
Repayment of notes receivable	2,430,657	2,584,147
Short Term Investment	(1,455,727)	-
Net cash provided by (used in) investing activities	$316,269	$(1,914,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-	(12,366,201)
Proceeds from short-term bank loans	-	6,338,475
Proceeds from notes payable	2,063,766	6,663,525
Warrant exercise	434,666	-
Net cash provided by financing activities	$2,498,432	$635,799

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,338,917)	(10,755,098)
Effect of exchange rate changes on cash	48,024	11,296
Cash and cash equivalents at beginning of year	16,738,559	26,379,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	13,447,666	15,635,658

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	595,518	1,139,397
Interest paid	445,176	577,874

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

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has 50% interest. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds battery packing production rights (license), and supplies the battery pack to the JV Company (Defined below). It didn’t maintain the special-purpose vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles. According to the JV Agreement (defined below) Kandi is not allowed to produce EVs. To avoid the maintenance fee on this license, the Company shall sell the special-purpose vehicle production rights (license) to others.

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, which is called “Micro Public Transportation (“MPT”) program. The Company has 9.5% ownership interest in the Service Company through Kandi Vehicles.

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

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company, which focuses on the investment and consulting service. The JV Company has 50% ownership interest in Puma Investment, and the Company, indirectly through its JV Company, has 25% economic interest in Puma Investment. The other 50% ownership is held by the Service Company.

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company, which focuses on the after-market service for the EV products sold. The JV Company has 100% ownership interest in JiHeKang Service Company, and the Company, indirectly through its JV Company, has 50% economic interest in JiHeKang Service Company.

In January 2016, Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”) was renamed from Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) which was originally formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013 and then was transferred to Haikou City in January 2016. Kandi Vehicles has 90% ownership in Kandi Hainan, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and losses) of Kandi Hainan.

The Company’s primary business operations are the design, development, manufacturing and commercialization of EV products, EV parts and off road vehicles. As part of its strategic objective to become a leading manufacturer of EV products and related services, the Company has increased its focus on pure EV related products with a particular emphasis on expanding its market share in China.

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $72,489,812 as of March 31, 2016, an increase of $12,572,659 from $59,917,153 as of December 31, 2015.

As of March 31, 2016, the Company had credit lines from commercial banks of $36,894,649. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

The financial information included herein for the three-month ended March 31, 2016 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month ended March 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2016.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in the following subsidiaries:

(i)	Continental, a wholly-owned subsidiary of the Company;

(ii)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(iii)

Kandi New Energy, a 50% owned subsidiary of Kandi Vehicles. Pursuant to relevant agreements executed in January 2011, Kandi Vehicles effectively controls a variable interest (“VIE”) of Kandi New Energy. PRC laws and regulations prohibit or restrict foreign 100% ownership of an entity who has the special purpose vehicle production license (maximum is 50%), to comply with these foreign ownership restrictions, the Company has entered various agreement with Mr. Hu Xiaoming to hold 50% equity share of Kandi New Energy on behalf. Based on the relevant agreements, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy; Based on these contractual arrangements, the Company consolidates the financial results of Kandi New Energy required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification): Financial Accounting Standards Board (“FASB”) Interpretation No. 46R,Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. Based on the aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of Kandi New Energy. All significant intercompany accounts and transactions between the Company, its subsidiaries, and Kandi New energy have been eliminated in consolidation.

(iv)	Yongkang Scrou, a wholly-owned subsidiary of Kandi Vehicles;

(v)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as following:

(vi)	The JV Company, 50% owned subsidiary of Kandi Vehicles;

(vii)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(viii)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(ix)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(x)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(xi)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(xii)	Puma Investment, a 50%-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest.

(xiii)	JiHeKang Service Company, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest.

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

The company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, notes payable, and warrants.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, accounts payable, other payables and accrued liabilities and notes payable approximate fair value because of the short term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the short maturities and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile. As the carrying amounts are reasonable estimates of the fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as a Level 2 instrument due to the fact that the inputs to the valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $5,968,252 and $3,850,478 at March 31, 2016 and 2015, respectively.

Warrants, which are accounted as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $537,250 and $3,823,590 at March 31, 2016 and 2015, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of March 31, 2016 and December 31, 2015, represented time deposits on account for earning interest income. As of March 31, 2016, the Company’s restricted cash were $16,277,051, which reflects a one-year Certificate of Time Deposit (CD) with Hangzhou Bank Jinhua Branch.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of March 31, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of March 31, 2016 and December 31, 2015, the credit terms with the Company’s customers were typically 150 to 180 days after delivery.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If the loan default is probable, reasonably assured and the loss can be reasonably estimated, the Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company also receives notes receivable from the JV Company to settle the accounts receivable.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers, which also includes advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2013, the Company recorded a significant prepayment made by the Company to a supplier Nanjing Shangtong (as defined in Note 16) as an advance of RMB 353 million ($54,721,895) and deposited by Kandi Wanning (renamed to Kandi Hainan in January 2016) to Nanjing Shangtong. As of December 31, 2015, the advance to Nanjing Shangtong was transferred to “construction-in-progress” as described in Note 16.

Advances for raw materials purchases typically are settled within two months by the Company’s receipt of raw materials. Prepayment is offset against purchase amount after equipment or materials are delivered.

(h) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of assets, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of March 31, 2016, as the Company did not get loans for CIP.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $205,968 and $571,020 for the three months ended March 31, 2016 and 2015, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three months ended March 31, 2016 and 2015, $194,473 and $0 grants were received by the Company’s subsidiaries from the PRC government.

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

	March 31,	December 31,	March 31,
	2016	2015	2015
Period end RMB : USD exchange rate	6.45080	6.49270	6.13210
Average RMB : USD exchange rate	6.54144	6.24010	6.15290

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

The stock-based option expenses for the three months ended March 31, 2016 and 2015 were $6,109,666 and $0, respectively. See Note 20.

(t) Warrant Costs

The Company’s warrant costs are recorded in liabilities in accordance with ASC 480, ASC 505 and ASC 815.

The fair value of a warrant is estimated using the Black-Scholes-Merton model and the lattice valuation model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives and are classified as liabilities on the balance sheet, will be measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values were recognized in expenses.

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

As of March 31, 2016 and 2015, the Company determined that it goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of March 31, 2016.

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

(x) Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded, based on the contractual arrangements, that Kandi New Energy is a VIE and that the Company’s wholly-owned subsidiary, Kandi Vehicles, absorbs a majority of the risk of loss from the activities of these companies, thereby enabling the Company, through Kandi Vehicles, to receive a majority of their respective expected residual returns.

Additionally, as Kandi New Energy is under common control with other entities, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the owners collectively own 100% of Kandi New Energy, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized the Voting Rights Proxy Agreement, the Company believes that the owners collectively have control and common control of the company. Accordingly, the Company believes that Kandi New Energy was constructively held under common control by Kandi Vehicles as of the time the Contractual Agreements were entered into, establishing Kandi Vehicles as their primary beneficiary. Kandi Vehicles, in turn, is owned by Continental, which is owned by the Company.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended
	March 31	March 31	March 31	December 31
Major Customers	2016	2015	2016	2015
Jinhua Chaoneng Automobile Sales Co. Ltd.	59%	-	26%	-
Kandi Electric Vehicles Group Co., Ltd.	26%	-	38%	46%

(b) Suppliers

For the three-month period ended March 31, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended	March 31	December 31
	March 31	March 31
Major Suppliers	2016	2015	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	47%	10%	21%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	32%	38%	26%	24%

NOTE 9 –EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended March 31, 2016 and 2015, the average number of potentially dilutive common shares was 17,910 and 116,694, respectively. The potential dilutive common shares as at the three months ended March 31, 2016 and 2015 was 5,849,419 and 1,076,679 shares respectively.

The following is the calculation of earnings per share:

	For three months ended
	March 31,
	2016	2015
Net income	$88,420	$6,131,653
Weighted average shares used in basic computation	47,009,834	46,281,299
Dilutive shares	17,910	116,694
Weighted average shares used in diluted computation	47,027,744	46,397,993

Earnings per share:
Basic	$0.00	$0.13
Diluted	$0.00	$0.13

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2016	2015
Accounts receivable	$40,867,698	$8,136,421
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$40,867,698	$8,136,421

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2016	2015
Raw material	$20,044,645	$8,509,421
Work-in-progress	1,703,490	1,648,498
Finished goods	4,555,352	8,101,661
Total inventories	26,303,487	18,259,580
Less: provision for slowing moving inventories	(489,057)	(485,901)
Inventories, net	$25,814,430	$17,773,679

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	March 31,	December 31,
	2016	2015
Notes receivable as below:
Due September 30, 2016, interest at 7.2% per annum	$7,884,560	$10,578,574
Bank acceptance notes	3,391,827	2,454,741

Notes receivable	$11,276,387	$13,033,315

Details of Notes receivable are as below as of March 31, 2016:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	7,884,560	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	1,376,573	Kandi Changxing	Subsidiary of the JV Company	Payments for sales	Not due
3	465,059	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due
4	1,550,195	Beijing Pangda Xinhong New Energy Automobile Sales and Service Co. Ltd.	No relationship beyond loan	Payments for sales	Not due

Details of Notes receivable are as below as of December 31, 2015:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	10,578,574	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	1,871,332	Kandi Electric Vehicles Group Co., Ltd.	Joint venture of the Company	Payments for sales	Not due
3	59,744	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due
4	523,665	Zhuhai Enpower electrical Limited	No relationship beyond loan	Payments for sales	Not due

NOTE 13 AMOUNT DUE FROM RELATED PARTY

The details for amount due from related parties as at the March 31, 2016 and December 31, 2015 were as below:

	March 31,	December 31,
	2016	2015
Service Company	5,585,613	40,606,162
Total due from related party	$5,585,613	40,606,162

The Company has 9.5% ownership of the Service Company and the Chairman and CEO of the Company, Mr.Hu, has 13% ownership of the Service Company. The main transactions between the Company and the Service Company are those the Service Company bought battery for the speed upgrade and EV parts for repairing and maintenance for its operating electric vehicles.

The transaction with JV Company, please refer to Note 23.

NOTE 14 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
At cost:
Buildings	$13,973,387	$13,883,211
Machinery and equipment	9,322,054	7,804,097
Office equipment	486,395	395,328
Motor vehicles	337,404	335,227
Moulds	33,145,643	32,931,740
	57,264,883	55,349,603
Less : Accumulated depreciation
Buildings	$(3,897,971)	$(3,755,582)
Machinery and equipment	(8,741,563)	(7,108,925)
Office equipment	(233,148)	(249,378)
Motor vehicles	(280,429)	(271,495)
Moulds	(24,517,781)	(23,385,363)
	(37,670,892)	(34,770,743)
Less: provision for impairment for fixed assets	(54,083)	(53,734)
Plant and equipment, net	$19,539,908	$20,525,126

As of March 31, 2016 and December 31, 2015, the net book value of plant and equipment pledged as collateral for bank loans was $9,899,767 and $9,949,661, respectively.

Depreciation expenses for the first quarter of 2016 and 2015 were $1,132,732 and $1,361,481, respectively.

NOTE 15 – LAND USE RIGHTS

The Company’s land use rights consisted of the following:

	March 31,	December 31,
	2016	2015
Cost of land use rights	$15,376,185	$15,276,957
Less: Accumulated amortization	(2,441,977)	(2,341,836)
Land use rights, net	$12,934,208	$12,935,121

As of March 31, 2016 and December 31, 2015, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,506,449 and $9,512,598, respectively. Also see Note 17.

The amortization expense for the three months ended March 31, 2016 and 2015 was $69,987 and $97,379, respectively. Amortization expense for the next five years and thereafter is as follows:

2016 (nine months)	$209,961
2017	279,948
2018	279,948
2019	279,948
2020	279,948
Thereafter	11,604,455
Total	$12,934,208

NOTE 16 - CONSTRUCTION-IN-PROGRESS

As of March 31, 2016, a total amount of advances to a supplier of RMB 353,000,000, or $54,721,895, made by Kandi Hainan to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases was included in Construction in Process (“CIP”). None of the CIP was transferred to property, plant and equipment as of March 31, 2016.

Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility will be relocated from Wanning City to Haikou City. In addition, all related expenses and assets disposal caused by the relocation were compensated by the local government. Currently Hainan facility is under construction and will be completed for production testing in the middle of 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of March 31, 2016 is as follow:

	Total in CIP as of
	March 31,	Contracted but	Total contract
Project	2016	not provided for	amount
Kandi Hainan facility	$54,750,430	$6,510,820	$61,261,250
Total	$54,750,430	$6,510,820	$61,261,250

As of March 31, 2016 and December 31, 2015, the Company had CIP amounting to $54,750,430 and $54,368,753, respectively.

No interest expense has been capitalized for CIP as of March 31, 2016 and 2015, respectively, as the Company did not get loans for CIP.

NOTE 17 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,	December 31,
	2016	2015
Loans from China Ever-bright Bank
Interest rate 4.698% per annum, due October 28, 2016, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife.	12,091,523	12,013,492
Loans from Hangzhou Bank
Interest rate 4.60% per annum, due October 13, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,564,953	7,516,134
Interest rate 4.82% per annum, due July 2, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,750,977	7,700,956
Interest rate 4.85% per annum, due July 12, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	3,441,434	3,419,225
Interest rate 4.35% per annum, due March 23, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	6,045,762	-
Interest rate 5.35% per annum, paid off on March 22, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	-	6,006,746
	$36,894,649	36,656,553

The Interest Expenses for the three months ended March 31, 2016 and 2015 were $442,079 and $587,293, respectively.

As of March 31, 2016, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 18 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable are due. Simultaneously, the Company may need to deposit restricted cash in banks to back up the bank notes payable. The restricted cash deposited in banks will generate interest income.

Notes payable for March 31, 2016 and December 31, 2015 were summarized as follows:

	March 31,	December 31,
	2016	2015
Bank acceptance notes:
Due May 12, 2016	$2,325,293	$2,310,287
Due June 17, 2016	1,550,195	1,540,191
Due July 6, 2016	1,550,195	-
Due July 14, 2016	232,529	-
Due August 23, 2016	155,020	-
Due September 30, 2016	155,020	-
Total	$5,968,252	$3,850,478

A bank acceptance note is a promised future payment or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance notes specifies the amount of funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $5,968,252 and $3,850,478 were held as collateral for the notes payable as of March 31, 2016 and December 31, 2015, respectively.

NOTE 19 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate for Kandi’s subsidiaries are as below:

Company Name	Applicable Corporate Income Tax
Kandi Vehicles	15%
Kandi New Energy	25%
Yongkang Scruo	25%
Kandi Hainan	25%
JV Company	25%

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 15.88%. The combined tax benefits were 45.28%. The actual effective income tax rate was reduced from 25% to 13.68% in the first quarter of 2016.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2016, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2016, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax f as of March 31, 2016 due to the net operating loss in the first quarter of 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expense (benefit) for the three months ended March 31, 2016 and 2015 is summarized as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2016	2015
Current:
Provision for CIT	$(2,636,675)	$1,008,909
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	-	-
Income tax expense (benefit)	$(2,636,675)	$1,008,909

The Company’s income tax expense (benefit) differs from the “expected” tax expense for the three months ended March 31, 2016 and 2015 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2016	2015
Computed "expected" expense	$(3,957,325)	$3,109,591
Favorable tax rate	(113,208)	(2,416,981)
Permanent differences	(1,243,626)	(27,713)
Valuation allowance	2,677,484	344,012
Income tax expense (benefit)	$(2,636,675)	$1,008,909

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$(170,862)	(272,953)
Subtotal	(170,862)	(272,953)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	915,772	290,850
Other	-	(2,392,821)
Subtotal	915,772	(2,101,971)

Total deferred tax assets (liabilities) – current portion	744,910	(2,374,924)

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(312,693)	(353,115)
Loss carried forward	2,677,484	7,645,386
Valuation allowance	(2,677,484)	(7,645,386)
Subtotal	(312,693)	(353,115)

Deferred tax liabilities:
Accumulated other comprehensive gain	-	(1,240,467)
Subtotal	-	(1,240,467)

Total deferred tax assets - non-current portion	(312,693)	(1,593,582)

Net deferred tax assets (liabilities)	$432,217	(3,968,506)

(b) Tax Benefit (Holiday) Effect

For the three months ended March 31, 2016 and 2015, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax benefit (holidays) for the three months ended March 31, 2016 and 2015.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2016	2015
Tax benefit (holiday) credit	$(113,208)	$2,416,981
Basic net income per share effect	$(0.002)	$0.052

NOTE 20 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00%.

The fair value of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis. In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock at an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”), which will expire on July 1, 2016, with a fair value of $1.054 per share.. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “January 2014 Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price was reduced by a credit of $0.01, which reflected the price per warrant share paid in connection with the issuance of the January 2014 Warrants. Consequently, the effective exercise price per warrant share is $14.99. The January 2014 Warrants expired on January 30, 2015 and no investors exercised their warrants.

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016, among these warrants, 44,783 share were exercised in January 2016 and the rest warrant shares were expired and without exercise. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”). As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share, which was adjusted to as exercise price of $9.72 per share in December 2015 due to its financial consulting service. The placement agent’s warrants are exercisable for a term of seventeen months after the six months from the issuance. As of March 31, 2016, the fair value of the Fifth Round Warrants was $0.22 per share and the fair value of the Fifth Round Placement Agent Warrants was $0.46 per share. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The compensation expense is recognized in General and Administrative Expenses.

The stock award was below starting from 2013 based on the above award plan:

Issue Date (dd-mm-yyyyy)	For Year	Shares
22-05-2014	2013	801,163
15-04-2015 / 12-06-2015	2014	670,000
13-04-2016	2015	670,000

NOTE 22 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

		March 31,	December 31,
	Remaining useful life	2016	2015
Gross carrying amount:
Trade name	5.75 years	$492,235	$492,235
Customer relations	5.75 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(198,756)	$(186,069)
Customer relations		(122,783)	(114,946)
		(321,539)	(301,015)
Intangible assets, net		$474,782	$495,306

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income were $20,523 and $20,524 for the three months ended March 31, 2016 and 2015, respectively.

Amortization expense for the next five years and thereafter is as follows:

2016(nine months)	$61,571
2017	82,095
2018	82,095
2019	82,095
2020	82,095
Thereafter	84,831
Total	$474,782

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

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company had a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. In August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. The JV Company has 50% ownership interest in Puma Investment and the Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest in Puma Investment. In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang Service Company and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang Service Company.

As of March 31, 2016, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service; and (7) 50% interest in Puma Investment. The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months ended March 31, 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	March 31,
	2016	2015
Condensed income statement information:
Net sales	$(495,567)	$30,564,996
Gross income	(1,062,647)	7,980,664
Net income	(8,068,447)	803,221
Company's equity in net income of JV	$(4,034,224)	$401,610

	March 31,	December 31,
	2016	2015
Condensed balance sheet information:
Current assets	$411,728,560	$455,368,595
Noncurrent assets	195,864,187	191,145,583
Total assets	$607,592,746	$646,514,178
Current liabilities	386,899,933	429,487,683
Noncurrent liabilities	47,023,088	36,348,514
Equity	173,669,725	180,677,981
Total liabilities and equity	$607,592,746	$646,514,178

Starting from January 1, 2016, one criterion for the EV models to receive NEV subsidy is that the highest speed must meet 100 kilometers per hour, and the Ministry of Industry and Information Technology of China, or the MIIT, announced a new list of qualified EV models to receive the national subsidy. However, the National Tax Bureau has not released the list of EV models to receive purchase tax exemption accordingly. As such, the JV Company had no EV products sold in the first quarter of 2016 because potential purchasers could not obtain any tax exemption before the updated list from the National Tax Bureau was promulgated. The JV Company received the tax exemption approval on four EV models in early April 2016 and has started to sell EV products.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investment in the JV Company for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months ended
	March 31,
	2016	2015
Investment in JV Company, beginning of the period,	$90,337,899	$83,309,095
Share of profit	(4,034,224)	401,610
Intercompany transaction elimination	(789,329)	(116,252)
Year 2015 unrealized profit realized	1,083	183,998
Exchange difference	519,013	292,327
Investment in JV Company, end of the period	$86,034,442	$84,070,778

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended March 31, 2016 were $13,474,975 or 28% of the Company’s total revenue, a decrease of 53.6% of the sales to the JV Company from the same quarter last year. The sales to the JV Company and its subsidiaries were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, the breakdown of the sales to the JV Company and its subsidiaries is as follows:

	Three Months ended
	March 31,
	2016	2015
JV Company	$13,085,636	$-
Kandi Changxing	160,597	17,605,302
Kandi Shanghai	158,201	9,859,319
Kandi Jinhua	52,264	1,590,383
Kandi Jiangsu	18,277	-
Total sales to JV	$13,474,975	$29,055,004

As of March 31, 2016 and December 31, 2015, the amount due from the JV Company and its subsidiaries, net was $92,789,650 and $76,172,471, respectively, of which the majority was the balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	March 31,	December 31,
	2016	2015

Kandi Shanghai	$(295,339)	$(4,488,379)
Kandi Changxing	17,295,169	3,249,445
Kandi Jinhua	5,465,384	6,218,177
Kandi Jiangsu	18,533	11,453
JV Company	70,305,902	71,181,775
Consolidated JV	$92,789,649	$76,172,471

Within the receivables from the JV Company, the $23,252,930 was a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2015 to June 15, 2016 carrying an annual interest rate 8.7%, which will not be adjusted after the withdrawal during the lending period. The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 24 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for outer parties bank loans

As of March 31, 2016, the Company provided guarantees for the following outer parties:

(1) Guarantees for bank loans

	March 31,	December 31,
Guarantee provided to	2016	2015
Zhejiang Shuguang industrial Co., Ltd.	4,495,566	4,466,555
Nanlong Group Co., Ltd.	3,100,391	3,080,383
Kandi Electric Vehicles Group Co., Ltd.	50,381,348	50,056,216
Total	$57,977,305	$57,603,154

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) from March 15, 2016 to March 15, 2018 for NGCL's loan amount of $3,100,391 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15, 2016, which was extended to September 15, 2016. NGCL is not related to the Company but it has provided guarantees for the Company in the past due to industry customs. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from July 20, 2016 to July 19, 2018 for the bank loans of $11,626,465 from Bank of China with related loan period from July 20, 2015 to July 19, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) from September 29, 2015 to September 28, 2018 for the bank loan amount of $4,495,566 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from December 14, 2016 to December 13, 2018 for the bank loans of $38,754,883 from China Import & Export Bank with related loan period from December 14, 2015 to December 13, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

For the Company guarantee for NGCL and ZSIC, it is a common practice that among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debts with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks. Now with Kandi’s creditability improvement in the bank, the related banks have no requirement to ask the third party to provide the company guarantee for Kandi, and then the Company shall also quit from the guarantee for them accordingly in the proper time.

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of March 31, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from other companies amounting to $57,977,305 and $57,603,154 that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

(2) Pledged collateral for outer parties bank loans

As of March 31, 2016 and December 31, 2015, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to outer parties.

NOTE 25 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area:

	Three Months Ended March 31
	2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$621,722	1%	$786,496	2%
China	50,036,170	99%	42,994,590	98%
Total	$50,657,893	100%	$43,781,086	100%

NOTE 26 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties as of the three months ended March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015

Service Company	3,208,502	-
Total	$3,208,502	-

The Company has 9.5% ownership of the Service Company and Mr.Hu, Chairman and CEO of the Company, has 13% ownership of the Service Company. The main transactions between the Company and the Service Company is that the Service Company needs to buy battery for the speed upgrade and also EV parts for the repairing and maintenance for its operating electric vehicles.

For the transaction with JV Company, please refer to Note 23 for the details.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

Our warrant costs are recorded in liabilities in accordance with ASC 480, ASC 505 and ASC 815. The fair value of a warrant is estimated using the Black-Scholes-Merton model and the lattice valuation model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. The warrants, which are freestanding derivatives classified as liabilities on the balance sheet, are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2016 and December 31, 2015, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

The revenue recognition policies for our legacy products, including EV products, EV parts and Off-road vehicles, are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

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

For the EV products that we sell in China, there is an eight-year or 120,000 kilometer manufacturer warranty. This warranty affects us through our participation and investment in the JV Company, which manufactures the EV products.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	% of Revenue		March 31, 2015	% of Revenue		Change in Amount	Change in %

REVENUES, NET	$50,657,893			$43,781,086			6,876,807	15.7%

COST OF GOODS SOLD	43,939,795	86.7%		37,410,353	85.4%		6,529,442	17.5%

GROSS PROFIT	6,718,098	13.3%		6,370,733	14.6%		347,365	5.5%

OPERATING EXPENSES:
Research and development	205,968	0.4%		571,020	1.3%		(365,052)	(63.9%	)
Selling and marketing	46,335	0.1%		113,895	0.3%		(67,560)	(59.3%	)
General and administrative	8,032,882	15.9%		3,780,648	8.6%		4,252,234	112.5%
Total Operating Expenses	8,285,185	16.4%		4,465,563	10.2%		3,819,622	85.5%

INCOME (LOSS) FROM OPERATIONS	(1,567,087)	(3.1%	)	1,905,170	4.4%		(3,472,257)	(182.3%	)

OTHER INCOME (EXPENSE):
Interest income	780,181	1.5%		590,480	1.3%		189,701	32.1%
Interest expense	(442,079)	(0.9%	)	(598,591)	(1.4%	)	156,512	(26.1%	)
Change in fair value of financial instruments	3,286,340	6.5%		4,750,300	10.9%		(1,463,960)	(30.8%	)
Government grants	194,473	0.4%		-	0.0%		194,473
Share of profit after tax of JV	(4,822,470)	(9.5%	)	469,356	1.1%		(5,291,826)	(1127.5%	)
Other income, net	22,387	0.0%		23,847	0.1%		(1,460)	(6.1%	)
Total other income, net	(981,168)	(1.9%	)	5,235,392	12.0%		(6,216,5 60)	(118.7%	)
INCOME BEFORE INCOME TAXES	(2,548,255)	(5.0%	)	7,140,562	16.3%		(9,688,817)	(135.7%	)

INCOME TAX EXPENSE	2,636,675	5.2%		(1,008,909)	(2.3%	)	3,645,58 4	(361.3%	)

NET INCOME	88,420	0.2%		6,131,653	14.0%		(6,043,2 33)	(98.6%	)

(a) Revenue

For the three months ended March 31, 2016, our revenue was $50,657,893 compared to $43,781,086 for the same period of 2015, an increase of $6,876,807 or 15.7%. The increase in revenue was mainly due to the increase in EV products sales during this quarter.

The following table summarizes our revenues by product types for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015	Growth %
	Sales	Sales
EV parts	$46,180,859	$42,954,288	7.5%
EV products	3,777,270	-
Off-road vehicles	699,764	826,798	-15.4%
Total	$50,657,893	$43,781,086	15.7%

EV Parts

Among our total revenues during the three months ended March 31, 2016, approximately $46,180,859, or 91.2%, resulted from the sale of EV parts. We started the EV parts business in 2014, and our revenue of EV parts increased $3,226,571 or 7.5% compared to the first quarter of 2015. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the three months ended March 31, 2016, approximately $3,777,270, or 7.8%, resulted from the sale of EV products. The EV products revenue increased $ 3,777,270, or 100% compared to the same period of 2015. Under the JV Agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., a 99%-owned subsidiary of Geely Automobile Holdings Ltd., starting from March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, which was completed at the end of 2014, but the Company can continue to sell the EV products which were in the stock. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the three months ended March 31, 2016, approximately $699,764, or 1.4%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $127,034, or 15.4% compared to the same period of 2015, mainly because the Company focused on the EV parts production which is in line with the long term strategy of the Company.

(b) Cost of goods sold

Cost of goods sold was $43,939,795 during the three months ended March 31, 2016, representing an increase of $6,529,442, or 17.5%, compared to the same period of 2015. This increase was mainly due to the increase for EV products in corresponding sales.

(c) Gross profit

The margins by products for the three months ended March 31, 2016 and 2015 are as below:

	Three Months Ended March 31
	2016				2015
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$46,180, 859	39,621, 682	6,559,1 77	14.2%	$42,954, 288	36,771, 802	6,182,4 86	14.4%
EV products	3,777,270	3,713,644	63,626	1.7%	-	-	-	-
Off-road vehicles	699,764	604,469	95,295	13.6%	826,798	638,551	188,247	22.8%
Total	$50,657, 893	43,939, 795	6,718,0 98	13.3%	$43,781, 086	37,410, 353	6,370,7 33	14.6%

Gross profit for the first quarter of 2016 increased 5.5% to $6,718,098, compared to $6,370,733 for the same period last year. This was primarily attributable to the sales growth. Our gross margin decreased to 13.3% compared to 14.6% for the same period of 2015. The decrease in gross margin was mainly due to the one-time lower margin EV products sales happened in this quarter.

(d) Selling and distribution expenses

Selling and distribution expenses were $46,335 for the first quarter of 2016, compared to $113,895 for the same period last year, a decrease of $67,560 or 59.3%. This decrease was primarily due to the transportation expense savings for the EV parts in this quarter.

(e) General and administrative expenses

General and administrative expenses were $8,032,882 for the first quarter of 2016, compared to $3,780,648 for the same period of last year, an increase of $4,252,234 or 112.5%. For the three months ended March 31, 2016, general and administrative expenses included $6,887,892 in expenses for common stock awards to employees and consultants, compared to $2,049,683 for the same period in 2015. Excluding stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2016 were $1,144,990, a decrease of $585,974, or 33.9%, from $1,730,965 for the same period of 2015. The decrease was primarily due to the legal expenses paid in the first quarter of 2015 for the SEC investigation, which concluded in February 2015.

(f) Research and development

Research and development expenses were $205,968 for the first quarter of 2016, a decrease of $365,052 or 63.9% compared to the same period of last year. This decrease was primarily due to the materials savings in the first quarter of 2016.

(g) Government grants

Government grants were $194,473 for the first quarter of 2016, compared to $0 for the same quarter last year, representing an increase of $194,473, or 100%. It was for the tax refund for the land use tax.

(h) Interest income

Interest income was $780,181 for the first quarter of 2016, an increase $189,701 or 32.1% compared to the same period of last year. This change was primarily attributable to the entrusted loan rate adjusted from 5.88% in the first quarter of 2015 to 8.7% in the same quarter of 2016 to the JV Company.

(i) Interest expense

Interest expense was $442,079 for the first quarter of 2016, a decrease of $156,512 or 26.1% compared to the same period of last year. This change was primarily due to the loan interest rate decrease in the first quarter of 2016 compared to the same period last year.

(j) Change in fair value of financial instruments

For the first quarter of 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $3,286,340, a negative change of $1,463,960 to the same period of last year. This change was mainly due to the stock price change during the first quarter of 2016, and the stock price was $7.20 on March 31, 2016 compared to $10.90 on December 31, 2015.

(k) Share of profit (loss) after tax of the JV Company

For the first quarter of 2016, the JV Company’s net sales were $-495,567, gross loss was $1,062,647, and net loss was $8,068,447. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $4,034,224 for the first quarter of 2016. After eliminating intra-entity profits and losses, our share of the after tax loss of the JV Company was $4,822,470 for the first quarter of 2016, a decrease of $5,291,826 compared to the same period of last year. The main reasons for the decrease of the JV Company’s profits was that there was no EV products sold in the first quarter of 2016 due to the impact of the government policy change. Starting from January 1, 2016, one criteria for EV Models to receive NEV subsidy is that the highest speed must meet 100 kilometers per hour, and the Ministry of Industry and Information Technology of China, or the MIIT, announced a new list of qualified EV models to receive the national subsidy. However, the National Tax Bureau has not released the list of EV models to receive purchase tax exemption accordingly. As such, the JV Company had no EV products sold in the first quarter of 2016 because potential purchasers cannot obtain any tax exemption before the updated list from the National Tax Bureau is promulgated. The JV Company received the tax exemption approval on four EV models in early April 2016 and ehas started to sell EV products after that.

During the first quarter of 2016, there were no EV products sold by the JV Company, compared to 1,670 units in the same quarter of 2015.

(l) Other income, net

Net other income was $22,387 for the first quarter of 2016, a slight decrease of $1,460 or 6.1% compared to the same period of last year.

(m) Net income from continuing operation

Net income was $88,420 for the first quarter of 2016, a change of $6,043,233 compared to $6,131,653 for the same period of last year. The decrease in net income was primarily attributable to the stock option expense amortization, the loss from the JV Company and also the change of fair value of financial derivatives. Excluding the effects of stock compensation expenses which were $6,887,892 and $2,049,683 for the first quarter of 2016 and 2015, respectively, and the change of the fair value of financial derivatives which was an income of $3,286,340 and an income of $4,750,300 for the three months ended March 31, 2016 and 2015, respectively, our non-GAAP net income was $3,689,972 for the three months ended March 31, 2016 as compared to non-GAAP net income $3,431,036 for the same period of 2015, an increase of $258,936, or 7.5%. This increase in net income (non-GAAP) was primarily attributable to the increase in sales of EV parts and also the corporate income tax benefits in this quarter.

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

	Three Months Ended
	March 31,
	2016	2015
GAAP net income (loss) from continuing operations	$88,420	$6,131,653
Stock award expenses	6,887,892	2,049,683
Change of the fair value of financial derivatives	(3,286,340)	(4,750,300)
Non-GAAP net income (loss) from continuing operations	$3,689,972	$3,431,036

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first quarter of 2016, cash used in operating activities was $6,153,618, as compared to cash used by operating activities of $9,476,551 for the same period of last year.

Below is the cash flow statement for the operating activities:

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,420	$6,131,653
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,223,243	1,479,384
Deferred taxes	(4,397,828)	-
Change in fair value of financial instruments	(3,286,340)	(4,750,300)
Share of profit after tax of JV Company	4,822,470	(469,356)
Stock Compensation cost	6,887,892	2,049,683
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(32,225,627)	(12,844,602)
Inventories	(7,815,491)	(11,246,265)
Other receivables	(144,118)	(65,602)
Due from employee	(67,798)	(10,225)
Prepayments and prepaid expenses	(441,602)	(527,687)
Amount due from JV Company	(15,899,018)	(19,570,708)

Increase (Decrease) In:
Accounts payable	16,975,799	31,915,168
Other payables and accrued liabilities	(7,875,311)	(1,438,571)
Customer deposits	54,289	1,365
Income Tax payable	1,165,635	(130,488)
Due from related party	34,781,767	-
Net cash used in operating activities	$(6,153,618)	$(9,476,551)

The major operating activities that provided cash for the first quarter of 2016 were an increase in accounts payable of $16,975,799 and a decrease in receivables from related party of $34,781,767. The major operating activities that used cash for first quarter of 2016 were an increase in accounts receivable of $32,225,627 and an increase in receivables from the JV Company of $15,899,018.

Below is the cash flow statement for the investing activities:

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(29,696)	(233,343)
Disposal of land use rights and other intangible assets	13,767	-
Purchases of construction in progress	(28,140)	(39,266)
Issuance of notes receivable	(614,592)	(4,225,884)
Repayment of notes receivable	2,430,657	2,584,147
Short Term Investment	(1,455,727)	-
Net cash provided by (used in) investing activities	$316,269	$(1,914,346)

Cash provided by investing activities for the first quarter of 2016 was $ 316,269 primarily due to the result of the repayment of notes receivable of $2,430,657.

Below is the cash flow statement for the financing activities:

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-	(12,366,201)
Proceeds from short-term bank loans	-	6,338,475
Proceeds from notes payable	2,063,766	6,663,525
Warrant exercise	434,666	-
Net cash provided by financing activities	$2,498,432	$635,799

Cash provided by financing activities for the first quarter of 2016 was $2,498,432, primarily due to the proceeds from notes payable of $2,063,766.

Working Capital

We had a working capital surplus of $72,489,812 at March 31, 2016, compared to $59,917,153 as of December 31, 2015.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2016 were as follows:

Three Months Ended
March 31, 2016
(In Thousands)
Capital requirements
Purchase of plant and equipment	$30
Purchase of construction in progress	28
Issuance of notes receivable	615
Long term investment	1,456
Internal cash used in operations	6,154
Total capital Requirements	$8,283

Capital provided
Repayments of notes receivable	2,431
Disposal of land use rights	14
Proceeds from notes payable	2,064
Warrant exercise	435
Decrease in cash	3,291
Total capital provided	$8,235

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

On January 26, 2016, we announced that the JV Company has signed a strategic cooperation framework agreement with Pang Da Automobile Trade Co. Ltd. (“Pang Da”), a listed company on Shanghai Stock Exchange (601258.SS). The scope of the agreement includes, but is not limited to, establishment of Kandi and Pang Da sales teams that will share marketing resources, development of customized new energy vehicle for use at campus, and additionally, Pang Da is authorized to sell Kandi Brand pure electric vehicles (“EVs”) in specific regions. We believe this cooperation will well benefit our EV products direct sales channel in the future.

On January 28, 2016, we announced that Kandi Hainan held a groundbreaking ceremony at the construction site of the Haikou production facility at Haikou Mei’An Hi-tech Zone. After completed the Haikou Facility, we expected to have an annual capacity of 100,000 electric vehicle (EV) products. The ceremony marks the beginning of Haikou Hi-tech Zone’s first project under the government’s 13th Five-Year Plan. Attendees of the ceremony include Ni Qiang, Mayor of Haikou, Ju Lei, Deputy Mayor, Hu Xiaoming, Chairman and CEO of Kandi and other officials of the municipal government. Our Haikou facility will help the Company’s future growth and will also contribute to Hainan’s economic and eco-environmental development.

In the second half year of 2015, the Company started to cooperate with the Micro Mobility System, a Switzerland Private Company which produces the famous Razor scooter on the market from 1999, to develop a new generation of micro EV product called “Mircolino”, which provides efficient methods to facilitate city mobility. The Microlino could become the next big thing in urban electric mobility, and we expect this new product will bring Kandi into the international EV market.

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

On April 13, 2016, we announced the appointment of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) as the Company’s new independent registered public accounting firm effective April 12, 2016. The appointment of BDO China was approved by the Company’s audit committee. We believe that BDO China’s experience and support will become an asset as we enter our next phase of business expansion.

On April 18, 2016, we announced two Geely Global Hawk brand electric vehicles (“EV”) models SMA7001BEV25 and SMA7000BEV05, manufactured by Kandi Electric Vehicles Group Co., Ltd. (the "JV Company", a 50/50 joint venture between Kandi and Geely Automobile), are listed on the 7th approved Directory of New Energy Vehicles, known as Public Notice No. 54, published by China’s Ministry of Industry and Information Technology (“MIIT”) and State Administration of Taxation (“SAT”) on April 15, 2016. As a result, purchasers of SMA7001BEV25 and SMA7000BEV05 would be exempted from paying the purchase tax of approximately 10% of the purchase price. Additionally, SMA7000BEV06 and SMA7001BEV05, also produced by the JV Company, now under the new trademark “Global Hawk”, are included in the MIIT and SAT’s published Public Notice No.16 the 282nd approved directory on April 1, 2016.

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

Although the central government has clear policies encouraging the qualified EVs, any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our EV products in particular.

For instance, on April 29, 2015, the four government departments in the PRC, Ministry of Finance, Ministry of Science and Technology, Ministry of Industry and Information Technology and National Development and Reform Commission jointly announced the subsidy policy for new energy vehicles from year 2016 to 2020, which indicated that the subsidy of year 2017-2018 will be reduced by 20% compared with that of the year 2016, and the subsidy of year 2019-2020 will be reduced by 40% compared with that of the year 2016.

In addition, starting from January 1, 2016, the MIIT announced a new list of qualified EV models to receive the national subsidy in which one criteria for EV models to receive NEV subsidy is that the highest speed must meet 100 kilometers per hour. However, the National Tax Bureau has not released the list of EV models to receive purchase tax exemption accordingly at the same time. As such, the JV Company had no EV products sold in the first quarter of 2016 because potential purchasers could not obtain any tax exemption before the updated list from the National Tax Bureau was promulgated. Although the JV Company received the tax exemption approval on four EV models it produces in early April 2016, similar policy changes or delay in policy implementation by any governmental agencies would keep impacting the Company’s future business and profitability growth.

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

Date: May 10, 2016	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Wang Cheng (Henry)
Wang Cheng (Henry)
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)