Form 10-Q
period 2016-06-30
Kandi Technologies Group, Inc.
filed 2016-08-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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
Yes  [  ]  No  [ X ]

As of August 3, 2016, the registrant had issued and outstanding 47,689,638 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I-- FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) – Three Months and six months Ended June 30, 2016 and 2015	3

	Condensed Consolidated Statements of Cash Flows (unaudited) –Six Months Ended June 30, 2016 and 2015	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II-- OTHER INFORMATION		54

Item 1A.	Risk Factors	54

Item 6.	Exhibits	54

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015

Current assets
Cash and cash equivalents	$19,533,856	$16,738,559
Restricted cash	14,519,706	16,172,009
Short term investment	-	1,613,727
Accounts receivable	40,422,951	8,136,421
Inventories (net of provision for slow moving inventory of $474,683 and $485,901 as of June 30, 2016 and December 31, 2015, respectively	8,324,176	17,773,679
Notes receivable	6,192,424	13,033,315
Other receivables	473,667	332,922
Prepayments and prepaid expense	275,522	181,534
Due from employees	94,938	34,434
Advances to suppliers	12,715,165	71,794
Amount due from JV Company, net	122,807,165	76,172,471
Amount due from related party	10,957,632	40,606,162
Deferred taxes assets	928,660	-
TOTAL CURRENT ASSETS	237,245,862	190,867,027

LONG-TERM ASSETS
Property, Plant and equipment, net	17,861,960	20,525,126
Land use rights, net	12,471,618	12,935,121
Construction in progress	54,448,198	54,368,753
Long Term Investment	1,429,401	1,463,182
Investment in JV Company	88,346,850	90,337,899
Goodwill	322,591	322,591
Intangible assets	454,258	495,306
Other long term assets	9,251,729	154,019
TOTAL Long-Term Assets	184,586,605	180,601,997

TOTAL ASSETS	$421,832,467	$371,469,024

CURRENT LIABILITIES
Accounts payables	$110,049,815	$73,957,969
Other payables and accrued expenses	15,080,603	9,544,909
Short-term loans	35,810,260	36,656,553
Customer deposits	243,500	94,026
Notes payable	4,718,077	3,850,478
Income tax payable	3,894,811	624,276
Due to employees	14,439	9,423
Deferred taxes liabilities	-	2,374,924
Financial derivate - liability	10,692	3,823,590
Deferred income	-	13,726
Total Current Liabilities	169,822,197	130,949,874

LONG-TERM LIABILITIES
Deferred taxes liabilities	262,042	1,593,582
Total Long-Term Liabilities	262,042	1,593,582

TOTAL LIABILITIES	170,084,239	132,543,456

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,689,638 and 46,964,855 shares issued and outstanding at June 30,2016 and December 31,2015, respectively	47,020	46,965
Additional paid-in capital	228,133,604	212,564,334
Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at June 30,2016 and December 31,2015, respectively)	33,937,518	31,055,919
Accumulated other comprehensive income(loss)	(10,369,914)	(4,741,650)
TOTAL STOCKHOLDERS' EQUITY	251,748,228	238,925,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,832,467	$371,469,024

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES, NET	$55,217,368	$47,963,460	$105,875,261	$91,744,546

COST OF GOODS SOLD	46,762,331	41,471,997	90,702,126	78,882,350

GROSS PROFIT	8,455,037	6,491,463	15,173,135	12,862,196

OPERATING EXPENSES:
Research and development	494,193	571,621	700,161	1,142,641
Selling and marketing	730,443	75,516	776,778	189,411
General and administrative	9,625,194	3,845,013	17,658,076	7,625,661
Total Operating Expenses	10,849,830	4,492,150	19,135,015	8,957,713

INCOME(LOSS) FROM OPERATIONS	(2,394,793)	1,999,313	(3,961,880)	3,904,483

OTHER INCOME(EXPENSE):
Interest income	785,152	722,843	1,565,333	1,313,323
Interest expense	(432,318)	(597,320)	(874,397)	(1,195,911)
Change in fair value of financial instruments	526,558	4,003,044	3,812,898	8,753,344
Government grants	1,503,384	92,863	1,697,857	92,863
Share of profit after tax of JV	4,918,633	251,167	96,163	720,523
Other income, net	286,790	82,207	309,177	106,054
Total other income, net	7,588,199	4,554,804	6,607,031	9,790,196

INCOME BEFORE INCOME TAXES	5,193,406	6,554,117	2,645,151	13,694,679

INCOME TAX BENEFIT (EXPENSE)	(2,400,226)	(1,128,615)	236,449	(2,137,524)

NET INCOME	2,793,180	5,425,502	2,881,600	11,557,155

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation	(7,152,903)	448,032	(5,628,264)	941,243

COMPREHENSIVE INCOME(LOSS)	$(4,359,723)	$5,873,534	$(2,746,664)	$12,498,398
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,601,286	46,759,651	47,305,560	46,523,584
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,601,286	46,896,809	47,311,584	46,800,156

NET INCOME PER SHARE, BASIC	$0.06	$0.12	$0.06	$0.25
NET INCOME PER SHARE, DILUTED	$0.06	$0.12	$0.06	$0.25

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,881,600	$11,557,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,458,160	2,955,663
Deferred taxes	(4,645,415)	(153,916)
Change in fair value of financial instruments	(3,812,898)	(8,753,344)
Share of profit after tax of JV Company	(96,163)	(720,523)
Stock Compensation cost	15,134,658	5,482,808

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,014,640)	(14,077,317)
Inventories	9,189,542	(12,122,839)
Other receivables and other assets	(9,424,711)	(58,055)
Due from employee	(56,998)	(9,250)
Prepayments and prepaid expenses	(12,953,797)	(143,163)
Amount due from JV Company	(49,198,396)	(50,224,378)

Increase (Decrease) In:
Accounts payable	38,423,919	54,732,723
Other payables and accrued liabilities	6,009,203	(1,716,848)
Customer deposits	154,168	106,563
Income Tax payable	3,363,489	506,321
Due from related party	29,188,707	-
Net cash used in operating activities	$(6,399,572)	$(12,638,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(37,554)	(291,895)
Disposal of land use rights and other intangible assets	13,775	-
Purchases of construction in progress	(1,356,866)	(39,361)
Issuance of notes receivable	(42,626,834)	(5,588,283)
Repayment of notes receivable	49,275,627	4,145,502
Short Term Investment	1,602,698	-
Net cash provided by (used in) investing activities	$6,870,846	$(1,774,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,300,215	(9,937,929)
Proceeds from short-term bank loans	-	19,061,273
Repayments of short-term bank loans	-	(15,965,853)
Proceeds from notes payable	4,796,570	9,937,929
Repayment of notes payable	(3,824,162)	(5,716,427)
Warrant exercise	434,666	-
Net cash (used in) provided by financing activities	$2,707,289	$(2,621,007)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,178,563	(17,033,444)
Effect of exchange rate changes on cash	(383,266)	117,975
Cash and cash equivalents at beginning of year	16,738,559	26,379,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	19,533,856	9,463,991

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,051,032	1,310,173
Interest paid	877,496	1,192,526

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

The Company’s organizational chart is as follows:

Kandi Technologies Group Inc.
(KANI)
("Kandi Technologies")
100%
Continental Development Limited
("Continental")
100%
Zhejiang Kandi Vehicles Co., LTD.
("Kandi Vehicles")
50%
Kandi Electric Vehicles Group Co., Ltd.
(the "JV Company")
Yongkang Scrou Electric Co., Ltd
("Yongkang Scrou")
100%
50%
Jinhua Kandi NewEnergy Vehicle Co., Ltd.
("Kandi New Energy")
100%
Kandi Electric Vehicles (Changxing) Co., Ltd
("Kandi Changxing")
Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the "Service Company")
9.5%
90%
10%
Kandi Electric Vehicles (Hainan) Co., Ltd.
("Kandi Hainan")
Kandi Electric Vehicles Jiangsu Co., Ltd.
("Kandi Jiangsu")
100%
100%
Kandi Electric Vehicles (Jinhua) Co., Ltd.
(" Kandi Jinhua")
Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd.
("JiHeKang")
100%
100%
Kandi Electric Vehicles (Shanghai) Co., Ltd.
("Kandi Shanghai")
50%
Hangzhou Puma Investment Management Co., Ltd.
("Puma Investment")
100%
Hangzhou JiHeKang Electric Vehicle Service Co., Ltd.
("JiHeKang Service Company")

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has 50% interest. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds battery packing production rights (license), and supplies the battery pack to the JV Company (Defined below). It didn’t maintain the special-purpose vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles. According to the JV Agreement (defined below)C Kandi is not allowed to produce EVs. To avoid the maintenance fee on this license, the Company anticipates to close the sale of the special-purpose vehicle production rights (license) to a third party. The Ministry of Industrial and Information Technology of the People’s Republic of China has approved this transaction and the transfer is in process.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company (defined below).

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries. For JV Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, recently entered into an agreement to buy the 50% equity of the JV Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years.

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

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company, which focuses on the investment and consulting service. The JV Company has 50% ownership interest in Puma Investment(the other 50% was owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co.,Ltd., a subsidiary of Service Company), and the Company, indirectly through its JV Company, has 25% economic interest in Puma Investment. The other 50% ownership is held by the Service Company.

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

The Company’s primary business operations are designing, development, manufacturing and commercialization of EV products, EV parts and off road vehicles. As part of its strategic objective to become a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV related products with a particular emphasis on expanding its market share in China.

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $67,423,665 as of June 30, 2016, an increase of $7,506,512 from $59,917,153 as of December 31, 2015.

As of June 30, 2016, the Company had credit lines from commercial banks of $35,810,260. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

The financial information included herein for the three-month and six-month period ended June 30, 2016 and 2015 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for these interim periods.

The results of operations for the three-month and six-month ended June 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2016.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in the following subsidiaries:

(i)	Continental, a wholly-owned subsidiary of the Company;

(ii)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(iii)

Kandi New Energy, a 50% owned subsidiary of Kandi Vehicles, Mr Hu Xiaoming has owned the other 50% equity. Pursuant to relevant agreements executed in January 2011, Mr. Hu Xiaoming contracted Kandi Vehicles for the operation and management of Kandi New Energy and had his shares escrowed. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(iv)	Yongkang Scrou, a wholly-owned subsidiary of Kandi Vehicles; and

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

(xii)	Puma Investment, a 50%-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest; and

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, accounts payable, other payables and accrued liabilities and notes payable approximate fair value because of the short term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the short maturities and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile. As the carrying amounts are reasonable estimates of the fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as a Level 2 instrument due to the fact that the inputs to the valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $ 4,718,077 and $3,850,478 at June 30, 2016 and December 31, 2015, respectively.

Warrants, which are accounted as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $10,692 and $3,823,590 at June 30, 2016 and December 31, 2015, respectively. Also see Note 6(t).

(c)	Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of June 30, 2016 and December 31, 2015, represented time deposits on account for earning interest income. As of June 30, 2016 and December 31, 2015, the Company’s restricted cash was $14,519,706 and $16,172,009, which includes a one-year Certificate of Time Deposit (CD) with Hangzhou Bank Jinhua Branch which will be matured as at September 29, 2016.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of June 30, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of June 30, 2016 and December 31, 2015, the credit terms with the Company’s customers were typically 150 to 180 days after delivery.

(f)	Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If the loan default is probable, reasonably assured and the loss can be reasonably estimated, the Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company also receives notes receivable from the JV Company to settle the accounts receivable. If the company wants to discount the notes receivables, the current discount rate is 3.06% annually. As at the end of June 30, 2016, the Company had notes receivables for 6,192,424, including 4,128,261 within 3 months matured and 2,064,163 over 3 months.

(g)	Prepayments

Prepayments represent cash paid in advance to suppliers, which also includes advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2013, the Company recorded a significant prepayment made by the Company to a supplier Nanjing Shangtong (as defined in Note 16) as an advance of RMB 353 million ($53,113,537) and prepaid by Kandi Wanning (renamed to Kandi Hainan in January 2016) to Nanjing Shangtong. As of June 30, 2016, the advance payment related with Kandi Hainan facility construction to Nanjing Shangtong was transferred to “construction-in-progress” as described in Note 16.

In June 2016, Kandi Hainan made another prepayment of $10,532,429 to Nanjing Shangtong for the design and research of new EVs, which was booked under “prepayments”. It will be capitalized when the related intangible assets are built up in the future.

Advances for raw materials purchases typically are settled within two months by the Company’s receipt of raw materials. Prepayment is offset against purchase amount after equipment or materials are delivered.

(h)	Property, Plant and Equipment

Property, Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

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

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of June 30, 2016, as the Company did not get loans for CIP.

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

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $494,193 and $571,621 for the three months ended June 30, 2016 and 2015, respectively. Research and development expenses were $700,161 and $1,142,641 for the six months ended June 30, 2016 and 2015, respectively.

(n)	Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible.

For the three months ended June 30, 2016 and 2015, $1,503,384 and $92,863 grants were received by the Company’s subsidiaries from the PRC government. For the six months ended June 30, 2016 and 2015, $1,697,857 and $92,863 grants were received by the Company’s subsidiaries from the PRC government.

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

	June 30,	December 31,	June 30,
	2016	2015	2015
Period end RMB : USD exchange rate	6.64614	6.49270	6.12880
Average RMB : USD exchange rate	6.53738	6.24010	6.13810

(q)	Comprehensive Income

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

The stock-based option expenses for the three months ended June 30, 2016 and 2015 were $ 4,998,817 and $2,036,555, respectively. The stock-based option expenses for the six months ended June 30, 2016 and 2015 were $11,108,483 and $2,036,555, respectively. See Note 20.

(t)	Warrant Costs

The Company’s warrant costs are recorded in liabilities in accordance with ASC 480, ASC 505 and ASC 815.

We adopted the binomial tree valuation approach to estimate the fair value of the warrants. In binomial tree valuation approach, it is assumed that the life of the warrant (from Valuation Date to Expiration Date) is typically divided into many steps (or nodes). In each step there is a binomial stock price movement. With more steps, possible stock price paths are implicitly considered. Valuation of warrant is performed iteratively, starting at each of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date). The value computed at each stage is the value of the warrant at that point in time.

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

As of June 30, 2016, the Company determined that its goodwill was not impaired.

(v)	Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of June 30, 2016.

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In March 2016, the FASB has issued Accounting Standards Update (“ASU”)No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-07 on our consolidated financial statements.

In March 2016, the FASB has issued ASU No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently in the process of evaluating the impact of the adoption of ASU 2016-08 on our consolidated financial statements.

In April 2016, the FASB has issued ASU No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In April 2016, the FASB has issued ASU No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

In May 2016, the FASB has issued ASU No. 2016-12 “Topic 606, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. The amendments in this Update add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. the potential for diversity in practice at initial application; 2. the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-12 on our consolidated financial statements.

In June 2016, the FASB has issued ASU No. 2016-13 “Topic 326, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in this Update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 8 – CONCENTRATIONS

(a)	Customers

For the six-month period ended June 30, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Six Months	Six Months
	Ended	Ended
	June 30	June 30	June 30	December 31
Major Customers	2016	2015	2016	2015
Kandi Electric Vehicles Group Co., Ltd.	52%	-	46%	46%
Jinhua Chaoneng Automobile Sales Co. Ltd.	33%	-	23%	-

For the three-month period ended June 30, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended
	June 30	June 30	June 30	December 31
Major Customers	2016	2015	2016	2015
Kandi Electric Vehicles Group Co., Ltd.	76%	-	46%	46%
Jinhua Chaoneng Automobile Sales Co. Ltd.	10%	-	23%	-

(b)	Suppliers

For the six-month period ended June 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months	Six Months
	Ended	Ended	June 30	December 31
	June 30	June 30
Major Suppliers	2016	2015	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	47%	12%	26%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	22%	21%	19%	24%
Jinhua Ankao Electric Technology Co., Ltd.	10%	-	8%	-

For the three-month period ended June 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchase		Accounts Payable
	Three Months Ended	Three Months Ended
	June 30	June 30	June 30	December 31
Major Suppliers	2016	2015	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	47%	14%	26%	15%
Jinhua Ankao Electric Technology Co., Ltd.	14%	-	8%	-
Zhejiang Tianneng Energy Technology Co., Ltd.	12%	-	19%	24%

NOTE 9 –EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended June 30, 2016 and 2015, the average number of potentially dilutive common shares was 0 and 137,158, respectively. For the six months ended June 30, 2016 and 2015, the average number of potentially dilutive common shares was 6,024 and 276,572, respectively. The potential dilutive common shares as of June 30, 2016 and 2015 were 5,106,395 and 1,076,679 shares respectively.

The following is the calculation of earnings per share for the six-month periods ended June 30, 2016 and 2015:

	For six months ended
	June 30,
	2016	2015
Net income	$2,881,600	$11,557,155
Weighted average shares used in basic computation	47,305,560	46,523,584
Dilutive shares	6,024	276,572
Weighted average shares used in diluted computation	47,311,584	46,800,156

Earnings per share:
Basic	$0.06	$0.25
Diluted	$0.06	$0.25

The following is the calculation of earnings per share for the three-month periods ended June 30, 2016 and 2015:

	For three months ended
	June 30,
	2016	2015
Net income	$2,793,180	$5,425,502
Weighted average shares used in basic computation	47,601,286	46,759,651
Dilutive shares	-	137,158
Weighted average shares used in diluted computation	47,601,286	46,896,809

Earnings per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2016	2015
Accounts receivable	$40,422,951	$8,136,421
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$40,422,951	$8,136,421

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2016	2015
Raw material	$5,363,410	$8,509,421
Work-in-progress	787,157	1,648,498
Finished goods	2,648,292	8,101,661
Total inventories	8,798,859	18,259,580
Less: provision for slowing moving inventories	(474,683)	(485,901)
Inventories, net	$8,324,176	$17,773,679

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	June 30,	December 31,
	2016	2015
Notes receivable as below:
Due September 30, 2016, interest at 7.2% per annum	$5,461,624	$10,578,574
Bank acceptance notes	730,800	2,454,741

Notes receivable	$6,192,424	$13,033,315

Details of Notes Receivable as of June 30, 2016 are as below:

					Manner of
Index	Amount ($)	Counter party	Relationship	Nature	settlement

1	5,461,624	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	300,927	Kandi Changxing	Subsidiary of the JV Company	Payments for sales	Not due
3	429,874	Hohhot Xinhui Hengtong Automobile Trade Co. Ltd.	No relationship beyond loan	Payments for sales	Not due

Details of Notes Receivable as of December 31, 2015 are as below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement

1	10,578,574	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	1,871,332	Kandi Electric Vehicles Group Co., Ltd.	Joint venture of the Company	Payments for sales	Not due
3	59,744	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due
4	523,665	Zhuhai Enpower electrical Limited	No relationship beyond loan	Payments for sales	Not due

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
At cost:
Buildings	$13,562,688	$13,883,211
Machinery and equipment	7,534,141	7,804,097
Office equipment	479,883	395,328
Motor vehicles	327,487	335,227
Moulds	32,171,443	32,931,740
	54,075,642	55,349,603
Less : Accumulated depreciation
Buildings	$(3,897,932)	$(3,755,582)
Machinery and equipment	(6,995,127)	(7,108,925)
Office equipment	(242,463)	(249,378)
Motor vehicles	(276,929)	(271,495)
Moulds	(24,748,739)	(23,385,363)
	(36,161,190)	(34,770,743)
Less: provision for impairment for fixed assets	(52,492)	(53,734)
Plant and equipment, net	$17,861,960	$20,525,126

As of June 30, 2016 and December 31, 2015, the net book value of plant and equipment pledged as collateral for bank loans was $9,497,645 and $9,949,661, respectively.

Depreciation expenses for the six months ended June 30, 2016 and 2015, was $2,263,277 and $2,719,388, respectively. Depreciation expenses for the three months ended June 30, 2016 and 2015, was $1,130,545 and $1,357,907, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consisted of the following:

	June 30,	December 31,
	2016	2015
Cost of land use rights	$14,924,256	$15,276,957
Less: Accumulated amortization	(2,452,638)	(2,341,836)
Land use rights, net	$12,471,618	$12,935,121

As of June 30, 2016 and December 31, 2015, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,173,333 and $9,512,598, respectively. Also see Note 17.

The amortization expense for the six months ended June 30, 2016 and 2015 was $153,836 and $195,227, respectively. The amortization expense for the three months ended June 30, 2016 and 2015 was $83,849 and $97,848, respectively. Amortization expense for the next five years and thereafter is as follows:

2016 (six months )	$153,836
2017	307,672
2018	307,672
2019	307,672
2020	307,672
Thereafter	11,087,094
Total	$12,471,618

NOTE 15 - CONSTRUCTION-IN-PROGRESS

As of June 30, 2016, a total amount of advances to a supplier of RMB 353,000,000, or $53,113,537, made by Kandi Hainan to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) for equipment purchases was included in Construction in Process (“CIP”). None of the CIP was transferred to property, plant and equipment as of June 30, 2016.

Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility will be relocated from Wanning City to Haikou City. In addition, all related expenses and assets disposal caused by the relocation were compensated by the local government. Currently Hainan facility is under construction. It is expected to be completed for production testing in the middle of 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of June 30, 2016 is as follow:

	Total in CIP as of
Project	June 30, 2016	Contracted but not provided for	Total contract amount

Kandi Hainan facility	$54,448,198	$6,319,458	$60,767,655

Total	$54,448,198	$6,319,458	$60,767,655

As of June 30, 2016 and December 31, 2015, the Company had CIP amounting to $54,448,198 and $54,368,753, respectively.

No interest expense has been capitalized for CIP as of June 30, 2016 and 2015, respectively, as the Company did not get loans for CIP.

NOTE 16 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,	December 31,
	2016	2015
Loans from China Ever-bright Bank
Interest rate 4.698% per annum, due October 28, 2016, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife.	11,736,136	12,013,492
Loans from Hangzhou Bank
Interest rate 4.60% per annum, due October 13, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	7,342,608	7,516,134
Interest rate 4.82% per annum, due July 2, 2016 and extended to July 3, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	7,523,164	7,700,956
Interest rate 4.85% per annum, due July 12, 2016 and extended to July 3, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	3,340,285	3,419,225
Interest rate 4.35% per annum, due March 23, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	5,868,068	-
Interest rate 5.35% per annum, paid off on March 22, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	-	6,006,746
	$35,810,260	36,656,553

The interest expenses for the six months ended June 30, 2016 and 2015 were $874,397 and $1,195,911, respectively. The interest expenses for the three months ended June 30, 2016 and 2015 were $432,318 and $597,320, respectively.

As of June 30, 2016, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 17 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable are due. Simultaneously, the Company may need to deposit restricted cash in banks to back up the bank notes payable. The restricted cash deposited in banks will generate interest income.

Notes payable for June 30, 2016 and December 31, 2015 were summarized as follows:

		December
	June 30,	31,
	2016	2015
Bank acceptance notes:
Due May 12, 2016	$-	$2,310,287
Due June 17, 2016	-	1,540,191
Due July 6, 2016	1,504,633	-
Due July 14, 2016	225,695	-
Due August 23, 2016	150,463	-
Due September 30, 2016	150,463	-
Due November 16, 2016	2,256,949	-
Due December 23, 2016	429,874	-
Total	$4,718,077	$3,850,478

A bank acceptance note is a promised future payment or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of money, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $4,718,077 and $3,850,478 were held as collateral for the notes payable as of June 30, 2016 and December 31, 2015, respectively.

NOTE 18 – TAXES

(a)	Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate for Kandi’s subsidiaries are as below:

Company Name	Applicable Corporate Income Tax
Kandi Vehicles	15%
Kandi New Energy	25%
Yongkang Scruo	25%
Kandi Hainan	25%
JV Company	25%

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 16.60% . The combined tax benefits were 49.58% . The actual effective income tax rate was reduced from 25% to 12.60% in the second quarter of 2016.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2016, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2016, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax f as of June 30, 2016 due to the net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expense (benefit) for the six months ended June 30, 2016 and 2015 is summarized as follows:

	For Six Months Ended
	June 30,
	(Unaudited)
	2016	2015
Current:

Provision for CIT	$4,408,966	$2,137,524

Provision for Federal Income Tax	-	-

Deferred:

Provision for CIT	(4,645,415)	-

Income tax expense (benefit)	$(236,449)	$2,137,524

The Company’s income tax benefit (expense) differs from the “expected” tax expense for the six months ended June 30, 2016 and 2015 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Six Months Ended
	June 30,
	(Unaudited)
	2016	2015

Computed “expected” expense	$(4,690,864)	$2,021,518

Favorable tax rate	(209,878)	(1,660,950)

Permanent differences	101,508	161,304

Valuation allowance	4,562,785	1,615,652
Income tax expense (benefit)	$(236,449)	$2,137,524

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30	December 31
	2016	2015
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$(165,841)	(272,953)
Subtotal	(165,841)	(272,953)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	1,094,501	290,850
Other	-	(2,392,821)
Subtotal	1,094,501	(2,101,971)

Total deferred tax assets (liabilities) – current portion	928,660	(2,374,924)

Non-current portion:
Deferred tax assets (liabilities):
Depreciation	(262,042)	(353,115)
Loss carried forward	4,562,785	7,645,386
Valuation allowance	(4,562,785)	(7,645,386)
Subtotal	(262,042)	(353,115)

Deferred tax liabilities:
Accumulated other comprehensive gain	-	(1,240,467)
Subtotal	-	(1,240,467)

Total deferred tax assets – non-current portion	(262,042)	(1,593,582)

Net deferred tax assets (liabilities)	$666,618	(3,968,506)

(b)	Tax Benefit (Holiday) Effect

For the six months ended June 30, 2016 and 2015, the PRC CIT rate was 25%. Certain subsidiaries of the Company were entitled to tax benefit (holidays) for the six months ended June 30, 2016 and 2015.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Six Months Ended
	June 30,
	(Unaudited)
	2016	2015
Tax benefit (holiday) credit	$209,878	$1,660,950

Basic net income per share effect	$0.004	$0.036

NOTE 19 - STOCK OPTIONS AND WARRANTS

(a)	Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00% ..There was $11,108,483 stock compensation expense booked in the first half year of 2016.

The fair value of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b)	Warrants

We adopted the binomial tree valuation approach to estimate the fair value of the warrant. In binomial tree valuation approach, it is assumed that the life of the warrant(from Valuation Date to Expiration Date) is typically divided into many steps(or nodes). In each step there is a binomial stock price movement. With more steps, possible stock price paths are implicitly considered. Valuation of warrant is performed iteratively, starting at each of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date). The value computed at each stage is the value of the warrant at that point in time.

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis. In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock with a fair value of $0.03 per share and an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”), which was expired on July 1, 2016 without any exercise. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet.

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

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016, among these warrants, 44,783 share were exercised in January 2016 and the rest warrant shares were expired and without exercise. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”). As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016, and as of now these warrants were expired without any exercise. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share, which was adjusted to as exercise price of $9.72 per share in December 2015 due to its financial consulting service. The placement agent’s warrants are exercisable for a term of seventeen months after six months from the issuance. As of June 30, 2016, the fair value of the Fifth Round Placement Agent Warrants was $0.01 per share based on the fair value of $0.0085 under the binomial tree valuation approach. Based on the warrants agreement, they contains the downward ratchet protection and anti-dilution terms, so we clarified these warrants as liabilities on the balance sheet.

NOTE 20 – STOCK AWARD

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. In the first half year of 2016, there was $4,003,250 for employee stock award expense recognized in General and Administrative Expenses.

The stock award was below starting from 2013 based on the above award plan:

Issue Date	For Year	Shares
May 22, 2014	2013	801,163
April 15, 2015 / June 12, 2015	2014	670,000
April 13, 2016	2015	670,000

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

		June 30,	December 31,
	Remaining
		2016	2015
	useful life
Gross carrying amount:
Trade name	5.5 years	$492,235	$492,235
Customer relations	5.5 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(211,442)	$(186,069)
Customer relations		(130,621)	(114,946)
		(342,063)	(301,015)
Intangible assets, net		$454,258	$495,306

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income were $20,524 and $20,524 for the three-months ended June 30, 2016 and 2015, respectively, and $41,048 and $41,048 for the six-months period ended June 30, 2016 and 2015, respectively.

Amortization expense for the next five years and thereafter is as follows:

2016(six months)	$41,048
2017	82,095
2018	82,095
2019	82,095
2020	82,095
Thereafter	84,830
Total	$454,258

NOTE 22 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of the Company’s equity method investees. When the Company records its proportionate share of net income in such investees, it increases equity income (loss) – net in the Company’s consolidated statements of income and the Company’s carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss in such investees, it decreases equity income (loss) – net in the Company’s consolidated statements of income and the Company’s carrying value in that investment. All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

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

As of June 30, 2016, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service; and (7) 50% interest in Puma Investment. The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months and six months ended June 30, 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	June 30,
	2016	2015
Condensed income statement information:
Net sales	$111,767,049	$68,952,347
Gross income	14,663,818	10,652,743
% of net sales	13.1%	15.4%
Net income	8,626,568	1,585,902
% of net sales	7.7%	2.3%
Company’s equity in net income of JV	$4,313,284	$792,951

	Six months ended
	June 30,
	2016	2015
Condensed income statement information:
Net sales	$111,271,482	$99,517,343
Gross income	13,601,171	18,633,407
% of net sales	12.2%	18.7%
Net income	558,120	2,389,123
% of net sales	0.5%	2.4%
Company’s equity in net income of JV	$279,060	$1,194,562

	June 30,	December 31,
	2016	2015
Condensed balance sheet information:
Current assets	$515,423,390	$455,368,595
Noncurrent assets	187,524,341	191,145,583
Total assets	$702,947,731	$646,514,178
Current liabilities	480,254,843	429,487,683
Noncurrent liabilities	45,637,248	36,348,514
Equity	177,055,640	180,677,981
Total liabilities and equity	$702,947,731	$646,514,178

During the first half year of 2016, 100% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 7,200 units sold, 2,128 units of which were direct sales through the distribution company, JiHeKang, and the rest were sold for the Micro Public Transportation Program (“MPT”,or the “EV-Share” Program). As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included the equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in the JV Company for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months ended
	June 30,
	2016	2015
Investment in JV Company, beginning of the period,	$90,337,899	$83,309,095
Share of profit	279,060	1,194,561
Intercompany transaction elimination	(183,981)	(658,480)
Year 2015 unrealized profit realized	1,084	184,442
Exchange difference	(2,087,212)	336,842
Investment in JV Company, end of the period	$88,346,850	$84,366,460

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended June 30, 2016 were $47,468,815 or 86% of the Company’s total revenue, an increase of 4.3% of the sales to the JV Company from the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the six months ended June 30, 2016 were $60,943,790 or 58% of the Company’s total revenue, a decrease of 18.3% of the sales to the JV Company from the same quarter last year. The sales to the JV Company and its subsidiaries were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, the breakdown of the sales to the JV Company and its subsidiaries is as follows:

	Three Months ended
	June 30,
	2016	2015
JV Company	$41,919,634	$-
Kandi Changxing	1,657,335	17,633,894
Kandi Shanghai	3,766,230	27,869,812
Kandi Jinhua	(5,197)	11,649
Kandi Jiangsu	130,813	-
Total sales to JV	$47,468,815	$45,515,355

	Six Months ended
	June 30,
	2016	2015
JV Company	$55,005,270	$-
Kandi Changxing	1,817,932	35,239,196
Kandi Shanghai	3,924,432	37,729,131
Kandi Jinhua	47,067	1,602,032
Kandi Jiangsu	149,089	-
Total sales to JV	$60,943,790	$74,570,359

As of June 30, 2016 and December 31, 2015, the net amount due from the JV Company was $122,807,165 and $76,172,471, respectively, of which the majority was the balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	June 30,	December 31,
	2016	2015

Kandi Shanghai	$3,494,808	$(4,488,379)
Kandi Changxing	18,456,112	3,249,445
Kandi Jinhua	5,284,593	6,218,177
Kandi Jiangsu	149,028	11,453
JV Company	95,422,624	71,181,775
Consolidated JV	$122,807,165	$76,172,471

The amount due from the JV Company of $ 22,569,491.46 was a one-year entrusted loan that Kandi Vehicle lent to the JV Company from December 16, 2015 to June 15, 2016 and then extended to December 16, 2016 carrying an annual interest rate 8.7%, which will not be adjusted after the withdrawal during the lending period. The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of June 30, 2016 and December 31, 2015, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	June 30,	December 31,
Guarantee provided to	2016	2015
Zhejiang Shuguang industrial Co., Ltd.	4,363,435	4,466,555
Nanlong Group Co., Ltd.	3,009,266	3,080,383
Kandi Electric Vehicles Group Co., Ltd.	48,900,565	50,056,216
Total	$56,273,265	$57,603,154

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) from March 15, 2016 to March 15, 2018 for NGCL's loan amount of $3,009,266 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15, 2016, which was extended to September 15, 2016. NGCL is not related to the Company but it has provided guarantees for the Company in the past due to industry customs. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from July 20, 2016 to July 19, 2018 for the bank loans of $ 11,284,746 from Bank of China with related loan period from July 20, 2015 to July 19, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) from September 29, 2015 to September 28, 2018 for the bank loan amount of $4,363,435 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from December 14, 2016 to December 13, 2018 for the bank loans of $37,615,819 from China Import & Export Bank with related loan period from December 14, 2015 to December 13, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

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

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of June 30, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from other companies amounting to $56,273,265 and $57,603,154 that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

(2)	Pledged collateral for a third party’s bank loans

As of June 30, 2016 and December 31, 2015, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$1,614,384	2%	$1,944,172	2%
China	104,260,877	98%	89,800,374	98%
Total	$105,875,261	100%	$91,744,546	100%

The following table sets forth revenues by geographic area for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$992,662	2%	$1,157,676	2%
China	54,224,706	98%	46,805,784	98%
Total	$55,217,368	100%	$47,963,460	100%

NOTE 25 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties(other than the JV Company) as of the three months ended June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015

Service Company	769,065	-

Total	$769,065	-

The details for amount due from related parties (other than the JV Company) as at the June 30, 2016 and December 31, 2015 were as below:

	June 30,	December 31,
	2016	2015
Service Company	10,957,632	40,606,162
Total due from related party	$10,957,632	40,606,162

The following table lists the sales to related parties (other than the JV Company) as of the six months ended June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015

Service Company	3,977,568	-
Total	$3,977,568	-

The Company has 9.5% ownership of the Service Company and Mr.Hu, Chairman and CEO of the Company, has 13% ownership of the Service Company. The main transactions between the Company and the Service Company is that the Service Company needs to buy battery for the speed upgrade and also EV parts for the repairing and maintenance for its operating electric vehicles.

For any transactions with JV Company, please refer to Note 22 for the details.

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

Our warrant costs are recorded in liabilities in accordance with ASC 480, ASC 505 and ASC 815. The fair value of a warrant is estimated using the binomial tree valuation approach. In binomial tree valuation approach, it is assumed that the life of the warrant(from Valuation Date to Expiration Date) is typically divided into many steps(or nodes). In each step there is a binomial stock price movement. With more steps, possible stock price paths are implicitly considered. Valuation of warrant is performed iteratively, starting at each of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date). The value computed at each stage is the value of the warrant at that point in time.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2016 and December 31, 2015, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth the amounts and percentage relationship to revenue of certain items in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015.

	Three Months Ended
		% of			% of		Change in	Change
	June 30, 2016	Revenue		June 30, 2015	Revenue		Amount	in %

REVENUES, NET	$55,217,368	100.0%		$47,963,460	100.0%		7,253,908	15.1%

COST OF GOODS SOLD	46,762,331	84.7%		41,471,997	86.5%		5,290,334	12.8%

GROSS PROFIT	8,455,037	15.3%		6,491,463	13.5%		1,963,574	30.2%

OPERATING EXPENSES:
Research and development	494,193	0.9%		571,621	1.2%		(77,428)	(13.5%	)
Selling and marketing	730,443	1.3%		75,516	0.2%		654,927	867.3%
General and administrative	9,625,194	17.4%		3,845,013	8.0%		5,780,181	150.3%
Total Operating Expenses	10,849,830	19.6%		4,492,150	9.4%		6,357,680	141.5%

INCOME(LOSS) FROM OPERATIONS	(2,394,793)	(4.3%	)	1,999,313	4.2%		(4,394,106)	(219.8%	)

OTHER INCOME(EXPENSE):
Interest income	785,152	1.4%		722,843	1.5%		62,309	8.6%
Interest expense	(432,318)	(0.8%	)	(597,320)	(1.2%	)	165,002	(27.6%	)
Change in fair value of financial instruments	526,558	1.0%		4,003,044	8.3%		(3,476,486)	(86.8%	)
Government grants	1,503,384	2.7%		92,863	0.2%		1,410,521	1518.9%
Share of profit after tax of JV	4,918,633	8.9%		251,167	0.5%		4,667,466	1858.3%
Other income, net	286,790	0.5%		82,207	0.2%		204,583	248.9%
Total other income, net	7,588,199	13.7%		4,554,804	9.5%		3,033,395	66.6%
INCOME BEFORE INCOME TAXES	5,193,406	9.4%		6,554,117	13.7%		(1,360,711)	(20.8%	)

INCOME TAX BENEFIT (EXPENSE)	(2,400,226)	(4.3%	)	(1,128,615)	(2.4%	)	(1,271,611)	112.7%

NET INCOME	2,793,180	5.1%		5,425,502	11.3%		(2,632,322)	(48.5%	)

(a)	Revenue

For the three months ended June 30, 2016, our revenue was $55,217,368 compared to $47,963,460 for the same period of 2015, an increase of $7,253,908 or 15.1% . The increase in revenue was mainly due to the increase in EV parts sales during this period. The majority of the EV parts sales were battery sales.

The following table summarizes our revenues as well as the number of units sold by product types for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30
	2016	2015
	Sales	Sales
EV parts	$53,823,619	$46,637,471
EV products	-	-
Off-road vehicles	1,393,749	1,325,989
Total	$55,217,368	$47,963,460

EV Parts

Among our total revenues during the three months ended June 30, 2016, approximately $53,823,619 resulted from the sale of EV parts, an increase of $7,186,148 or 15.4% compared to $46,637,471 for the same period of 2015. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the three months ended June 30, 2016, there was no EV products sales, because the manufacture of EV products was transferred to the JV Company based on the JV Agreement. Under the JV Agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., since March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, such transfer was completed at the end of 2014. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the three months ended June 30, 2016, approximately $1,393,749 or 2.5%, resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $67,760, or 5.1% compared to $1,325,989 for the same period of 2015, mainly from its organic growth.

(b)	Cost of goods sold

Cost of goods sold was $46,762,331 during the three months ended June 30, 2016, representing an increase of $5,290,334, or 12.8%, compared to the same period of 2015. This increase was mainly due to the increase in corresponding sales.

(c)	Gross profit

Gross profit for the second quarter of 2016 increased 30.2% to $8,455,037, compared to $6,491,463 for the same period last year. Margin by product is as below:

	Three Months Ended June 30
	2016				2015
							Gross
	Sales	Cost	Gross Profit	Margin %	Sales	Cost		Margin %
							Profit
EV parts	$53,823,619	45,518,502	8,305,117	15.4%	$46,637,471	40,379,853	6,257,618	13.4%

EV products	-	-	-	0.0%	-	-	-	-

Off-road vehicles	1,393,749	1,243,829	149,920	10.8%	1,325,989	1,092,144	233,845	17.6%

Total	$55,217,368	46,762,331	8,455,037	15.3%	$47,963,460	41,471,997	6,491,463	13.5%

The overall margin increased from 13.5% of the second quarter of 2015 to 15.3% of the same period of 2016.The main reason for the increase was the reduction in the material purchase cost for the battery packs.

(d)	Selling and distribution expenses

Selling and distribution expenses were $730,443 for the second quarter of 2016, compared to $75,516 for the same period last year, an increase of $654,927 or 867.3% . This increase was primarily due to the product maintenance expense in battery in this period, which will be amortized for the next eight years.

(e)	General and administrative expenses

General and administrative expenses were $9,625,194 for the second quarter of 2016, compared to $3,845,013 for the same period of last year, an increase of $5,780,181 or 150.3% . For the three months ended June 30, 2016, general and administrative expenses included $ 8,269,691 in expenses for common stock awards and stock options to employees and consultants, compared to $3,481,809 for the same period in 2015. Excluding stock award costs, our net general and administrative expenses for the three months ended June 30, 2016 were $1,355,503, an increase of $ 992,299, or 273.2%, from $363,204 for the same period of 2015. The increase was primarily due to a one-time expense reversal in the second quarter of 2015 and also the significant exchange loss due to Chinese Yuan depreciation in the period of 2016.

(f)	Research and development

Research and development expenses were $494,193 for the second quarter of 2016, a decrease of $77,428 or 13.5% compared to $571,621 for the same period last year. This decrease was primarily due to the materials spending decrease for the research projects in the second quarter of 2016.

(g)	Government grants

Government grants were $1,503,384 for the second quarter of 2016, an increase of $1,410,521 or 1518.9% compared to $92,863 for the same period of last year mainly due to the receipt of the government allowance for Kandi Hainan relocation for $1,421,976.

(h)	Interest income

Interest income was $785,152 for the second quarter ended June 30, 2016, an increase of $62,309 compared to $722,843 for the same period of last year. This change was primarily due to the entrusted loan rate increased from 5.88% in the second quarter of 2015 to 8.7% in the same quarter of 2016.

(i)	Interest expense

Interest expense was $432,318 for the second quarter of 2016, a decrease of $165,002 compared to $597,320 for the same period of last year. This change was primarily due to the renewed loans with a lower interest rate in year 2016. In 2015, China People Bank reduced the one-year loan interest rate for five times from 5.6% at the beginning of 2015 to 4.35% in October of 2015, so all the renewed loans in 2016 have a lower interest rate from the year beginning compared to the same period of 2015.

(j)	Change in fair value of financial instruments

For the second quarter of 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $526,558, a decrease of $3,476,486 compared to the same period last year. The decrease was due to the change of the fair value valuation for 468,957 warrant shares during the period and the expiration of 743,024 warrants shares at June 30, 2016.

(k)	Share of profit after tax of the JV Company

For the three months ended June 30, 2016, the JV Company’s net sales was $111,767,049, gross profit was $14,663,818, and net profit was $8,626,568. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $4,313,284 for the second quarter of 2016. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $4,918,633 for the second quarter of 2016, an increase of $4,667,466 compared to $251,167 for the same period last year. The increase of the JV Company’s profits was primarily due to the increase in sales and the receipt of the government subsidy in the second quarter of 2016.

During the second quarter of 2016, a total of 7,200 units of EV products were sold by the JV Company, an increase of 61.9% compared to 4,446 units sold in the same period of 2015.

(l)	Other income, net

Net other income was $286,790 for the second quarter of 2016, an increase of $ 204,583 or 248.9% compared to $82,207 for the same period of last year, which was primarily due to a rental income from one of our factory facilities from one client starting from March 1, 2016 to February 28, 2021.

(m)	Net income from continuing operation

Net income was $2,793,180 for the second quarter of 2016, a decrease of $2,632,322 or 48.5% compared to $5,425,502 for the same period of last year. The decrease of net income is a result of significant impact from: 1) $3,476,486 for change of the fair value of financial derivatives , which were $526,558 and $4,003,044 for the three months ended June 30, 2016 and 2015, respectively; 2) $4,787,882 for the employee stock compensation expense, which were $8,269,691 and $3,481,809 for the three months ended June 30, 2016 and 2015 respectively. Excluding the change of the fair value of financial derivatives and the employee stock compensation expense, our non-GAAP net income was $10,536,313 for the second quarter of 2016 as compared to non-GAAP net income of $4,904,267 for the same period of 2015, an increase of $5,632,046. This increase in non-GAAP net income was primarily attributable to the growth of revenue and gross profits, net profits from JV company and government subsidy income during the second quarter of 2016 comparing to its corresponding quarter last year.

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

	Three Months Ended
	June 30,
	2016	2015
GAAP net income from continuing operations	$2,793,180	$5,425,502

Stock award expenses	8,269,691	3,481,809

Change of the fair value of financial derivatives	(526,558)	(4,003,044)

Non-GAAP net income from continuing operations	$10,536,313	$4,904,267

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth the amounts and percentage relationship to revenue of certain items in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,	% of		June 30,	% of		Change in	Change
	2016	Revenue		2015	Revenue		Amount	in %

REVENUES, NET	$105,875,261	100.0%		$91,744,546	100.0%		14,130,715	15.4%

COST OF GOODS SOLD	90,702,126	85.7%		78,882,350	86.0%		11,819,776	15.0%

GROSS PROFIT	15,173,135	14.3%		12,862,196	14.0%		2,310,939	18.0%

OPERATING EXPENSES:
Research and development	700,161	0.7%		1,142,641	1.2%		(442,480)	(38.7%	)
Selling and marketing	776,778	0.7%		189,411	0.2%		587,367	310.1%
General and administrative	17,658,076	16.7%		7,625,661	8.3%		10,032,415	131.6%
Total Operating Expenses	19,135,015	18.1%		8,957,713	9.8%		10,177,302	113.6%

INCOME(LOSS) FROM OPERATIONS	(3,961,880)	(3.7%	)	3,904,483	4.3%		(7,866,363)	(201.5%	)

OTHER
INCOME(EXPENSE):
Interest income	1,565,333	1.5%		1,313,323	1.4%		252,010	19.2%
Interest expense	(874,397)	(0.8%	)	(1,195,911)	(1.3%	)	321,514	(26.9%	)
Change in fair value of financial instruments	3,812,898	3.6%		8,753,344	9.5%		(4,940,446)	(56.4%	)
Government grants	1,697,857	1.6%		92,863	0.1%		1,604,994	1728.3%
Share of profit after tax of JV	96,163	0.1%		720,523	0.8%		(624,360)	(86.7%	)
Other income, net	309,177	0.3%		106,054	0.1%		203,123	191.5%
Total other income, net	6,607,031	6.2%		9,790,196	10.7%		(3,183,165)	(32.5%	)

INCOME BEFORE INCOME TAXES	2,645,151	2.5%		13,694,679	14.9%		(11,049,528)	(80.7%	)

INCOME TAX BENEFIT (EXPENSE)	236,449	0.2%		(2,137,524)	(2.3%	)	2,373,973	(111.1%	)

NET INCOME	2,881,600	2.7%		11,557,155	12.6%		(8,675,555)	(75.1%	)

(a)	Revenue

For the six months ended June 30, 2016, our revenue was $105,875,261 compared to $91,744,546 for the same period of 2015, an increase of $14,130,715 or 15.4% . The increase in revenue was mainly due to the increase in EV parts sales during this period and the increase in EV products sales in the first quarter of 2016. The majority of the EV parts sales were battery sales.

The following table summarizes our revenues by product types for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
	Sales	Sales
EV parts	$100,004,478	$89,629,426
EV products	3,779,616	-
Off-road vehicles	2,091,167	2,115,120
Total	$105,875,261	$91,744,546

EV Parts

Among our total revenues during the six months ended June 30, 2016, approximately $100,004,478, or 94.5%, resulted from the sale of EV parts. Our revenue of EV parts increased $10,375,052, or 11.6%, compared to the first six months of 2015. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the six months ended June 30, 2016, approximately $3,779,616, or 3.6%, resulted from the sale of EV products. The EV products revenue increased $3,779,616, or 100% compared to the same period of 2015. Under the JV Agreement with our joint venture partner, Shanghai Maple Guorun Automobile Co., Ltd., a 99%-owned subsidiary of Geely Automobile Holdings Ltd., starting from March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, which was completed at the end of 2014, but the Company can continue to sell the EV products which were in the stock. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the six months ended June 30, 2016, approximately $2,091,167, or 2.0%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $23,953, or 1.1%, compared to the same period of 2015, mainly because the Company now focuses on the EV parts production, which is in line with the long-term strategy of the Company.

(b)	Cost of goods sold

Cost of goods sold was $90,702,126 during the six months ended June 30, 2016, representing an increase of $11,819,776, or 15.0%, compared to the same period of 2015. This increase was mainly due to the increase in corresponding sales.

(c)	Gross profit

Gross profit for the six months ended June 30, 2016 increased 18.0% to $15,173,135, compared to $12,862,196 for the same period last year. Margin by product was as below:

	Six Months Ended June 30,
	2016				2015
			Gross				Gross
	Sales	Cost		Margin %	Sales	Cost		Margin %
			Profit				Profit
EV parts	$100,004,478	85,140,184	14,864,294	14.9%	$89,629,426	77,151,655	12,477,771	13.9%
EV products	3,779,616	3,690,797	88,819	2.3%	-	-	-	-
Off-road vehicles	2,091,167	1,871,145	220,022	10.5%	2,115,120	1,730,695	384,425	18.2%
Total	$105,875,261	90,702,126	15,173,135	14.3%	$91,744,546	78,882,350	12,862,196	14.0%

The overall margin increased from 14.0% for the first six months of 2015 to 14.3% for the same period of 2016. The principle reason for the increase was that the margin of battery packs has improved due to the cost savings.

(d)	Research and development

Research and development expenses were $700,161 for the first six months of 2016, a decrease of $442,480 or 38.7% compared to $1,142,641 for the same period of last year. This decrease was primarily due to the less materials spending for research projects in first half year of 2016.

(e)	Selling and distribution expenses

Selling and distribution expenses were $776,778 for the first six months of 2016, compared to $189,411 for the same period last year, an increase of $587,367 or 310.1% . This increase was primarily due to the product maintenance expense on battery in this period, which will be amortized for the next eight years.

(f)	General and administrative expenses

General and administrative expenses were $17,658,076 for the first six months of 2016, compared to $7,625,661 for the same period of last year, an increase of $10,032,415 or 131.6% . For the first six months of 2016, general and administrative expenses included $15,157,583 in expenses for common stock awards and stock options to employees and consultants, compared to $5,531,492 for the same period in 2015. Excluding stock award costs, our net general and administrative expenses for the first six months of 2016 were $2,500,493, an increase of $406,324, or 19.4%, from $2,094,169 for the same period of 2015. The increase was primarily due to a one-time expense reversal in the second quarter of 2015 and also the significant exchange loss caused by Chinese Yuan depreciation in the same period of 2016.

(g)	Government grants

Government grants were $1,697,857 for the first six months of 2016, an increase of $1,604,994 or 1,728.3% compared to $92,863 for the same period of last year. The increase was mainly due to the $1,421,976 relocation allowance received by Kandi Hainan.

(h)	Interest income

Interest income was $1,565,333 for the first six months of 2016, an increase of $252,010 or 19.2% compared to $1,313,323 for the same period of last year. This change was primarily attributable to the adjustment of the interest rate of the entrusted loan to the JV Company from 5.88% in the first half of 2015 to 8.7% in the same period of 2016.

(i)	Interest expense

Interest expense was $874,397 for the first six months of 2016, a decrease of $321,514 or 26.9% compared to $1,195,911 for the same period of last year. This change was primarily due to the renewed loans with a lower interest rate in year 2016. In 2015, China People Bank reduced the one-year loan interest rate for five times from 5.6% at the beginning of 2015 to 4.35% in October 2015. Therefore all the renewed loans in 2016 have a lower interest rate compared to the same period in 2015.

(j)	Change in fair value of financial instruments

For the first six months of 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $3,812,898, a decrease of $4,940,446 compared to $8,753,344 in the same period of last year. The change in the fair value of derivative liability is mainly caused by two reasons. Firstly, it was caused by the decrease in the fair value of 468,957 warrant shares in year 2016 due to the change in stock prices. Secondly, there were 870,284 warrants shares expired during the first half year of 2016.

(k)	Share of profit after tax of the JV Company

For the first six months of 2016, the JV Company’s net sales were $111,271,482, gross profit was $13,601,171, and net profit was $558,120. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $279,060 for the first six months of 2016. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $96,163 for the first six months of 2016, a decrease of $624,360 or 86.7% compared to $720,523 in the same period of last year, the main cause for the decrease of the JV Company’s profits is due to the decrease in product margin in year 2016.

During the first six months of 2016, a total of 7,200 units of EV products were sold by the JV Company, an increase of 17.7% compared to 6,116 units sold in the same period of 2015.

(l)	Other income, net

Net other income was $309,177 for the first six months of 2016, an increase of $203,123 or 191.5% compared to $106,054 in the same period of last year, which was primarily due to a rental income from one of our factory facilities from one client starting from March 1, 2016 to February 28, 2021.

(m)	Net income from continuing operation

Net income was $2,881,600 for the first six months of 2016, a decrease of $8,675,555 compared to the net income of $11,557,155 for the same period of last year. The decrease was mainly due to the following: (i) the increase in stock award expenses of $9,626,091, which were $15,157,583 and $5,531,492 for the first six months of 2016 and 2015, respectively, and (ii) the change of the fair value of financial derivatives of $4,940,446, which was $3,812,898 and $8,753,344 for the first six months of 2016 and 2015, respectively. Our non-GAAP net income was $14,226,285 for the first six months of 2016 as compared to $8,335,303 for the same period of 2015, an increase of $5,890,982. This increase in non-GAAP net income was primarily attributable to the increase in revenue and gross profits and the government grants during this six-month period.

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

	Six Months Ended
	June 30,
	2016	2015
GAAP net income from continuing operations	$2,881,600	$11,557,155

Stock award expenses	15,157,583	5,531,492

Change of the fair value of financial derivatives	(3,812,898)	(8,753,344)

Non-GAAP net income from continuing operations	$14,226,285	$8,335,303

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first six months of 2016, cash used in operating activities was $6,399,572, as compared to $12,638,400 for the same period of last year.

Below is the cash flow statement for the operating activities:

	Six Months Ended June 30,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
	$2,881,600		11,557,155
Net income		$
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,458,160		2,955,663
Deferred taxes	(4,645,415)		(153,916)
Change in fair value of financial instruments	(3,812,898)		(8,753,344)
Share of profit after tax of JV Company	(96,163)		(720,523)
Stock Compensation cost	15,134,658		5,482,808

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,014,640)		(14,077,317)
Inventories	9,189,542		(12,122,839)
Other receivables and other assets	(9,424,711)		(58,055)
Due from employee	(56,998)		(9,250)
Prepayments and prepaid expenses	(12,953,797)		(143,163)
Amount due from JV Company	(49,198,396)		(50,224,378)

Increase (Decrease) In:
Accounts payable	38,423,919		54,732,723
Other payables and accrued liabilities	6,009,203		(1,716,848)
Customer deposits	154,168		106,563
Income Tax payable	3,363,489		506,321
Due from related party	29,188,707		-

Net cash used in operating activities	$(6,399,572)		$(12,638,400)

The major operating activities that provided cash for the first six months of 2016 were net income of $2,881,600,an increase due to accounts payable of $38,423,919 and a decrease due to accounts receivable from a related party (other than the JV Company) of $29,188,707. The major operating activities that used cash for first six months of 2016 were an increase in receivables from the JV Company of $49,198,396 and from other clients of $33,014,640.

Below is the cash flow statement for the investing activities:

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(37,554)	(291,895)
Disposal of land use rights and other intangible assets	13,775	-
Purchases of construction in progress	(1,356,866)	(39,361)
Issuance of notes receivable	(42,626,834)	(5,588,283)
Repayment of notes receivable	49,275,627	4,145,502
Short Term Investment	1,602,698	-

Net cash provided by (used in) investing activities	$6,870,846	$(1,774,037)

Cash provided by investing activities for the first six months of 2016 was $6,870,846 primarily due to the result of the repayment of notes receivable of $49,275,627 which offsets the issuance of notes receivable of $42,626,834.

Below is the cash flow statement for the financing activities:

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,300,215	(9,937,929)
Proceeds from short-term bank loans	-	19,061,273
Repayments of short-term bank loans	-	(15,965,853)
Proceeds from notes payable	4,796,570	9,937,929
Repayment of notes payable	(3,824,162)	(5,716,427)
Warrant exercise	434,666	-

Net cash (used in) provided by financing activities	$2,707,289	$(2,621,007)

Cash provided by financing activities for the first six months of 2016 was $2,707,289, primarily due to the change of restricted cash of 1,300,215 and proceeds from notes payable of $4,796,570 by offset repayment of notes payable of $3,824,162.

Working Capital

We had a working capital surplus of $67,423,665 at June 30, 2016, compared to $59,917,153 as of December 31, 2015.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2016 were as follows:

Six Months Ended
June 30, 2016
In Thousands)
Capital requirements
Purchase of plant and equipment	$38
Purchase of construction in progress	1,357
Issuance of notes receivable	42,627
Long term investment	(1,603)
Repayments of notes payable	3,824
Internal cash used in operations	6,400
Increase in cash	2,795
Total capital Requirements	$55,438

Capital provided
Decrease in restricted cash	1,300
Repayments of notes receivable	49,276
Disposal of land use rights	14
Proceeds from notes payable	4,797
Warrant exercise	435
Total capital provided	$55,822

The difference between capital provided and capital required was caused by the effect of exchange rate changes over the past six months.

Recent Development Activities:

On April 13, 2016, we announced the appointment of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) as the Company’s new independent registered public accounting firm effective on April 12, 2016. The appointment of BDO China was approved by the Company’s audit committee. We believe that BDO China’s experience and support will assist us in entering our next phase of business expansion.

On April 18, 2016, we announced that two Geely Global Hawk brand EVs, models SMA7001BEV25 and SMA7000BEV05, manufactured by the JV Company, were listed on the 7th approved Directory of New Energy Vehicles, known as Public Notice No. 54, published by China’s Ministry of Industry and Information Technology (“MIIT”) and State Administration of Taxation (“SAT”) promulgated on April 15, 2016. As a result, purchasers of SMA7001BEV25 and SMA7000BEV05 would be exempted from paying purchase tax of approximately 10% of the purchase price. Additionally, SMA7000BEV06 and SMA7001BEV05, also produced by the JV Company, now under the new trademark “Global Hawk”, were included in the MIIT and SAT’s published Public Notice No.16 the 282nd approved directory on April 1, 2016.

On July 21, 2016, we announced that the JV Company plans to sell 1,000 and 500 electric vehicles (“EVs”) by the end of 2016 to two wholly owned subsidiaries of ZZY in two cities in China, Tianjin and Jiangyin as the Micro Public Transportation (“MPT”) Program is expected to be officially launched and administered in those cities.

On July 25, 2016, we announced that the JV Company has signed a Framework Sales Agreement with Pang Da Automobile Trade Co., Ltd. (“Pang Da”) to sell electric vehicles (“EVs”) tailored for college campuses. Pang Da anticipates purchasing not less than 60,000 EVs from the JV Company in the next four years for its time-sharing campus EV lease program (the “Green Campus Drive Electric Campaign”).

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

The delay, reduction, unavailability, or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Although the central government has clear policies encouraging qualified EVs, any delay, reduction, or elimination of government subsidies and economic incentives caused may result in the reduced or diminished competitiveness of the alternative fuel vehicle industry generally or our EV products in particular. In the first half year of 2016, our JV Company did not receive subsidies from central government on the EV products sold in year 2015. This period of subsidy suspension was a result of an industry-wide government investigations on EV manufacturers in China with regards to any potential violation of new energy vehicle subsidy policy, starting from the beginning of 2016. The subsidy suspension period impacted the JV Company’s financial conditions including the sales and cash flow . While we expect to see an improved financial results and conditions of the JV Company in the rest of this year, in the event that any favored policy and treatment delays or discontinues, our business outlook and financial conditions could be negatively impacted.

On April 29, 2015, the four government departments in the PRC, Ministry of Finance, Ministry of Science and Technology, Ministry of Industry and Information Technology and National Development and Reform Commission jointly announced the subsidy policy for new energy vehicles from year 2016 to 2020, which declares the subsidy of year 2017-2018 will be reduced by 20% based on the rate in year 2016, and the subsidy of year 2019-2020 will be reduced by 40% based on year 2016. Furthermore, the policy enhanced the threshold for receipt of the subsidy by increasing the driving range for eligible EVs from 80 kilometers to 100 kilometers. This policy may impact the Company’s future business and profitability growth.

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

Date: August 9, 2016	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Wang Cheng (Henry)
Wang Cheng (Henry)
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)