Form 10-Q
period 2016-09-30
Kandi Technologies Group, Inc.
filed 2016-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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
Yes [   ]        No [X]

As of November 3, 2016, the registrant had issued and outstanding 47,699,638 shares of common stock, par value $0.001 per share.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015

Current assets
Cash and cash equivalents	$3,689,850	$16,738,559
Restricted cash	14,240,615	16,172,009
Short term investment	-	1,613,727
Accounts receivable	40,805,693	8,136,421
Inventories (net of provision for slow moving inventory of $472,910 and $485,901 as of September 30, 2016 and December 31, 2015, respectively	15,519,976	17,773,679
Notes receivable	1,969,252	13,033,315
Other receivables	3,243,391	332,922
Prepayments and prepaid expense	746,748	181,534
Due from employees	33,817	34,434
Advances to suppliers	30,759,354	71,794
Amount due from JV Company, net	114,763,704	76,172,471
Amount due from related party	10,916,700	40,606,162
TOTAL CURRENT ASSETS	236,689,100	190,867,027

LONG-TERM ASSETS
Property, Plant and equipment, net	16,690,437	20,525,126
Land use rights, net	12,342,904	12,935,121
Construction in progress	57,094,373	54,368,753
Long Term Investment	1,424,062	1,463,182
Investment in JV Company	87,721,955	90,337,899
Goodwill	322,591	322,591
Intangible assets	433,735	495,306
Other long term assets	8,914,927	154,019
TOTAL Long-Term Assets	184,944,984	180,601,997

TOTAL ASSETS	$421,634,084	$371,469,024

CURRENT LIABILITIES
Accounts payables	$111,682,048	$73,957,969
Other payables and accrued expenses	4,399,221	9,544,909
Short-term loans	35,676,489	36,656,553
Customer deposits	78,097	94,026
Notes payable	3,093,511	3,850,478
Income tax payable	1,142,678	624,276
Due to employees	26,954	9,423
Deferred taxes liabilities	87,387	2,374,924
Financial derivate - liability	-	3,823,590
Deferred income	14,990,122	13,726
Total Current Liabilities	171,176,507	130,949,874

LONG-TERM LIABILITIES
Deferred taxes liabilities	1,284,335	1,593,582
Total Long-Term Liabilities	1,284,335	1,593,582

TOTAL LIABILITIES	172,460,842	132,543,456

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,699,638 and 46,964,855 shares issued and outstanding at September 30,2016 and December 31,2015, respectively	47,030	46,965
Additional paid-in capital	226,929,764	212,564,334

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at September 30,2016 and December 31,2015, respectively)	33,371,578	31,055,919
Accumulated other comprehensive income(loss)	(11,175,130)	(4,741,650)
TOTAL STOCKHOLDERS' EQUITY	249,173,242	238,925,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,634,084	$371,469,024

See accompanying notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUES, NET	$6,366,380	$50,528,545	$112,241,641	$142,273,091

COST OF GOODS SOLD	5,715,211	43,411,839	96,417,337	122,294,189

GROSS PROFIT	651,169	7,116,706	15,824,304	19,978,902

OPERATING EXPENSES:
Research and development	522,806	785,450	1,222,967	1,928,091
Selling and marketing	374,102	122,873	1,150,880	312,284
General and administrative	373,411	8,649,541	18,031,487	16,275,202
Total Operating Expenses	1,270,319	9,557,864	20,405,334	18,515,577

INCOME(LOSS) FROM	(619,150)	(2,441,158)	(4,581,030)	1,463,325
OPERATIONS

OTHER INCOME(EXPENSE):
Interest income	832,031	1,140,756	2,397,364	2,454,079
Interest expense	(425,152)	(534,987)	(1,299,549)	(1,730,898)
Change in fair value of financial instruments	10,692	3,049,242	3,823,590	11,802,586
Government grants	594,323	(724)	2,292,180	92,139
Share of profit (loss) after tax of JV	(299,538)	1,179,605	(203,375)	1,900,128
Other income (expense), net	(106,299)	988,224	202,878	1,094,278
Total other income, net	606,057	5,822,116	7,213,088	15,612,312

INCOME (LOSS) BEFORE	(13,093)	3,380,958	2,632,058	17,075,637
INCOME TAXES

INCOME TAX (EXPENSE)	(552,848)	(1,037,763)	(316,399)	(3,175,287)

NET INCOME (LOSS)	(565,941)	2,343,195	2,315,659	13,900,350

OTHER COMPREHENSIVE
INCOME(LOSS)
Foreign currency translation	(805,216)	(7,098,249)	(6,433,480)	(6,157,006)

COMPREHENSIVE INCOME(LOSS)	$(1,371,157)	$(4,755,054)	$(4,117,821)	$7,743,344

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,695,290	46,959,638	47,436,418	46,670,533
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,695,290	46,959,638	47,436,418	46,945,277

NET INCOME (LOSS) PER SHARE, BASIC	$(0.01)	$0.05	$0.05	$0.30
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.01)	$0.05	$0.05	$0.30

See accompanying notes to consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,315,659	$13,900,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,681,345	4,388,902
Deferred taxes	(2,608,702)	(1,854,863)
Change in fair value of financial instruments	(3,823,590)	(11,802,586)
Share of profit after tax of JV Company	203,375	(1,900,128)
Stock compensation cost	13,930,829	12,486,881

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,335,798)	(19,286,512)
Inventories	1,802,780	(17,289,849)
Other receivables and other assets	(11,868,318)	(298,976)
Due from employee	17,718	(10,535)
Prepayments and prepaid expenses	(31,684,685)	6,265,899
Amount due from JV Company	(41,182,480)	(27,964,497)
Due from related party	28,994,314	-

Increase (Decrease) In:
Accounts payable	40,240,135	44,980,746
Other payables and accrued liabilities	10,415,706	(1,302,135)
Customer deposits	(13,598)	(2,502,087)
Income Tax payable	607,422	1,062,643

Net cash used in operating activities	$(22,307,888)	$(1,126,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(39,250)	(408,850)
Purchases of construction in progress	(4,236,301)	(39,054)
Issuance of notes receivable	(51,553,604)	(72,040,444)
Repayment of notes receivable	62,415,498	61,697,894
Long Term Investment	-	(1,535,651)
Short Term Investment	1,592,024	-

Net cash provided by (used in) investing activities	$8,178,367	$(12,326,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,519,477	(3,232,950)
Proceeds from short-term bank loans	-	30,583,709
Repayments of short-term bank loans	-	(27,512,406)
Proceeds from notes payable	5,187,040	9,860,498
Repayment of notes payable	(5,849,988)	(12,299,436)
Warrant exercise	434,666	-

Net cash provided by (used in) financing activities	$1,291,195	$(2,600,585)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,838,326)	(16,053,437)
Effect of exchange rate changes on cash	(210,383)	1,365,000
Cash and cash equivalents at beginning of year	16,738,559	26,379,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,689,850	11,691,023

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	2,322,747	1,794,115
Interest paid	1,283,843	1,718,257

See accompanying notes to consolidated financial statements

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

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% profits and loss absorption rate) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has 50% interest. Mr. Hu Xiaoming owns the other 50% which he entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds battery packing production rights (license), and supplies the battery pack to the JV Company (Defined below). It didn’t maintain the special-purpose vehicle production rights (license) on manufacturing Kandi brand electric utility vehicles. According to the JV Agreement (defined below),Kandi is not allowed to produce EVs. To avoid the maintenance fee on this license, the Company anticipates to close the sale of the special-purpose vehicle production rights (license) to a third party. The Ministry of Industrial and Information Technology of the People’s Republic of China has approved this transaction and the transfer is in process.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company (defined below).

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries. For JV Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the JV Company on October 26, 2016 by completing the purchase of the 50% equity of the JV Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years.

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

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company, which focuses on the investment and consulting service. The JV Company has 50% ownership interest in Puma Investment(the other 50% was owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co.,Ltd., a subsidiary of Service Company, and the Company, indirectly through its JV Company, has 25% economic interest in Puma Investment. The other 50% ownership is held by the Service Company.

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

The Company’s primary business operations are designing, development, manufacturing and commercialization of EV products, EV parts and off-road vehicles. As part of its strategic objective to become a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV related products with a particular emphasis on expanding its market shares in China.

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $65,512,593 as of September 30, 2016, an increase of $5,595,440 from $59,917,153 as of December 31, 2015.

As of September 30, 2016, the Company had credit lines from commercial banks of $35,676,489. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

The financial information included herein for the three-month and nine-month period ended September 30, 2016 and 2015 are unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements for these interim periods.

The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2016.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, accounts payable, other payables and accrued liabilities and notes payable approximate fair value because of the short term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the short maturities and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile. As the carrying amounts are reasonable estimates of the fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as a Level 2 instrument due to the fact that the inputs to the valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $3,093,511 and $3,850,478 at September 30, 2016 and December 31, 2015, respectively.

Warrants, which are accounted as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 and $3,823,590 at September 30, 2016 and December 31, 2015, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of September 30, 2016 and December 31, 2015, represented time deposits on account for earning interest income. As of September 30, 2016 and December 31, 2015, the Company’s restricted cash was $14,240,615 and $16,172,009, which includes a one-year Certificate of Time Deposit (CD) of $11,992,098 with Hangzhou Bank Jinhua Branch, among which $5,996,049 will mature on September 29, 2017 and the remaining $5,996,049 will mature on October 29, 2017.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of September 30, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of September 30, 2016 and December 31, 2015, the credit terms with the Company’s customers were typically 210 to 240 days and 150 to 180 days respectively after delivery. The Company extended the credit term with its customers this year to a longer period as referenced above due to the delayed subsidy payments from the government on EV sales.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If the loan default is probable, reasonably assured and the loss can be reasonably estimated, the Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company also receives notes receivable from the JV Company to settle the accounts receivable. If the Company wants to discount the notes receivables for the purpose of receiving immediate cash, the current discount rate is 3.00% annually. As at the end of September 30, 2016, the Company had notes receivables of $1,969,252. Among which $428,268 will mature within 3 months and the remaining $1,540,984 will mature within 6 months.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers, which also includes advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2013, the Company recorded a significant prepayment made by the Company to a supplier Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance of RMB 353 million (approximately $52,915,129) and prepaid by Kandi Wanning (renamed to Kandi Hainan in January 2016). Nanjing Shangtong is a total solution contractor for Kandi Hainan project to provide all the equipment and EV product design and research services. As of September 30, 2016, the advance payment related to Kandi Hainan facility construction to Nanjing Shangtong was transferred to “construction-in-progress” as described in Note 15.

In June 2016, Kandi Hainan made the second prepayment of RMB 70 million (approximately $10,493,085) to Nanjing Shangtong for the design and research of new EVs. In July 2016 and August 2016, another two prepayments of RMB 30 million (approximately $4,497,036) and RMB 90 million (approximately $13,491,109) respectively, were made to Nanjing Shangtong for the same purpose of the design and research for the new EV product. Also see Note 15.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of September 30, 2016, as the Company did not get loans for CIP.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $522,806 and $785,450 for the three months ended September 30, 2016 and 2015, respectively. Research and development expenses were $1,222,967 and $1,928,091 for the nine months ended September 30, 2016 and 2015, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible and the related milestones have been reached and all contingencies have been resolved.

For the three months ended September 30, 2016 and 2015, $ 594,323 and $-724 (due to the depreciation in RMB against U.S. dollars) of grants were received by the Company’s subsidiaries from the PRC government. For the nine months ended September 30, 2016 and 2015, $2,292,180 and $92,139 of grants were received by the Company’s subsidiaries from the PRC government.

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

(p) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the website: http://www.oanda.com

	September 30,	December 31,	September 30,
	2016	2015	2015
Period end RMB : USD exchange rate	6.67106	6.49270	6.37380
Average RMB : USD exchange rate	6.58121	6.24010	6.18630

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

The stock-based option expenses for the three months ended September 30, 2016 and 2015 were $2,777,121 and $6,109,666, respectively. The stock-based option expenses for the nine months ended September 30, 2016 and 2015 were $13,885,604 and $8,146,221, respectively. See Note 19.

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

As of September 30, 2016, the Company determined that its goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of September 30, 2016. The amortization expenses for intangible assets were $20,524 and $20,524 for the three months ended September 30, 2016 and 2015, respectively, and $61,571 and $61,571 for the nine months ended September 30, 2016 and 2015, respectively.

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

(x) Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities, or VIEs, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

In August 2016, the FASB has issued ASU No. 2016-15 “Topic 230, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this Update provide guidance on the following eight specific cash flow issues:(1) Debt Prepayment or Debt Extinguishment Costs;(2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;(3) Contingent Consideration Payments Made after a Business Combination;(4) Proceeds from the Settlement of Insurance Claims;(5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies;(6) Distributions Received from Equity Method Investees;(7) Beneficial Interests in Securitization Transactions;(8) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2016	2015	2016	2015
Kandi Electric Vehicles Group Co., Ltd.and its subsidiaries	19%	70%	64%	55%
Jinhua Chaoneng Automobile Sales Co., Ltd.	56%	-	25%	-
Zhejiang Yongkang Dingji Imp.& Exp. CO.,LTD.	24%	-	1%	-

For the nine-month period ended September 30, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2016	2015	2016	2015
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	55%	76%	64%	55%
Jinhua Chaoneng Automobile Sales Co. Ltd.	35%	-	25%	-

(b) Suppliers

For the three-month period ended September 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended	September 30,	December 31,
	September 30,	September 30,
Major Suppliers	2016	2015	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	56%	26%	27%	15%
Zhuhai Enpower Electrical Limited	14%	-	6%	-

For the nine-month period ended September 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended	September 30,	December 31,
	September 30,	September 30,
Major Suppliers	2016	2015	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	48%	17%	27%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	19%	24%	21%	24%

NOTE 9 –EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended September 30, 2016 and 2015, the average number of dilutive common shares was 0 and 0, respectively. For the nine months ended September 30, 2016 and 2015, the average number of dilutive common shares was 0 and 274,744, respectively. The potential dilutive common shares as of September 30, 2016 and 2015 were 4,900,000 and 949,419 shares respectively.

The following is the calculation of earnings per share for the three-month periods ended September 30, 2016 and 2015:

	For three months ended
	September 30,
	2016	2015
Net income	$(565,941)	$2,343,195
Weighted average shares used in basic computation	47,695,290	46,959,638
Dilutive shares	-	-
Weighted average shares used in diluted computation	47,695,290	46,959,638

Earnings per share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

The following is the calculation of earnings per share for the nine-month periods ended September 30, 2016 and 2015:

	For nine months ended
	September 30,
	2016	2015
Net income	$2,315,659	$13,900,350
Weighted average shares used in basic computation	47,436,418	46,670,533
Dilutive shares	-	274,744
Weighted average shares used in diluted computation	47,436,418	46,945,277

Earnings per share:
Basic	$0.05	$0.30
Diluted	$0.05	$0.30

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2016	2015
Accounts receivable	$40,805,693	$8,136,421
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$40,805,693	$8,136,421

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2016	2015
Raw material	$7,825,367	$8,509,421
Work-in-progress	2,384,830	1,648,498
Finished goods	5,782,689	8,101,661
Total inventories	15,992,886	18,259,580
Less: provision for slowing moving inventories	(472,910)	(485,901)
Inventories, net	$15,519,976	$17,773,679

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	September 30,	December 31,
	2016	2015
Notes receivable as below:
Due September 30, 2016, interest at 7.2% per annum	$0	$10,578,574
Bank acceptance notes	1,969,252	2,454,741
Notes receivable	$1,969,252	$13,033,315

Details of Notes Receivable as of September 30, 2016 are as below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	1,316,132	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due
2	428,268	Hohhot Xinhui Hengtong Automobile Trade Co. Ltd.	No relationship beyond loan	Payments for sales	Not due
3	224,852	Kandi Electric Vehicles Group Co., Ltd.	the JV Company	Payments for sales	Not due

Details of Notes Receivable as of December 31, 2015 are as below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement

1	10,578,574	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	1,871,332	Kandi Electric Vehicles Group Co., Ltd.	the JV Company	Payments for sales	Not due
3	59,744	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due
4	523,665	Zhuhai Enpower electrical Limited	No relationship beyond loan	Payments for sales	Not due

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
At cost:
Buildings	$13,512,024	$13,883,211
Machinery and equipment	9,010,008	7,804,097
Office equipment	462,751	395,328
Motor vehicles	334,438	335,227
Moulds	27,394,924	32,931,740
	50,714,145	55,349,603
Less : Accumulated depreciation
Buildings	$(3,997,470)	$(3,755,582)
Machinery and equipment	(8,492,712)	(7,108,925)
Office equipment	(251,069)	(249,378)
Motor vehicles	(280,502)	(271,495)
Moulds	(20,949,656)	(23,385,363)
	(33,971,409)	(34,770,743)
Less: provision for impairment for fixed assets	(52,299)	(53,734)
Plant and equipment, net	$16,690,437	$20,525,126

As of September 30, 2016 and December 31, 2015, the net book value of plant and equipment pledged as collateral for bank loans was $9,351,427 and $9,949,661, respectively.

Depreciation expenses for the nine months ended September 30, 2016 and 2015, was $3,370,032 and $4,036,771, respectively. Depreciation expenses for the three months ended September 30, 2016 and 2015, was $1,106,755 and $1,317,383, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consisted of the following:

	September 30,	December 31,
	2016	2015
Cost of land use rights	$14,868,506	$15,276,957
Less: Accumulated amortization	(2,525,602)	(2,341,836)
Land use rights, net	$12,342,904	$12,935,121

As of September 30, 2016 and December 31, 2015, the net book value of land use rights pledged as collateral for the Company’s bank loans was $ 9,077,942 and $9,512,598, respectively. Also see Note 17.

The amortization expense for the nine months ended September 30, 2016 and 2015 was $249,742 and $290,559, respectively. The amortization expense for the three months ended September 30, 2016 and 2015 was $95,906 and $95,332, respectively. Amortization expense for the next five years and thereafter is as follows:

2016 (three months)	$83,247
2017	332,989
2018	332,989
2019	332,989
2020	332,989
Thereafter	10,927,701
Total	$12,342,904

NOTE 15 - CONSTRUCTION-IN-PROGRESS

As of September 30, 2016, a total amount of advances to a supplier of RMB 353,000,000, or $52,915,129, made by Kandi Hainan to Nanjing Shangtong Nanjing Shangtong for equipment purchases was included in CIP. None of the CIP was transferred to property, plant and equipment as of September 30, 2016. See also Note 6(g).

The government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industry park, the Wanning facility has been relocated from Wanning City to Haikou City. In addition, all related expenses and assets disposal caused by the relocation were compensated by the local government. Currently Hainan facility is under construction. It is expected to be completed for production testing in the middle of 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of September 30, 2016 is as follow:

Project	Total in CIP as of September 30, 2016	Contracted but not provided for	Total contract amount

Kandi Hainan facility	$57,094,373	$16,189,331	$73,283,704

Total	$57,094,373	$16,189,331	$73,283,704

As of September 30, 2016 and December 31, 2015, the Company had CIP amounting to $57,094,373 and $54,368,753, respectively.

No interest expense has been capitalized for CIP as of September 30, 2016 and 2015, respectively, as the Company did not get loans for CIP.

NOTE 16 – SHORT TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2016	2015
Loans from China Ever-bright Bank
Interest rate 4.698% per annum, renewed on October 21, 2016, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife, $6,295,851 due on April 21, 2017 and $5,396,444 due on April 20, 2017.	11,692,295	12,013,492
Loans from Hangzhou Bank
Interest rate 4.60% per annum, renewed on October 12, 2016, due on October 17, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	7,315,179	7,516,134
Interest rate 4.82% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	-	7,700,956
Interest rate 4.85% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	-	3,419,225
Interest rate 4.35% per annum, due on July 3, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	10,822,868	-
Interest rate 4.35% per annum, due on March 23, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	5,846,147	-
Interest rate 5.35% per annum, paid off on March 22, 2016, secured by the assets of the Company. Also see Note 14 and Note 15.	-	6,006,746

	$35,676,489	36,656,553

The interest expenses for the nine months ended September 30, 2016 and 2015 were $1,299,549 and $1,730,898, respectively. The interest expenses for the three months ended September 30, 2016 and 2015 were $425,152 and $534,987, respectively.

As of September 30, 2016, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 17 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable are due. Simultaneously, the Company may need to deposit restricted cash in banks to back up the bank notes payable. The restricted cash deposited in banks will generate interest income.

Notes payable as of September 30, 2016 and December 31, 2015 were summarized as follows:

	September 30,	December 31,
	2016	2015
Bank acceptance notes:
Due May 12, 2016	$-	$2,310,287
Due June 17, 2016	-	1,540,191
Due November 16, 2016	2,248,518	-
Due December 23, 2016	428,268	-
Due March 22, 2017	416,725
Total	$3,093,511	$3,850,478

A bank acceptance note is a promised future payment or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of money, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $3,093,511 and $3,850,478 were held as collateral for the notes payable as of September 30, 2016 and December 31, 2015, respectively.

NOTE 18 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax (“CIT”) rate for Kandi’s subsidiaries are as below:

Company Name	Applicable Corporate Income Tax
Kandi Vehicles	15%
Kandi New Energy	25%
Yongkang Scrou	25%
Kandi Hainan	25%
JV Company	25%

The Company, qualified as a high technology company in China, was entitled to pay a reduced CIT rate of 15%. After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective reduced income tax rate was 16.60% . The combined tax benefits were 49.58% . The actual effective income tax rate was reduced from 25% to 12.60% in the third quarter of 2016.

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

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2016, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2016, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax as of September 30, 2016 due to the net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expense (benefit) for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2016	2015
Current:
Provision for CIT	$2,925,100	$3,175,287
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	(2,608,702)	-
Income tax expense (benefit)	$316,399	$3,175,287

The Company’s income tax benefit (expense) differs from the “expected” tax expense for the nine months ended September 30, 2016 and 2015 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2016	2015
Computed “expected” expense	$3,638,048	$(322,716)
Favorable tax rate	(229,839)	(880,016)
Permanent differences	(69,203)	280,798
Valuation allowance	(3,022,607)	4,097,221
Income tax expense (benefit)	$316,399	$3,175,287

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Current portion:
Deferred tax assets (liabilities):
Expense	$165,221	(272,953)
Subtotal	165,221	(272,953)

Deferred tax assets (liabilities):
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	-	290,850
Other	(252,608)	(2,392,821)
Subtotal	(252,608)	(2,101,971)

Total deferred tax assets (liabilities) – current portion	(87,387)	(2,374,924)

Non-current portion:
Deferred tax assets (liabilities):
Inventory falling price reserves	70,936	-
Bad debt reserves	3,772	-
Depreciation	219,758	(353,115)
Loss carried forward	(3,022,607)	7,645,386
Valuation allowance	3,022,607	(7,645,386)
Subtotal	294,467	(353,115)

Deferred tax liabilities:
Long term deferred assets	(1,578,802)	-
Accumulated other comprehensive gain	-	(1,240,467)
Subtotal	(1,578,802)	(1,240,467)

Total deferred tax assets – non-current portion	(1,284,335)	(1,593,582)

Net deferred tax assets (liabilities)	$(1,371,722)	(3,968,506)

(b) Tax Benefit (Holiday) Effect

For the nine months ended September 30, 2016 and 2015, the PRC CIT rate was 25%. Certain subsidiaries of the Company were entitled to tax benefit (holidays) for the nine months ended September 30, 2016 and 2015.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2016	2015
Tax benefit (holiday) credit	$229,839	$880,016
Basic net income per share effect	$0.005	$0.019

NOTE 19 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00% ..There was $13,885,604 stock compensation expense booked in the first three quarters of 2016.

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

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”). As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis. In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock with an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”). Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet. On July 1, 2016, the Third Round Placement Agent Warrants expired without any exercise.

On January 15, 2014, the Company sold to certain institutional investors warrants to purchase an aggregate of 1,429,393 shares of the Company’s common stock at an exercise price of $15 per share (the “January 2014 Warrants”) for a total purchase price of approximately $14,294. According to the warrant subscription agreement by and among the Company and the holders, the exercise price was reduced by a credit of $0.01, which reflected the price per warrant share paid in connection with the issuance of the January 2014 Warrants. Consequently, the effective exercise price per warrant share is $14.99. Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet. The January 2014 Warrants expired on January 30, 2015 and no investors exercised their warrants.

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”). In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016, among these warrants, 44,783 shares were exercised in January 2016 and the rest warrant shares were expired without exercise. Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”). As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016, and as of now these warrants were expired without any exercise. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share, which was adjusted to $9.72 per share as the exercise price in December 2015 due to its financial consulting service. The placement agent’s warrants are exercisable for a term of seventeen months after six months from the issuance. Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet. On August 3, 2016, all the placement agent warrants were expired without any exercise.

As of September 30, 2016 and December 31, 2015, the derivative liability relating to the warrants issued to the investors and a placement agent was $0 and $3,823,590, respectively. For the three and nine months ended September 30, 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $10,692 and $3,823,590, respectively.

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

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (“Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the 2008 Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. Stock-based compensation expense is calculated based on grant date fair value and number of awards expected to be earned at the end of each quarter and recognized in the quarter. In subsequent periods, stock-based compensation expense is adjusted based on grant date fair value and the change of number of awards expected to be earned. Final stock-based compensation expense for the year is calculated based on grant date fair value and number of awards earned for the year and recognized at the end of year. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other term was as same as before. For the three months ended September 30, 2016 and 2015, there were $4,003,250 of expense reversal and $872,107 of employee stock award expense recognized under General and Administrative Expenses, respectively. For the nine months ended September 30, 2016 and 2015, there were $0 and $4,296,060 of employee stock award expense recognized under General and Administrative Expenses, respectively.

The stock award was below starting from 2013 based on the award plan above:

Issue Date	For Year	Shares
May 22, 2014	2013	801,163
April 15, 2015 / June 12, 2015	2014	670,000
April 13, 2016	2015	670,000

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

		September 30,	December 31,
	Remaining	2016	2015
	useful life
Gross carrying amount:
Trade name	5.25 years	$492,235	$492,235
Customer relations	5.25 years	304,086	304,086
		796,321	796,321

Less : Accumulated amortization
Trade name		$(224,128)	$(186,069)
Customer relations		(138,458)	(114,946)
		(362,586)	(301,015)
Intangible assets, net		$433,735	$495,306

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income were $20,524 and $20,524 for the three months ended September 30, 2016 and 2015, respectively, and $61,571 and $61,571 for the nine month period ended September 30, 2016 and 2015, respectively.

Amortization expense for the next five years and thereafter is as follows:

2016 (three months)	$20,524
2017	82,095
2018	82,095
2019	82,095
2020	82,095
Thereafter	84,831
Total	$433,735

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

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. For JV Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the JV Company on October 26, 2016 by completing the purchase of the 50% equity of the JV Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Zhejiang Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company had a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. In August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. The JV Company has 50% ownership interest in Puma Investment and the Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest in Puma Investment. In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang Service Company and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang Service Company.

As of September 30, 2016, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service; and (7) 50% interest in Puma Investment. The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months and nine months ended September 30, 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	September 30,
	2016	2015
Condensed income statement information:
Net sales	$11,688,178	$98,447,939
Gross income	5,937,134	13,325,271
% of net sales	50.8%	13.5%
Net income	(426,797)	1,611,658
% of net sales	-3.7%	1.6%
Company’s equity in net income of JV	$(213,399)	$805,829

	Nine months ended
	September 30,
	2016	2015
Condensed income statement information:
Net sales	$122,959,660	$197,965,282
Gross income	19,538,305	31,958,679
% of net sales	15.9%	16.1%
Net income	131,323	4,000,781
% of net sales	0.1%	2.0%
Company’s equity in net income of JV	$65,662	$2,000,390

	September 30,	December 31,
	2016	2015
Condensed balance sheet information:
Current assets	$510,523,657	$455,368,595
Noncurrent assets	186,074,593	191,145,583
Total assets	$696,598,250	$646,514,178
Current liabilities	475,158,369	429,487,683
Noncurrent liabilities	45,463,021	36,348,514
Equity	175,976,860	180,677,981
Total liabilities and equity	$696,598,250	$646,514,178

During the first three quarters of 2016, 100% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 7,384 units sold, 2,153 units of which were direct sales through the distribution company, JiHeKang, and the rest were sold for the Micro Public Transportation Program (“MPT” or the “EV-Share” Program). As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included the equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in the JV Company for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months ended
	September 30,
	2016	2015
Investment in JV Company, beginning of the period,	$90,337,899	$83,309,095
Share of profit	65,662	2,000,390
Intercompany transaction elimination	(270,113)	(283,267)
Year 2015 unrealized profit realized	1,076	183,005
Exchange difference	(2,412,569)	(2,935,339)
Investment in JV Company, end of the period	$87,721,955	$82,273,884

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended September 30, 2016 were $1,181,669 or 19% of the Company’s total revenue, a decrease of 96.3% of the sales to the JV Company from the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the nine months ended September 30, 2016 were $62,125,458 or 55% of the Company’s total revenue, a decrease of 41.6% of the sales to the JV Company from the same period last year. The sales to the JV Company and its subsidiaries were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, the breakdown of the sales to the JV Company and its subsidiaries is as follows:

	Three Months ended
	September 30,
	2016	2015
JV Company	$5,915,518	$19,593,174
Kandi Changxing	(1,570,084)	7,245,341
Kandi Shanghai	(3,300,932)	5,061,218
Kandi Jinhua	(313)	(10,965)
Kandi Jiangsu	137,480	-
Total sales to JV	$1,181,669	$31,888,768

	Nine Months ended
	September 30,
	2016	2015
JV Company	$60,920,788	$19,593,174
Kandi Changxing	247,848	42,484,537
Kandi Shanghai	623,499	42,790,349
Kandi Jinhua	46,753	1,591,067
Kandi Jiangsu	286,570	-
Total sales to JV	$62,125,458	$106,459,127

As of September 30, 2016 and December 31, 2015, the net amount due from the JV Company was $114,763,704 and $76,172,471, respectively, of which the majority was the balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	September 30,	December 31,
	2016	2015

Kandi Shanghai	$255,533	$(4,488,379)
Kandi Changxing	16,921,022	3,249,445
Kandi Jinhua	5,258,563	6,218,177
Kandi Jiangsu	287,955	11,453
JV Company	92,040,631	71,181,775
Consolidated JV	$114,763,704	$76,172,471

The amount due from the JV Company included a one-year entrusted loan of $22,485,182 that Kandi Vehicle lent to the JV Company from December 16, 2015 to June 15, 2016 and then extended to December 16, 2016 carrying an annual interest rate 8.7%, which will not be adjusted after the withdrawal during the lending period. The loan was organized by Bank of Communications Hangzhou Zhongan Branch as the agent bank between Kandi Vehicle and the JV Company. Entrusted loans are commonly found in China, where direct borrowing and lending between commercial enterprises are restricted.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of September 30, 2016 and December 31, 2015, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2016	2015
Zhejiang Shuguang industrial Co., Ltd.	4,347,135	4,466,555
Nanlong Group Co., Ltd.	2,998,024	3,080,383
Kandi Electric Vehicles Group Co., Ltd.	48,717,895	50,056,216
Total	$56,063,054	$57,603,154

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) from March 15, 2016 to March 15, 2018 for NGCL's loan amount of $2,998,024 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15, 2016, which was extended to September 15, 2016. NGCL is not related to the Company but it has provided guarantees for the Company in the past due to industry customs. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from July 20, 2016 to July 19, 2018 for the bank loans of $11,242,591 from Bank of China with related loan period from July 22, 2016 to July 21, 2017. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) from September 29, 2015 to September 28, 2018 for the bank loan amount of $4,347,135 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company from December 14, 2016 to December 13, 2018 for the bank loans of $37,475,304 from China Import & Export Bank with related loan period from December 14, 2015 to December 13, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

For the Company guarantee for NGCL and ZSIC, it is a common practice that among companies in the region of the PRC in which the Company is located to exchange guarantees for bank debts with no additional consideration given. It is considered a “favor for favor” business practice and is commonly required by Chinese lending banks. Now with Kandi’s creditability improvement in the bank, the related banks have no requirement to ask the third party to provide the company guarantee for Kandi, and the Company decides not to provide new guarantee obligations to them accordingly in the proper time.

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of September 30, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from other companies amounting to $56,063,054 and $57,603,154 that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

(2) Pledged collateral for a third party’s bank loans

As of September 30, 2016 and December 31, 2015, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 –SEGMENT REPORTING

The Company has only one single operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in the PRC. The Company only has operations in the PRC.

The following table sets forth revenues by geographic area for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$3,134,750	3%	$3,380,570	2%
China	109,106,891	97%	138,892,521	98%
Total	$112,241,641	100%	$142,273,091	100%

The following table sets forth revenues by geographic area for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$1,520,367	24%	$1,436,398	3%
China	4,846,013	76%	49,092,147	97%
Total	$6,366,380	100%	$50,528,545	100%

NOTE 25 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties (other than the JV Company) for the three months ended September 30, 2016 and 2015:

	September 30,	September 30,
	2016	2015
Service Company	(26,490)	-
Total	$(26,490)	-

(The above negative amount was the exchange loss due to Chinese currency depreciation compared to US Dollar in the third quarter of 2016.)

The following table lists the sales to related parties (other than the JV Company) for the nine months ended September 30, 2016 and 2015:

	September 30,	September 30,
	2016	2015

Service Company	3,951,078	-
Total	$3,951,078	-

The details for amount due from related parties (other than the JV Company) as of the September 30, 2016 and December 31, 2015 were as below:

	September 30,	December 31,
	2016	2015

Service Company	10,916,700	40,606,162

Total due from related party	$10,916,700	40,606,162

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

Policy affecting options, warrants and Stock award

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

Our stock award for the employee is based on the Company annual performance achieved in the year. The Company annual performance will determine the pool of the stock award and the stock issued to an individual will be also linked with the individual’s performance. The performance-based stock award expense is recorded in accordance with ASC 718 and ASC 505. The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the board for grant. We calculated the stock award expense by using the yearly accumulated basis compared to the same period last year and true-up the expense at the year end.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of September 30, 2016 and December 31, 2015, we recorded no allowance for doubtful accounts. This determination was made per our management’s judgment, which was based on their best knowledge.

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

For the EV products that we sell (through the JV Company)in China, there is an eight-year or 120,000 kilometer manufacturer warranty implemented by the JV Company. This warranty affects us through our participation and investment in the JV Company, which manufactures the EV products.

Overview

We are one of the leading producers and manufacturers of electrical vehicle products (through the JV Company), electrical vehicle parts and off road vehicles in China. Our primary source of revenue is from the sale of our EV parts. During the quarter ended September 30, 2016, we recognized total revenue of $6,366,380 as compared to $50,528,545 for the quarter ended September 30, 2015, a decrease of $44,162,165 or 87.4%, primarily due to the weak EV parts demand from the JV Company and its subsidiaries. Gross margin for the quarter ended September 30, 2016 was 10.2%, a decrease from 14.1% for the quarter ended September 30, 2015. We continue to increase our sales of our legacy products and the off-road vehicles revenue increased $106,322 or 6.8% as compared to the same period a year ago, mainly from its organic growth.

The construction of our Hainan facility is on track and we expect it will be completed for production testing in the middle of 2017 as planned. The Hainan project has received great support from Hainan provincial government with a RMB 300 million (approximately USD 45 million) of government subsidy to assist its research and development on a new model of electric vehicle, of which the initial payment of RMB100 million (approximately USD15 million) has already been received.

The JV Company continues to enhance its vehicle offering and debuted its new model of “Global Hawk K21” in August 2016, a newly developed mid-tier luxury pure electric vehicle, which has received significant interest from the public. Beginning early 2016, the government launched an industry-wide review of subsidies, which negatively impacted the JV Company’s operations and sales this year. Accordingly, our EV Parts sales to the JV Company and its subsidiaries have also been negatively impacted. Meanwhile, there have been certain misunderstandings from government regarding the EV battery exchange method, which was initiated by the JV Company for efficient battery utilization. The JV Company has been working diligently with the government and related authorities to clarify this issue. We believe there will be a positive outcome and the issue of subsidy delay will be resolved in the coming quarters, which will help us to regain the revenue growth momentum.

On April 29, 2015, the Central Government announced the subsidy policy for new energy vehicles from year 2016 to 2020, which indicates the subsidy of year 2017-2018 will be reduced by 20% based on the rate in year 2016, and the subsidy of year 2019-2020 will be reduced by 40% based on the rate in year 2016. Although we are confident the Government has firm commitment to support the growth of China’s EV industry and the subsidy program itself will continue through 2020, the JV Company and us are actively seeking new revenue growth avenue and optimizing our business model to cope with this industry-wide policy change. Our long-term goal is, through improving technical capabilities, optimizing cost structure and increasing operation efficiency, to develop high-performance yet price-competitive EVs for our end consumers to meet market demand and sustainably grow our business. The Company will continue to work closely with Geely, leverage its support, and seek additional strategic alliance or partnership to jointly develop the JV Company’s EV business and rapidly expand its business footprint in China.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

The following table sets forth the amounts and percentage relationship to revenue of certain items in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended
	September 30,	% of		September 30,	% of		Change in	Change
	2016	Revenue		2015	Revenue		Amount	in %

REVENUES, NET	$6,366,380	100.0%		$50,528,545	100.0%		(44,162,165)	(87.4%	)

COST OF GOODS SOLD	5,715,211	89.8%		43,411,839	85.9%		(37,696,628)	(86.8%	)

GROSS PROFIT	651,169	10.2%		7,116,706	14.1%		(6,465,537)	(90.9%	)

OPERATING EXPENSES:
Research and development	522,806	8.2%		785,450	1.6%		(262,644)	(33.4%	)
Selling and marketing	374,102	5.9%		122,873	0.2%		251,229	204.5%
General and administrative	373,411	5.9%		8,649,541	17.1%		(8,276,130)	(95.7%	)
Total Operating Expenses	1,270,319	20.0%		9,557,864	18.9%		(8,287,545)	(86.7%	)

INCOME (LOSS) FROM OPERATIONS	(619,150)	(9.7%	)	(2,441,158)	(4.8%	)	1,822,008	(74.6%	)

OTHER INCOME(EXPENSE):
Interest income	832,031	13.1%		1,140,756	2.3%		(308,725)	(27.1%	)
Interest expense	(425,152)	(6.7%	)	(534,987)	(1.1%	)	109,835	(20.5%	)
Change in fair value of financial instruments	10,692	0.2%		3,049,242	6.0%		(3,038,550)	(99.6%	)
Government grants	594,323	9.3%		(724)	(0.0%	)	595,047	-
Share of profit (loss) after tax of JV	(299,538)	(4.7%	)	1,179,605	2.3%		(1,479,143)	(125.4%	)

Other income (expense), net	(106,299)	(1.7%	)	988,224	2.0%		(1,094,523)	(110.8%	)

Total other income, net	606,057	9.5%		5,822,116	11.5%		(5,216,059)	(89.6%	)

INCOME (LOSS) BEFORE INCOME TAXES	(13,093)	(0.2%	)	3,380,958	6.7%		(3,394,051)	(100.4%	)

INCOME TAX BENEFIT (EXPENSE)	(552,848)	(8.7%	)	(1,037,763)	(2.1%	)	484,915	(46.7%	)

NET INCOME (LOSS)	(565,941)	(8.9%	)	2,343,195	4.6%		(2,909,136)	(124.2%	)

(a) Revenue

For the three months ended September 30, 2016, our revenue was $6,366,380 compared to $50,528,545 for the same period of 2015, a decrease of $44,162,165 or 87.4% . The decrease in revenue during this period was largely due to the decrease in EV parts sales caused by the weak demand from the JV Company because of temporary suspension of the EV subsidies. The majority of the EV parts sales were battery sales.

The following table summarizes our revenues as well as the number of units sold by product types for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	Sales	Sales
EV parts	$4,712,106	$48,955,421
EV products	(25,172)	-
Off-road vehicles	1,679,446	1,573,124
Total	$6,366,380	$50,528,545

EV Parts

Among our total revenues during the three months ended September 30, 2016, approximately $4,712,106 resulted from the sale of EV parts, a decrease of $44,243,315 or 90.4% compared to $48,955,421 for the same period of 2015. The decrease was primarily due to the temporary suspension of the government subsidies to EVs as mentioned above which resulted in the decreased EV parts demand from the JV Company and its subsidiaries. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the three months ended September 30, 2016, there was no EV products sales ($-25,172 was due to exchange rate change), because the manufacture of EV products was transferred to the JV Company based on the JV Agreement. Under the JV Agreement with our joint venture partner, since March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, such transfer was completed at the end of 2014. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the three months ended September 30, 2016, approximately $1,679,446 or 26.4% resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $106,322, or 6.8% compared to $1,573,124 for the same period of 2015, mainly from its organic growth.

(b) Cost of goods sold

Cost of goods sold was $5,715,211 during the three months ended September 30, 2016, representing a decrease of $37,696,628, or 86.8%, compared to $43,411,839 in the same period of 2015. This decrease was mainly due to the decrease in corresponding sales.

(c) Gross profit

Gross profit for the third quarter of 2016 decreased 90.9% to $651,169, compared to $7,116,706 for the same period last year. Margin by product is as below:

	Three Months Ended September 30,
		2016				2015
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$4,712,106	4,123,261	588,845	12.5%	$48,955,421	41,980,345	6,975,076	14.2%
EV products	(25,172)	(23,337)	(1,835)	7.3%	-	-	-	-
Off-road vehicles	1,679,446	1,615,287	64,159	3.8%	1,573,124	1,431,494	141,630	9.0%
Total	$6,366,380	5,715,211	651,169	10.2%	$50,528,545	43,411,839	7,116,706	14.1%

The overall margin decreased from 14.1% of the third quarter of 2015 to 10.2% of the same period of 2016. The decrease in gross margin was largely due to the significant decrease of production volume caused by the temporary suspension of EV subsidies payment from government.

(d) Selling and distribution expenses

Selling and distribution expenses were $374,102 for the third quarter of 2016, compared to $122,873 for the same period last year, an increase of $251,229 or 204.5%. This increase was primarily due to the amortization for the product maintenance expense in battery in this period, which will be amortized for the next eight years.

(e) General and administrative expenses

General and administrative expenses were $373,411 for the third quarter of 2016, compared to $8,649,541 for the same period of last year, a decrease of $8,276,130 or 95.7%. For the three months ended September 30, 2016, general and administrative expenses included a $1,203,204 of reduction adjustment for common stock awards and stock options to employees because of reduced profits this period, compared to $7,028,089 of expenses for common stock awards and stock options to employees for the same period in 2015. Excluding stock award and stock option costs, our net general and administrative expenses for the three months ended September 30, 2016 were $ 1,576,615, a decrease of $44,837, or 2.8%, from $1,621,452 for the same period of 2015.

(f) Research and development

Research and development expenses were $522,806 for the third quarter of 2016, a decrease of $262,644 or 33.4% compared to $785,450 for the same period last year. This decrease was primarily due to the materials spending decrease for the research projects in the third quarter of 2016.

(g) Government grants

Government grants were $ 594,323 for the third quarter of 2016, an increase of $ 595,047 compared to $-724 (due to the change resulting from the RMB depreciation against the US dollars) for the same period of last year. The increase was mainly due to the receipts of various government awards and incentives during this quarter.

(h) Interest income

Interest income was $832,031 for the third quarter ended September 30, 2016, a decrease of $308,725 compared to $1,140,756 for the same period of last year. This decrease was primarily due to the reduced interest income earned on the loan to a third party and the cash in the bank.

(i) Interest expense

Interest expense was $425,152 for the third quarter of 2016, a decrease of $109,835 compared to $534,987 for the same period of last year. This change was primarily due to the renewed loans with a lower interest rate in year 2016. In 2015, China People’s Bank reduced the one-year loan interest rate for five times from 5.6% at the beginning of 2015 to 4.35% in October of 2015. Consequently, all the renewed loans in 2016 have a lower interest rate from the year beginning compared to the same period of 2015.

(j) Change in fair value of financial instruments

For the third quarter of 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $10,692, a decrease of $3,038,550 compared to $3,049,242 in the same period last year. The decrease was due to the expiration of all remaining unexercised warrants in the third quarter of 2016.

(k) Share of profit (loss) after tax of the JV Company

For the three months ended September 30, 2016, the JV Company’s net sales was $11,688,178, gross profit was $5,937,134, and net loss was $426,797. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss of $213,399 for the third quarter of 2016. After eliminating intra-entity profits and losses, our share of the after tax loss of the JV Company was $299,538 for the third quarter of 2016, a change of $1,479,143 compared to $1,179,605 of gain for the same period last year. The decrease of the JV Company’s profits was primarily due to the decrease in sales in the third quarter of 2016.

During the third quarter of 2016, a total of 184 units of EV products were sold by the JV Company, compared to 6,004 units sold in the same period of 2015.The decrease was due to the temporary suspension of EV subsidies payment from government.

(l) Other income (expense), net

Net other expense was $106,299 for the third quarter of 2016, a change of $ 1,094,523 compared to $988,224 of net other income for the same period of last year. The higher net other income in the third quarter of 2015 was primarily due to the fees received for providing technical services during the period of last year.

(m) Net income (loss) from continuing operation

Net loss was $565,941 for the third quarter of 2016, a change of $2,909,136 compared to $2,343,195 of net income for the same period of last year.

Excluding (i) the effects of employee stock compensation expenses, which were $ 1,203,204 of expense reversal and $7,028,089 of expense for the three months ended September 30, 2016 and 2015 respectively; and (ii) the change of the fair value of financial derivatives, which were $10,692 of gain and $3,049,242 of gain for the three months ended September 30, 2016 and 2015, respectively, our non-GAAP net loss was $1,779,837 for the third quarter of 2016 as compared to non-GAAP net income of $6,322,042 for the same period of 2015, a decrease of $8,101,879 of net income. This decrease in non-GAAP net income was primarily attributable to the decrease of revenue and gross profits as the result of weak performance of the JV Company during the third quarter of 2016 comparing to its corresponding quarter last year.

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

	Three Months Ended
	September 30,
	2016	2015
GAAP net income (loss) from continuing operations	$(565,941)	$2,343,195
Stock award expenses	(1,203,204)	7,028,089
Change of the fair value of financial derivatives	(10,692)	(3,049,242)
Non-GAAP net income (loss) from continuing operations	$(1,779,837)	$6,322,042

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

The following table sets forth the amounts and percentage relationship to revenue of certain items in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended
	September 30,	% of		September 30,	% of		Change in	Change
	2016	Revenue		2015	Revenue		Amount	in %

REVENUES, NET	$112,241,641	100.0%		$142,273,091	100.0%		(30,031,450)	(21.1%	)

COST OF GOODS	96,417,337	85.9%		122,294,189	86.0%		(25,876,852)	(21.2%	)
SOLD

GROSS PROFIT	15,824,304	14.1%		19,978,902	14.0%		(4,154,598)	(20.8%	)

OPERATING EXPENSES:
Research and development	1,222,967	1.1%		1,928,091	1.4%		(705,124)	(36.6%	)
Selling and marketing	1,150,880	1.0%		312,284	0.2%		838,596	268.5%
General and administrative	18,031,487	16.1%		16,275,202	11.4%		1,756,285	10.8%
Total Operating Expenses	20,405,334	18.2%		18,515,577	13.0%		1,889,757	10.2%

INCOME(LOSS) FROM OPERATIONS	(4,581,030)	(4.1%	)	1,463,325	1.0%		(6,044,355)	(413.1%	)

OTHER INCOME (EXPENSE):
Interest income	2,397,364	2.1%		2,454,079	1.7%		(56,715)	(2.3%	)
Interest expense	(1,299,549)	(1.2%	)	(1,730,898)	(1.2%	)	431,349	(24.9%	)
Change in fair value of financial instruments	3,823,590	3.4%		11,802,586	8.3%		(7,978,996)	(67.6%	)
Government grants	2,292,180	2.0%		92,139	0.1%		2,200,041	2387.7%
Share of profit (loss) after tax of JV	(203,375)	(0.2%	)	1,900,128	1.3%		(2,103,503)	(110.7%	)
Other income (expense), net	202,878	0.2%		1,094,278	0.8%		(891,400)	(81.5%	)

Total other income, net	7,213,088	6.4%		15,612,312	11.0%		(8,399,224)	(53.8%	)

INCOME (LOSS) BEFORE INCOME TAXES	2,632,058	2.3%		17,075,637	12.0%		(14,443,579)	(84.6%	)

INCOME TAX BENEFIT (EXPENSE)	(316,399)	(0.3%	)	(3,175,287)	(2.2%	)	2,858,888	(90.0%	)

NET INCOME (LOSS)	2,315,659	2.1%		13,900,350	9.8%		(11,584,691)	(83.3%	)

(a) Revenue

For the nine months ended September 30, 2016, our revenue was $112,241,641 compared to $142,273,091 for the same period of 2015, a decrease of $30,031,450 or 21.1% . The decrease in revenue was mainly due to the decrease in EV parts sales during this period, which was largely caused by the decreased demand from the JV Company and its subsidiaries. The sales to the JV Company and subsidiaries were down 42% for the nine months ended September 30, 2016 as compared to the same period last year. Beginning early 2016, the Chinese government temporally suspended issuing EV subsidies to all EV manufacturers in China for an industry-wide review of subsidies, which negatively impacted the JV Company’s EV sales this year and our EV Parts sales to the JV Company. The majority of the EV parts sales were battery sales.

The following table summarizes our revenues by product types for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	Sales	Sales
EV parts	$104,716,584	$138,584,847
EV products	3,754,444	-
Off-road vehicles	3,770,613	3,688,244
Total	$112,241,641	$142,273,091

EV Parts

Among our total revenues during the nine months ended September 30, 2016, approximately $ 104,716,584, or 93.3%, resulted from the sale of EV parts. Our revenue of EV parts decreased $33,868,263, or 24.4%, compared to the nine months ended September 30, 2015. The decrease was largely due to the decreased EV parts demand from the JV Company and its subsidiaries. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for manufacturing of EV products.

EV Products

Among our total revenues during the nine months ended September 30, 2016, approximately $3,754,444, or 3.3%, resulted from the sale of EV products. The EV products revenue increased $3,754,444, or 100% compared to the same period of 2015. Under the JV Agreement with our joint venture partner, starting from March 2013, our EV products manufacturing business has been gradually transferred to the JV Company, which was completed at the end of 2014, but the Company can continue to sell the EV products which were in the stock. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

Among our total revenues during the nine months ended September 30, 2016, approximately $ 3,770,613, or 3.4%, resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $82,369, or 2.2%, compared to the same period of 2015, mainly from its organic growth.

(b) Cost of goods sold

Cost of goods sold was $ 96,417,337 during the nine months ended September 30, 2016, representing a decrease of $ 25,876,852, or 21.2%, compared to $122,294,189 in the same period of 2015. This decrease was mainly due to the decrease in corresponding sales.

(c) Gross profit

Gross profit for the nine months ended September 30, 2016 decreased 20.8% to $ 15,824,304, compared to $19,978,902 for the same period last year. Margin by product was as below:

	Nine Months Ended September 30,
	2016				2015
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$104,716,584	89,263,446	15,453,138	14.8%	$138,584,847	119,132,000	19,452,847	14.0%
EV products	3,754,444	3,667,459	86,985	2.3%	-	-	-	-
Off-road vehicles	3,770,613	3,486,432	284,181	7.5%	3,688,244	3,162,189	526,055	14.3%
Total	$112,241,641	96,417,337	15,824,304	14.1%	$142,273,091	122,294,189	19,978,902	14.0%

The overall margin increased from 14.0% for the nine months ended September 30, 2015 to 14.1% for the same period of 2016. The increase was largely because the margin of battery packs has improved due to the cost savings.

(d) Research and development

Research and development expenses were $1,222,967 for the nine months ended September 30, 2016, a decrease of $705,124 or 36.6% compared to $1,928,091 for the same period of last year. This decrease was primarily due to the less materials spending for research projects in the first nine months of the year.

(e) Selling and distribution expenses

Selling and distribution expenses were $1,150,880 for the nine months ended September 30, 2016, compared to $312,284 for the same period last year, an increase of $ 838,596 or 268.5% . This increase was primarily due to the product maintenance expense on battery in this year, which will be amortized for the next eight years.

(f) General and administrative expenses

General and administrative expenses were $ 18,031,487 for the nine months ended September 30, 2016, compared to $16,275,202 for the same period of last year, an increase of $1,756,285 or 10.8%. For the nine months ended September 30, 2016, general and administrative expenses included $13,954,379 in expenses for common stock awards and stock options to employees and consultants, compared to $12,559,581 for the same period in 2015. Excluding stock award costs, our net general and administrative expenses for the nine months ended September 30, 2016 were $4,077,108, an increase of $361,487, or 9.7%, from $3,715,621 for the same period of 2015. The increase was primarily due to the increase in land use taxes for Hainan project.

(g) Government grants

Government grants were $2,292,180 for the nine months ended September 30, 2016, an increase of $2,200,041 or 2,387.7% compared to $92,139 for the same period of last year. The increase was mainly due to the $1,421,976 relocation allowance received by Kandi Hainan and various government awards received during this year such as technologies innovation and financial rewards based on the taxes contribution.

(h) Interest income

Interest income was $2,397,364 for the nine months ended September 30, 2016, a decrease of $56,715 or 2.3% compared to $2,454,079 for the same period of last year. This decrease was primarily due to reduced interest income earned on the loan to a third party and the cash in the bank.

(i) Interest expense

Interest expense was $1,299,549 for the nine months ended September 30, 2016, a decrease of $431,349 or 24.9% compared to $1,730,898 for the same period of last year. This change was primarily due to the renewed loans with a lower interest rate in year 2016. In 2015, China People Bank reduced the one-year loan interest rate for five times from 5.6% at the beginning of 2015 to 4.35% in October 2015. Therefore all the renewed loans in 2016 have a lower interest rate compared to the same period in 2015.

(j) Change in fair value of financial instruments

For the nine months ended September 30, 2016, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $3,823,590, a decrease of $7,978,996 compared to $11,802,586 of gain in the same period of last year. The change in the fair value of derivative liability is mainly because all remaining unexercised warrants expired during the year of 2016.

(k) Share of profit (loss) after tax of the JV Company

For the nine months ended September 30, 2016, the JV Company’s net sales were $122,959,660, gross profit was $19,538,305, and net profit was $131,323. We accounted for our investments in the JV Company under the equity method of accounting as we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s profit for $ 65,662 for the nine months ended September 30, 2016. After eliminating intra-entity profits and losses, our share of the after tax loss of the JV Company was $ 203,375 for the nine months ended September 30, 2016, a decrease of $2,103,503 compared to $1,900,128 of profits in the same period of last year, the main cause for the decrease of the JV Company’s profits is due to the decrease of sales and gross profits in the first nine months of 2016.

During the nine months ended September 30, 2016, a total of 7,384 units of EV products were sold by the JV Company, compared to 12,120 units sold in the same period of 2015.

(l) Other income, net

Net other income was $202,878 for the nine months ended September 30, 2016, a decrease of $891,400 or 81.5% compared to $1,094,278 in the same period of last year. The higher other income last year was primarily due to the receipts of fees for providing technical services for project K-17 technical development last year.

(m) Net income from continuing operation

Net income was $2,315,659 for the nine months ended September 30, 2016, a decrease of $11,584,691 compared to the net income of $13,900,350 for the same period of last year. Excluding (i) the stock award and stock option expenses, which were $ 13,954,379 and $12,559,581 for the nine months ended September 30, 2016 and 2015, respectively, and (ii) the change of the fair value of financial derivatives, which was $3,823,590 of gain and $11,802,586 of gain for the nine months ended September 30, 2016 and 2015, respectively, our non-GAAP net income was $12,446,448 for the nine months ended September 30, 2016 as compared to $14,657,345 for the same period of 2015, a decrease of $2,210,897. This decrease in non-GAAP net income was primarily attributable to the decrease in revenue and gross profits as of the result of decreased EV parts demand from the JV Company and its subsidiaries.

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

	Nine Months Ended
	September 30,
	2016	2015
GAAP net income from continuing operations	$2,315,659	$13,900,350
Stock award expenses	13,954,379	12,559,581
Change of the fair value of financial derivatives	(3,823,590)	(11,802,586)
Non-GAAP net income from continuing operations	$12,446,448	$14,657,345

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2016, cash used in operating activities was $22,307,888, as compared to $1,126,747 used for the same period of last year.

Below is the cash flows statement for the operating activities:

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,315,659	$13,900,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,681,345	4,388,902
Deferred taxes	(2,608,702)	(1,854,863)
Change in fair value of financial instruments	(3,823,590)	(11,802,586)
Share of profit after tax of JV Company	203,375	(1,900,128)
Stock Compensation cost	13,930,829	12,486,881

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,335,798)	(19,286,512)
Inventories	1,802,780	(17,289,849)
Other receivables and other assets	(11,868,318)	(298,976)
Due from employee	17,718	(10,535)
Prepayments and prepaid expenses	(31,684,685)	6,265,899
Amount due from JV Company	(41,182,480)	(27,964,497)
Due from related party	28,994,314	-

Increase (Decrease) In:
Accounts payable	40,240,135	44,980,746
Other payables and accrued liabilities	10,415,706	(1,302,135)
Customer deposits	(13,598)	(2,502,087)
Income Tax payable	607,422	1,062,643

Net cash used in operating activities	$(22,307,888)	$(1,126,747)

The major operating activities that provided cash for the nine months ended September 30, 2016 were an increase in accounts payable of $ 40,240,135 and a decrease in due from related party (other than the JV Company) of $ 28,994,314, and an increase in other payables and accrued liabilities of $10,415,706, which was mainly from the receipt of government grants for Hainan new EV product design and development. The major operating activities that used cash for nine months ended September 30, 2016 were an increase in receivables from the JV Company of $41,182,480 and from other clients of $33,335,798, and an increase in prepayments and prepaid expenses of $31,684,685.

Below is the cash flows statement for the investing activities:

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(39,250)	(408,850)
Purchases of construction in progress	(4,236,301)	(39,054)
Issuance of notes receivable	(51,553,604)	(72,040,444)
Repayment of notes receivable	62,415,498	61,697,894
Long Term Investment	-	(1,535,651)
Short Term Investment	1,592,024	-

Net cash provided by (used in) investing activities	$8,178,367	$(12,326,105)

Cash provided by investing activities for the nine months ended September 30, 2016 was $8,178,367 compared to cash used in investing activities of $12,326,105 for the nine months ended September 30, 2015. The major investing activities that provided cash for the nine months ended September 30, 2016 was the repayment of notes receivable of $62,415,498. The major investing activities that used cash for nine months ended September 30, 2016 was the issuance of notes receivable of $51,553,604.

Below is the cash flow statement for the financing activities:

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,519,477	(3,232,950)
Proceeds from short-term bank loans	-	30,583,709
Repayments of short-term bank loans	-	(27,512,406)
Proceeds from notes payable	5,187,040	9,860,498
Repayment of notes payable	(5,849,988)	(12,299,436)
Warrant exercise	434,666	-

Net cash (used in) provided by financing activities	$1,291,195	$(2,600,585)

Cash provided by financing activities for the nine months ended September 30, 2016 was $1,291,195 compared to cash used in financing activities of $2,600,585 for the nine months ended September 30, 2015. The major financing activities that provided cash for the nine months ended September 30, 2016 was the proceeds from notes payable of $5,187,040. The major financing activities that used cash for nine months ended September 30, 2016 was repayment of notes payable of $5,849,988.

Working Capital

We had a working capital surplus of $65,512,593 at September 30, 2016, compared to $59,917,153 as of December 31, 2015.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2016 were as follows:

Nine Months Ended
September 30, 2016
(In Thousands)
Capital requirements
Purchase of plant and equipment	$39
Purchase of construction in progress	4,236
Issuance of notes receivable	51,554
Repayments of notes payable	5,850
Internal cash used in operations	22,308
Total capital requirements	$83,987

Capital provided
Decrease in restricted cash	1,519
Repayments of notes receivable	62,415
Proceeds from notes payable	5,187
Repayments of short term investment	1,592
Warrant exercise	435
Decrease in cash	13,049
Total capital provided	$84,197

The difference between capital provided and capital required was caused by the effect of exchange rate changes over the past nine months.

Recent Development Activities:

On August 8, 2016, we announced that Kandi Hainan had reached an agreement with the Hainan Provincial Government for Kandi Hainan to receive a RMB 300 million (approximately USD 45.1 million) subsidy to support its research and development expenditures on a new model of electric vehicle. The subsidy payment schedule is based on the progress of Kandi Hainan’s new model development and the initial payment of RMB100 million (approximately USD15 million) has already been received.

On August 31, 2016, we announced that the “Micro Public Transportation Program “or “MPT Program,” the program operated by Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd, along with other programs and brand experiences such as the “Free West Lake Tour,”the “Beijing-Hangzhou Grand Canal,” the “Xixi National Wetland Park,”the “Right-of-Way in the Crosswalk,”and the “Hangzhou Resident Identification Card,” has been recognized as a “Hangzhou Top20 Best Brand Experiences” in the “G20 Top20.” Descriptions of the winners were included in the official brochure given as a city souvenir to all reporters and participants attending the upcoming G20 summit. The MPT Program was the only winner in the renewable energy vehicle sector for being selected into the official brochure.

On September 6, 2016, we announced that the JV Company has signed a purchase and sale agreement with Qingdao TELD New Energy Co. Ltd. (“Qingdao TELD”) to sell its “Global Hawk” series all- EVs in Qingdao City, Shandong Province. The JV Company has received an initial payment of RMB56 million (approximately US$8.4 million) from Qingdao TELD.

On October 20, 2016, we announced that the JV Company had signed a strategic cooperation agreement with Shanxi Coal Asset Management Group (“Shanxi Coal”) to sell over 50,000 EVs during a five-year cooperation period. Shanxi abounds in mineral resources and has tremendous market potential, with a strong demand for zero emission all-electric vehicles. Our cooperation agreement with Shanxi Coal is a major milestone in our successful expansion throughout China. The initial payment of RMB 27,408,000 (or approximately USD $4 million) has already been received as of the date of this report.

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

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors

The delay, reduction, unavailability, or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Although the central government has clear policies encouraging qualified EVs, any delay, reduction, or elimination of government subsidies and economic incentives caused may result in the reduced or diminished competitiveness of the new energy vehicle industry generally or our EV products in particular. In the first nine months of 2016, our JV Company did not receive subsidies from central government on the EV products sold in year 2015. This period of subsidy suspension was a result of an industry-wide government investigation on EV manufacturers in China with regards to any potential violation of new energy vehicle subsidy policy, starting from the beginning of 2016. The subsidy suspension period impacted the JV Company’s financial conditions including the sales and cash flow. In the event that any favored policy and treatment delays or discontinues, our business outlook and financial conditions could be negatively impacted.

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

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Starting from April 2015, Chinese currency turned into the depreciation trend which continued in year 2016. Compared with the lowest point from RMB versus USD in 2015, RMB has depreciated by 9.1% against USD as of September 30, 2016. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

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

Date: November 9, 2016	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Wang Cheng (Henry)
Wang Cheng (Henry)
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)