Form 10-K
period 2016-12-31
Kandi Technologies Group, Inc.
filed 2017-03-16
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [_]    No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's second fiscal quarter, was approximately $246,003,336.

The number of shares of common stock outstanding as of March 7, 2017 was 47,772,138.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

SPECIAL NOTE REGARDING FORWARD -LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains certain forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” intend,” “plan,” “will,” “we believe,” “our company believes,” management believes” and similar language. These forward -looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Business”, Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations. ” Our actual results may differ materially from results anticipated in these forward -looking statements. We base our forward -looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward -looking statements to conform these statements to actual results.

Explanatory Note

Overview of Restatements

In this Annual Report on Form 10-K, Kandi Technologies Group, Inc. (together with its subsidiaries, the “Company”, “we” or “Kandi”) restates its consolidated financial statements as of and for the years ended December 31, 2015 and 2014 and its Unaudited Quarterly Financial Data for the first three quarters for the year ended December 31, 2016 and 2015.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the“SEC”) on March 13, 2017, management identified certain areas that require adjustments in the Company’s previously issued financial statements for the years ended December 31, 2015 and 2014, and the first three quarters for the year ended December 31, 2016 and 2015 (the “Previously Issued Financial Statements”) during preparation of this Annual Report, as well as during the course of the preparation of responses to the comments from the staff of the SEC’s Division of Corporate Finance. The Board of Directors of the Company (the “Board”), based on the recommendation of the Company’s Audit Committee and in consultation with management, concluded that the Company should restate the Previously Issued Financial Statements (the “Restatements”).

The adjustments made as a result of the restatements are more fully discussed in Note 26 - Restatements of Certain Accounts in Previously Issued Financial Statements and Note 27 - Unaudited Quarterly Financial Data, of the Notes to Consolidated Financial Statements included in this Annual Report. As described in Note 26, the Company restates its consolidated financial statements as of and for the year ended December 31, 2015 and 2014. The Restatements primarily reflect adjustments to correct errors in the classification of notes receivables and notes payables in the statements of cash flows in previous relevant years, the revision in our financial statement presentation to separately identify certain accounts on the face of Balance Sheets and the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in previous relevant years, the amendments to certain previously disclosed amounts and disclosures in Note 18 – Taxes of the Notes to our Consolidated Financial Statements, and the corrected amount of previously disclosed construction -in-progress in Note 16 - Construction -in-Progress of the Notes to our Consolidated Financial Statements. As described in Note 27, the restatements for the first three quarters for the year ended December 31, 2016 and 2015 reflect adjustments to correct errors in the classification of notes receivable and notes payable in the statements of cash flows, the revision in our financial statement presentation to separately identify certain accounts on the face of the Balance Sheet and the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), and the amendments in Note 20 – Taxes of the notes to our first three quarterly financial statements. The restatements had no effect on net income.

Previously filed annual report on Form 10-K for the year ended December 31, 2015 and quarterly reports Form 10-Q for the periods affected by the restatements have not been amended. Accordingly, investors should not rely upon the Company’s previously released financial statements for those periods and any earnings releases or other communications relating to those periods. See Note 26, Restatements of Certain Accounts in Previously Issued Financial Statements and Note 27, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on the year ended December 31, 2015 and each of the quarterly periods for the first three quarters of the years ended December 31, 2016 and 2015. This Annual Report includes restated results for the fiscal years ended December 31, 2015 and 2014. Separate audited financial statements for the fiscal years ended December 31, 2016, 2015 and 2014 of the JV Company, as defined in this Annual Report are included under Item 15 herein. We are not going to file an amendment to the annual report for the fiscal year ended December 31, 2015 on Form 10-K/A to duplicate the content of the Restatements contained in this Annual Report. This approach was accepted by the staff of the SEC Division of Corporate Finance. Quarterly reports for the year ended December 31, 2017 will include restated results for the corresponding interim periods of the year ended December 31, 2016.

PART I

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. and its subsidiaries.

Item 1. Business Introduction

Our Core Business

Before 2013, the Company was mainly engaged in the development, production and distribution of the off-road vehicle products. Due to increasing market demand for new energy vehicles and strong government policy supports, starting in the year 2013, the Company gradually shifted its main business focus to the development and manufacturing of pure electric vehicle (“EV”) products and parts. Also in 2013, the Company teamed with Geely Automobile Holdings Ltd. (“Geely”) to set up a 50/50 joint venture (the “Joint Venture”, or the “JV Company”) to manufacture EVs. Pursuant to the Joint Venture agreement, all of the Company’s EV production was to be transferred to the Joint Venture. This transfer was completed at the end of 2014. Beginning in 2015, the majority of the Company’s revenue and profit were generated from the sale of EV parts.

Our Organizational Structure

The Company was incorporated under the laws of the State of Delaware on March 31, 2004. The Company changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007. On December 21, 2012, the Company changed its name to Kandi Technologies Group, Inc.

Headquartered in the Jinhua city, Zhejiang Province, China, the Company’s primary business operations are the design, development, manufacturing and commercialization of electric vehicles, electric vehicle parts and off-road vehicles, which are distributed in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and the partially and wholly-owned subsidiaries of Kandi Vehicles. As part of its strategic objective to become a leader in the EV market in China, the Company focuses on fuel efficient, pure EV parts manufacturing with a particular emphasis on expanding its market share in China.

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
100%
Kandi Electric Vehicles (Changxing) Co., Ltd
("Kandi Changxing")
Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the "Service Company")
9.5%
90%
10%
100%
Changxing Kandi Vehicle Maintenance Co., Ltd.
("Changxing Maintenance")
Kandi Electric Vehicles (Hainan) Co., Ltd.
("Kandi Hainan")
100%
Kandi Electric Vehicles (Jinhua) Co., Ltd.
("Kandi Jinhua")
100%
Kandi Electric Vehicles Jiangsu Co., Ltd.
("Kandi Jiangsu")
100%
Kandi Electric Vehicles (Shanghai) Co., Ltd.
("Kandi Shanghai")
100%
Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd.
("JiHeKang")
100%
Hangzhou JiHeKang Electric Vehicle Service Co., Ltd.
("JiHeKang Service Company")
100%
100%
50%
Tianjin BoHaiWan Vehicle Sales Co., Ltd.
("Tianjin BoHaiWan")
Jiangsu JiDian Electric Vehicle Sales Co., Ltd.
("Jiangsu JiDian")
Hangzhou Puma Investment Management Co., Ltd.
("Puma Investment")

Operating Subsidiaries:

Pursuant to certain agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”) . Kandi New Energy currently holds battery packing production licensing rights and supplies battery packs to the JV Company (as such term is defined below). Kandi New Energy did not maintain the special-purpose vehicle production licensing rights to manufacture Kandi brand electric utility vehicles.

In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electrical products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company with products that are manufactured by its subsidiaries. For the purposes of the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the JV Company on October 26, 2016, by completing the purchase of the 50% equity of the JV Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years.

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, known as the “Micro Public Transportation (“MPT”) program. The Company has 9.5% ownership interest in the Service Company through Kandi Vehicles.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) . As a result, Kandi Shanghai is now a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai.

In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing and sales.

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company to focus on providing investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment(the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co.,Ltd., a subsidiary of the Service Company), and the Company, indirectly through the JV Company, has a 25% economic interest in Puma Investment.

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company, which focuses on after-market services for the EV products sold by the JV Company. The JV Company has a 100% ownership interest in JiHeKang Service Company, and the Company, indirectly through its JV Company, has a 50% economic interest in JiHeKang Service Company.

In January 2016, Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”) was renamed from Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) which was originally formed in Wanning City of Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013, and then transferred to Haikou City in January 2016. Kandi Vehicles has a 90% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 10% interest. However, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Kandi Hainan.

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang and is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan.

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing and is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance

The Company’s primary business operations are designing, developing, manufacturing and commercializing EV products, EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV related products with a particular emphasis on expanding its market shares in China.

Electric Vehicle Market in China

Industry Overview

Supported by the Chinese government's endorsement and driven by its focus on petroleum resource independence, environment protection and the "Made in China 2025" industrial upgrade, the electric vehicle sector is the most promising segment in the Chinese auto industry. China has become the largest new energy vehicle market in the world. In 2016, China total new energy vehicles manufactured jumped 51.7% year over year to 517,000 units and total new energy vehicles sold jumped 53% year over year to 507,000 units, of which total pure electric passenger vehicles manufactured jumped 73.1% year over year to 263,000 units, and total pure electric passenger vehicles sold jumped 75.1% year over year to 257,000 units. According to a government forecast, China’s new energy vehicle sales will grow to 2.1 million units in 2020, and its penetration is expected to reach 7% by 2020.

The fast growth of the electric vehicle sector in China is supported by the Chinese government in several ways: (1) generous cash subsidies: In 2016, China's central government subsidized pure electric vehicles by up to RMB 55,000 per unit. Many local governments provide the same amount of subsidies as the central government. Although the central government will begin reducing the amount of cash subsidies and total local government’s subsidy match will be limited to 50% of the central government's per unit subsidy beginning in 2017, the subsidy program itself will continue through 2020. As a result, customers buy electric vehicles because of their life-cycle cost is lower than conventional vehicles, especially in car purchase quota control cities such as Beijing, Shanghai and Guangzhou;(2) charging facility construction support: In September 2015, the State Council revealed “2015-20 charging facility development guidance” to help accelerate new energy vehicle development. This new policy mandates the construction of nation-wide charging facilities to meet the charging demands of the over 5 million electric vehicles anticipated to be in use by 2020; (3) free vehicle licenses in quota control cities: Over the past decades, China has adopted policies restricting the availability of license plates in its major urban agglomerations. These "increment control" measures for motor vehicles consist primarily of lotteries and/or auctions for newly issued license plates up to a certain annual quota. Many major cities such as Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou, Tianjin and Guiyang have implemented these policies. The Chinese government encourages citizens to purchase electric vehicles in quota control cities, with a free vehicle license plate and generous cash subsidy; and (4) exemptions from acquisition taxes and excise taxes, which are normally based on engine displacement and price, as well as exemptions from circulation/ownership taxes. Furthermore, in some Chinese cities such as Wuhan, tolls on city roads, bridges and tunnels were waived and new energy vehicles were eligible for free recharging in designated places from 2014 to 2016.

The Chinese government endorses new energy vehicle long-term development in order to achieve: (1) economies of scale and cost reduction: Currently, electric vehicles still cost more to manufacture than similarly -sized conventional vehicles. However, technology learning, R&D and mass production has led to rapid cost declines and performance improvements in the past decade, and hold the promise of continuing to progressively reduce technology costs in the near future, especially with regards to batteries. Currently, the battery cost accounts for 40% of the total vehicle cost, representing a 35% cost reduction in the past five years. As electric vehicle sales volumes continue to grow rapidly going forward, the larger scale or manufacturing will bring costs down and electric vehicles will have price advantages; (2) technology competitiveness in core components: the Chinese government encourages Chinese companies to develop their own technology in core new energy vehicle components, i.e., batteries, electric motors, and electric controls. Today, global OEMs acknowledge that Chinese electric vehicle players are advancing in new energy vehicle technology, and many global giants are cooperating with Chinese companies on new energy vehicle development.

With generous new energy vehicle purchase subsidies from central & local governments as well as continuing technological development alongside the new energy vehicle supply chain, we believe China will become a global leader in the new energy vehicle sector.

The Evolution of the Chinese Government’s Subsidy Policies

The Chinese government’s subsidy support policies are the main drivers of the rapid development of the Chinese renewable energy vehicle industry. Since 2009, the Chinese government’s subsidy support policy has gone through five stages of development. Beginning in 2016, this policy has entered the fifth stage, which is to gradually develop a market-oriented, rather than government policy-oriented, industry to achieve sustainable and healthy industry growth.

Currently, there are two subsidies from central and local governments for the pure EV sales in China – one from each of the central and local governments. The ultimate beneficiary of these subsidies is the consumer, and the actual prices that consumers pay reflect the deduction of both subsidies.

a) The central government provides subsidies to manufacturers paid upon application and approval and settled annually for EVs manufactured and sold in previous year. At the beginning of each year, manufacturers submit their previous year’s fund liquidation reports as well as information on EV sales and operations, including sales invoices, product technical parameters, vehicle registration information, etc. After being reviewed, verified and audited by the requisite local, provincial and central government agencies for the accuracy and completeness of the submitted material, the central government approves the application and makes subsidy payments to manufacturers.

b) Pursuant to the requirements of the central government, local governments provide subsidies to consumers who purchase EVs from dealers. After the consumer purchases an EV at a reduced selling price provided by the dealer, the dealer submits a subsidy application to the local government, including a consumer authorization letter for the subsidy application, consumer personal identifications, EV Vehicle Licenses, EV purchase invoices and other required documents and requests for reimbursement (to the dealer) for the local government subsidy. Beginning in 2017, the maximum total local government subsidy match per car is limited to not more than 50% of the central government’s subsidy.

Although the central government will begin reducing the amount of renewable energy subsidies to all EV manufacturers in 2017, and some local governments have already implemented similar subsidy reduction policies to match the central government’s, the subsidy program itself will continue through 2020, and the Chinese government has reiterated its determination to continue its support of the healthy growth of the Chinese renewable energy vehicle industry. Under the policy announced on April 29, 2015, subsidies for years 2017-2018 will be reduced by 20% based on the year 2016 rate, and subsidies for years 2019-2020 will be reduced by 40% based on the year 2016 rate. On December 29, 2016, the Chinese government issued new policies effective January 1, 2017, to further adjust renewable energy vehicle subsidies. The central government considers energy-saving and emission reduction results, the cost of production, economies of scale, technological advances and other factors to make fine adjustments to its subsidy policies. According to the new policies, the subsidy reduction level will stay the same as previously announced but the technical standard for an EV to qualify to receive subsidies has significantly increased. For example, for a pure electric passenger car, the new policies increased: (1) energy density requirements: requiring battery energy density of not less than 90WH/KG, and the higher the energy density, the more subsidies; (2) maximum speed requirements: requiring 30 minutes maximum speed of not less than 100KM/H; and (3) based on a vehicle's curb weight, requirements for power consumption per hundred kilometers.

The reduction of the subsidy amount per EV will inevitably increase the costs for the consumers to purchase EVs if the manufacturer is unable to lower its sale prices to compensate for the reduction in subsidies, which in turn may cause short-term pressure to expand EV sales. However, economies of scale and technological advances will help to reduce costs of production and offset the negative impact of the decreased subsidies. Also, any negative impact will be both industry -wide and temporary, because the subsidy reduction will affect every EV manufacturer and the entire EV market will gradually accept this change and absorb the impact. The new subsidy policy focuses on implementing higher technical standards for EVs to qualify to receive subsidies, which will encourage EV manufacturers to improve their manufacturing capabilities and will drive unqualified EV manufacturers out of the market, leading to a healthier competitive landscape. The new policies will have positive impact on the improvement of product quality. For example, improvements in the energy density of batteries will allow a larger electric range of commercially available EVs, making significant progress to address range anxiety issue, and improvements in battery cost and energy density have led carmakers to announce EV ranges never heard of to date. In the short run, the new policies will allow the government of the PRC to properly allocate its limited resources to support qualified EV manufacturers to grow their businesses. In the long run, the new policies will have a positive impact for the whole Chinese EV industry in achieving sustainable and healthy growth. As a result of the subsidy policy change, consumers will benefit from getting more and higher quality EV products, and qualified EV manufacturers will be able to generate increased profits through technology advances and operating efficiencies rather than through subsidy payments. We think the new subsidy policies may have a temporary negative impact on the JV Company’s sales and on our equity in its earnings, but in the long run, as the products manufactured by the JV Company are able to reach or exceed the new standards, it will benefit our business growth if we can optimize our strategies to increase sales and earnings through improved operating efficiencies and technical capabilities ..

Competitive Landscape

In general, our EV business faces the competition from two groups of competitors: one is the competition with traditional vehicle manufacturers and the other is the competition against other EV manufacturers.

In terms of the competition with the conventional fuel vehicle manufacturers, many of them are much larger in terms of size, having greater manufacturing capabilities, customer bases and financial, marketing and human resources than we do. However, the conventional fuel automobiles face many challenges, including but not limited to environmental pollution and energy scarcity, which provide great opportunities for the rapid development of EV industry in China. With the government’s strong support and various policy incentives, the electric vehicle industry in China has great potential for growth in the future. We believe our exclusive focus on pure electric vehicles products and parts are the basis on which we can compete in the Chinese automotive market in spite of the challenges posed by our competition.

There are many companies in China that engage in the research, production and distribution of electric vehicles. Competitions within the electric vehicle market is intensive as we have to compete with many domestic and global, established and new EV manufactures nationwide, some of which have greater brand recognition and resources than we do. As one of the front runners in the Chinese electric vehicle industry, we believe our unique business model, deep industry knowledge; technological innovation, competitive pricing, and service options allow us to develop the best suitable products and solutions for our targeted customers in our niche market. In particular, the innovative MPT program that we have been advocating for years has been well received by our customers and praised by the Chinese government, which helps us to gain additional market share and compete effectively against other EV manufacturers.

Our Opportunities and Growth Strategy

Local governments in China are pushing for new electric vehicle adoption with strong policy support, due to worsening air pollution and concerns about petroleum resource independence. Benefiting from the new energy vehicle industry take-off, Kandi has become one of the front runners in China's electric vehicle industry, given its technology innovation with integrated solutions and strong electric vehicle commercial operation experience.

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the demand for our EV products through the further innovations in MPT Project and direct sales channel. To further these initiatives, we are working with our business partners to build an innovative system of public EV sharing stations to provide energy-efficient, convenient travel options for local citizens and tourists. We also provide EV products to end users through our distributors. We anticipate that our pure EV business in China, through the operations of the JV Company and with the support of new Chinese subsidy policies, will continue to develop and grow in the future.

Kandi has been advocating, and through the Service Company, implemented the urban “Micro Public Transportation” (“MPT”) program, which provides a shared pure EV transportation platform to urban residents. The MPT is designed as a new business model for public transportation that maximizes the advantages of our existing EV products and technologies, and further stimulates the expansion of the EV market in urban communities. Since its inception, the MPT program has made impressive progress. In order to smoothly move the MPT concept forward, Zhejiang Kandi Vehicles Co., Ltd., our 100% owned subsidiary, participated in the establishment of Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”), in which the Company has a 9.5% ownership interest. As of the end of 2016, the MPT program had been launched, through the Service Company, in 24 cities, including many first tier and second tier cities in China such as Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Kunming, Tianjin, Chongqing, Haikou, and Shenzhen.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability, and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered automobiles. One solution to solve these problems is to create cleaner and more affordable public transportation for urban residents. Currently, subway and bus are the most popular public transportation options available. In this regard, the Company advocates the MPT program to reduce the total number of private cars in use, which will improve environmental conditions, ease traffic congestion, alleviate parking availability issues, and reduce the reliance on and use of fossil fuels.

Besides the zero-emission benefit, the MPT program combines the advantages of city taxis, residential vehicular transport, rental cars and traditional mass transportation, along with the benefits of the availability of the vertical automatic charging/parking garages and street-level service stations. It is a seamless transportation tool in all dimensions for urban public transportation, designed to greatly improve the efficiency of urban EV usage, while easing traffic congestion and allowing for greater parking resources. Additionally, it will likely promote the speedy adoption of pure EVs among Chinese consumers, as the MPT enables consumers to rent pure EVs on a short-term hourly basis or lease them on a long-term basis, without concern for the costs and issues associated with owning and maintaining EVs.

The MPT program is supported by a network of charging/parking stations, which provide charging, maintenance and battery recycling facilities. The stations are located at airports, train stations, hotels, business centers, selected residential areas and other strategic locations close to city public transportation networks. A centralized tracking system allows the MPT program service provider to keep a close watch at the status and precise location of each vehicle. In addition to the short-term rental and long term leasing options to consumers described above, the Service Company also offers long-term leasing options to large enterprises, government entities and residential communities so they can use pure EVs for extended periods of time (the “Long-term Leasing Program”) . We have greatly benefited from the success of various MPT initiatives in China, especially the short-term hourly rental and the Long-term Leasing Program.

In order to further develop and improve the urban “Micro Public Transportation” (“MPT”) program, based on the learnings and experiences in the past, the Company introduced six innovational concepts in 2017 and they are “no charging station, no charging needed, no staff attended, no place restricted, no mileage worry and no environment pollution” .

Our Products

General

For the years ended December 31, 2016, 2015 and 2014, our products include EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others vehicles. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continued to develop and manufacture new products in an effort to meet market demand and better serve our customers.

	Years Ended December 31
	2016	2015	2014

	Sales	Sales	Sales
EV parts	$120,079,312	$196,053,058	$116,431,309
EV products	3,718,291	-	33,978,619
Off-road vehicles	5,694,410	5,016,115	19,819,078
Total	$129,492,013	$201,069,173	$170,229,006

EV Parts

During the year ended December 31, 2016, our revenues from the sale of EV parts were $120,079,312. We sold our EV parts mostly to the JV Company for use in the manufacturing of EV products. We started the EV parts business in the first quarter of 2014 and achieved significant growth over the years. Among the total EV parts sales for the year ended December 31, 2016, approximately 85.1% of sales were of battery packs. We hold the necessary production licenses required by various Chinese auto industry regulations to manufacture battery packs to be used exclusively in EV products manufactured by the JV Company.

EV Products

During the year ended December 31, 2016, our revenues from the sale of EV products were $3,718,291. Pursuant to the JV Agreement, all of our EV products were completely transferred to the JV Company at the end of 2014, but the Company can continue to sell EV products which remain in stock. We are now primarily responsible for supplying the JV Company with EV parts and the JV Company is primarily responsible for the production of EV products.

Off-Road Vehicles

During the year ended December 31, 2016, our revenues from the sale of off-road vehicles increased by $678,295, or 13.5%, to $5,694,410 from $5,016,115 for the year ended December 31, 2015.

The following table shows the breakdown of Kandi's revenues from its customers by geographic markets:

	Year Ended December 31
	2016		2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,919,054	4%	$4,713,441	2%	$8,629,824	5%
China	124,572,959	96%	196,355,732	98%	161,599,182	95%
Total	$129,492,013	100%	$201,069,173	100%	$170,229,006	100%

Sales and Distribution

The Company has two main products: electric vehicle parts and off-road vehicles for the year 2016. Prior to 2014, the Company also featured EV products. As EV production was completely transferred to the JV Company at the end of 2014 pursuant to the JV Agreement, Kandi now focuses on EV parts production and supplies the JV Company with EV parts. In addition, Kandi continues to produce and sell off-road vehicles, which are our traditional products and are sold to domestic and international distributors or consumers.

Customers

As of December 31, 2016, our major customers, in the aggregate, accounted for 89% of our sales. Currently, the Company is developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on our pure EV business.

The Company's major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales			Accounts Receivable
	Year ended	Year ended	Year ended
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Customers	2016	2015	2014	2016	2015	2014
Kandi Electric Vehicles Group Co., Ltd.	59%	34%		53%	55%
Jinhua Chaoneng Automobile Sales Co. Ltd.	30%			19%

Sources of Supply

All raw materials are purchased from suppliers. We have developed close relationships with several key suppliers particularly in the procurement of certain key parts. While we obtain components from multiple third party sources in some cases, the major parts of our products are mainly manufactured by Kandi. We do not have, and do not anticipate having, any difficulty in obtaining required materials from our suppliers. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements.

The Company's material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Suppliers	2016	2015	2014	2016	2015	2014
Dongguan Chuangming Battery Technology Co., Ltd.	42%	26%		22%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	23%	20%		15%	24%

Intellectual Property and Licenses

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2016, we had 45 issued patents, 2 issued software copyrights and 4 pending patent applications with Chinese patent authority related to electrical vehicle products, electrical vehicle parts and off-road vehicle products. Under Chinese patent law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Our patents are valid for 10 years. In addition, we are authorized to use the trademark “Kandi” and we are the owner of the trademark “JASSCOL” . Our 50/50 joint venture with Geely Holding Group is authorized to use the trademark “Global Hawk”. We intend to continue to file additional patent applications with respect to our technology.

Employees

As of December 31, 2016, excluding the contractors, Kandi had a total of 497 full-time employees as compared to 557 full-time employees on December 31, 2015, of which 326 employees are production personnel, 17 employees are sales personnel, 71 employees are research and development personnel, and 83 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as needed basis.

Environmental and Safety Regulation

Emissions

Our products are all subject to international laws and emissions related regulations, including regulations and related standards established by China Environmental Protection Agency, the United States Environmental Protection Agency, the California Air Resources Board (, and European and Canadian legislative bodies.

All Kandi's products comply with all applicable emission standards and regulations in China, the United States, Europe and Canada. However, we are unable to predict the ultimate impact of standards and regulations adopted in the future or proposed regulations on Kandi and its business.

Use regulation

The sale and use of automotive products are subject to the "Traffic Law" and other relevant laws and regulations in China. National, state, and federal laws and regulations have been promulgated, or are under consideration, that impact the use or manner of use of Kandi's products. Certain states and local authorities have adopted, or are considering the adoption of, legislation and local ordinances which restrict the use of ATVs and off-road vehicles to specified hours and locations. The U.S. federal government also has restricted the use of ATVs and off-road vehicles in some national parks and U.S. federal lands. In several instances, the restriction has been a complete ban on the recreational use of these vehicles. Kandi is unable to predict the outcome of such actions or the possible effect on its business. Kandi believes that its off-road vehicle business would be no more adversely affected than those of its competitors by the adoption of any such pending laws or regulations.

Product Safety and Regulation

Safety Regulation

The U.S. federal government and individual states have adopted, or are considering the adoption of, laws and regulations relating to the use and safety of Kandi's products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs and off-road vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to off-road vehicles.

In August 2008, the Consumer Product Safety Improvement Act (the “Product Safety Act”) was passed. The Product Safety Act requires all manufacturers and distributors who import into or distribute ATVs within the United States to comply with the American National Standards Institute/Specialty Vehicle Institute of America (“ANSI/SVIA”) safety standard, which previously had been voluntary. The Product Safety Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Kandi currently complies with the ANSI/SVIA standard.

Kandi's off-road vehicles are subject to federal vehicle safety standards administered by NHTSA. Kandi's off-road vehicles are also subject to various state vehicle safety standards. Kandi believes that its off-road vehicles comply with safety standards applicable to off-road vehicles.

Kandi's products are also subject to international safety standards in places where it sells its products outside the United States. Kandi believes that its off-road vehicle products comply with applicable safety standards in the United States and internationally.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016 and our telephone number is (86-579) 82239856.

Recent Development Activities

On November 29, 2016, we announced that our wholly-owned subsidiary Kandi Kandi Hainan has received a second subsidy payment of RMB 100 million (approximately USD 14.5 million) from the Hainan Provincial Government. Pursuant to an agreement with the Hainan Provincial Government, Kandi Hainan will receive a total of RMB 300 million (approximately USD 43.4 million) in subsidy payments to support its research and development expenditures for a new EV model. The subsidy payment schedule is based on the progress of Kandi Hainan’s development of the new EV model, and to date Kandi Hainan has received total payments of RMB 200 million (approximately USD 29.0 million) .

On December 20, 2016, we announced that the final results of the review of subsidy payments for EVs manufactured by the JV Company from 2013 to 2014 were released. The results came from the Ministry of Finance of China, the National Development and Reform Commission, the Ministry of Industry and Information Technology of China, and the Ministry of Science and Technology of China (collectively, the “Chinese Government”) . The Chinese Government will re-calculate subsidy payments to the JV Company for EVs that were manufactured during the 2013-2014 period pursuant to the 2016 subsidy eligibility guidelines. This re-calculation is the result of certain complications in the JV Company’s advanced reusable battery exchange model that necessitated further clarification with the Chinese Government. As a result of dialogue with the Chinese Government, the JV Company has made modifications to its battery exchange model and obtained Chinese Government approval of its redesign in February of 2016. Based on subsidy guidelines, our EV models were eligible to receive Government subsidies of RMB 50,000.00 (approximately USD 7,195.00) in 2013, RMB 47,500.00 (approximately USD 6,835.00) in 2014, and RMB 45,000.00 (approximately USD 6,475.00) in 2016 on a per car basis. Applying the 2016 subsidy eligibility guidelines for those EVs it manufactured from 2013 to 2014, the JV Company wrote off approximately USD 6.2 million of previously recorded account receivables. EVs that were manufactured in 2015 and 2016 remain eligible for the same amount of Chinese Government subsidies.

On January 26, 2017, we announced that the Geely Global Hawk EV model JL7001BEV18 (the Kandi Model K11) developed by the JV Company has been included in the Ministry of Industry and Information Technology of the People’s Republic of China’s (the “MIIT”) Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Directory of New Energy Vehicles”) in its first public announcement of 2017. The Directory of New Energy Vehicles was published on January 23, 2017, and highlighted a total of 185 vehicles, of which 36 were commercial vehicles, 73 were passenger vehicles, and 76 were buses.

On March 2, 2017, we announced that the Geely Global Hawk electric vehicle (“EV”) model SMA7001BEV25 (the Kandi Model K17) developed by the JV Company, has been included in the MIIT Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion of 2017(the “Second Annual Directory of New Energy Vehicles”) . The Second Annual Directory of New Energy Vehicles was published on March 1, 2017, and highlighted a total of 201 vehicles, of which 36 were passenger vehicles, 128 were commercial vehicles, and 37 were special purpose vehicles.

On March 6, 2017, we announced that our wholly-owned subsidiary Yongkang Scrou successfully launched its next generation advanced drive motor, the result of nearly two years of research and development work by Yongkang Scrou’s technical engineering team. Yongkang Scrou’s next generation drive motor achieves higher output efficiencies through improved design, processing, and use of advanced materials, all of which reduce the loss of electromagnetic energy, heat energy, and mechanical energy. Compared to the previous generation drive motor, its energy conversion efficiency and rated power are increased by more than 6% and 30%, while manufacturing and production costs remain roughly the same. Using the next generation drive motor in EVs enhances dynamic performance, and EV drive system efficiency is increased by 10%-15%, resulting in reduced energy consumption of 10%-15%. The JV Company research institute is working on upgrading the drive motors used in a variety of its pure EV models. The upgrades are expected to improve vehicle performance significantly and reduce production costs. The JV Company’s management team has decided to implement the next generation drive motor in all of its EV production starting July 1, 2017. It estimates it will purchase over 20,000 next generation drive motor units from Yongkang Scrou in the second half of 2017.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report that are not historic facts are forward -looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward -looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our future growth is dependent upon consumers’ willingness to adopt EVs.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to a risk of any reduced demand for, alternative fuel vehicles in general and EVs in particular. The market for alternative fuel vehicles (including EVs) is relatively new and rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for EVs in China does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

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

We may be unable to keep up with changes in EV technology, and we may suffer a resulting decline in our competitive position. Any failure to keep up with advances in EV technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in EV technology. As technologies change, we plan to upgrade or adapt the vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and Chairman of the Board, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers. If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executive officers joins a competitor or forms a competing company, we may lose some of our customers.

We may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources.

We may be subject to lawsuits resulting from injuries associated with the use of the vehicles that we sell or produce. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future.

We may also be required to participate in recalls involving our vehicles, if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure investors that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on the results of our operations.

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

Our customers may object to the processing of this data, which may negatively impact our ability to provide effective customer service and develop new vehicles and products. Collection and use of our customers’ personal information in conducting our business may be subject to national and local laws and regulations in China, and such laws and regulations may restrict our processing of such personal information and hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have serious negative consequences for our businesses and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to adequately protect our proprietary rights could result in the weakening or loss of such rights, which may allow our competitors to offer similar or identical products or use identical or confusingly similar branding, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue or an attribution of potentially lower quality products to us, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets (including know-how), employee and third party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;
•	our patents, if issued, may not be broad enough to protect our commercial endeavors;
•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;
•	the costs associated with obtaining and enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; or
•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our intellectual property.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protections. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
•	pay substantial damages;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•	redesign our vehicles or other goods or services.

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

Our vehicles make use of lithium-ion battery cells, which have the potential to catch fire or vent smoke and flame. This may lead to additional concerns about batteries used in automotive applications.

The battery packs in our EV products make use of lithium-ion cells. We also currently intend to make use of lithium-ion cells in battery packs on any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and EV battery packs catching fire have focused consumer attention on the safety of these cells.

These events have raised concerns about batteries used in automotive applications. To address these questions and concerns, a number of battery cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. We may have to recall our vehicles or participate in a recall of a vehicle that contains our battery packs, or redesign our battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

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

Our business operations generate noise, waste water, gaseous byproduct and other industrial waste. We are required to comply with all national and local regulations regarding the protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to adequately restrict the unauthorized discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions to our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our high concentration of sales to relatively few customers may result in significant impact on our liquidity, business, results of operations and financial condition.

As of December 31, 2016 and 2015 our major customers (above 10% of the total revenue), in the aggregate, accounted for 89% and 97%, respectively, of our sales. Sales to the Company’s customers, the JV Company and its subsidiaries, for the year ended December 31, 2016 were approximately 60% of the Company’s total revenue for the year. Due to the concentration of sales to relatively few customers including the JV Company, loss of one or more of these customers will have relatively high impact on our operational results. In the event that our relationship with the JV Company and/or our partner in the JV Company changes negatively, our operating results would be materially negatively affected.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2016 and 2015 our top two suppliers accounted for 65% and 46% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

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

Given material weaknesses were found in our internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As directed by Section 404 of the Sarbanes -Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports.

As disclosed in management’s report on internal control over financial reporting management observed material weaknesses relating to our 2015 and 2014 financial statements that resulted in the addition of separate audited financial statements of the JV Company, the correction in accounting for income taxes and the reclassification of financial statement line items and related financial disclosures, as disclosed in Note 26, Restatement of Previously Issued Financial Statements, to our consolidated financial statements contained in this Annual Report. In addition, these material weaknesses continued to exist throughout 2016 and as a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016.

Although we have taken measures to remediate the material weaknesses, we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

The audit report included in this Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, investors are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of Chinese authorities, our auditors are not currently inspected by the PCAOB.

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

The rapid growth of the Chinese economy had historically resulted in widespread growth opportunities for industries across China. This growth has slowed in the recent years. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in China. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation continues unchecked, our costs would be likely to increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

China's legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Previous court decisions may be cited as persuasive authority but do not have a binding effect. Since 1979, the Chinese government has been promulgating and amending laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, since these laws and regulations are relatively new, and the Chinese legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us.

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

Starting from April 2015, Chinese currency turned into the depreciation trend which continued in year 2016. The dollar was fetching as much as 6.8640 yuan during Asia trade on November 15, 2016, according to Reuters data, with the Chinese currency at its weakest since at least January 2009, during the global financial crisis. Concerns remain that China’s slowing economy, and in particular its exports, may need a stimulus that can only come from further cuts in the exchange rate.

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

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based on United States or foreign laws against us or our management.

We conduct substantially all of our operations in China and almost all of our assets are located in China. In addition, almost all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process on our senior executive officers within the United States or elsewhere outside China, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court orders and final judgments.

Delays surrounding updates with respect to the official list of EV models qualified to receive subsidies from governments in China may delay the sale of our EV products.

In January 2017, the Chinese Ministry of Industry and Information Technology (the “MITT”) made its first public announcement of EV models qualified to receive national subsidies in its Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Directory of New Energy Vehicles”) . The new lists overrule the right to receive national subsidies for those EV models that were included in the previously announced lists. One EV model from the JV Company is on the first updated list. The JV Company is currently in the process of applying for its other EV models to be included on the MITT list. If the Company fails to receive approval from the Chinese government for its models to be listed as qualified for national subsidies, our sales and profits may be adversely affected.

Restatements of financial statements could have a negative effect on our business and stock price.

The Board, based on the recommendation of the audit committee and in consultation with the management, concluded that, because of errors identified in the Company’s previously issued financial statements for the years ended December 31, 2015 and 2014, and the first three quarters for the year ended December 31, 2016 and 2015, the Company would restate its previously issued financial statements, including the quarterly data for the year ended December 31, 2016 and 2015 and its selected financial data for the relevant periods. These errors were discovered by management during the course of its preparation of the annual report and the audit of the financial results for the year ended December 31, 2016, as well as during preparation of responses to the comments from the staff of the SEC Division of Corporate Finance. Although the restatements had no effect on the net income of the Company as reported in the Previously Issued Financial Statements and the impact on the balance sheets and the statement of cash flows are not material, restatements of financial statements could have a negative effect on our business and stock price.

Changes to the government’s subsidy support policies and further delays in subsidy payments may have negative impacts on our operations.

The newly announced central government subsidy support policies effective as of January 1, 2017, call for a 20% of reduction in central government subsidies per car in 2017 from the 2016 level and the total local government subsidy match to be not more than 50% of the total central government subsidies per car. The reduction of subsidies from both the central government and local governments will inevitably increase the costs to the consumers to purchase our JV Company’s EVs if our JV Company cannot lower sale prices to compensate consumers for the subsidy reductions, which may cause temporary pressure for the JV Company to expand its EV sales. The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might also cause the potential delay in collection of the accounts receivable from our business partners, which will temporarily increase the pressure on our working capital for continuing operations. The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses for our shareholders.

The stock markets have experienced significant price and trading volume fluctuations. Although our stock was listed on the NASDAQ Global Market and upgraded to the NASDAQ Global Select Market on January 2, 2014, the trading price of our common stock may be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; or
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Mr. Hu, our CEO, President and Chairman of our Board, is the beneficial owner of a substantial portion of our outstanding common stock, which may enable Mr. Hu to exert significant influence on corporate actions.

Excelvantage Group Limited controls approximately 25.9% of our outstanding shares of common stock as of March 7, 2016. Hu Xiaoming, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 28.3% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

We do not anticipate paying cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board. We presently intend to retain all earnings in order to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that limit the liability of our directors for monetary damages to our Company or shareholders; however, we are prepared to indemnify our directors and officers to the extent provided for by Delaware law. We may also have included contractual indemnification obligations in our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and shareholders.

We may require additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including investments or acquisitions that we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available, if at all, in amounts or on terms acceptable to us.

Our business is subject to changing regulations related to corporate governance and public disclosure that may increase both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue -generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions or reports regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.

Short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

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

In December 2016, we received written comments from the SEC related to our Form 10-K for the fiscal year ended December 31, 2015. We believe we are in the final round of the comments and responses process with the staff. The substance of the comments were summarized in our explanatory note to this report.

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

All land in China is owned by the government and cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders “land use rights.” There are four methods to acquire land use rights:

•	grant of the right to use land;
•	assignment of the right to use land;
•	lease of the right to use land; or
•	allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

Granted land use rights are provided by the Chinese government in exchange for a grant fee and carry the rights to pledge, mortgage, lease, and transfer during the term of the grant. Land is granted for a fixed term, which is generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial or other use. The term is renewable in theory. Granted land must be used for the specific purpose for which it was granted.

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

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build up the EV production facility in Haikou City to an annual production of 100,000 EV products. The Company originally acquired the land use rights and began construction to build EV production factories in Wanning City, Hainan Province, China in 2014. Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industrial parks, the Wanning facility was required to be relocated from Wanning City to the national high tech development zone in Haikou City. After relocation, Kandi Hainan is expected to obtain more support from the government of Hainan Province and Haikou City. In addition, all related direct expenses or assets disposal caused by the relocation were compensated by local government. We expect the construction will be completed for the trial production in the middle of 2017.

Area
Description	(square meters)	Status
Factories	196,000*	In progress

* The estimated number after signed the investment agreement with the local government.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth below our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements.

In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”), the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), which the Company is a guarantor along with other three parties on this loan (please refer to Note 23 of the notes to our consolidated financial statements contained in this report). On December 25, 2016 the court ruled that the defendant or ZSICL should repay the plaintiff or Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liabilities on this bank loan. ZSICL and the Company appealed the ruling results and the court date on the appeal hearing has not yet decided. . The Company is not able to estimate the amount the Company shall incur in connection with this matter at this point.

Other than the above described legal proceedings, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 2, 2014, our common stock began trading on the NASDAQ Global Select Market under the symbol “KNDI” . The following sets forth the high and low prices for our common stock for each quarter from January 1, 2015 to December 31, 2016, as reported by NASDAQ.

	HIGH	LOW
FISCAL 2016
Fourth Quarter (through December 31, 2016)	$6.5	$3.4
Third Quarter (through September 30, 2016)	$8.09	$5.41
Second Quarter (through June 30, 2016)	$8.24	$6.11
First Quarter (through March 31, 2016)	$10.9	$6.1

FISCAL 2015
Fourth Quarter (through December 31, 2015)	$12	$5.2
Third Quarter (through September 30, 2015)	$9.17	$5.05
Second Quarter (through June 30, 2015)	$13.7	$8.44
First Quarter (through March 31, 2015)	$14.85	$11.31

Holders of Common Stock

As of March 7, 2017, there were 19 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

Dividends

We have never paid cash dividends on our common stock. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business. We do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board may deem relevant.

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

The following graph shows a comparison from December 31, 2011, through December 31, 2016, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the S&P Automobile Manufacturers Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the S&P Automobile Manufacturers Index assumes an investment of $100 on December 31, 2011, and reinvestment of dividends. We have never paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kandi Technologies Group, Inc., the NASDAQ Composite Index and the S&P Automobile Manufacturers Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
CONSOLIDATED BALANCE		2015	2014
SHEETS DATA:	2016	(As Restated)	(As Restated)	2013	2012
Cash and cash equivalents	$12,235,921	$16,738,559	26,379,460	$12,762,369	$12,135,096
Restricted cash	12,957,377	16,172,009	13,000,731	1,636	15,835,364
Working capital (deficit)	86,348,025	67,464,090	39,202,684	(6,631,680)	35,898,297
Total assets	439,698,185	371,469,024	323,073,352	204,306,730	160,284,990
Short-term bank loans	34,265,065	36,656,553	35,589,502	34,020,281	32,615,063
Total liabilities	207,350,718	132,543,456	111,488,513	115,780,611	85,762,922
Total shareholders' equity	232,347,467	238,925,568	211,584,839	88,526,119	74,522,068

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA:	Years Ended December 31,
	2016	2015	2014	2013	2012
REVENUES, NET	$129,492,013	$201,069,173	$170,229,006	$94,536,045	$64,513,670
COST OF GOODS SOLD	(111,770,197)	(172,649,955)	(146,825,073)	(72,793,517)	(51,620,280)
GROSS PROFIT	17,721,816	28,419,218	23,403,933	21,742,528	12,893,390
Research and development	(26,504,650)	(3,482,511)	(2,755,637)	(3,728,730)	(2,877,283)
Selling and marketing	(1,567,707)	(633,863)	(1,345,588)	(399,504)	(455,983)
General and administrative	(20,665,709)	(28,255,267)	(14,058,548)	(16,056,107)	(4,250,832)
INCOME FROM CONTINUING OPERATIONS	(31,016,250)	(3,952,423)	5,244,160	1,558,187	5,309,292
Interest income	2,961,153	3,138,717	1,701,121	1,516,477	2,658,104
Interest (expense)	(1,831,667)	(2,214,635)	(3,480,646)	(4,395,353)	(2,775,891)
Change in fair value of financial instruments	3,823,590	8,519,295	6,531,308	(16,647,283)	1,986,063
Government grants	25,913,540	1,645,032	288,498	228,396	132,139
Share of (loss) in associated companies	-	-	(54,308)	(69,056)	(69,429)
Share of profit after tax of JV	(7,307,510)	11,841,855	4,490,266	(2,414,354)
Other income, net	1,627,933	1,814,882	(34,649)	676,257	332,936
Total other income, net	25,187,039	24,745,146	14,685,750
INCOME (LOSS) BEFORE INCOME TAXES	(5,829,211)	20,792,723		(19,546,729)	7,573,214
INCOME TAX EXPENSE	(681,546)	(6,127,228)	(2,414,412)	(1,593,994)	(1,523,735)
NET (LOSS) INCOME	(6,510,757)	14,665,495	12,271,338	(21,140,723)	6,049,479
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(15,415,223)	(9,631,753)	(2,725,143)	2,112,902	424,623
COMPREHENSIVE INCOME	$(21,925,980)	$5,033,742	$9,546,195	$(19,027,821)	$6,474,102
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,447,665	46,744,718	42,583,495	34,707,973	29,439,328
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,447,665	46,925,554	42,715,818	34,707,973	29,677,325
NET INCOME PER SHARE, BASIC	$(0.14)	$0.31	$0.29	$(0.61)	$0.21
NET INCOME PER SHARE, DILUTED	$(0.14)	$0.31	$0.29	$(0.61)	$0.20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the year ended December 31, 2016, we recognized total revenue of $129,492,013 as compared to $201,069,173 for the year ended December 31, 2015, a decrease of $71,577,160, or 35.6%, primarily due to weak EV parts demand from the JV Company and its subsidiaries because of the prolonged industry -wide subsidy review initiated by the Chinese government during 2016, which resulted in extended delays of subsidy payments for EVs manufactured in previous years and temporary working capital pressure on the JV Company to increase production. Our primary source of revenue is from the sale of our EV parts, which accounted for 92.7% of our total revenue in 2016. For the year ended December 31, 2016, our EV parts revenues were $120,079,312, a decrease of $75,973,746, or 38.8%, as compared to our EV parts revenues of $196,053,058 for the year ended December 31, 2015. Pursuant to the Joint Venture Agreement, we completed the transfer of EV products production to the JV Company in 2014, but the Company continues to sell EV products that remained in stock. For the year ended December 31, 2016, we achieved net revenue of $3,718,291 from selling EV products, an increase of $3,718,291, or 100.0%, as compared to $0 for the year ended December 31, 2015. We continue to increase our sales of our legacy products and off-road vehicle revenue increased $678,295 from the previous year period, or 13.5%, to $5,694,410 for the year ended December 31, 2016 as compared to the same period a year ago, mainly from organic growth. In 2016, we recorded $17,721,816 of gross profit, a decrease of 35.3% from 2015, primarily due to the decrease of revenue and margin of EV parts. Gross margin for the year ended December 31, 2016 was 13.7%, a decrease from 14.1% for the year ended December 31, 2015. We recorded a net loss of $6,510,757 in 2016 compared to net profit of $14,665,495 in 2015, largely due to decreased revenue and significantly increased R&D costs of developing a new EV model to prepare the Company for business growth in the coming years. Excluding the effects of stock award expenses, which were $14,959,687 and $22,379,220 for the years ended December 31, 2016 and 2015, respectively, and the change of the fair value of financial derivatives, which were a gain of $3,823,590 and $8,519,295 for the years ended December 31, 2016 and 2015, respectively, our net income (non-GAAP) was $4,625,340 for the year ended December 31, 2016, as compared to net income (non-GAAP) of $28,525,420 for the year ended December 31, 2015, a decrease of $ 23,900,080 or 83.8% .

The construction of our Hainan facility is on track and we expect it to be completed for trial production in the middle of 2017 as planned. This facility is expected to have an annual manufacturing capacity of 100,000 EV products when fully operational. The Hainan project has received great support from the Hainan provincial government with a RMB 300 million (approximately USD 45 million) government subsidy to assist its development of a new EV model, of which the initial payment of RMB200 million (approximately USD30 million) has already been received. According to market research, as the government’s subsidies to EVs gradually phase out, more and more consumers will tend to favor high quality and well-designed EV products with competitive pricing. Our new EV model is a mid-tier pure electric vehicle specially designed for our targeted market with innovative built in technology and state-of-the-art body and interior designs to meet the preferences and demands of today’s educated customers. We expect this new model will be well received by the public and become a new revenue growth engine for our business going into the post-subsidy era.

Beginning in early 2016, the Chinese government launched an industry -wide review of EV subsidies, which negatively impacted the JV Company’s operations and sales this year. Accordingly, our EV parts sales to the JV Company and its subsidiaries have also been negatively impacted. As we have 50% ownership interest in the JV Company and accounted for our investments in the JV Company under the equity method of accounting, we received 50% of the JV Company’s net loss, or $7,077,789 for the year ended December 31, 2016, compared to net profit of $11,661,564 for the year ended December 31, 2015. During year 2016, the JV Company’s revenue was driven by two sales sources, the MPT program and direct sales. The total number of EV products sold by our JV Company during 2016 was 10,148 EV products as compared to 24,220 EV products in 2015, of which 4,766 units were sold to the MPT program and 5,382 units were direct sales during 2016.

In December 2016, the Chinese government concluded its subsidy review and issued final results. According to the final results, the Government will re-calculate subsidy payments for EVs that were manufactured during the 2013-2014 period pursuant to the 2016 subsidy eligibility guidelines. This re-calculation is the result of certain complications in the JV Company’s advanced reusable battery exchange model that necessitated further clarification with the Government. As a result of dialogue with the Government, the JV Company has made modifications to its battery exchange model and obtained Government approval in February of 2016. Based on subsidy guidelines, our EV models were eligible to receive Government subsidies of RMB 50,000.00 (approximately USD 7,195.00) in 2013, RMB 47,500.00 (approximately USD 6,835.00) in 2014, and RMB 45,000.00 (approximately USD 6,475.00) in 2016 on a per car basis. Applying the 2016 subsidy eligibility guidelines for the EVs it manufactured from 2013 to 2014, the JV Company wrote off approximately USD 6.2 million of previously recorded account receivables. EVs that were manufactured by the JV Company in 2015 and 2016 remain eligible for the same amount of Government subsidies. The completion of government’s subsidy review and expected resumption of the government’s subsidy payments will help us to regain revenue growth momentum in 2017.

On December 29, 2016, the Chinese government issued new policies effective as of January 1, 2017, further adjusting renewable energy vehicle subsidies. The new central government subsidy policies significantly increased the technical standard for EVs to qualify to receive subsidies and call for a 20% of reduction of central government subsidies per car in 2017 from 2016 levels and total local government’s subsidy matches are now limited to 50% of the central government subsidies per car. The Chinese government also changed its subsidy payment method from paid in advance to paid post-sale, which may cause a potential delay in the collection of the accounts receivable from our business partners. Although we are confident the Chinese government is firmly committed to supporting the growth of China’s EV industry and that the subsidy program itself will continue through 2020, the JV Company and the Company are actively seeking new revenue growth avenues and optimizing our business models to cope with this industry -wide policy change. Our long-term goal is, by improving technical capabilities, optimizing cost structure and increasing operation efficiency, to develop high-performance yet price-competitive EVs for our end consumers to meet market demand and sustainably grow our business. The Company will continue to work closely with Geely, leverage its support, and seek additional strategic alliances or partnerships to jointly develop the JV Company’s EV business and rapidly expand its business footprint in China.

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31, 2016	% of Revenue		December 31, 2015 Restated	% of Revenue		December 31, 2014 Restated	% of Revenue
REVENUES FROM UNRELATED PARTY, NET	$47,870,589	37.0%		$6,790,032	3.4%		$49,539,910	29.1%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	81,621,424	63.0%		194,279,141	96.6%		120,689,096	70.9%

REVENUES, NET	129,492,013	100.0%		201,069,173	100.0%		170,229,006	100.0%

COST OF GOODS SOLD	111,770,197	86.3%		172,649,955	85.9%		146,825,073	86.3%

GROSS PROFIT	17,721,816	13.7%		28,419,218	14.1%		23,403,933	13.7%

OPERATING EXPENSES:
Research and development	26,504,650	20.5%		3,482,511	1.7%		2,755,637	1.6%
Selling and marketing	1,567,707	1.2%		633,863	0.3%		1,345,588	0.8%
General and administrative	20,665,709	16.0%		28,255,267	14.1%		14,058,548	8.3%
Total Operating Expenses	48,738,066	37.6%		32,371,641	16.1%		18,159,773	10.7%

INCOME(LOSS) FROM OPERATIONS	(31,016,250)	(24.0%	)	(3,952,423)	(2.0%	)	5,244,160	3.1%

OTHER INCOME(EXPENSE):
Interest income	2,961,153	2.3%		3,138,717	1.6%		1,701,121	1.0%
Interest expense	(1,831,667)	(1.4%	)	(2,214,635)	(1.1%	)	(3,480,646)	(2.0%	)
Change in fair value of financial instruments	3,823,590	3.0%		8,519,295	4.2%		6,531,308	3.8%
Government grants	25,913,540	20.0%		1,645,032	0.8%		288,498	0.2%
Share of profit (loss) in associated companies	0	0.0%		0	0.0%		(54,308)	(0.0%	)
Share of profit (loss) after tax of JV	(7,307,510)	(5.6%	)	11,841,855	5.9%		4,490,266	2.6%
Other income (expense), net	1,627,933	1.3%		1,814,882	0.9%		(34,649)	(0.0%	)
Total other income, net	25,187,039	19.5%		24,745,146	12.3%		9,441,590	5.5%
INCOME (LOSS) BEFORE INCOME TAXES	(5,829,211)	(4.5%	)	20,792,723	10.3%		14,685,750	8.6%

INCOME TAX BENEFIT (EXPENSE)	(681,546)	(0.5%	)	(6,127,228)	(3.0%	)	(2,414,412)	(1.4%	)

NET INCOME (LOSS)	(6,510,757)	(5.0%	)	14,665,495	7.3%		12,271,338	7.2%

Revenues

For the year ended December 31, 2016, we had net revenues of $129,492,013 compared to net revenues of $201,069,173 for the year ended December 31, 2015 and $170,229,006 for the year ended December 31, 2014, representing a decrease of $71,577,160, or 35.6%, from 2015 and a decrease of $40,736,993, or 23.9%, from 2014, respectively. The selling prices of our products for the year ended December 31, 2016 decreased slightly on average from last year. The decrease in revenue was primarily due to the decrease of sales volume. Our products include EV parts, EV products, and off-road vehicles, including ATVs, utility vehicles (“UTVs”), go-karts, and others. For the year ended December 31, 2016, 2015 and 2014, 96%, 98% and 95%, respectively, of our revenues were derived from the sales of our products in China.

The following table summarizes our revenues as well as the number of units sold by product type for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31
	2016	2015	2014
	Sales	Sales	Sales
EV parts	$120,079,312	$196,053,058	$116,431,309
EV products	3,718,291	-	33,978,619
Off-road vehicles	5,694,410	5,016,115	19,819,078
Total	$129,492,013	$201,069,173	$170,229,006

EV Parts

During the year ended December 31, 2016, our revenues from the sale of EV parts were $120,079,312, representing a decrease of $75,973,746 or 38.8% from $196,053,058 for the year ended December 31, 2015 and an increase of $3,648,003 or 3.1% from $116,431,309 for the year ended December 31, 2014, respectively.

Our revenue for the year ended December 31, 2016 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts to the JV Company for use in the manufacturing of EV products, which accounted for 92.7% of total sales. Among total sales for the year ended December 31, 2016, approximately 78.9% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 4.0% of total sales were related to sales of EV controllers, approximately 3.5% of the total sales were related to sales of air conditioning units, approximately 3.1% of total sales were related to sales of EV drive motors and approximately 3.2% of total sales were related to sales of body parts and other auto parts.

During the year ended December 31, 2016, our revenues from the sale of EV parts to the JV Company accounted approximately 59.8% of our total net revenue for the year. For the year ended December 31, 2016, the majority of EV parts we sold were sold to the JV Companies and its subsidiaries: approximately 58.9% of such sales were to the JV Company, approximately 0.3% of such sales were to Kandi Changxing, approximately 0.5% of such sales were to Kandi Shanghai, and approximately 0.3% of such sales were to Kandi Jiangsu. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

During the year ended December 31, 2016, our revenue from the sale of EV parts to the Service Company was 3.0% of total sales. The Service Company purchased the battery packs for speed upgrades and other EV parts for repair and maintenance.

EV Products

Our revenues from the sale of EV products for the fiscal year 2016 was $3,718,291, representing an increase of $3,718,291 or 100% from $0 for the year ended December 31, 2015, and a decrease of $30,260,328 or 89.1% from $33,978,619 for the year ended December 31, 2014.

Pursuant to the JV Agreement, production of EV products was completely transferred to the JV Company at the end of 2014, but the Company may continue to sell those EV products that remain in stock. The Company primarily focuses on EV parts manufacturing and supply for the JV Company for EVs production.

Off-Road Vehicles

During the year ended December 31, 2016, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $5,694,410, representing an increase of $678,295 or 13.5% from $5,016,115 for the year ended December 31, 2015, and a decrease of $14,124,668 or 71.3% from $19,819,078 for the year ended December 31, 2014.

Our off-road vehicles business line accounted for approximately 4.4% of our total net revenue for the fiscal year 2016, compared to 2.5% for the fiscal year 2015 and 11.6% for the fiscal year 2014. Of our off-road vehicle revenue, our go-kart business accounted for approximately 2.8% of our total net revenue for the year ended December 31, 2016, representing an increase from 1.6% but a decrease from 7.5% for the years ended December 31, 2015 and 2014, respectively, and our ATV business accounted for approximately 1.4% of our total net revenue for the year ended December 31, 2016, representing an increase from 0.9% but a decrease from 4.2% for the years ended December 31, 2015 and 2014, respectively.

The following table shows the breakdown of our net revenues from customers by geographic markets:

	Year Ended December 31
	2016		2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,919,054	4%	$4,713,441	2%	$8,629,824	5%
China	124,572,959	96%	196,355,732	98%	161,599,182	95%
Total	$129,492,013	100%	$201,069,173	100%	$170,229,006	100%

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2016 was $111,770,197, representing a decrease of $60,879,758, or 35.3%, from $172,649,955 for the year ended December 31, 2015 and a decrease of $35,054,876, or 23.9%, from $146,825,073 for the year ended December 31, 2014. These decreases were primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company. Please refer to the below Gross Profit section for product margin analysis.

Gross Profit

Our margins by product for the past three years are as set forth below:

						Years ended December 31
	2016				2015				2014
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$120,079,312	102,856,683	17,222,629	14.3%	$196,053,058	168,344,853	27,708,206	14.1%	$116,431,309	106,550,522	9,880,787	8.5%
EV products	3,718,291	3,632,762	85,529	2.3%	-	-	-	-%	33,978,619	25,061,120	8,917,499	26.2%
Off-road vehicles	5,694,410	5,280,753	413,657	7.3%	5,016,115	4,305,102	711,012	14.2%	19,819,078	15,213,431	4,605,647	23.2%
Total	$129,492,013	111,770,197	17,721,816	13.7%	$201,069,173	172,649,955	28,419,218	14.1%	$170,229,006	146,825,073	23,403,933	13.7%

Gross profit for the year ended December 31, 2016 was $17,721,816, as compared to $28,419,218 for the year ended December 31, 2015, and $23,403,933 for year ended December 31, 2014, representing a decrease of $10,697,402 or 37.6% from 2015 and a decrease of $5,682,117 or 24.3% from 2014. These decreases were primarily attributable to the decrease in our corresponding revenue driven by weak demand for our EV parts. Our gross margin for the year ended December 31, 2016, was 13.7%, compared to 14.1% for the year ended December 31, 2015, and 13.7% for the year ended December 31, 2014. The moderate decrease in our gross margin year over year was mainly due to the decreased gross margin attributable to our off-road vehicles business in the year 2016.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $26,504,650 for the year ended December 31, 2016, compared to $3,482,511 for the year ended December 31, 2015, and $2,755,637 for the year ended December 31, 2014, representing an increase of $23,022,139, or 661.1%, from 2015 and an increase of $23,749,013, or 861.8%, from 2014. These increases were primarily due to significantly increased research and development expenses related to the development of a new EV model at Hainan facility in 2016. This new model is a mid-tier pure electric vehicle specially designed for our targeted market with innovative built in technology and a state-of-the- art body and interior, designed to meet the preferences and demands of today’s sophisticated customers.

For the year ended December 31, 2016, approximately 94% of our research and development expenses were spent on the research and development of a new EV product model at Hainan facility, and the rest was spent on other various EV and off-road vehicles research and development projects. For the year ended December 31, 2015, approximately 63% of our research and development expenses were spent on the research and development of new EV product models such as the K12/K17, in connection with a speed upgrade and the related control system, approximately 34% was spent on the improvement of batteries and their packing systems, and approximately 3% was spent on off-road vehicle development.

Sales and Marketing

Selling and distribution expenses were $1,567,707 for the year ended December 31, 2016, compared to $633,863 for the year ended December 31, 2015, and $1,345,588 for the year ended December 31, 2014, representing an increase of $933,844, or 147.3%, from 2015 and an increase of $222,119, or 16.5%, from 2014. Compared to the years 2015 and 2014, the increase was primarily attributable to the amortization of product maintenance expenses for batteries during this period, which expenses will be amortized over the next eight years.

General and Administrative Expenses

General and administrative expenses were $20,665,709 for the year ended December 31, 2016, compared to $28,255,267 for the year ended December 31, 2015 and $14,058,548 for the year ended December 31, 2014, representing a decrease of $7,589,558 or 26.9%, from 2015 and an increase of $6,607,161, or 47.0%, from 2014. For the year ended December 31, 2016, general and administrative expenses included $14,959,687 in expenses for common stock awards to employees and consultants for their services, compared to $22,379,220 and $8,455,422 for the years ended December 31, 2015 and 2014, respectively. Excluding stock award costs, our net general and administrative expenses for the year ended December 31, 2016 were $5,706,022, a decrease of $170,025, or 2.9%, compared to $5,876,047 for the year ended December 31, 2015,and an increase of $102,896, or 1.8%, compared to $5,603,126 for the year ended December 31, 2014.

Interest Income

Interest income was $2,961,153 for the year ended December 31, 2016, compared to $3,138,717 for the year ended December 31, 2015, and $1,701,121 for the year ended December 31, 2014, representing a decrease of $177,564, or 5.7%, from 2015, and an increase of $1,260,032, or 74.1%, from 2014. The decrease as compared to 2015 was primarily due to reduced interest income earned on a loan to a third party and cash in banks. The increase as compared to 2014 was mainly due to various loans made to the JV Company during 2016 and 2015, which generated approximately $1,899,900 and $1,457,389 of interest income in 2016 and 2015, respectively.

Interest Expense

Interest expense was $1,831,667 for the year ended December 31, 2016, compared to $2,214,635 for the year ended December 31, 2015, and $3,480,646 for the year ended December 31, 2014, representing a decrease of $ 382,968 from 2015 and a decrease of $1,648,979 from 2014. This change was primarily due to renewed loans with lower interest rates in the year 2016. In 2015, China People’s Bank reduced the one-year loan interest rate five times from 5.6% at the beginning of 2015 to 4.35% in October 2015. Therefore, loans renewed in 2016 generally have a lower interest rate compared to the same periods in 2015 and 2014.The significant decrease as compared to 2014 was mainly due to $1,262,691 of bond interest expense recorded in 2014, which expense was nil in 2016 and 2015.Of the interest expenses, $18,694, $24,839 and $0, respectively, were the discounts associated with the settlement of bank acceptance notes.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2016, gain related to changes in the fair value of derivative liability relating to warrants issued to investors and placement agents was $3,823,590, compared to $8,519,295 for the year ended December 31, 2015, and $6,531,308 for the year ended December 31, 2014, a decrease of $4,695,705 from 2015 and a decrease of $2,707,718 from 2014, respectively. The change in fair value of derivative liability is mainly the result of all remaining unexercised warrants expiring during the year 2016.

Government Grants

Government grants totaled $25,913,540 for the year ended December 31, 2016, compared to $1,645,032 for the year ended December 31, 2015, and $288,498 for the year ended December 31, 2014, representing an increase of $24,268,508, or 1475.3% from 2015 and an increase of $25,625,042, or 8882.2% from 2014. The significant increases were mainly due to subsidies we received from the Hainan provincial government to assist our development of a new EV model. The total grant amount is RMB 300 million (approximately USD 45 million), of which the initial payment of RMB200 million (approximately USD30 million) was received and $24,844,149 was recognized as income in 2016.

Share of Profit (Loss) of Associated Company

Investment losses were $0 in 2016, compared to $0 in 2015 and a loss of $54,308 in 2014. This change was caused by the fact that we disposed of an investment for an equity ownership of Jinhua Service Company in year 2014, and there was no losses in the years 2016 and 2015.

Share of Profit (Loss) after Tax of the JV Company

For the year ended December 31, 2016, the JV Company’s net sales were $179,328,669, gross income was $19,278,511, and net loss was $14,155,578. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss, or $ 7,077,789 for the year ended December 31, 2016. After eliminating intra-entity profits and losses, our share of the after tax loss of the JV Company was $ 7,307,510 for the year ended December 31, 2016, compared to income of $11,841,855 for 2015, representing a decrease in income of $19,149,365.

During the year 2016, the JV Company’s revenues were primarily derived from sales growth of EV products in China, with a total of 10,148 units sold during the year.

Other Income (Expense), Net

Net other income was $1,627,933 for the year ended December 31, 2016, compared to net other income of $1,814,882 for the year ended December 31, 2015, and net other expense of $34,649 for the year ended December 31, 2014, a decrease in net other income of $186,949 from 2015 and an increase in net other income of $1,662,582 from 2014. The increased other income in 2016 and 2015 as compared to 2014 was primarily due to receipt of fees for providing technical services for EV technical development.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate was -11.69% of 2016 taxable corporate income as compared to 29.47% of 2015 taxable corporate income. The change in effective tax rates was largely due to our negative income before taxes in 2016 as compared to the positive income before taxes in 2015.

Net Income (Loss)

We recorded net loss of $6,510,757 for the year ended December 31, 2016, compared to net income of $14,665,495 for the year ended December 31, 2015, and net income of $12,271,338 for the year ended December 31, 2014, a decrease of $21,176,252 from the year ended December 31, 2015 and a decrease of $18,782,095 from the year ended December 31, 2014. The decrease in net income was primarily attributable to decreased revenue and gross profits, the JV Company’s net losses, and significantly increased R&D expenses to prepare the Company for future business growth.

Excluding (i) the effects of stock award expenses, which were $14,959,687, $22,379,220 and $8,455,422 for the years ended December 31, 2016, 2015 and 2014, respectively, and (ii) the change in the fair value of financial derivatives, which were gains of $3,823,590, $8,519,295 and 6,531,308 for the years ended December 31, 2016, 2015 and 2014, respectively, our net income (non-GAAP) was $4,625,340 for the year ended December 31, 2016, as compared to net income (non-GAAP) of $28,525,420 for the year ended December 31, 2015, a decrease of $23,900,080 or 83.8%, and compared to net income (non-GAAP) of $14,195,452 for the year ended December 31,2014, a decrease of $9,570,112 or 67.4% . The decrease in net income (non-GAAP) was primarily attributable to the decrease of revenue and gross profits, JV Company’s net losses, and significantly increased R&D expenses to prepare the Company for future business growth.

We make reference to certain non-GAAP financial measures, i.e., adjusted net income. Management believes that such adjusted financial results are useful for investors in evaluating our operating performance because they present a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with the GAAP.

The following table summarizes our non-GAAP net income from continuing operations for the years ended December 31, 2016, 2015 and 2014:

		Year Ended
		December 31,
	2016	2015	2014
GAAP net income (loss) from continuing operations	$(6,510,757)	$14,665,495	$12,271,338
Stock award expenses	14,959,687	22,379,220	8,455,422
Change of the fair value of financial derivatives	(3,823,590)	(8,519,295)	(6,531,308)
Non-GAAP net income (loss) from continuing operations	$4,625,340	$28,525,420	$14,195,452

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the year ended December 31, 2016, cash used in operating activities was $49,526,543, as compared to cash used in operating activities of $6,372,255 for the year ended December 31, 2015, and cash derived by operating activities of $3,327,918 for the year ended December 31, 2014. The major operating activities that provided cash for the year ended December 31, 2016 were an increase in accounts payable of $112,150,789 and a decrease in accounts due from related parties of $28,715,113. The major operating activity that used cash for the year ended December 31, 2016 was an increase in accounts receivable of $40,962,889, an increase in other receivable of $43,650,395 and an increase in receivables from the JV Company of $111,996,250. The significant increase in the receivable from the JV Company was largely due to the JV Company's delay in collection of its accounts receivable from its business partners resulting in their temporary difficulties to repay the amount owed to us on time.

Cash derived from investing activities for the year ended December 31, 2016 was $ 966,627, as compared to cash used in investing activities of $4,312,479 and cash used for investing activities of $57,134,690 for the years ended December 31, 2015 and 2014, respectively. Cash derived from investing activities for the year ended December 31, 2016 was primarily the result of repayment of notes receivable of $ 10,335,807. Cash used for investing activities for the year ended December 31, 2016 was primarily the result of purchase of construction in progress of $6,001,664 and short term investments of $3,088,327.

Cash derived from financing activities for the year ended December 31, 2016 was $44,827,611, as compared to cash used for financing activities of $961,523 and cash derived from financing activities of $69,019,801 for the years ended December 31, 2015 and 2014, respectively. Cash derived from financing activities for the year ended December 31, 2016 was primarily the result of proceeds from short-term and long-term loans of $65,912,237. Cash used in financing activities for the year ended December 31, 2016 was primarily the result of repayments of short-term loans of $35,815,325.

As of December 31, 2016, we had unrestricted cash of $12,235,921. Our total current assets were $264,025,932, and our total current liabilities were $177,677,907, resulting in a net working capital of $86,348,025.

Working Capital

We had a working capital surplus of $86,348,025 at December 31, 2016, which reflected an increase of $18,883,935 from a working capital surplus of $67,464,090 as of December 31, 2015. The increase in working capital was largely due to significantly increased our due from the JV Company and accounts receivable at the end of 2016.

As of December 31, 2016, we had credit lines from commercial banks of $34,265,065. We believe that our cash flows generated internally may not be sufficient to support growth in operations and to repay short-term bank loans for the next twelve (12) months. However, we believe our access to existing financing sources and established relationships with Chinese banks will enable us to meet our obligations and fund our ongoing operations.

We have historically financed our operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest in a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. We believe this practice has been ongoing year after year and that short-term bank loans will be available with normal trade terms if needed.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the year ended December 31, 2016 were as follows:

Year Ended
December 31, 2016
(In Thousands)
Capital requirements
Purchase of plant and equipment	$276
Purchase of land use rights	3
Repayments of short-term bank loans	35,815
Purchase of construction in progress	6,002
Short term investment	3,088
Internal cash used in operations	49,527
Total capital Requirements	$94,711

Capital provided
Decrease in restricted cash	2,257
Proceeds from short-term and long-term bank loan	65,912
Proceeds from notes payable	12,038
Warrant exercise	435
Repayment of notes receivable	10,336
Decrease in cash	3,732
Total capital provided	$94,710

The difference between capital provided and capital required was mainly the result of exchange rate changes over the past twelve months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hainan R&D Obligations	$-	-	8,638,252	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Hainan Construction Obligations		-	15,548,853	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$-	-	-	-	-
Total	$-	-	24,187,105	-	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase the production line and develop a new EV model. As of December 31, 2016,the total revised contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $131 million , of which RMB 744,000,000 or approximately $107 million has been paid and RMB 168,000,000 or approximately $24 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term Loans:

Short-term loans are summarized as follows:

	December 31,	December 31,
	2016	2015
Loans from China Ever-bright Bank
Interest rate of 4.698% per annum, due on April 21, 2017, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife. Also see Note 13 and Note 14.	$11,229,727	$12,013,492
Loans from Hangzhou Bank
Interest rate of 4.35% per annum, due on October 12, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	7,025,778	7,516,134
Interest rate of 4.82% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.		7,700,956
Interest rate of 4.85% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 13and Note 14.		3,419,225
Interest rate of 4.35% per annum, due July 3, 2017, secured by the assets of the Company. Also see Note 14 and Note 15.	10,394,696	-
Interest rate of 4.35% per annum, due March 23, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	5,614,864	-
Interest rate of 5.35% per annum, paid off on March 22, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	-	6,006,746
	$34,265,065	36,656,553

Long-term loan is summarized as follows:

	December 31,	December 31,
	2016	2015
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	$28,794,172	$0
	$28,794,172	$0

Notes payable:

	December 31,	December 31,
	2016	2015
Bank acceptance notes:

Due May 12, 2016	$-	$2,310,287
Due June 17, 2016	-	1,540,191
Due March 22, 2017	400,239
Due March 29, 2017	1,439,709
Due June 21, 2017	1,439,709
Other Notes Payable:
Due May 6, 2017	11,517,668
Total	$14,797,325	$3,850,478

Guarantees and pledged collateral for third party bank loans

As of December 31, 2016 and 2015, we provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2016	2015
Zhejiang Shuguang industrial Co., Ltd.	$4,175,155	$4,466,555
Nanlong Group Co., Ltd.	2,879,417	3,080,383
Kandi Electric Vehicles Group Co., Ltd.	46,790,530	50,056,216
Total	$53,845,102	$57,603,154

On March 15, 2013, the Company entered into a guarantee contract to serve as guarantor for NGCL's loan in the amount of $2,879,417 from Shanghai Pudong Development Bank, Jinhua Branch ,with a related loan period of March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under the guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20,2015,the Company entered into a guarantee contract to serve as guarantor for the JV Company for bank loans in the amount of $10,797,815 from Bank of China with a related loan period of July 20,2015 to July 19, 2016. Under the guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as guarantor for Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for bank loans in the amount of $4,175,155 from Ping An Bank with related a loan period of September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under the guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. ZSICL defaulted on the loan interest as of December 31, 2016. Ping An Bank brought a lawsuit to the court against ZSICL, the Company and three other parties for this default and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank and the Company and three other parties have joint liabilities on this default. Currently, an appeal to the ruling is in the process to settle this dispute. The Company is unable to estimate the amount of potential loss at this point.

On December 14, 2015,the Company entered into a guarantee contract to serve as guarantor for the JV Company for bank loans in the amount of $35,992,715 from China Import & Export Bank with a related loan period of December 14,2015 to December 13,2016, which loan period was extended to September 14, 2017. Under the guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contract.

(2) Pledged collateral for a third party bank loans

As of December 31, 2016 and 2015, none of our land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

Critical Accounting Policies and Related Estimates That Could Have a Material Effect on Our Consolidated Financial Statements

This section should be read together with the Summary of Significant Accounting Policies in the attached consolidated financial statements included in this Annual Report.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities) . These estimates are particularly significant where they affect the reported net realizable value of our accounts receivable and inventories.

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 for the years ended December 31, 2016 and 2015, in accordance with our management's judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $415,797 and $485,901 of decline in net realizable value of inventory for the year ended of December 31, 2016 and 2015, respectively, due to our provision for slow moving inventory.

Although we believe that there is little likelihood that actual results will differ materially from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, we could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

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

Our revenue recognition policies for our EV products, EV parts and legacy products, including ATVs, go-karts and other products are the same: When the products are delivered, the associated risk of loss is deemed transferred, and at that time we recognize revenue.

Policy affecting options, warrants and convertible notes

Our stock option cost is recorded in accordance with ASC 718 and ASC 505. The fair value of stock options is estimated using the Black-Scholes -Merton model. Our expected volatility assumption is based on the historical volatility of our stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognition is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Our warrant costs are recorded in liabilities and equities, respectively, in accordance with ASC 480, ASC 505 and ASC 815. The fair value of a warrant, which is classified as a liability, is estimated using the Binomial Tree model and the lattice valuation model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. Our warrants, which are freestanding derivatives classified as liabilities on the balance sheet, are measured at fair value on each reporting date, with decreases in fair value recognized in earnings and increases in fair values recognized in expenses.

The fair value of equity-based warrants, which are not considered derivatives under ASC 815, is estimated using the Black-Scholes -Merton model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In accordance with ASC 815, the conversion feature of the convertible notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the convertible notes are issued, the conversion feature is recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses. We used the Black-Scholes -Merton option-pricing model to obtain the fair value of the conversion feature. The expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

Warranty Liability

Most of our non-EV products (the “Legacy Products”) are exported out of China to foreign countries that have legal and regulatory requirements with which we are not familiar. The development of warranty policies for our Legacy Products in each of these countries would be virtually impossible and prohibitively expensive. Therefore, we provide price incentives and free parts to our customers and in exchange, our customers establish appropriate warranty policies and assume warranty responsibilities.

Consequently, warranty issues are taken into consideration during price negotiations for our products. Free parts are delivered along with the products, and when products are sold, the related parts are recorded as cost of goods sold. Due to the reliability of our products, we have been able to maintain this warranty policy and we have not had any product liability attributed to our products.

For the EV products that we sell in China, we provide a three year or 50,000 kilometer manufacturer warranty. This warranty affects the Company through our participation and investment in the JV Company, which manufactures the EV products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move to further reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. Starting August 11, 2015, the RMB changed its trend of appreciation and began to depreciate as compared to the U.S. dollar. As of December 31, 2016, the RMB exchange rate vs. the U.S. dollar was 6.94585, representing about 7.0% depreciation compared to the exchange rate of 6.49270 vs. the U.S. dollar as of December 31, 2015. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

While the Chinese RMB is freely convertible under the current account, it remains strictly regulated in the capital account. Chinese authorities have expressed their willingness to allow the RMB to be fully convertible in the near future.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $25.1 million and notes receivable of $0.4 million as of December 31, 2016. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2016, we had $34.3 million of short-term bank loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expense generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the National Bureau of Statistics of China, change in the consumer price index in China was 2.0%, 1.4% and 2.0% in 2016, 2015, and 2014, respectively. Inflation fell from November’s seven-month high of 2.3% to 2.1% in December 2016. Inflation in 2016 averaged 2.0%, which was up from the 2015 rate of 1.4% but well below the Chinese government’s 3.0% target for the year. The rate of inflation for the year ended December 31, 2016 was higher as compared to that of 2015, which could have an adverse effect on our business.

Item 8.	Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. (the "Company") and its subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 16, 2017 expressed an adverse opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP
BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Kandi Technologies Group, Inc.

We have audited Kandi Technologies Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) . Kandi Technologies Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2016, including lack of adequate knowledge of US GAAP and SEC rules that resulted in non-compliance with the SEC’s rules with regards to material equity investments; improper classification and reporting of certain cash and non-cash activities related to notes receivable and notes payable on the statement of cash flows; inadequate disclosure of related party transactions; and inaccurate accounting for income taxes. These material weaknesses existed as of 12/31/2015 and had not yet been fully remediated as of 12/31/2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017 on those financial statements.

In our opinion, Kandi Technologies Group, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kandi Technologies Group, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP
BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China March 16, 2017

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
		Restated

Current assets
Cash and cash equivalents	$12,235,921	$16,738,559
Restricted cash	12,957,377	16,172,009
Short term investment	4,463,097	1,613,727
Accounts receivable	32,394,613	8,136,421

	11,914,110	17,773,679
Inventories (net of provision for slow moving inventory of $415,797 and $485,901 as of December 31, 2016 and December 31, 2015, respectively
Notes receivable	-	11,102,239
Notes receivable from JV Company and related party	400,239	1,931,076
Other receivables	66,064	332,922
Prepayments and prepaid expense	4,317,855	181,534
Due from employees	4,863	34,434
Advances to suppliers	38,250,818	7,618,731
Amount due from JV Company, net	136,536,159	76,172,471
Amount due from related party	10,484,816	40,606,162
TOTAL CURRENT ASSETS	264,025,932	198,413,964

LONG-TERM ASSETS
Property, Plant and equipment, net	15,194,442	20,525,126
Land use rights, net	11,775,720	12,935,121
Construction in progress	27,054,181	46,821,816
Long Term Investment	1,367,723	1,463,182
Investment in JV Company	77,453,014	90,337,899
Goodwill	322,591	322,591
Intangible assets	413,211	495,306
Other long term assets	42,091,371	154,019
TOTAL Long-Term Assets	175,672,253	173,055,060

TOTAL ASSETS	$439,698,185	$371,469,024

CURRENT LIABILITIES
Accounts payables	$115,870,051	$73,957,969
Other payables and accrued expenses	4,835,952	9,544,909
Short-term loans	34,265,065	36,656,553
Customer deposits	41,671	94,026
Notes payable	14,797,325	3,850,478
Income tax payable	1,364,235	624,276
Due to employees	21,214	9,423
Deferred taxes liabilities	118,643	2,374,924
Financial derivate - liability	-	3,823,590
Deferred income	6,363,751	13,726
Total Current Liabilities	177,677,907	130,949,874

LONG-TERM LIABILITIES
Long term bank loans	28,794,172	-
Deferred taxes liabilities	878,639	1,593,582
Total Long-Term Liabilities	29,672,811	1,593,582

TOTAL LIABILITIES	207,350,718	132,543,456

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 47,699,638 and 46,964,855 shares issued and outstanding at December 31,2016 and	47,700	46,965
December 31,2015, respectively
Additional paid-in capital	227,911,477	212,564,334

	24,545,163	31,055,919
Retained earnings (the restricted portion is $4,219,808 and $4,172,324 at December 31,2016 and December 31,2015, respectively)
Accumulated other comprehensive income(loss)	(20,156,873)	(4,741,650)
TOTAL STOCKHOLDERS' EQUITY	232,347,467	238,925,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$439,698,185	$371,469,024

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

		Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
		Restated	Restated

REVENUES FROM UNRELATED PARTY, NET	$47,870,589	$6,790,032	$49,539,910
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	81,621,424	194,279,141	120,689,096

REVENUES, NET	129,492,013	201,069,173	170,229,006

COST OF GOODS SOLD	111,770,197	172,649,955	146,825,073

GROSS PROFIT	17,721,816	28,419,218	23,403,933

OPERATING EXPENSES:
Research and development	26,504,650	3,482,511	2,755,637
Selling and marketing	1,567,707	633,863	1,345,588
General and administrative	20,665,709	28,255,267	14,058,548
Total Operating Expenses	48,738,066	32,371,641	18,159,773

INCOME(LOSS) FROM OPERATIONS	(31,016,250)	(3,952,423)	5,244,160

OTHER INCOME(EXPENSE):
Interest income	2,961,153	3,138,717	1,701,121
Interest expense	(1,831,667)	(2,214,635)	(3,480,646)
Change in fair value of financial instruments	3,823,590	8,519,295	6,531,308
Government grants	25,913,540	1,645,032	288,498
Share of profit (loss) in associated companies	0	0	(54,308)
Share of profit (loss) after tax of JV	(7,307,510)	11,841,855	4,490,266
Other income (expense), net	1,627,933	1,814,882	(34,649)
Total other income, net	25,187,039	24,745,146	9,441,590

INCOME (LOSS) BEFORE INCOME TAXES	(5,829,211)	20,792,723	14,685,750

INCOME TAX BENEFIT (EXPENSE)	(681,546)	(6,127,228)	(2,414,412)

NET INCOME (LOSS)	(6,510,757)	14,665,495	12,271,338

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation	(15,415,223)	(9,631,753)	(2,725,143)

COMPREHENSIVE INCOME(LOSS)	$(21,925,980)	$5,033,742	$9,546,195

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,447,665	46,744,718	42,583,495
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,447,665	46,925,554	42,715,818

NET INCOME (LOSS) PER SHARE, BASIC	$(0.14)	$0.31	$0.29
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.14)	$0.31	$0.29

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Common Stock		Additional	Retained	Accumulated Other
	Shares	Par Value	Paid-in Capital	Earnings	Comprehensive Income	Total

BALANCE AT DECEMBER 31, 2013	37,012,904	$37,013	$76,754,774	$4,119,086	$7,615,246	$88,526,119
Stock issuance and award	6,169,534	6,170	91,058,441	-	-	91,064,611
Warrant exercise	3,092,417	3,092	22,444,822	-	-	22,447,914
Deferred tax effect	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	(2,725,143)	(2,725,143)
Net income	-	-	-	12,271,338	-	12,271,338

BALANCE AT DECEMBER 31, 2014	46,274,855	$46,275	$190,258,037	$16,390,424	$4,890,103	$211,584,839
Stock issuance and award	690,000	690	22,306,297	-	-	22,306,987
Warrant exercise	-	-	-	-	-	-
Deferred tax effect	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	(9,631,753)	(9,631,753)
Net income	-	-	-	14,665,495	-	14,665,495

BALANCE AT DECEMBER 31, 2015	46,964,855	$46,965	$212,564,334	$31,055,919	$(4,741,650)	$238,925,568
Stock issuance and award	734,783	735	15,347,143	-	-	15,347,878
Warrant exercise	-	-	-	-	-	-
Deferred tax effect	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	(15,415,223)	(15,415,223)
Net income	-	-	-	(6,510,757)	-	(6,510,757)

BALANCE AT DECEMBER 31, 2016	47,699,638	$47,700	$227,911,477	$24,545,163	$-20,156,873	$232,347,467

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
		As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(6,510,757)	$14,665,495	$12,271,338
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,863,277	5,788,780	5,571,465
Assets Impairments	(40,142)	194,366	0
Deferred taxes	3,651,362	1,446,345	1,579,855
Change in fair value of financial instruments	(3,823,590)	(8,519,295)	(6,531,308)

Loss (income) in investment in associated companies	0	0	54,308
Share of profit after tax of JV Company	7,307,510	(11,841,855)	(4,490,266)
Decrease in reserve for fixed assets	0	0	(302,023)
Stock Compensation cost	14,913,212	22,306,987	0

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(40,962,889)	(16,240,270)	13,739,774
Notes receivable	1,383,605	1,708,223	0
Notes receivable from the JV Company and related parties
Inventories	4,952,792	(3,497,460)	(6,280,502)
Other receivables	(43,650,395)	(193,954)	315,071
Due from employee	41,529	(7,596)	5,139
Prepayments and prepaid expenses	(9,209,955)	6,664,779	2,609,162
Amount due from JV Company	(111,996,250)	(127,667,063)	(62,142,181)
Due from related party	28,715,113	(42,249,905)	0

Increase (Decrease) In:
Accounts payable	112,150,789	164,704,112	43,114,334
Other payables and accrued liabilities	(3,790,859)	5,300,095	2,694,689
Notes payable	(8,480,858)	(15,398,471)	(1,951,788)
Customer deposits	(48,312)	(2,496,382)	2,588,830
Income Tax payable	1,008,274	(1,039,187)	482,020
Net cash (used in ) provided by operating activities	$(49,526,543)	$(6,372,255)	$3,327,918

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(275,801)	(827,059)	(2,101,355)
(Purchases)/Disposal of land use rights and other intangible assets	(3,388)	1,589,165	(1,668,534)
(Purchases)/Disposal of construction in progress	(6,001,664)	1,128,443	(58,860,969)
Disposal of associated company	0	0	(96,299)
Issuance of notes receivable	0	(9,411,720)	(9,450,642)
Repayment of notes receivable	10,335,807	6,410,154	15,043,109
Long Term Investment	0	(1,522,411)	0
Short Term Investment	(3,088,327)	(1,679,051)	0
Net cash provided by (used in) investing activities	$966,627	$(4,312,479)	$(57,134,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	2,257,268	(4,006,346)	(13,010,291)
Proceeds from short-term and long-term bank loans	65,912,237	50,640,214	48,306,743
Repayments of short-term and long-term bank loans	(35,815,325)	(47,595,391)	(46,517,604)
Proceeds from notes payable	12,038,765	0	13,011,917
Repayment of notes payable	0	0	(27,650,324)
Repayment of bond payable	0	0	(13,011,917)
Fund raising through issuing common stock and warrants	0	0	78,358,991
Option exercise, stock awards & other financing	0	0	8,431,247
Warrant exercise	434,666	0	21,101,039
Net cash provided by (used in) financing activities	$44,827,611	$(961,523)	$69,019,801

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,732,305)	(11,646,257)	15,213,029
Effect of exchange rate changes on cash	(770,333)	2,005,356	(1,595,938)
Cash and cash equivalents at beginning of year	16,738,559	26,379,460	12,762,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,235,921	$16,738,559	$26,379,460

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$2,598,846	$2,496,654	$1,932,392
Interest paid	$1,671,372	$2,188,223	$3,475,893

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments	$35,035,762	$-	$7,969,799
Accounts payable transferred to construction in progress	$4,191,246	$-	$-
Settlement of due from JV Company and related parties with notes receivable	$43,707,157	$99,147,703	$13,548,659
Settlement of accounts receivables with notes receivable from unrelated parties	$15,052,339	$23,292,896	$1,706,188
Assignment of notes receivable to supplier to settle accounts payable	$59,355,952	$119,107,737	$14,311,483
Settlement of accounts payable with notes payables	$8,146,783	$13,781,830	$5,707,027

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

Headquartered in the Jinhua city, Zhejiang Province, China, the Company is one of China’s leading producers and manufacturers of electrical vehicle products, electrical vehicle parts and off road vehicles for sale in the People’s Republic of China (“China”) and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partial and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart is as follows:

Operating Subsidiaries:

Pursuant to relevant agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a company in which Kandi Vehicles has a 50% ownership interest. Mr. Hu Xiaoming owns the other 50%, and has entrusted Kandi Vehicles to manage Kandi New Energy. Kandi New Energy currently holds battery packing production licensing rights and supplies battery packs to the JV Company (as such term is defined below). It did not maintain special-purpose vehicle production licensing rights to manufacture Kandi brand electric utility vehicles. Pursuant to the JV Agreement (as such term is defined below),Kandi is not allowed to produce EVs. To avoid the maintenance fee on this license, the Company anticipates selling its special-purpose vehicle production licensing rights to a third party. The Ministry of Industrial and Information Technology of the People’s Republic of China has approved this transaction and the transfer is in process.

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

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company and is engaged in car sales business. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) . As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai.

In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. The company is mainly engaged in EV research and development, manufacturing and sales.

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

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang and is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan.

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing and is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance.

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

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $86,348,025 as of December 31, 2016, an increase of $18,883,935 from a working capital surplus of $67,464,090 as of December 31, 2015.

As of December 31, 2016, the Company had credit lines from commercial banks of $34,265,065. The Company believes that its cash flows generated internally may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve (12) months. However, the Company believes its access to existing financing sources and established relationships with PRC banks will enable it to meet its obligations and fund its ongoing operations.

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

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its ownership interest in the following subsidiaries:

(1)	Continental, a wholly-owned subsidiary of the Company;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3)

Kandi New Energy, a 50% owned subsidiary of Kandi Vehicles, Mr. Hu Xiaoming has owned the other 50% equity. Pursuant to relevant agreements executed in January 2011, Mr. Hu Xiaoming contracted Kandi Vehicles for the operation and management of Kandi New Energy and had his shares escrowed. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	Yongkang Scrou, a wholly-owned subsidiary of Kandi Vehicles; and

(5)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

Equity Method Investees

The consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as following:

(6)	The JV Company, 50% owned subsidiary of Kandi Vehicles;

(7)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(8)	Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(9)	JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(10)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(11)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(12)	JiHeKang Service Company, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest.

(13)	Tianjin BoHaiWan, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

(14)	Changxing Maintenance, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest;

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivable, accounts payable, other payables and accrued liabilities and notes payable approximate fair value because of the short term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the short maturities and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile. As the carrying amounts are reasonable estimates of the fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as a Level 2 instrument due to the fact that the inputs to the valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $14,797,325 and $3,850,478 at December 31, 2016 and December 31, 2015, respectively.

Warrants, which are accounted as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 and $3,823,590 at December 31, 2016 and December 31, 2015, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2016 and December 31, 2015, includes time deposits on account for earning interest income. As of December 31, 2016 and December 31, 2015, the Company’s restricted cash was $12,957,377 and $16,172,009, which includes a one-year Certificate of Time Deposit (CD) of $11,517,669 with Hangzhou Bank Jinhua Branch, among which $5,758,834 will mature on September 29, 2017 and the remaining will mature on October 29, 2017.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts, as per the management’s judgment based on their best knowledge.

As of December 31, 2016 and December 31, 2015, the credit terms with the Company’s customers were typically 210 to 720 days and 150 to 180 days respectively after delivery. The Company extended the credit term with its customers this year to a much longer period as referenced above due to the delayed subsidy payments from the government on EV sales.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of six months. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle the accounts receivable. If the Company wants to discount the notes receivables for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 2.70% to 6.00% annually. As at the end of December 31, 2016, the Company had notes receivables of $400,239, which typically mature within 6 months.

(g) Prepayments

Prepayments represent cash paid in advance to suppliers, which also includes advances to raw material suppliers, mold manufacturers, and suppliers of equipment.

As of December 31, 2015, the Company made a total prepayment of RMB 353 million (approximately $50,821,714) to our supplier Nanjing Shangtong as an advance to purchase a production line and develop a new EV model for Hainan project. Nanjing Shangtong is a total solution contractor for Kandi Hainan project to provide all the equipment and EV product design and research services. In June 2016, Kandi Hainan made the prepayment of RMB 70 million (approximately $10,077,960) to Nanjing Shangtong for the design and development of a new EV model. In July 2016 and August 2016, two prepayments of RMB 30 million (approximately $4,319,126) and RMB 90 million (approximately $12,957,377) respectively, were made to Nanjing Shangtong for the same purpose. In November 2016 and December 2016, another two prepayments of RMB 51 million (approximately $7,342,514) and RMB 150 million (approximately $21,595,629) respectively, were made to Nanjing Shangtong for the same purpose. As of December 31, 2016, $27,054,181 of the advance payment related to Hainan project construction to Nanjing Shangtong was transferred to “construction -in-progress” as described in Note 15 and $24,844,149 of the advance payment related to the development of a new EV model was expensed.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of December 31, 2016, as the Company did not get loans for CIP.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $26,504,650, $3,482,511 and $2,755,637 for the years ended December 31, 2016, 2015 and 2014, respectively.

(n) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible and the related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2016, 2015 and 2014, $25,913,540, $1,645,032 and $288,498, respectively, were received by the Company’s subsidiaries from the PRC government.

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the website: http://www. oanda.com

	December 31,	December 31,	December 31,
	2016	2015	2014
Period end RMB : USD exchange rate	6.94585	6.49270	6.15350
Average RMB : USD exchange rate	6.64520	6.24010	6.14821

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

The fair value of stock options is estimated using the Black-Scholes -Merton model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The recognition of the stock option expenses is based on awards expected to vest, and there were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grants and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock-based option expenses for the years ended December 31, 2016, 2015 and 2014 were $14,867,987, $14,255,887 and $0, respectively. See Note 19.

(t) Warrant Cost

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

As of December 31, 2016 and 2015, the Company determined that its goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of December 31, 2016. The amortization expenses for intangible assets were $82,095 and $82,095 for the years ended December 31, 2016 and 2015, respectively.

(w) Accounting for Sale of Common Stock and Warrants

Gross proceeds are firstly allocated according to the initial fair value of the freestanding derivative instruments (i.e. the warrants issued to the Company’s investors in its previous offerings, or the “Investor Warrants”) . The remaining proceeds are allocated to common stock. The related issuance expenses, including the placement agent cash fees, legal fees, the initial fair value of the warrants issued to the placement agent and others were allocated between the common stock and the Investor Warrants based on how the proceeds are allocated to these instruments. Expenses related to the issuance of common stock were charged to paid-in capital. Expenses related to the issuance of derivative instruments were expensed upon issuance.

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

In May 2014, the FASB has issued ASU No. 2014-09 “Topic 606, Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB has issued ASU No. 2016-02 “Topic 842, Leases”. The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: 1. A public business entity 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-16 “Topic 740, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” . The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this Update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Specifically, IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-17 “Topic 810, Consolidation: Interests Held through Related Parties That Are under Common Control” . The amendments in this Update amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate a VIE within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation —Overall, in certain situations involving entities under common control. The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP) . The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal 3 years beginning after December 15, 2017. We do not expect the adoption of ASU 2016-17 to have a material impact on our consolidated financial statements.

In November 2016, the FASB has issued ASU No. 2016-18 “Topic 230, Statement of Cash Flows: Restricted Cash a consensus of the FASB Emerging Issues Task Force”. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning -of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

In January 2017, the FASB has issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business” . The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company's major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

		Sales		Accounts Receivable
	Year ended	Year ended	Year ended
	Ended	Ended	Ended
	December 31	December 31	December 31	December 31	December 31	December 31
Major Customers	2016	2015	2014	2016	2015	2014
Kandi Electric Vehicles Group Co., Ltd.	59%	34%		53%	55%
Jinhua Chaoneng Automobile Sales Co. Ltd.	30%			19%

(b) Suppliers

The Company's material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

		Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended	December 31	December 31	December 31
	December 31	December 31	December 31
Major Suppliers	2016	2015	2014	2016	2015	2014
Dongguan Chuangming Battery Technology Co., Ltd.	42%	26%		22%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	23%	20%		15%	24%

NOTE 9 – INCOME PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method) . For the years ended December 31, 2016, 2015 and 2014, the number of potentially dilutive common shares were 0, 180,836 and 132,323, respectively. The potential dilutive common shares as of December 31, 2016, 2015 and 2014 were 4,900,000, 0 and 2,506,072, respectively.

The following table sets forth the computation of basic and diluted net income per common share:

		Year Ended
		December 31,
	2016	2015	2014
Net income	$(6,510,757)	$14,665,495	$12,271,338
Weighted average shares used in basic computation	47,447,665	46,744,718	42,583,495
Dilutive shares	-	180,836	132,323
Weighted average shares used in diluted computation	47,447,665	46,925,554	42,715,818

Earnings per share:
Basic	$(0.14)	$0.31	$0.29
Diluted	$(0.14)	$0.31	$0.29

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Accounts receivable	$32,394,613	$8,136,421
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$32,394,613	$8,136,421

NOTE 11 - INVENTORIES

Inventories for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Raw material	$2,529,149	$8,509,421
Work-in-progress	1,786,087	1,648,498
Finished goods	8,014,671	8,101,661
Total inventories	12,329,907	18,259,580
Less: provision for slowing moving inventories	(415,797)	(485,901)
Inventories, net	$11,914,110	$17,773,679

NOTE 12 - NOTES RECEIVABLE

Notes Receivable from unrelated party for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
		(As Restated)
Notes receivable as below:
Due September 30, 2016, interest at 7.2% per annum	-	10,578,574
Bank acceptance notes	-	523,665
Notes receivable	$-	$11,102,239

Details of Notes Receivable from unrelated party as of December 31, 2015 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	10,578,574	Yongkang HuiFeng Guarantee Co., Ltd	No relationship beyond loan	Receive interest income	Not due
2	523,665	Zhuhai Enpower electrical Limited	No relationship beyond loan	Payments for sales	Not due

Notes Receivable from JV Company and related party for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
		(As Restated)
Notes receivable as below:
Bank acceptance notes	400,239	1,931,076
Notes receivable	$400,239	$1,931,076

Details of Notes Receivable from JV Company and related party as of December 31, 2016 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	400,239	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

Details of Notes Receivable from JV Company and related party as of December 31, 2015 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	1,871,332	Kandi Electric Vehicles Group Co., Ltd.	Joint venture of the Company	Payments for sales	Not due
2	59,744	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

As a common business practice in China, the Company accepts the notes receivable as the settlement for the trade receivables. The majority of notes receivable was received for the settlement of trade receivables with the JV Company, related parties and other unrelated customers.

Notes receivable are unsecured.

NOTE 13 –PROPERTY, PLANT AND EQUIPMENT

Plant and equipment for the years ended December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
At cost:
Buildings	$12,977,465	$13,883,211
Machinery and equipment	8,585,666	7,804,097
Office equipment	475,162	395,328
Motor vehicles	321,207	335,227
Moulds	26,463,472	32,931,740
	48,822,972	55,349,603
Less : Accumulated depreciation
Buildings	$(3,948,909)	$(3,755,582)
Machinery and equipment	(8,107,884)	(7,108,925)
Office equipment	(216,226)	(249,378)
Motor vehicles	(274,197)	(271,495)
Moulds	(21,031,086)	(23,385,363)
	(33,578,302)	(34,770,743)
Less: provision for impairment for fixed assets	(50,228)	(53,734)
Plant and equipment, net	$15,194,442	$20,525,126

As of December 31, 2016 and 2015, the net book value of plant and equipment pledged as collateral for the Company's bank loans were $8,875,111 and $9,949,661, respectively.

Depreciation expenses for the years ended December 31, 2016, 2015 and 2014 were $4,448,010, $5,322,613 and $5,110,681, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2016	2015
Cost of land use rights	$14,280,282	$15,276,957
Less: Accumulated amortization	(2,504,562)	(2,341,836)
Land use rights, net	$11,775,720	$12,935,121

As of December 31, 2016 and 2015, the net book value of the land use rights pledged as collateral for the Company's bank loans were $8,660,097 and $9,512,598 respectively. Also see Note 17.

The amortization expense for the years ended December 31, 2016, 2015 and 2014 were $333,171, $384,072 and $378,689, respectively.

Amortization expense for the next five years and thereafter is as follows:

2017	$333,171
2018	333,171
2019	333,171
2020	333,171
2021	333,171
Thereafter	10,109,865
Total	$11,775,720

NOTE 15 - CONSTRUCTION -IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with Wanning city government in Hainan Province to invest a total of RMB 1 billion to develop a factory in Wanning with an annual production of 100,000 EVs. Also in 2013, the Company contracted with an unrelated third party supplier, Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”), to purchase the production line to build the manufacturing facility and develop a new EV model. In January 2016, the government of Hainan Province implemented a new development plan to centralize the manufacturing in certain designated industry park. Therefore, the Wanning facility was relocated from Wanning City to Haikou City high-tech zone. Based on the agreement with the government, all related expenses and assets disposal caused by the relocation were compensated by the local government. As a result of this relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones, etc. for the new construction site in Haikou. Because of this change, part of the construction -in-progress previously recorded was transferred back to the advances to supplier according to the revised contract terms and technical requirements. Hainan facility is currently under construction and is expected to be completed for trial production in the middle of 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of December 31, 2016 is as follow:

	Total in CIP as of
	December 31,
Project	2016	Estimate to complete	Total contract amount

Kandi Hainan facility	$27,054,181	$42,285,595	$69,339,776
Total	$27,054,181	$42,285,595	$69,339,776

As of December 31, 2016 and 2015, the Company had CIP amounting to $27,054,181 and $46,821,816, respectively.

No interest expense has been capitalized for CIP for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2016	2015

Loans from China Ever-bright Bank
Interest rate 4.698% per annum, due on April 21, 2017, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife. Also see Note 13 and Note 14.	$11,229,727	$12,013,492
Loans from Hangzhou Bank
Interest rate 4.35% per annum, due on October 12, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	7,025,778	7,516,134
Interest rate 4.82% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.		7,700,956
Interest rate 4.85% per annum, paid off on July 1, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.		3,419,225
Interest rate 4.35% per annum, due July 3, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	10,394,696	-
Interest rate 4.35% per annum, due March 23, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	5,614,864	-
Interest rate 5.35% per annum, paid off on March 22, 2016, secured by the assets of the Company. Also see Note 13 and Note 14.	-	6,006,746
	$34,265,065	$36,656,553

Long-term loan is summarized as follows:

	December 31,	December 31,
	2016	2015
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	$28,794,172	$0
	$28,794,172	$0

The interest expense of the short-term and long-term bank loans for the years ended December 31, 2016, 2015 and 2014 were $1,831,667, $2,176,092 and $3,480,646, respectively.

As of December 31, 2016, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

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

Notes payable for December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Bank acceptance notes:
Due May 12, 2016	$-	$2,310,287
Due June 17, 2016	-	1,540,191
Due March 22, 2017	400,239
Due March 29, 2017	1,439,709
Due June 21, 2017	1,439,709
Other Notes Payable:
Due May 6, 2017	11,517,668
Total	$14,797,325	$3,850,478

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $3,279,656 and $3,850,478 were held as collateral for the notes payable as of December 31, 2016 and December 31, 2015, respectively.

As a common business practice in China, the Company issues the notes payable to its suppliers as a settlement for the accounts payable.

NOTE 18 – TAXES

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicle, qualified as a High and New Technology Enterprises (“HNTEs”) company in China, is entitled to pay a reduced income tax rate of 15% for the years presented, which will expire in 2017. An entity could re-apply for the HNTE certificate when the prior certificate expires. Historically, Kandi Vehicle successfully re-applied for the certificates when the prior ones expired. The applicable corporate income tax rate of each of the Company’s three other subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the JV Company and its subsidiaries and the Service Company is 25%.

After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the final effective tax rate for 2016, 2015 and 2014 was -11.69%,29.47%,and 16.44%, respectively. The effective tax rates for each of the years mentioned above are disclosed in the summary table of income tax expenses for the years ended December 31, 2016, 2015 and 2014.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which should be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that records all sales on a“state provided official invoices” reporting system, the Company reports the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopts U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) creates a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported elsewhere on the report.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2016, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2016 due to the net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

The brackets with a number below after “Re:” key to the explanatory item under Note 26 regarding the Restatements.

Re: (9)	For the Year Ended December 31,
	2016	2015	2014
		Restated	Restated
Current:
Provision for CIT	$601,212	$4,656,311	$831,518
Provision for Federal Income Tax	-	-	-
Deferred:
Provision for CIT	80,334	1,470,917	1,582,894
Income tax expense (benefit)	$681,546	$6,127,228	$2,414,412

The Company's income tax expense differs from the “expected” tax expense for the years ended December 31, 2016, 2015 and 2014 (computed by applying the U.S. Federal Income Tax rate of 34% and PRC Corporation Income Tax rate of 25%, respectively to income before income taxes) as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Re: (7) (10)		Restated	Restated

Expected taxation at PRC statutory tax rate	$(1,457,303)	$5,198,181	$3,671,438
Effect of differing tax rates in different jurisdictions	(1,403,077)	(1,256,718)	(381,829)
Non-taxable income	-	(4,482,892)	(3,320,310)
Non-deductible expenses	1,103,158	39,081	30,369
Research and development super-deduction	(43,826)	(438,845)	(344,078)
Under-accrued EIT for previous years	(2,727,454)	1,519	419
Effect of PRC preferential tax rates	-	(578,484)	(267,594)
Addition to valuation allowance	5,301,677	7,645,386	3,025,997
Other	(91,629)	-	-
Income tax expense (benefit)	$681,546	$6,127,228	$2,414,412
Effective tax rate	-11.69%	29.47%	29.47%

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2016, 2015 and 2014 are summarized as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Re: (8) (10)		Restated	Restated
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$-	$290,850	$-
Expense	72,742	-	-
Depreciation	230,156	-	-
Loss carried forward	27,218,934	22,870,649	18,749,408
less: valuation allowance	-26,820,811	-22,870,649	-18,749,408
Total deferred tax assets, net of valuation allowance	701,021	290,850	-
Deferred tax liabilities:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	-	-	26,226
Expense	1,698,303	272,953	80,016
Depreciation	-	353,115	551,697
Other	-	2,392,821	124,622
Accumulated other comprehensive gain	-	1,240,467	1,715,028
Total deferred tax liability	1,698,303	4,259,356	2,497,589
Net deferred tax liabilities	$-997,282	$-3,968,506	$-2,497,589

As of December 31, 2016 the Company had net losses of approximately US$78.88million, US$4.75thousand, US$2.12 million deriving from entities in the US, Hong Kong and PRC respectively. The net loss in the PRC and US can be carried forward for five years, to offset future net profit for income tax purposes. The net loss of entities in the PRC and US will begin to expire in 2021, if not utilized. The net loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the years ended December 31, 2016, 2015 and 2014, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2016, 2015 and 2014.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2016, 2015 and 2014 are as follows:

Re: (10)	For the Year Ended December 31,
	2016	2015	2014
		Restated	Restated
Tax benefit (holiday) credit	$36,522	$912,548	$611,672
Basic net income per share effect	$0.001	$0.020	$0.010

NOTE 19 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015 through May 29, 2018. The value of the options was estimated using the Black Scholes Model with an expected volatility of 90%, expected life of 10 years, risk-free interest rate of 2.23% and expected dividend yield of 0.00% . There was $14,867,987 stock compensation expense booked as of December 31, 2016.

The following is a summary of the stock option activities of the Company:

Weighted
Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2015	4,900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of January 1, 2016	4,900,000	9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,333)	9.72
Outstanding as of December 31, 2016	4,566,667	$9.72

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

On June 26, 2013, the Company entered into a securities purchase agreement (the “2013 Securities Purchase Agreement”) with certain institutional investors (the “Third Round Investors”) that closed on July 1, 2013, pursuant to which the Company sold to the Third Round Investors, in a registered direct offering, an aggregate of 4,376,036 shares of the Company’s common stock at a negotiated purchase price of $6.03 per share. Under the 2013 Securities Purchase Agreement, the Third Round Investors also received Series A warrants for the purchase of up to 1,750,415 shares of the Company’s common stock at an exercise price of $7.24 per share and an option to make an additional investment in the form of Series B warrants and Series C warrants, Series B warrants to purchase a maximum aggregate of 728,936 shares of the Company’s common stock at an exercise price of $7.24 per share and Series C warrants to purchase a maximum aggregate of 291,574 shares of the Company’s common stock at an exercise price of $8.69 (the “Third Round Warrants”) . As of June 30, 2014, all the Third Round Warrants had been exercised on a cash basis. In addition, the placement agent for this transaction also received warrants for the purchase of up to 262,562 shares of the Company’s common stock with an exercise price of $7.24 per share (the “Third Round Placement Agent Warrants”) . Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet. On July 1, 2016, the Third Round Placement Agent Warrants expired without any exercise.

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

On March 19, 2014, the Company entered into a securities purchase agreement with certain purchasers (the “Fourth Round Investors”), pursuant to which the Company sold to the Fourth Round Investors, in a registered direct offering, an aggregate of 606,000 shares of common stock, at a negotiated purchase price of $18.24 per share, for aggregate gross proceeds to the Company of approximately $11,053,440, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As part of the transaction, the Fourth Round Investors also received warrants for the purchase of up to 90,900 shares of the Company’s common stock at an exercise price of $22.80 per share (the “Fourth Round Warrants”) . In addition, the placement agent for this transaction also received warrants for the purchase of up to 36,360 shares of the Company’s common stock at an exercise price of $22.80 per share, which was adjusted to $9.72 on July 27, 2015. The Fourth Round Warrants have a term of eighteen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from September 21, 2015 to January 20, 2016, among these warrants, 44,783 shares were exercised in January 2016 and the rest warrant shares were expired without exercise. Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet.

On September 4, 2014, the Company entered in a securities purchase agreement with certain purchasers (the “Fifth Round Investors”), pursuant to which the Company sold to the Fifth Round Investors, in a registered direct offering, an aggregate of 4,127,908 shares of its common stock at a price of $17.20 per share, for aggregate gross proceeds to the Company of approximately $71 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company (the “Fifth Round Financing”) . As part of the transaction, the Fifth Round Investors also received warrants for the purchase of up to 743,024 shares of the Company’s common stock at an exercise price of $21.50 per share (the “Fifth Round Warrants”), which was adjusted to $9.72 on July 27, 2015. The Fifth Round Warrants have a term of seventeen months and are exercisable by the holders at any time after the date of issuance. On August 8, 2015, the Company extended the expiration date of these warrants from February 4, 2016 to June 3, 2016, and as of now these warrants were expired without any exercise. In addition, the placement agent for this transaction also received warrants for the purchase of up to 206,395 shares of the Company’s common stock at an exercise price of $20.64 per share, which was adjusted to $9.72 per share as the exercise price in December 2015 due to its financial consulting service. The placement agent’s warrants are exercisable for a term of seventeen months after six months from the issuance. Based on the terms of the warrants, they contain the downward ratchet protection and anti-dilution terms, so the Company classified these warrants as liabilities on the balance sheet. On August 3, 2016, all the placement agent warrants were expired without any exercise.

As of December 31, 2016 and December 31, 2015, the derivative liability relating to the warrants issued to the investors and a placement agent was $0 and $3,823,590, respectively.

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

In November 2016, the Company entered into a three-year employment agreement with Mr. Mei Bing to hire him as the Company’s Chief Financial Officer. Under the agreement, he is entitled to receive an aggregate 10,000 shares of common stock each year, vested in four equal quarterly installments of 2,500 shares which shall be issuable on each three-month anniversary thereof.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of three or six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (“Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve an increase in the number of shares reserved under the 2008 Plan if the number of shares originally reserved is used up. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. Stock-based compensation expense is calculated based on grant date fair value and number of awards expected to be earned at the end of each quarter and recognized in the quarter. In subsequent periods, stock-based compensation expense is adjusted based on grant date fair value and the change of number of awards expected to be earned. Final stock-based compensation expense for the year is calculated based on grant date fair value and number of awards earned for the year and recognized at the end of year. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other term was as same as before. As of December 31, 2016 and 2015, there were $0 and $8,006,500 of employee stock award expense recognized under General and Administrative Expenses, respectively.

The stock award was below starting from 2013 based on the award plan above:

Issue Date	For Year	Shares
May 22, 2014	2013	801,163
April 15, 2015 / June 12, 2015	2014	670,000
April 13, 2016	2015	670,000

NOTE 21– INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

		December 31,	December 31,
	Remaining useful life	2016	2015
Gross carrying amount:
Trade name	5 years	$492,235	$492,235
Customer relations	5 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(236,815)	$(186,069)
Customer relations		(146,295)	(114,946)
		(383,110)	(301,015)
Intangible assets, net		$413,211	$495,306

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $82,095, $82,095 and $82,095 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2017	$82,095
2018	82,095
2019	82,095
2020	82,095
2021	82,095
Thereafter	2,736
Total	$413,211

NOTE 22 – SUMMARIZED INFORMATION OF INVESTMENT IN THE JV COMPANY

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

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”)

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. For JV Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the JV Company on October 26, 2016 by completing the purchase of the 50% equity of the JV Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company indirectly has 50% economic interest in Kandi Changxing through its 50% ownership interest in the JV Company after this transfer. In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang. In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) . As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Shanghai. In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company had a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. In August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. The JV Company has 50% ownership interest in Puma Investment and the Company, indirectly through its 50% ownership interest in the JV Company, has 25% economic interest in Puma Investment. In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company. The JV Company has 100% ownership interest in JiHeKang Service Company and the Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in JiHeKang Service Company. In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang and is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian. In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan. In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing and is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance

As of December 31, 2016, the JV Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service; (7) 100% interest in Jiangsu JiDian; (8) 100% interest inTianjin BoHaiWan;and (9) 100% interest in Changxing Maintenance. The Company accounted for its investments in the JV Company under the equity method of accounting as the Company has 50% ownership interest in the JV Company. Therefore, the Company’s consolidated net income for the three months and year ended December 31, 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Year ended
	December 31,
	2016	2015	2014
Condensed income statement information:
Net sales	$179,328,669	$362,715,996	$215,537,203
Gross income	19,278,511	59,635,845	41,889,144
% of net sales	10.8%	16.4%	19.4%
Net income	(14,155,578)	23,323,128	7,526,164
% of net sales	-7.9%	6.4%	3.5%
Company’s equity in net income of JV	$(7,077,789)	$11,661,564	$3,763,082

	December 31,	December 31,
	2016	2015
Condensed balance sheet information:
Current assets	$514,958,008	$455,368,595
Noncurrent assets	177,563,801	191,145,583
Total assets	$692,521,809	$646,514,178
Current liabilities	505,356,626	429,487,685
Noncurrent liabilities	31,817,560	36,348,514
Equity	155,347,623	180,677,979
Total liabilities and equity	$692,521,809	$646,514,178

During the year of 2016, 100% of the JV Company’s revenues were derived from the sales of EV products in the PRC with a total of 10,148 units sold, 5,382 units of which were direct sales through the distribution company, JiHeKang, and 4,766 units were sold to the Micro Public Transportation Program (“MPT” or the “EV-Share” Program) through JiHeKang as well. As the Company only has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company didn’t consolidate the JV Company’s financial results but included the equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity basis investments in the JV Company.

Changes in the Company’s equity method investment in JV Company for the year ended December 31, 2016 and 2015 are as follows:

	Year ended
	December 31,
	2016	2015
Investment in JV Company, beginning of the period,	$90,337,899	$83,309,095
Share of profit (loss)	(7,077,789)	11,661,564
Intercompany transaction elimination	(230,787)	(1,135)
Year 2015 unrealized profit realized	1,066	181,426
Exchange difference	(5,577,376)	(4,813,051)
Investment in JV Company, end of the period	$77,453,014	$90,337,899

Sales to the Company’s customers, the JV Company and its subsidiaries, for the year ended December 31, 2016 were $77,708,394 or 60% of the Company’s total revenue for the year, a decrease of 49.0% of the sales to the JV Company from the previous year. The sales to the JV Company and its subsidiaries were primarily the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, the breakdown of the sales to the JV Company and its subsidiaries as follows:

	Year ended
	December31,
	2016	2015	2014
JV Company	$76,331,493	$67,729,570	$-
Kandi Changxing	349,721	44,019,899	65,342,342
Kandi Shanghai	647,950	39,708,548	39,412,740
Kandi Jinhua	46,303	789,065	12,952,070
Kandi Jiangsu	332,926	-
Total sales to JV	$77,708,394	$152,247,081	$117,707,152

The following tables summarize the effects of transactions including sales and purchases with JV:

	Year ended
	December 31,
	2016	2015	2014
Sales to JV	$77,708,394	$152,247,082	$117,707,152
Purchase from JV	$-	$55,179	$356,609

As of the years ended 2016 and 2015, the amount due from (to) the JV Company and its subsidiaries, net was $136,536,159 and $76,172,471, respectively, of which the majority was the balances with the JV Company, Kandi Jinhua, Kandi Changxing and Kandi Shanghai. The breakdown was as below:

	December 31,	December 31,
	2016	2015

Kandi Shanghai	$281,657	$(4,488,379)
Kandi Changxing	16,359,155	3,249,445
Kandi Jinhua	5,050,525	6,218,177
Kandi Jiangsu	352,587	11,453
JV Company	114,492,235	71,181,775
Consolidated JV	$136,536,159	$76,172,471

The amount due from the JV Company included four short-term loans in the total amount of $33,113,298 that Kandi Vehicle lent to the JV Company during the year and each of them carries an annual interest rate 4.35%.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for third party bank loans

As of December 31, 2016 and 2015, the Company provided guarantees for the following third parties:

(1) Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2016	2015
Zhejiang Shuguang industrial Co., Ltd.	4,175,155	4,466,555
Nanlong Group Co., Ltd.	2,879,417	3,080,383
Kandi Electric Vehicles Group Co., Ltd.	46,790,530	50,056,216
Total	$53,845,102	$57,603,154

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor for NGCL's loan amount of $2,879,417 from Shanghai Pudong Development Bank Jinhua Branch with related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20,2015,the Company entered into a guarantee contract to serve as the guarantor for the JV Company for the bank loans of $10,797,815 from Bank of China with related loan period from July 20,2015 to July 19, 2016. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for the bank loan amount of $4,175,155 from Ping An Bank with related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under these guarantee contracts, the Company agreed to perform all obligations of ZSICL under the loan contracts if ZSICL fails to perform its obligations as set forth therein. ZSICL defaulted on the loan interest as of December 31, 2016. Ping An Bank brought a lawsuit to the court against ZSICL, the Company and three other parties for this default and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank with the Company and three other parties assuming joint liabilities on this default. Currently, an appeal to the ruling is pending. The Company is unable to estimate the amount of any potential loss at this point.

On December 14, 2015,the Company entered into a guarantee contract to serve as the guarantor for the JV Company for the bank loans of $35,992,715 from China Import & Export Bank with related loan period from December 14,2015 to December 13,2016, which was expanded to September 14, 2017. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

All guarantee periods are two years from the date of expiry of the debt performance under the principal loan contract.

(2) Pledged collateral for a third party's bank loans

As of December 31, 2016 and 2015, none of the Company's land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

NOTE 24 – SEGMENT REPORTING

The Company has only one single operating segment. The Company's revenue and long-lived assets are primarily derived from and located in the PRC. The Company only operates in China.

The following table sets forth revenues by geographic area:

	Year Ended December 31
	2016		2015		2014
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,919,054	4%	$4,713,441	2%	$8,629,824	5%
China	124,572,959	96%	196,355,732	98%	161,599,182	95%
Total	$129,492,013	100%	$201,069,173	100%	$170,229,006	100%

NOTE 25 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties during the years of 2016, 2015 and 2014:

	2016	2015	2014
Service Company	3,913,031	42,032,060	-
Total	$3,913,031	42,032,060	-

The details for amount due from related parties (other than the JV Company) as of the December 31, 2016 and 2015 were as below:

	December 31,	December 31,
	2016	2015
Service Company	10,484,816	40,606,162
Total due from related party	$10,484,816	40,606,162

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

NOTE 26 - Restatements of Certain Accounts in Previously Issued Financial Statements

The Company restates its consolidated financial statements as of and for the year ended December 31, 2015 and 2014. The Restatements reflect separate audited financial statements for the fiscal years ended December 31, 2016, 2015 and 2014 of the JV Company, the adjustments to correct errors identified by management during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit, and during preparation of the responses to the comments from the staff of the SEC Division of Corporate Finance. The Restatements primarily reflect adjustments to correct errors in the classification of notes receivables and notes payables in the statements of cash flows in previous relevant years, the revision in our financial statement presentation to separately identify certain accounts on the face of Balance Sheets and the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in previous relevant years, the amendments to certain previously disclosed amounts and disclosures in Note 18 – Taxes of the Notes to our Consolidated Financial Statements, and the corrected amount of previously disclosed construction -in-progress in Note 16 - Construction -in-Progress of the Notes to our Consolidated Financial Statements. The Restatements had no effect on net income as reported in the previously issued financial statements. The effect of the Restatements on the Company’s Balance Sheets and the Statement of Cash Flows is not material. The nature and impact of these adjustments are described below and detailed in the tables below.

The Company placed a number in brackets in front of each narrative explanation for the revisions below and keyed the corresponding adjustments in the tabular presentation in the note to these items using the same number, for clarity.

Revision in Consolidated Statements of Cash Flows:

(1).     For the years ended December 31, 2015 and 2014, $122,440,599 and $15,254,847, respectively, were previously reported as an issuance of notes receivables in cash flow from investing activities in the statement of cash flows, which represent the settlement of the trade receivables with notes receivables. This classification as issuance of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, the receipts of notes receivable for the settlement of trade receivables are reported as a noncash activity in the schedule of noncash transactions in the statement of cash flows.

(2).     For the years ended December 31, 2015 and 2014, $120,815,961and $14,311,483, respectively, were previously reported as repayments of notes receivable in the investing section of the statement of cash flows, which represent the collections of the notes receivables or the assignment of the notes receivable to our suppliers to settle the accounts payables. This classification as repayments of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, for the years ended December 31, 2015 and 2014, $1,708,224 and $0, respectively, of the cash receipts from the collection of notes receivables are reported as an activity in the cash flow from operating activities in the statement of cash flows and $119,107,737and $14,311,483 of the assignment of the notes receivable to our suppliers to settle the accounts payables as noncash activity in the schedule of noncash transactions.

(3).     For the years ended December 31, 2015and 2014, $13,781,830 and $5,707,027, respectively, were previously reported as the proceeds from notes payables in the financing section of the statement of cash flows, which represent the settlement of accounts payable with notes payables. This classification as proceeds from notes payables in cash flow from financing activities was not correct. In this Form 10-K, the settlement of accounts payables with notes payable are reported as a noncash activity in the schedule of noncash transactions in the statement of cash flows.

These misstatements in our Consolidated Statements of Cash Flows for the years December 31, 2015 and 2014 are corrected as follows:

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2015

	As Previously Reported		Reclassification		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$14,665,495	$			$14,665,495

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,788,780				5,788,780
Assets Impairments	194,366				194,366
Deferred taxes	1,446,345				1,446,345
Change in fair value of financial instruments	(8,519,295)				(8,519,295)

Loss (income) in investment in associated companies	0				0
Share of profit after tax of JV Company	(11,841,855)				(11,841,855)
Decrease in reserve for fixed assets	0				0
Stock Compensation cost	22,306,987				22,306,987

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	7,052,626		(23,292,896)	(1)	(16,240,270)
Notes receivable			1,708,223	(2)	1,708,223
Inventories	(3,497,460)				(3,497,460)
Other receivables	(193,954)				(193,954)
Due from employee	(7,596)				(7,596)
Prepayments and prepaid expenses	6,664,779				6,664,779
Amount due from the JV Company	(28,519,360)		(99,147,703)	(1)	(127,667,063)
Amount due from related parties	(42,249,905)				(42,249,905)

Increase (Decrease) In:
Accounts payable	31,814,545		132,889,567	(2)(3)	164,704,112
Other payables and accrued liabilities	5,300,095				5,300,095
Notes payable	0		(15,398,471)		(15,398,471)
Customer deposits	(2,496,382)				(2,496,382)
Income Tax payable	(1,039,187)				(1,039,187)
Net cash (used in ) provided by operating activities	$(3,130,976)		$(3,241,279)		$(6,372,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(827,059)				(827,059)

(Purchases)/Disposal of land use rights and other intangible assets	1,589,165				1,589,165
(Purchases)/Disposal of construction in progress	1,128,443				1,128,443
Issuance of notes receivable	(131,852,319)		122,440,599	(1)	(9,411,720)
Repayment of notes receivable	127,226,115		(120,815,961)	(2)	6,410,154
Long Term Investment	(1,522,411)				(1,522,411)
Short Term Investment	(1,679,051)				(1,679,051)
Net cash provided by (used in) investing activities	$(5,937,117)		$1,624,638		$(4,312,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(4,006,346)				(4,006,346)
Proceeds from short-term bank loans	50,640,214				50,640,214
Repayments of short-term bank loans	(47,595,391)				(47,595,391)
Proceeds from notes payable	13,781,830		(13,781,830)	(3)	0
Repayment of notes payable	(15,398,471)		15,398,471		0
Net cash (used in) provided by financing activities	$(2,578,164)		$1,616,641		$(961,523)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,646,257)				(11,646,257)
Effect of exchange rate changes on cash	2,005,356				2,005,356
Cash and cash equivalents at beginning of year	26,379,460				26,379,460
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,738,559				$16,738,559

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	2,496,654				2,496,654
Interest paid	2,188,223				2,188,223

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			99,147,703	(1)	99,147,703
Settlement of accounts receivables with notes receivable from unrelated parties			23,292,896	(1)	23,292,896
Assignment of notes receivable to supplier to settle accounts payable			119,107,737	(2)	119,107,737
Settlement of accounts payable with notes payables			13,781,830	(3)	13,781,830

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2014

	As Previously Reported		Reclassification		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$12,271,338	$			$12,271,338

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,571,465				5,571,465
Deferred taxes	1,579,855				1,579,855
Change in fair value of financial instruments	(6,531,308)				(6,531,308)

Loss (income) in investment in associated companies	54,308				54,308
Share of profit after tax of JV Company	(4,490,266)				(4,490,266)
Decrease in reserve for fixed assets	(302,023)				(302,023)

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	15,445,962		(1,706,188	) (1)	13,739,774
Notes receivable	0		0	(2)	0
Inventories	(6,280,502)				(6,280,502)
Other receivables	315,071				315,071
Due from employee	5,139				5,139
Prepayments and prepaid expenses	(5,360,637)		7,969,799	(6)	2,609,162
Amount due from the JV Company	(48,593,522)		(13,548,659	) (1)	(62,142,181)
Amount due from related parties	0				0

Increase (Decrease) In:
Accounts payable	23,095,825		20,018,509	(2)(3)	43,114,334
Other payables and accrued liabilities	2,694,689				2,694,689
Notes payable	0		(1,951,788)		(1,951,788)
Customer deposits	2,588,830				2,588,830
Income Tax payable	482,020				482,020
Net cash (used in ) provided by operating activities	$(7,453,756)		$10,781,674		$3,327,918

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(2,101,355)				(2,101,355)

(Purchases)/Disposal of land use rights and other intangible assets	(1,668,534)				(1,668,534)
(Purchases)/Disposal of construction in progress	(50,891,170)		(7,969,799	) (6)	(58,860,969)
Deposit for acquisition	0				0
Disposal of associated company	(96,299)				(96,299)
Issuance of notes receivable	(24,705,489)		15,254,847	(1)	(9,450,642)
Repayment of notes receivable	29,354,592		(14,311,483	) (2)	15,043,109
Short Term Investment	0				0
Net cash provided by (used in) investing activities	$(50,108,255)		$(7,026,435)		$(57,134,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(13,010,291)				(13,010,291)
Proceeds from short-term bank loans	48,306,743				48,306,743
Repayments of short-term bank loans	(46,517,604)				(46,517,604)
Proceeds from notes payable	18,718,944		(5,707,027	) (3)	13,011,917
Repayment of notes payable	(29,602,112)		1,951,788		(27,650,324)
Repayment of bond payable	(13,011,917)				(13,011,917)
Fund raising through issuing common stock and warrants	78,358,991				78,358,991
Option exercise‚stock awards & other financing	8,431,247				8,431,247
Warrant exercise	21,101,039				21,101,039
Net cash (used in) provided by financing activities	$72,775,040		$(3,755,239)		$69,019,801
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,213,029				15,213,029
Effect of exchange rate changes on cash	(1,595,938)				(1,595,938)
Cash and cash equivalents at beginning of year	12,762,369				12,762,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,379,460	$			$26,379,460

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,932,392				1,932,392
Interest paid	3,475,893				3,475,893

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments			7,969,799	(6)	7,969,799
Settlement of due from JV Company and related parties with notes receivable			13,548,659	(1)	13,548,659
Settlement of accounts receivables with notes receivable from unrelated parties			1,706,188	(1)	1,706,188
Assignment of notes receivable to supplier to settle accounts payable			14,311,483	(2)	14,311,483
Settlement of accounts payable with notes payables			5,707,027	(3)	5,707,027

Revision in Financial Statement Presentation and Note 12 – Notes Receivables

(4)      We previously reported the notes receivable as one line item on the Balance Sheet at December 31, 2015. Pursue to the requirements of Rule 4-08(k) of Regulation S-X, we separately identify notes receivable with the JV Company and related parties on the face of the balance sheet in this Form 10-K. Accordingly, Note 12 – Notes Receivables of the Notes to our Consolidated Financial Statements has been revised to reflect this change.

These misstatements in our Consolidated Balance Sheets at December 31, 2015 are corrected as follows:

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015

	As Previously		Reclassification			As Restated
	Reported
Current assets

Cash and cash equivalents	$16,738,559	$				$16,738,559
Restricted cash	16,172,009					16,172,009
Short term investment	1,613,727					1,613,727
Accounts receivable	8,136,421					8,136,421
Inventories (net of provision for slow moving inventory of 485,901 as of December 31, 2015)	17,773,679					17,773,679
Notes receivable	13,033,315		-1,931,076	(4)		11,102,239
Notes receivable from the JV Company and related parties			1,931,076	(4)		1,931,076

Other receivables	332,922					332,922
Prepayments and prepaid expense	181,534					181,534

Due from employees	34,434					34,434

Advances to suppliers	71,794		7,546,937	(6)		7,618,731
Amount due from JV Company, net	76,172,471					76,172,471
Amount due from related party	40,606,162					40,606,162

	190,867,027					198,413,964
TOTAL CURRENT ASSETS			7,546,937

LONG-TERM ASSETS
Plant and equipment, net	20,525,126					20,525,126
Land use rights, net	12,935,121					12,935,121
Construction in progress	54,368,753		-7,546,937	(6)		46,821,816
Deferred taxes assets	-					-
Investment in associated company						-
Long Term Investment	1,463,182					1,463,182
Investment in JV Company	90,337,899					90,337,899

Goodwill	322,591					322,591

Intangible assets	495,306					495,306

Other long term assets	154,019					154,019
TOTAL Long-Term Assets	180,601,997		-7,546,937			173,055,060
TOTAL ASSETS	$371,469,024	$				$-371,469,024
CURRENT LIABILITIES
Accounts payables	$73,957,969	$				$73,957,969
Other payables and accrued expenses	9,544,909					9,544,909
Short-term loans	36,656,553					36,656,553

Customer deposits	94,026					94,026
Notes payable	3,850,478					3,850,478

Income tax payable	624,276					624,276

Due to employees	9,423					9,423
Deferred taxes liabilities	2,374,924					2,374,924
Financial derivate - liability	3,823,590					3,823,590

Deferred income	13,726					13,726
Total Current Liabilities	130,949,874		-			130,949,874

LONG-TERM LIABILITIES
Deferred taxes liabilities	1,593,582					1,593,582
Bond payable	-					-
Financial derivate - liability	-					-
Total Long-Term Liabilities	1,593,582		-			1,593,582

TOTAL LIABILITIES	132,543,456		-			132,543,456
STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,964,855 shares issued and outstanding at December 31,2015	46,965					46,965
Additional paid-in capital	212,564,334					212,564,334
Retained earnings (the restricted portion is $4,172,324 at December 31,2015)	31,055,919					31,055,919

Accumulated other	-4,741,650					-4,741,650
comprehensive income(loss)
TOTAL STOCKHOLDERS' EQUITY	238,925,568		-			238,925,568
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,469,024	$			$	- 371,469,024

(5)      We previously reported the revenue as one line item on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014. Pursue to the requirements of Rule 4-08(k) of Regulation S-X, we separately identify revenue from the JV Company and related parties and revenue from unrelated parties on the face of the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in this Form 10-K.

These misstatements in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2015 and 2014 are corrected as follows:

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015

		As Previously		Reclassification		As Restated
		Reported

Revenues from unrelated parties, net	$			$6,790,032	(5)	$6,790,032
Revenues from the JV Company and related parties, net				194,279,141	(5)	194,279,141
REVENUES, NET		201,069,173				201,069,173

COST OF GOODS SOLD		172,649,955				172,649,955

GROSS PROFIT		28,419,218				28,419,218

OPERATING EXPENSES:
Research and development		3,482,511				3,482,511
Selling and marketing		633,863				633,863
General and administrative		28,255,267				28,255,267
Total Operating Expenses		32,371,641				32,371,641

INCOME FROM OPERATIONS		(3,952,423)				(3,952,423)

OTHER INCOME(EXPENSE):
Interest income		3,138,717				3,138,717
Interest (expense)		(2,214,635)				(2,214,635)
Change in fair value of financial instruments		8,519,295				8,519,295
Government grants		1,645,032				1,645,032
Share of (loss) in associated companies		-				-
Share of profit after tax of JV		11,841,855				11,841,855
Other income, net		1,814,882				1,814,882
Total other income(expense), net		24,745,146				24,745,146

INCOME(LOSS) BEFORE INCOME TAXES		20,792,723				20,792,723

INCOME TAX EXPENSE		(6,127,228)				(6,127,228)

NET INCOME (LOSS)		14,665,495				14,665,495

OTHER COMPREHENSIVE INCOME
Foreign currency translation		(9,631,753)				(9,631,753)

COMPREHENSIVE INCOME(LOSS)		$5,033,742	$			$5,033,742

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		46,744,718				46,744,718
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		46,925,554				46,925,554
NET INCOME(LOSS) PER SHARE, BASIC		$0.31	$			$0.31
NET INCOME(LOSS) PER SHARE, DILUTED		$0.31	$			$0.31

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014

		As Previously Reported		Reclassification		As Restated

Revenues from unrelated parties, net	$			$49,539,910	(5)	$49,539,910
Revenues from the JV Company and related parties, net				120,689,096	(5)	120,689,096
REVENUES, NET		170,229,006				170,229,006

COST OF GOODS SOLD		146,825,073				146,825,073

GROSS PROFIT		23,403,933				23,403,933

OPERATING EXPENSES:
Research and development		2,755,637				2,755,637
Selling and marketing		1,345,588				1,345,588
General and administrative		14,058,548				14,058,548
Total Operating Expenses		18,159,773				18,159,773

INCOME FROM OPERATIONS		5,244,160				5,244,160

OTHER INCOME(EXPENSE):
Interest income		1,701,121				1,701,121
Interest (expense)		(3,480,646)				(3,480,646)
Change in fair value of financial instruments		6,531,308				6,531,308
Government grants		288,498				288,498
Share of (loss) in associated companies		(54,308)				(54,308)
Share of profit after tax of JV		4,490,266				4,490,266
Other income, net		(34,649)				(34,649)
Total other income(expense), net		9,441,590				9,441,590

INCOME(LOSS) BEFORE INCOME
		14,685,750				14,685,750
TAXES

INCOME TAX EXPENSE		(2,414,412)				(2,414,412)

NET INCOME (LOSS)		12,271,338				12,271,338

OTHER COMPREHENSIVE INCOME
Foreign currency translation		(2,725,143)				(2,725,143)

COMPREHENSIVE INCOME(LOSS)		$9,546,195	$			$9,546,195

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		42,583,495				42,583,495
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		42,715,818				42,715,818

NET INCOME(LOSS) PER SHARE, BASIC		$0.29	$			$0.29

NET INCOME(LOSS) PER SHARE, DILUTED		$0.29	$			$0.29

Construction -in-progress Adjustments:

(6)      A RMB 49 million or approximately $7.5 million of previously recorded construction -in-progress on the Balance Sheet at December 31, 2014 was reclassified to the prepayment at December 31, 2014 due to the revised completion status at December 31, 2014 as a result of the revision of contract terms and technical requirements. Accordingly, this adjustment was made on the balance sheets at December 31, 2015,

Revision in Note 18 - Taxes:

(7)    Our previously reported the tax reconciliation schedule in Note 20 –Taxes in the Form 10-K filed with the SEC on March 14, 2016 was prepared incorrectly. Pursuant to ASC 740-10-50-12, the starting point in reconciling reported income tax expense (benefit) attributable to continuing operations for the year is the amount of income tax expense that would result from applying domestic statutory tax rates to reported pretax income from continuing operations for that year. A revised tax rate reconciliation schedule for the years ended December 31, 2015 are included in this Form 10-K, which we have used the PRC statutory rate of 25% as the starting point for our rate reconciliation. The revised tax rate reconciliation schedule for the years ended December 31, 2015 reflect the reduced rate applicable to high technology companies as a reconciling item to arrive at the effective rate.

(7)     We previously reported the expected tax expense was computed through a combination of applying the U.S. Federal rate of 34%, the PRC rate of 25%, and the Hong Kong rate of 16.5% in Note 20 –Taxes in the Form 10-K filed with the SEC on March 14, 2016.This error is corrected in this Form 10-K. Pursue to Rule 4-08(h)(2) of Regulation S-X, we have used the PRC statutory rate of 25% to reconcile to the effective tax rate.

(8)     Our previously reported loss carried forward and valuation allowance for the years ended December 31, 2015 was not prepared correctly. In this Form 10-K, we have revised our note and tabular disclosure to include the total of all deferred tax assets and total valuation allowance recognized for deferred tax assets at each respective balance sheet date presented, the net change in the total valuation allowance during each year presented, and the amount(s) and expiration date(s) of total net operating loss carryforwards available to us at the most recent balance sheet date presented. Pursue to the guidance in FASB ASC 740-10-50-2 and 3, our tabular disclosure in Note 18 - Taxes includes the tax effect of the total cumulative net operating loss carryforward(s) existing at each balance sheet date and the associated total valuation allowance.

(9)     Our previously reported taxes were not properly broken out between current and deferred taxes in the Form 10-K filed with the SEC on March 14, 2016. In this Form 10-K, the table has been modified in Note 18 - Taxes, and deferred tax expense agrees with amount reflected in the statement of cash flows.

(7)     The amount and nature of each item within “permanent differences” in the reconciliation between the expected and reported tax expense were not disclosed properly in the Form 10-K filed with the SEC on March 14, 2016.In this Form 10-K, pursue to Rule 4-08(h)(2) of Regulation S-X for guidance, the amount and nature of each item for the years ended December 31, 2015 is revised and disclosed in the table.

(10)     We previously included “unaudited” headings on the tables of the statutory to actual tax provision reconciliation, the 2015 presentation of net deferred tax liabilities, and the table presenting tax benefit (holiday) credit and net per share effect in Note 20 – Taxes in the Form 10-K filed with the SEC on March 14, 2016. These unintentional typographical errors are corrected in this Form 10-K with the “unaudited” label removed from the noted tables for the relevant years.

NOTE 27 –Quarterly Financial Statements (Unaudited)

The information for the first three quarters of the year ended December 31, 2016 and for all corresponding 2015 quarters have been restated to correct the errors described in Overview of Restatement.

The restatement had no effect on net income.

The restated financial statements correct the following errors:

The Company placed a number in brackets in front of each narrative explanation for the revisions below and keyed the corresponding adjustments in the tabular presentation in the note to these items using the same number, for clarity.

Restatement of Unaudited Condensed Consolidated Statement of Cash Flows and Related Unaudited Footnotes:

(1)      For the three months ended March 31, 2016, the six months ended June 30, 2016 and nine months ended September 30, 2016, $31,350,559, $34,866,384 and $46,791,213, respectively, were previously reported as an issuance of notes receivables in cash flow from investing activities in the statement of cash flows, which represent the settlement of due from the JV Company and related parties with notes receivables. This classification as issuance of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, the receipts of notes receivable for the settlement of Due from the JV Company and related parties are reported as a noncash activity in the schedule of noncash transactions in the statement of cash flows.

(2)      For the three months ended March 31, 2016, the six months ended June 30, 2016 and nine months ended September 30, 2016, $10,413,273, $12,714,237 and $15,198,694, respectively, were previously reported as an issuance of notes receivables in cash flow from investing activities in the statement of cash flows, which represent the settlement of accounts receivable with notes receivables. This classification as issuance of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, the receipts of notes receivable for the settlement of accounts receivable are reported as a noncash activity in the schedule of noncash transactions in the statement of cash flows.

(3)      For the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016, $40,855,454, $49,046,178 _and $61,497,480, respectively, were previously reported as repayments of notes receivable in the investing section of the statement of cash flows, which represent the assignment of the notes receivable to our suppliers to settle the accounts payables. This classification as repayments of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, the assignment of the notes receivable to our suppliers to settle the accounts payables are reported as a noncash activity in the schedule of noncash transactions in the statement of cash flows.

(4)      For the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016, $0, $229,450 and $918,018, respectively, were previously reported as repayments of notes receivable in the investing section of the statement of cash flows, which represent the cash receipts from the collection of notes receivables. This classification as repayments of notes receivables in cash flow from investing activities was not correct. In this Form 10-K, the cash receipts from the collection of notes receivables are reported as an activity in the cash flow from operating activities in the statement of cash flows.

(5)      For the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016, $2,063,766, $4,796,570 and $5,187,040, respectively, were previously reported as the proceeds from notes payables in the financing section of the statement of cash flows, which represent the settlement of accounts payable with notes payables. This classification as proceeds from notes payables in cash flow from financing activities was not correct. In this Form 10-K, the settlement of accounts payables with notes payable are reported as an noncash activity in the schedule of noncash transactions rather than an proceeds from notes payable in cash flow from financing activities in the statement of cash flows

Restatement of Unaudited Condensed Consolidated Balance Sheet and Condensed Consolidated Income Statement:

(6)      We previously reported the notes receivable as one line item on the Balance Sheet at March 31, 2016, June 30, 2016 and September 30, 2016. Pursue to the requirements of Rule 4-08(k) of Regulation S-X, we separately identify notes receivable with the JV Company and related parties on the face of the balance sheet in this Form 10-K.

(7)      We previously reported the revenue as one line item on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2016, the six months ended June 30, and the nine months ended 2016 and September 30, 2016. Pursue to the requirements of Rule 4-08(k) of Regulation S-X, we separately identify revenue from the JV Company and related parties and revenue from unrelated parties on the face of the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in this Form 10-K.

Construction -in-progress Adjustments:

(8)      A RMB 49 million or approximately $7.5 million of previously recorded construction -in-progress on the Balance Sheet at December 31, 2014 was reclassified to the prepayment at December 31, 2014 due to the revised completion status at December 31, 2014 as a result of the revision of contract terms and technical requirements. Accordingly, this adjustment was made on the balance sheets at March 31, 2016, June 30, 2016 and September 30, 2016 as well.

Restatement of Unaudited Income Tax Footnote:

(9)      Our previously reported tax reconciliation schedule in Note 20 –Taxes in the Form 10-Q filed with the SEC on May 10, 2016, August 9, 2016 and November 9, 2016 was prepared incorrectly. Pursuant to ASC 740-10-50-12, the starting point in reconciling reported income tax expense (benefit) attributable to continuing operations for the period is the amount of income tax expense that would result from applying domestic statutory tax rates to reported pretax income from continuing operations for that period. A revised tax rate reconciliation schedule for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 are included in this Form 10-K, which we have used the PRC statutory rte of 25% as the starting point for our rate reconciliation. The revised tax rate reconciliation schedule for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016, reflect the reduced rate applicable to high technology companies as a reconciling item to arrive at the effective rate.

(9)      We previously reported the expected tax expense was computed through a combination of applying the U.S. Federal rate of 34%, the PRC rate of 25%, and the Hong Kong rate of 16.5% in Note 20 –Taxes in the Form 10-Q filed with the SEC on May 10, 2016, August 9, 2016 and November 9, 2016.This error is corrected in this Form 10-K. Pursue to Rule 4-08(h)(2) of Regulation S-X, we have used the PRC statutory rate of 25% to reconcile to the effective tax rate.

(10)     Our previously reported loss carried forward and valuation allowance for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 was not prepared correctly. In this Form 10-K, we have revised our note and tabular disclosure to include the total of all deferred tax assets and total valuation allowance recognized for deferred tax assets at each respective balance sheet date presented, the net change in the total valuation allowance during each period presented, and the amount(s) and expiration date(s) of total net operating loss carryforwards available to us at the most recent balance sheet date presented. Pursue to the guidance in FASB ASC 740-10-50-2 and 3, our revised tabular disclosure includes the tax effect of the total cumulative net operating loss carryforward(s) existing at each balance sheet date and the associated total valuation allowance.

(11)     Our previously reported taxes were not properly broken out between current and deferred taxes in the Form 10-Q filed with the SEC on May 10, 2016, August 9, 2016 and November 9, 2016. In this Form 10-K, the table has been modified and deferred tax expense agrees with amount reflected in the statement of cash flows.

(9)      The amount and nature of each item within “permanent differences” in the reconciliation between the expected and reported tax expense were not disclosed properly in the Form 10-Q filed with the SEC on May 10, 2016, August 9, 2016 and November 9, 2016.In this Form 10-K, pursue to Rule 4-08(h)(2) of Regulation S-X for guidance, the amount and nature of each item for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 is revised and disclosed in the table.

The unaudited restated note - taxes for the first three quarters of the year ended December 31, 2016 is presented below:

(a) Corporation Income Tax

In accordance with the relevant tax laws and regulations of the PRC, applicable corporate income tax (“CIT”) rate is 25%. However, the Kandi Vehicle, qualified as a High and New Technology Enterprises (“HNTEs”) company in China, is entitled to pay a reduced income tax rate of 15% for the periods presented, which will expire in 2017. An entity could re-apply for the HNTE certificate when the prior certificate expires. Historically, Kandi Vehicle successfully re-applied for the certificates when the prior ones expired. The applicable corporate income tax rate of each of the Company’s three subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the JV Company and its subsidiaries and the Service Company is 25%.

After combining with the research and development tax credit of 25% on certain qualified research and development expenses, the effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016.

According to the PRC CIT reporting system, the CIT sales cut-off base is concurrent with the value-added tax (“VAT”), which should be reported to the State Administration of Taxation (“SAT”) on a quarterly basis. Since the VAT and CIT are accounted for on a VAT tax basis that records all sales on a“state provided official invoices” reporting system, the Company reports the CIT according to the SAT prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off is not done on an accrual basis but rather on a VAT taxable reporting basis. Therefore, when the Company adopts U.S. GAAP using an accrual basis, the sales cut-off CIT timing (due to the VAT reporting system) creates a temporary sales cut-off timing difference. This difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimate reported elsewhere on the report.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns to the U.S. Internal Revenue Services (“IRS”) and states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2016, June 30, 2016 and September 30, 2016, the Company was not aware of any pending income tax examinations by U.S. and China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2016, June 30, 2016 and September 30, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 due to the net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 are summarized as follows:

		For Three Months Ended
		March 31,
(11)		(Unaudited)
		2016		2015
		(Restated)		(Restated)
Current:	$		$
Provision for CIT		1,761,153		(1,008,909)
Provision for Federal Income Tax
Deferred:
Provision for CIT		(4,397,828)		-
Income tax expense (benefit)		$(2,636,675)		$(1,008,909)
Effective tax rate		103.47%		-14.13%

		For Six Months Ended
		June 30,
(11)		(Unaudited)
		2016		2015
		(Restated)		(Restated)
Current:	$		$
Provision for CIT		4,408,966		2,291,440
Provision for Federal Income Tax
Deferred:
Provision for CIT		(4,645,415)		(153,916)
Income tax expense (benefit)		$(236,449)		$2,137,524

Effective tax rate		-8.94%		15.61%

		For Nine Months Ended
		September 30,
(11)		(Unaudited)
		2016		2015
		(Restated)		(Restated)
Current:	$		$
Provision for CIT		2,925,100		5,030,150
Provision for Federal Income Tax
Deferred:
Provision for CIT		(2,608,701)		(1,854,863)
Income tax expense (benefit)		$316,399		$3,175,287

Effective tax rate		12.02%		18.60%

The Company's income tax expense differs from the “expected” tax expense for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 as follows:

	For Three Months Ended
	March 31,
(9)	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Expected taxation at PRC statutory tax rate	$(637,064)	$1,785,141
Effect of differing tax rates in different jurisdictions	(703,686)	(88,867)
Non-taxable income	-	(20,796)
Non-deductible expenses	763,369	23,185
Research and development super-deduction	(21,993)	(59,474)
Under-accrued EIT for previous years	-	-
Effect of PRC preferential tax rates	(91,215)	(28,905)
addition to valuation allowance	(1,946,086)	(2,619,192)
Income tax expense (benefit)	$(2,636,675)	$(1,008,909)

	For Six Months Ended
	June 30,
(9)	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Expected taxation at PRC statutory tax rate	$661,288	$3,423,670
Effect of differing tax rates in different jurisdictions	(1,207,759)	(422,851)
Non-taxable income	(24,041)	(198,400)
Non-deductible expenses	2,068	14,518
Research and development super-deduction	(74,248)	59,618
Under-accrued EIT for previous years	(2,727,454)	(2,345,342)
Effect of PRC preferential tax rates	(135,630)	8,693
addition to valuation allowance	3,269,327	1,597,618
Income tax expense (benefit)	$(236,449)	$2,137,524

	For Nine Months Ended
	September 30,
(9)	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Expected taxation at PRC statutory tax rate	$658,015	$4,268,909
Effect of differing tax rates in different jurisdictions	(611,065)	(1,079,743)
Non-taxable income	-	(477,133)
Non-deductible expenses	32,122	192,069
Research and development super-deduction	(128,865)	(140,994)
Under-accrued EIT for previous years	(2,727,454)	(2,345,342)
Effect of PRC preferential tax rates	(100,974)	(739,022)
addition to valuation allowance	3,194,621	3,496,544
Income tax expense (benefit)	$316,399	$3,175,287

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of March 31, 2016, June 30, 2016 and September 30, 2016 are summarized as follows:

	March 31‚	December 31‚
	2016	2015
(10)	(Unaudited)	(Restated)
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$-	$290,850
Other	915,772	-
Loss carried forward	24,177,630	22,870,649
less valuation allowance	(24,177,630)	(22,870,649)
Total deferred tax assets,net of valuation allowance	915,772	290,850
Deferred tax liabilities:
Expense	170,862	272,953
Depreciation	312,693	353,115
Other	-	2,392,821
Accumulated other comprehensive gain	-	1,240,467
Total deferred tax liability	483,555	4,259,356
Net deferred tax liabilities	$432,217	$(3,968,506)

	June 30‚	December 31‚
	2016	2015
(10)	(Unaudited)	(Restated)
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$-	$290,850
Other	1,094,501	-
Loss carried forward	26,081,921	22,870,649
less valuation allowance	(26,081,921)	(22,870,649)
Total deferred tax assets,net of valuation allowance	1,094,501	290,850
Deferred tax liabilities:
Expense	165,841	272,953
Depreciation	262,042	353,115
Other	-	2,392,821
Accumulated other comprehensive gain	-	1,240,467
Total deferred tax liability	427,883	4,259,356
Net deferred tax liabilities	$666,618	$(3,968,506)

	September 30‚	December 31‚
	2016	2015
(10)	(Unaudited)	(Restated)
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$-	$290,850
Expense	239,930	-
Depreciation	219,758	-
Loss carried forward	23,827,743	22,870,649
less valuation allowance	(23,827,743)	(22,870,649)
Total deferred tax assets,net of valuation allowance	459,688	290,850
Deferred tax liabilities:
Expense	1,578,802	272,953
Depreciation	-	353,115
Other	252,608	2,392,821
Accumulated other comprehensive gain	-	1,240,467
Total deferred tax liability	1,831,410	4,259,356
Net deferred tax liabilities	$(1,371,722)	$(3,968,506)

As of March 31, 2016 the Company had net losses of approximately US$71.11million, US$2.61thousand deriving from entities in the US and Hong Kong respectively. As of June 30, 2016 the Company had net losses of approximately US$76.71million, US$2.64thousand deriving from entities in the US and Hong Kong respectively. As of September 30, 2016 the Company had net losses of approximately US$70.08million, US$2.64thousand deriving from entities in the US and Hong Kong respectively. The net loss in the PRC and US can be carried forward for five years, to offset future net profit for income tax purposes. The net loss of entities in the PRC and US will begin to expire in 2021, if not utilized. The net loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016 are as follows:

	For the Three Months Ended
	March 31,
	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Tax benefit (holiday) credit	$(113,208)	$2,416,981
Basic net income per share effect	$(0.002)	$0.052

	For the Six Months Ended
	June 30,
	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Tax benefit (holiday) credit	$209,878	$1,660,950
Basic net income per share effect	$0.004	$0.036

	For the Nine Months Ended
	September 30,
	(Unaudited)
	2016	2015
	(Restated)	(Restated)
Tax benefit (holiday) credit	$229,839	$880,016
Basic net income per share effect	$0.005	$0.019

The restated unaudited quarterly Balance Sheets for the first three quarters of the years ended December 31, 2016 and 2015 are presented below:

CONSOLIDATED BALANCE SHEETS
March 31, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
Current assets
Cash and cash equivalents	$15,635,658	$			$15,635,658
Restricted cash	25,454,249				25,454,249
Short term investment	-				-
Accounts receivable	28,679,895				28,679,895

Inventories (net of provision for slow moving inventory of $316,686 and $315,584 as of March 31, 2015 and December 31, 2014, respectively	26,742,009				26,742,009
Notes receivable	10,739,366		-1,125,226	(6)	9,614,140
Notes receivable from the JV Company and related parties	-		1,125,226	(6)	1,125,226
Other receivables	323,925				323,925
Prepayments and prepaid expense	462,058				462,058
Due from employees	40,084				40,084
Advances to suppliers	7,112,895		7,990,737	(8)	15,103,632
Amount due from JV Company, net	71,267,257				71,267,257
Amount due from related party	-				-
TOTAL CURRENT ASSETS	186,457,396		7,990,737		194,448,133

LONG-TERM ASSETS
Property, Plant and equipment, net	25,174,878				25,174,878
Land use rights, net	15,606,056				15,606,056
Construction in progress	58,753,641		-7,990,737	(8)	50,762,904
Investment in associated company	-				-
Investment in JV Company	84,070,778				84,070,778
Goodwill	322,591				322,591
Intangible assets	556,877				556,877
Other long term assets	163,076				163,076
TOTAL Long-Term Assets	184,647,897		-7,990,737		176,657,160

TOTAL ASSETS	$371,105,293		$-		$371,105,293

CURRENT LIABILITIES
Accounts payables	$77,954,005	$			$77,954,005
Other payables and accrued expenses	3,803,523				3,803,523
Short-term loans	42,073,678				42,073,678
Customer deposits	2,641,274				2,641,274
Notes payable	12,408,147				12,408,147
Income tax payable	1,711,161				1,711,161
Due to employees	11,071				11,071
Deferred taxes liabilities	132,399				132,399
Financial derivate - liability	4,800,169				4,800,169
Deferred income	-				-
Total Current Liabilities	145,535,427		-		145,535,427

LONG-TERM LIABILITIES
Deferred taxes liabilities	2,543,821				2,543,821
Bond payable	-		-		-
Financial derivate - liability	2,792,416		-		2,792,416
Total Long-Term Liabilities	5,336,237		-		5,336,237

TOTAL LIABILITIES	150,871,664		-		150,871,664

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 46,284,855 and 46,274,855 shares issued and outstanding at March 31,2015 and December 31,2014, respectively	46,285				46,285
Additional paid-in capital	192,281,953				192,281,953

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at March 31,2015 and December 31,2014, respectively)	22,522,078				22,522,078
Accumulated other comprehensive income(loss)	5,383,313				5,383,313
TOTAL STOCKHOLDERS' EQUITY	220,233,629		-		220,233,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,105,293	$	- $		371,105,293

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
Current assets
Cash and cash equivalents	$9,463,991	$			$9,463,991
Restricted cash	23,006,135				23,006,135
Accounts receivable	29,898,905				29,898,905

Inventories (net of provision for slow moving inventory of $316,856 and $315,584 as of June 30, 2015 and December 31, 2014, respectively	27,607,154				27,607,154
Notes receivable	10,541,927		-122,373	(6)	10,419,554
Notes receivable from the JV Company and related parties	-		122,373	(6)	122,373
Other receivables	311,086				311,086
Prepayments and prepaid expense	364,284				364,284
Due from employees	38,856				38,856
Advances to suppliers	6,829,462		7,995,040	(8)	14,824,502
Amount due from JV Company, net	101,958,555				101,958,555
TOTAL CURRENT ASSETS	210,020,355		7,995,040		218,015,395

LONG-TERM ASSETS
Property, Plant and equipment, net	23,889,831				23,889,831
Land use rights, net	15,516,697				15,516,697
Construction in progress	58,785,276		-7,995,040	(8)	50,790,236
Investment in associated company	-				-
Investment in JV Company	84,366,460				84,366,460
Goodwill	322,591				322,591
Intangible assets	536,353				536,353
Other long term assets	163,164				163,164
TOTAL Long-Term Assets	183,580,372		-7,995,040		175,585,332

TOTAL ASSETS	$393,600,727		$-		$393,600,727

CURRENT LIABILITIES
Accounts payables	$100,772,098	$			$100,772,098
Other payables and accrued expenses	3,377,791				3,377,791
Short-term loans	38,833,051				38,833,051
Customer deposits	2,748,050				2,748,050
Notes payable	9,953,009				9,953,009
Income tax payable	2,350,173				2,350,173
Due to employees	10,829				10,829
Deferred taxes liabilities	569,499				569,499
Financial derivate - liability	2,894,695				2,894,695
Deferred income	58,162				58,162
Total Current Liabilities	161,567,357		-		161,567,357

LONG-TERM LIABILITIES
Deferred taxes liabilities	1,772,278				1,772,278
Bond payable	-		-		-
Financial derivate - liability	694,846		-		694,846
Total Long-Term Liabilities	2,467,124		-		2,467,124

TOTAL LIABILITIES	164,034,481		-		164,034,481

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 46,954,855 and 46,274,855 shares issued and outstanding at June 30,2015 and December 31,2014, respectively	46,955				46,955
Additional paid-in capital	195,740,366				195,740,366

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at June 30,2015 and December 31,2014, respectively)	27,947,579				27,947,579
Accumulated other comprehensive income(loss)	5,831,346				5,831,346
TOTAL STOCKHOLDERS' EQUITY	229,566,246		-		229,566,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,600,727		$-		$393,600,727

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
Current assets
Cash and cash equivalents	$11,691,023	$			$11,691,023
Restricted cash	15,689,228				15,689,228
Accounts receivable	33,912,043				33,912,043

Inventories (net of provision for slow moving inventory of $304,677 and $315,584 as of September 30, 2015 and December 31, 2014, respectively	31,652,659				31,652,659
Notes receivable	18,785,582		-765,634	(6)	18,019,948
Notes receivable from the JV Company and related parties	-		765,634	(6)	765,634
Other receivables	488,621				488,621
Prepayments and prepaid expense	240,609				240,609
Due from employees	41,128				41,128
Advances to suppliers	457,782		7,687,722	(8)	8,145,504
Amount due from JV Company, net	76,814,162				76,814,162
TOTAL CURRENT ASSETS	189,772,837		7,687,722		197,460,559

LONG-TERM ASSETS
Property, Plant and equipment, net	21,788,066				21,788,066
Land use rights, net	14,826,253				14,826,253
Construction in progress	56,525,652		-7,687,722	(8)	48,837,930
Long Term Investment	1,490,477				1,490,477
Investment in JV Company	82,273,884				82,273,884
Goodwill	322,591				322,591
Intangible assets	515,830				515,830
Other long term assets	156,892				156,892
TOTAL Long-Term Assets	177,899,645		-7,687,722		170,211,923

TOTAL ASSETS	$367,672,482		$-		$367,672,482

CURRENT LIABILITIES
Accounts payables	$87,854,246	$			$87,854,246
Other payables and accrued expenses	3,362,729				3,362,729
Short-term loans	37,340,362				37,340,362
Customer deposits	111,314				111,314
Notes payable	3,137,846				3,137,846
Income tax payable	2,803,621				2,803,621
Due to employees	12,862				12,862
Deferred taxes liabilities	256,049				256,049
Financial derivate - liability	540,299				540,299
Deferred income	34,954				34,954
Total Current Liabilities	135,454,282		-		135,454,282

LONG-TERM LIABILITIES
Deferred taxes liabilities	402,934				402,934
Total Long-Term Liabilities	402,934		-		402,934
TOTAL LIABILITIES	135,857,216		-		135,857,216

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 46,954,855 and 46,274,855 shares issued and outstanding at September 30,2015 and December 31,2014, respectively	46,965				46,965
Additional paid-in capital	202,744,428				202,744,428

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at September 30,2015 and December 31,2014, respectively)	30,290,776				30,290,776
Accumulated other comprehensive income(loss)	(1,266,903)				(1,266,903)
TOTAL STOCKHOLDERS' EQUITY	231,815,266		-		231,815,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,672,482		$-		$367,672,482

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2016

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification			As Restated

Current assets
Cash and cash equivalents	$13,447,666	$				$13,447,666
Restricted cash	16,277,051					16,277,051
Short term investment	3,100,391					3,100,391
Accounts receivable	40,867,698					40,867,698

Inventories (net of provision for slow moving inventory of $489,057 and $485,901 as of March 31, 2016 and December 31, 2015, respectively	25,814,430					25,814,430
Notes receivable	11,276,387		(1,841,632	)(6)		9,434,755
Notes receivable from the JV Company and related parties	-		1,841,632	(6)		1,841,632
Other receivables	487,077					487,077
Prepayments and prepaid expense	353,628					353,628
Due from employees	105,868					105,868
Advances to suppliers	348,761		7,595,957	(8)		7,944,718
Amount due from JV Company, net	92,789,649					92,789,649
Amount due from related party	5,585,613					5,585,613
Deferred taxes assets	744,910					744,910
TOTAL CURRENT ASSETS	211,199,129		7,595,957			218,795,086

LONG-TERM ASSETS
Property, Plant and equipment, net	19,539,908					19,539,908
Land use rights, net	12,934,208					12,934,208
Construction in progress	54,750,430		(7,595,957	)(8)		47,154,473
Long Term Investment	1,472,686					1,472,686
Investment in JV Company	86,034,442					86,034,442
Goodwill	322,591					322,591
Intangible assets	474,782					474,782
Other long term assets	155,020					155,020
TOTAL Long-Term Assets	175,684,067		(7,595,957)			168,088,110

TOTAL ASSETS	$386,883,196		$-			$386,883,196

CURRENT LIABILITIES
Accounts payables	$91,647,247	$				$91,647,247
Other payables and accrued expenses	1,678,011					1,678,011
Short-term loans	36,894,649					36,894,649
Customer deposits	149,688					149,688
Notes payable	5,968,252					5,968,252
Income tax payable	1,822,276					1,822,276
Due to employees	11,944					11,944
Deferred taxes liabilities	0					0
Financial derivate - liability	537,250					537,250
Total Current Liabilities	138,709,317		-			138,709,317

LONG-TERM LIABILITIES
Deferred taxes liabilities	312,693					312,693
Total Long-Term Liabilities	312,693					- 312,693

TOTAL LIABILITIES	139,022,010					- 139,022,010

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 47,019,638 and 46,964,855 shares issued and outstanding at March 31,2016 and December 31,2015, respectively	47,020					47,020
Additional paid-in capital	219,886,837					219,886,837

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at March 31,2016 and December 31,2015, respectively)	31,144,340					31,144,340
Accumulated other comprehensive income(loss)	(3,217,011)					(3,217,011)
TOTAL STOCKHOLDERS' EQUITY	247,861,186					- 247,861,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,883,196	$			$	- 386,883,196

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2016

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated

Current assets
Cash and cash equivalents	$19,533,856	$			$19,533,856
Restricted cash	14,519,706				14,519,706
Short term investment	-				-
Accounts receivable	40,422,951				40,422,951

Inventories (net of provision for slow moving inventory of $474,683 and $485,901 as of June 30, 2016 and December 31, 2015, respectively	8,324,176				8,324,176
Notes receivable	6,192,424		-300,927	(6)	5,891,497
Notes receivable from the JV Company and related parties	-		300,927	(6)	300,927
Other receivables	473,667				473,667
Prepayments and prepaid expense	275,522				275,522
Due from employees	94,938				94,938
Advances to suppliers	12,715,165		7,372,701	(8)	20,087,866
Amount due from JV Company, net	122,807,165				122,807,165
Amount due from related party	10,957,632				10,957,632
Deferred taxes assets	928,660		-		928,660
TOTAL CURRENT ASSETS	237,245,862		7,372,701		244,618,563

LONG-TERM ASSETS
Property, Plant and equipment, net	17,861,960				17,861,960
Land use rights, net	12,471,618				12,471,618
Construction in progress	54,448,198		-7,372,701	(8)	47,075,497
Long Term Investment	1,429,401				1,429,401
Investment in JV Company	88,346,850				88,346,850
Goodwill	322,591				322,591
Intangible assets	454,258				454,258
Other long term assets	9,251,729				9,251,729
TOTAL Long-Term Assets	184,586,605		-7,372,701		177,213,904

TOTAL ASSETS	$421,832,467		$-		$421,832,467

CURRENT LIABILITIES
Accounts payables	$110,049,815	$			$110,049,815
Other payables and accrued expenses	15,080,603				15,080,603
Short-term loans	35,810,260				35,810,260
Customer deposits	243,500				243,500
Notes payable	4,718,077				4,718,077
Income tax payable	3,894,811				3,894,811
Due to employees	14,439				14,439
Financial derivate - liability	10,692				10,692
Total Current Liabilities	169,822,197		-		169,822,197

LONG-TERM LIABILITIES
Deferred taxes liabilities	262,042				262,042
Total Long-Term Liabilities	262,042		-		262,042
TOTAL LIABILITIES	170,084,239		-		170,084,239

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 47,689,638 and 46,964,855 shares issued and outstanding at June 30,2016 and December 31,2015, respectively	47,020				47,020
Additional paid-in capital	228,133,604				228,133,604

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at June 30,2016 and December 31,2015, respectively)	33,937,518				33,937,518
Accumulated other comprehensive income(loss)	(10,369,914)				(10,369,914)
TOTAL STOCKHOLDERS' EQUITY	251,748,228		-		251,748,228

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,832,467		$-		$421,832,467

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2016

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q	Reclassification		As Restated

Current assets
Cash and cash equivalents	$3,689,850			3,689,850
Restricted cash	14,240,615			14,240,615
Accounts receivable	40,805,693			40,805,693

Inventories (net of provision for slow moving inventory of $472,910 and $485,901 as of September 30, 2016 and December 31, 2015, respectively	15,519,976			15,519,976
Notes receivable	1,969,252	-1,540,984	(6)	428,268
Notes receivable from the JV Company and related parties	-	1,540,984	(6)	1,540,984
Other receivables	3,243,391			3,243,391
Prepayments and prepaid expense	746,748			746,748
Due from employees	33,817			33,817
Advances to suppliers	30,759,354	7,345,160	(8)	38,104,514
Amount due from JV Company, net	114,763,704			114,763,704
Amount due from related party	10,916,700			10,916,700
TOTAL CURRENT ASSETS	236,689,100	7,345,160		244,034,260

LONG-TERM ASSETS
Property, Plant and equipment, net	16,690,437			16,690,437
Land use rights, net	12,342,904			12,342,904
Construction in progress	57,094,373	-7,345,160	(8)	49,749,213
Long Term Investment	1,424,062			1,424,062
Investment in JV Company	87,721,955			87,721,955
Goodwill	322,591			322,591
Intangible assets	433,735			433,735
Other long term assets	8,914,927			8,914,927
TOTAL Long-Term Assets	184,944,984	-7,345,160		177,599,824

TOTAL ASSETS	$421,634,084	-		421,634,084

CURRENT LIABILITIES
Accounts payables	$111,682,048			111,682,048
Other payables and accrued expenses	4,399,221			4,399,221
Short-term loans	35,676,489			35,676,489
Customer deposits	78,097			78,097
Notes payable	3,093,511			3,093,511
Income tax payable	1,142,678			1,142,678
Due to employees	26,954			26,954
Deferred taxes liabilities	87,387			87,387
Financial derivate - liability	-			-
Deferred income	14,990,122			14,990,122
Total Current Liabilities	171,176,507	-		171,176,507

LONG-TERM LIABILITIES
Deferred taxes liabilities	1,284,335			1,284,335
Total Long-Term Liabilities	1,284,335	-		1,284,335
TOTAL LIABILITIES	172,460,842			- 172,460,842

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 47,699,638 and 46,964,855 shares issued and outstanding at September 30,2016 and December 31,2015, respectively	47,030			47,030
Additional paid-in capital	226,929,764			226,929,764

Retained earnings (the restricted portion is $4,172,324 and $4,172,324 at September 30,2016 and December 31,2015, respectively)	33,371,578			33,371,578
Accumulated other comprehensive income(loss)	(11,175,130)			(11,175,130)
TOTAL STOCKHOLDERS' EQUITY	249,173,242			- 249,173,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,634,084			- 421,634,084

The restated unaudited quarterly statements of income (loss) and comprehensive income (loss) for the first three quarters of the years ended December 31, 2016 and 2015 are presented below:

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
Three Months Ended
March 30, 2015

		(Unaudited)
		As Previously Reported on Form 10-Q		Reclassification		As Restated

Revenues from unrelated parties, net	$			$14,726,082	(7)	$14,726,082
Revenues from the JV Company and related parties, net				29,055,004	(7)	29,055,004
REVENUES, NET		43,781,086				43,781,086
COST OF GOODS SOLD		37,410,353				37,410,353
GROSS PROFIT		6,370,733				6,370,733
OPERATING EXPENSES:
Research and development		571,020				571,020
Selling and marketing		113,895				113,895
General and administrative		3,780,648				3,780,648
Total Operating Expenses		4,465,563				4,465,563
INCOME(LOSS) FROM OPERATIONS		1,905,170				1,905,170
OTHER INCOME(EXPENSE):
Interest income		590,480				590,480
Interest expense		(598,591)				(598,591)
Change in fair value of financial instruments		4,750,300				4,750,300
Government grants						0
Share of profit (loss) after tax of JV		469,356				469,356
Other income (expense), net		23,847				23,847
Total other income, net		5,235,392				5,235,392

INCOME (LOSS) BEFORE INCOME TAXES		7,140,562				7,140,562

INCOME TAX BENEFIT (EXPENSE)		(1,008,909)				(1,008,909)

NET INCOME (LOSS)		6,131,653				6,131,653

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		493,211				493,211

COMPREHENSIVE INCOME(LOSS)		$6,624,864	$			$6,624,864

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		46,281,299				46,281,299
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		46,397,993				46,397,993

NET INCOME (LOSS) PER SHARE, BASIC		$0.13	$			$0.13
NET INCOME (LOSS) PER SHARE, DILUTED		$0.13	$			$0.13

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
Three Months Ended
June 30, 2015

		(Unaudited)
		As Previously Reported on Form 10-Q		Reclassification		As Restated

Revenues from unrelated parties, net	$			$2,448,106	(7)	$2,448,106
Revenues from the JV Company and related parties, net				45,515,354	(7)	45,515,354
REVENUES, NET		47,963,460				47,963,460
COST OF GOODS SOLD		41,471,997				41,471,997
GROSS PROFIT		6,491,463				6,491,463
OPERATING EXPENSES:
Research and development		571,621				571,621
Selling and marketing		75,516				75,516
General and administrative		3,845,013				3,845,013
Total Operating Expenses		4,492,150				4,492,150
INCOME(LOSS) FROM OPERATIONS		1,999,313				1,999,313
OTHER INCOME(EXPENSE):
Interest income		722,843				722,843
Interest expense		(597,320)				(597,320)
Change in fair value of financial instruments		4,003,044				4,003,044
Government grants		92,863				92,863
Share of profit (loss) after tax of JV		251,167				251,167
Other income (expense), net		82,207				82,207
Total other income, net		4,554,804				4,554,804

INCOME (LOSS) BEFORE INCOME TAXES		6,554,117				6,554,117

INCOME TAX BENEFIT (EXPENSE)		(1,128,615)				(1,128,615)

NET INCOME (LOSS)		5,425,502				5,425,502

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		448,032				448,032

COMPREHENSIVE INCOME(LOSS)		$5,873,534	$			$5,873,534

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		46,759,651				46,759,651
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		46,896,809				46,896,809

NET INCOME (LOSS) PER SHARE, BASIC		$0.12	$			$0.12
NET INCOME (LOSS) PER SHARE, DILUTED		$0.12	$			$0.12

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
Three Months Ended
September 30, 2015

		(Unaudited)
		As Previously Reported on Form 10-Q		Reclassification		As Restated

Revenues from unrelated parties, net	$			$18,639,777	(7)	$18,639,777
Revenues from the JV Company and related parties, net				31,888,768	(7)	31,888,768
REVENUES, NET		50,528,545				50,528,545
COST OF GOODS SOLD		43,411,839				43,411,839
GROSS PROFIT		7,116,706				7,116,706
OPERATING EXPENSES:
Research and development		785,450				785,450
Selling and marketing		122,873				122,873
General and administrative		8,649,541				8,649,541
Total Operating Expenses		9,557,864				9,557,864
INCOME(LOSS) FROM OPERATIONS		(2,441,158)				(2,441,158)
OTHER INCOME(EXPENSE):
Interest income		1,140,756				1,140,756
Interest expense		(534,987)				(534,987)
Change in fair value of financial instruments		3,049,242				3,049,242
Government grants		(724)				(724)
Share of profit (loss) after tax of JV		1,179,605				1,179,605
Other income (expense), net		988,224				988,224
Total other income, net		5,822,116				5,822,116

INCOME (LOSS) BEFORE INCOME TAXES		3,380,958				3,380,958

INCOME TAX BENEFIT (EXPENSE)		(1,037,763)				(1,037,763)

NET INCOME (LOSS)		2,343,195				2,343,195

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		(7,098,249)				(7,098,249)

COMPREHENSIVE INCOME(LOSS)		$(4,755,054)	$			$(4,755,054)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		46,959,638				46,959,638
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		46,959,638				46,959,638

NET INCOME (LOSS) PER SHARE, BASIC		$0.05	$			$0.05
NET INCOME (LOSS) PER SHARE, DILUTED		$0.05	$			$0.05

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
Three Months Ended
March 30, 2016

		(Unaudited)
		As Previously Reported on Form 10-Q		Reclassification		As Restated

Revenues from unrelated parties, net	$			$33,974,416	(7)	$33,974,416
Revenues from the JV Company and related parties, net				16,683,477	(7)	16,683,477
REVENUES, NET		50,657,893				50,657,893
COST OF GOODS SOLD		43,939,795				43,939,795
GROSS PROFIT		6,718,098				6,718,098
OPERATING EXPENSES:
Research and development		205,968				205,968
Selling and marketing		46,335				46,335
General and administrative		8,032,882				8,032,882
Total Operating Expenses		8,285,185				8,285,185
INCOME(LOSS) FROM OPERATIONS		(1,567,087)				(1,567,087)
OTHER INCOME(EXPENSE):
Interest income		780,181				780,181
Interest expense		(442,079)				(442,079)
Change in fair value of financial instruments		3,286,340				3,286,340
Government grants		194,473				194,473
Share of profit (loss) after tax of JV		(4,822,470)				(4,822,470)
Other income (expense), net		22,387				22,387
Total other income, net		(981,168)				(981,168)

INCOME (LOSS) BEFORE INCOME TAXES		(2,548,255)				(2,548,255)

INCOME TAX BENEFIT (EXPENSE)		2,636,675				2,636,675

NET INCOME (LOSS)		88,420				88,420

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		1,524,639				1,524,639

COMPREHENSIVE INCOME(LOSS)		$1,613,059	$			$ 1,613,059

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		47,009,834				47,009,834
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		47,027,744				47,027,744

NET INCOME (LOSS) PER SHARE, BASIC		$0.00	$			$0.00
NET INCOME (LOSS) PER SHARE, DILUTED		$0.00	$			$0.00

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
Three Months Ended
June 30, 2016

		(Unaudited)
		As Previously Reported on Form 10-Q		Reclassification			As Restated

Revenues from unrelated parties, net	$			$6,979,488	(7)		$6,979,488
Revenues from the JV Company and related parties, net				48,237,880	(7)		48,237,880
REVENUES, NET		55,217,368					55,217,368
COST OF GOODS SOLD		46,762,331					46,762,331
GROSS PROFIT		8,455,037					8,455,037
OPERATING EXPENSES:
Research and development		494,193					494,193
Selling and marketing		730,443					730,443
General and administrative		9,625,194					9,625,194
Total Operating Expenses		10,849,830					10,849,830
INCOME(LOSS) FROM OPERATIONS		(2,394,793)					(2,394,793)
OTHER INCOME(EXPENSE):
Interest income		785,152					785,152
Interest expense		(432,318)					(432,318)
Change in fair value of financial instruments		526,558					526,558
Government grants		1,503,384					1,503,384
Share of profit (loss) after tax of JV		4,918,633					4,918,633
Other income (expense), net		286,790					286,790
Total other income, net		7,588,199					7,588,199

INCOME (LOSS) BEFORE INCOME TAXES		5,193,406					5,193,406

INCOME TAX BENEFIT (EXPENSE)		(2,400,226)					(2,400,226)

NET INCOME (LOSS)		2,793,180					2,793,180

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		(7,152,903)					(7,152,903)

COMPREHENSIVE INCOME(LOSS)		$(4,359,723)	$				$(4,359,723)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		47,601,286					47,601,286
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		47,601,286					47,601,286

NET INCOME (LOSS) PER SHARE, BASIC		$0.06				$	$ 0.06
NET INCOME (LOSS) PER SHARE, DILUTED		$0.06				$	$ 0.06

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)

Three Months Ended

September 30, 2016

		(Unaudited)
		As Previously
		Reported on Form 10-Q		Reclassification		As Restated

Revenues from unrelated parties, net	$			$5,211,201	(7)	$5,211,201
Revenues from the JV Company and related parties, net				1,155,179	(7)	1,155,179
REVENUES, NET		6,366,380				6,366,380
COST OF GOODS SOLD		5,715,211				5,715,211
GROSS PROFIT		651,169				651,169
OPERATING EXPENSES:
Research and development		522,806				522,806
Selling and marketing		374,102				374,102
General and administrative		373,411				373,411
Total Operating Expenses		1,270,319				1,270,319
INCOME(LOSS) FROM OPERATIONS		(619,150)				(619,150)

OTHER INCOME(EXPENSE):
Interest income		832,031				832,031
Interest expense		(425,152)				(425,152)
Change in fair value of financial instruments		10,692				10,692
Government grants		594,323				594,323
Share of profit (loss) after tax of JV		(299,538)				(299,538)
Other income (expense), net		(106,299)				(106,299)
Total other income, net		606,057				606,057

INCOME (LOSS) BEFORE INCOME TAXES		(13,093)				(13,093)

INCOME TAX BENEFIT (EXPENSE)		(552,848)				(552,848)

NET INCOME (LOSS)		(565,941)				(565,941)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation		(805,216)				(805,216)

COMPREHENSIVE INCOME(LOSS)		$(1,371,157)	$			$(1,371,157)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC		47,695,290				47,695,290
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED		47,695,290				47,695,290

NET INCOME (LOSS) PER SHARE, BASIC		$(0.01)	$			$(0.01)
NET INCOME (LOSS) PER SHARE, DILUTED		$(0.01)	$			$ (0.01)

The restated unaudited quarterly statements of cash flows for the first three quarters of the years ended December 31, 2016 and 2015 are presented below:

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,131,653	$			$6,131,653

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,479,384				1,479,384
Assets Impairments	0				0
Change in fair value of financial instruments	(4,750,300)				(4,750,300)
Share of profit after tax of JV Company	(469,356)				(469,356)
Stock Compensation cost	2,049,683				2,049,683
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(12,844,602)		0		(12,844,602)
Notes receivable	-		11,297	(1)(3)(4)	11,297
Inventories	(11,246,265)				(11,246,265)
Other receivables and other assets	(65,602)				(65,602)
Due from employee	(10,225)				(10,225)
Prepayments and prepaid expenses	(527,687)				(527,687)
Amount due from JV Company	(19,570,708)		(2,762,925	)(1)	(22,333,633)

Increase (Decrease) In:
Accounts payable	31,915,168		9,236,375	(3)(5)	41,151,543
Other payables and accrued liabilities	(1,438,571)				(1,438,571)
Customer deposits	1,365				1,365
Income Tax payable	(130,488)				(130,488)
Notes payable	0		0		0
Net cash used in operating activities	$(9,476,551)		$6,484,747		$(2,991,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(233,343)				(233,343)
Purchases of construction in progress	(39,266)				(39,266)
Deposit for acquisition	-				-
Issuance of notes receivable	(4,225,884)		2,762,925	(1)	(1,462,959)
Repayment of notes receivable	2,584,147		(2,584,147	)(3)	-
Net cash provided by (used in) investing activities	$(1,914,346)		$178,778		$(1,735,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(12,366,201)				(12,366,201)
Proceeds from short-term bank loans	6,338,475				6,338,475
Repayments of short-term bank loans	-				-
Proceeds from notes payable	6,663,525		(6,663,525	)(5)	-
Net cash (used in) provided by financing activities	$635,799		$(6,663,525)		$(6,027,726)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,755,098)		-		(10,755,098)
Effect of exchange rate changes on cash	11,296				11,296
Cash and cash equivalents at beginning of year	26,379,460				26,379,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,635,658		$-		$15,635,658

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,139,397				1,139,397
Interest paid	577,874				577,874

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			2,762,925	(1)	2,762,925
Assignment of notes receivable to supplier to settle accounts payable			2,572,850	(3)	2,572,850
Settlement of accounts payable with notes payables			6,663,525	(5)	6,663,525

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,557,155	$			$11,557,155

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,955,663				2,955,663
Deferred taxes	(153,916)				(153,916)
Change in fair value of financial instruments	(8,753,344)				(8,753,344)
Share of profit after tax of JV Company	(720,523)				(720,523)
Decrease in reserve for fixed assets	-				-
Stock Compensation cost	5,482,808				5,482,808

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(14,077,317)		0		(14,077,317)
Notes receivable	-		0		0
Inventories	(12,122,839)				(12,122,839)
Other receivables and other assets	(58,055)				(58,055)
Due from employee	(9,250)				(9,250)
Prepayments and prepaid expenses	(143,163)				(143,163)
Amount due from JV Company	(50,224,378)		(4,121,797	)(1)	(54,346,175)
Due from related party	0				0

Increase (Decrease) In:
Accounts payable	54,732,723		14,882,456	(3)(5)	69,615,179
Other payables and accrued liabilities	(1,716,848)				(1,716,848)
Customer deposits	106,563				106,563
Income Tax payable	506,321				506,321
Notes payable	0		(5,716,427)		(5,716,427)
Net cash used in operating activities	$(12,638,400)		$5,044,232		$(7,594,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(291,895)				(291,895)
Disposal of land use rights and other intangible assets	-				-
Purchases of construction in progress	(39,361)				(39,361)
Deposit for acquisition	-				-
Issuance of notes receivable	(5,588,283)		3,322,772	(1)	(2,265,511)
Repayment of notes receivable	4,145,502		(4,145,502	)(3)	0
Net cash provided by (used in) investing activities	$(1,774,037)		$(822,730)		$(2,596,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(9,937,929)				(9,937,929)
Proceeds from short-term bank loans	19,061,273				19,061,273
Repayments of short-term bank loans	(15,965,853)				(15,965,853)
Proceeds from notes payable	9,937,929		(9,937,929	)(5)	-
Repayment of notes payable	(5,716,427)		5,716,427		0
Net cash (used in) provided by financing activities	$(2,621,007)		$(4,221,502)		$(6,842,509)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(17,033,444)		-		(17,033,444)
Effect of exchange rate changes on cash	117,975				117,975
Cash and cash equivalents at beginning of year	42,015,118				42,015,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,099,649		$-		$25,099,649

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,310,173				1,310,173
Interest paid	1,192,526				1,192,526

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			4,121,797	(1)	4,121,797
Assignment of notes receivable to supplier to settle accounts payable			4,944,527	(3)	4,944,527
Settlement of accounts payable with notes payables			9,937,929	(5)	9,937,929

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,900,350	$			$13,900,350

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,388,902				4,388,902
Assets Impairments	0				0
Deferred taxes	(1,854,863)				(1,854,863)
Change in fair value of financial instruments	(11,802,586)				(11,802,586)
Share of profit after tax of JV Company	(1,900,128)				(1,900,128)
Decrease in reserve for fixed assets	-				-
Stock Compensation cost	12,486,881				12,486,881

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(19,286,512)		(8,163,199	)(2)	(27,449,711)
Notes receivable	-		18,026	(1)(2)(3)(4)	18,026
Inventories	(17,289,849)				(17,289,849)
Other receivables and other assets	(298,976)				(298,976)
Due from employee	(10,535)				(10,535)
Prepayments and prepaid expenses	6,265,899				6,265,899
Amount due from JV Company	(27,964,497)		(54,355,864	)(1)	(82,320,361)

Increase (Decrease) In:
Accounts payable	44,980,746		65,074,466	(3)(5)	110,055,212
Other payables and accrued liabilities	(1,302,135)				(1,302,135)
Customer deposits	(2,502,087)				(2,502,087)
Income Tax payable	1,062,643				1,062,643
Notes payable	0		(12,299,436)		(12,299,436)
Net cash used in operating activities	$(1,126,747)		$(9,726,007)		$(10,852,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(408,850)				(408,850)
Purchases of construction in progress	(39,054)				(39,054)
Deposit for acquisition	-				-
Issuance of notes receivable	(72,040,444)		62,519,063	(1)(2)	(9,521,381)
Repayment of notes receivable	61,697,894		(55,231,994	)(3)	6,465,900
Long Term Investment	(1,535,651)				(1,535,651)
Net cash provided by (used in) investing activities	$(12,326,105)		$7,287,069		$(5,039,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,232,950)				(3,232,950)
Proceeds from short-term bank loans	30,583,709				30,583,709
Repayments of short-term bank loans	(27,512,406)				(27,512,406)
Proceeds from notes payable	9,860,498		(9,860,498	)(5)	-
Repayment of notes payable	(12,299,436)		12,299,436		0
Proceeds from bond payable	-				-
Net cash (used in) provided by financing activities	$(2,600,585)		$2,438,938		$(161,647)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,053,437)		-		(16,053,437)
Effect of exchange rate changes on cash	1,365,000				1,365,000
Cash and cash equivalents at beginning of year	51,479,109				51,479,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,790,672		$-		$36,790,672

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,794,115				1,794,115
Interest paid	1,718,257				1,718,257

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			54,355,864	(1)	54,355,864
Settlement of accounts receivables with notes receivable from unrelated parties			8,163,199	(2)	8,163,199
Assignment of notes receivable to suppllier to settle accounts payable			55,213,968	(3)	55,213,968
Settlement of accounts payable with notes payables			9,860,498	(5)	9,860,498

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016

	(Unaudited)
	As Previously
	Reported on Form
	10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,420	$			$88,420

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,223,243				1,223,243
Deferred taxes	(4,397,828)				(4,397,828)
Change in fair value of financial instruments	(3,286,340)				(3,286,340)
Share of profit after tax of JV Company	4,822,470				4,822,470
Stock Compensation cost	6,887,892				6,887,892

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(32,225,627)		(10,413,273	)(2)	(42,638,900)
Notes receivable	-		0		0
Inventories	(7,815,491)				(7,815,491)
Other receivables and other assets	(144,118)				(144,118)
Due from employee	(67,798)				(67,798)
Prepayments and prepaid expenses	(441,602)				(441,602)
Amount due from JV Company	(15,899,018)		(31,350,559	)(1)	(47,249,577)
Due from related party	34,781,767				34,781,767

Increase (Decrease) In:
Accounts payable	16,975,799		42,919,220	(3)(5)	59,895,019
Other payables and accrued liabilities	(7,875,311)				(7,875,311)
Customer deposits	54,289				54,289
Income Tax payable	1,165,635				1,165,635
Notes payable	0		0		0
Net cash used in operating activities	$(6,153,618)		$1,155,388		$(4,998,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(29,696)				(29,696)
Disposal of land use rights and other intangible assets	13,767				13,767
Purchases of construction in progress	(28,140)				(28,140)
Deposit for acquisition	-				-
Issuance of notes receivable	(614,592)		614,592	(1)(2)	-
Repayment of notes receivable	2,430,657		293,786	(3)	2,724,443
Long Term Investment	-				-
Short Term Investment	(1,455,727)				(1,455,727)
Net cash provided by (used in) investing activities	$316,269		$908,378		$1,224,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-				-
Proceeds from notes payable	2,063,766		(2,063,766	)(5)	-
Repayment of notes payable	0				0
Warrant exercise	434,666				434,666
Common stock issued for acquisition, net of cost of capital	-				-
Net cash (used in) provided by financing activities	$2,498,432		$(2,063,766)		$434,666

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,338,917)		-		(3,338,917)
Effect of exchange rate changes on cash	48,024				48,024
Cash and cash equivalents at beginning of year	16,738,559				16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,447,666		$-		$13,447,666

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	595,518				595,518
Interest paid	445,176				445,176

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			31,350,559	(1)	31,350,559
Settlement of accounts receivables with notes receivable from unrelated parties			10,413,273	(2)	10,413,273
Assignment of notes receivable to supplier to settle accounts payable			40,855,454	(3)	40,855,454
Settlement of accounts payable with notes payables			2,063,766	(5)	2,063,766

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended
June 30, 2016

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,881,600	$			$2,881,600

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,458,160				2,458,160
Deferred taxes	(4,645,415)				(4,645,415)
Change in fair value of financial instruments	(3,812,898)				(3,812,898)
Loss (income) in investment in associated companies	-				-
Share of profit after tax of JV Company	(96,163)				(96,163)
Decrease in reserve for fixed assets	-				-
Stock Compensation cost	15,134,658				15,134,658

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,014,640)		(12,714,237	)(2)	(45,728,877)
Notes receivable	-		229,449	(1)(2)(3)(4)	229,449
Inventories	9,189,542				9,189,542
Other receivables and other assets	(9,424,711)				(9,424,711)
Due from employee	(56,998)				(56,998)
Prepayments and prepaid expenses	(12,953,797)				(12,953,797)
Amount due from JV Company	(49,198,396)		(34,866,384	)(1)	(84,064,780)
Due from related party	29,188,707				29,188,707

Increase (Decrease) In:
Accounts payable	38,423,919		53,842,748	(3)(5)	92,266,667
Other payables and accrued liabilities	6,009,203				6,009,203
Customer deposits	154,168				154,168
Income Tax payable	3,363,489				3,363,489
Notes payable	-		(3,824,162)		(3,824,162)
Net cash used in operating activities	$(6,399,572)		$2,667,414		$(3,732,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(37,554)				(37,554)
Disposal of land use rights and other intangible assets	13,775				13,775
Purchases of construction in progress	(1,356,866)				(1,356,866)
Deposit for acquisition	-				-
Issuance of notes receivable	(42,626,834)		42,626,834	(1)(2)	0
Repayment of notes receivable	49,275,627		(44,321,840	)(3)	4,953,787
Long Term Investment	-				-
Short Term Investment	1,602,698				1,602,698
Net cash provided by (used in) investing activities	$6,870,846		$(1,695,006)		$5,175,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,300,215				1,300,215
Proceeds from notes payable	4,796,570		(4,796,570	)(5)	-
Repayment of notes payable	(3,824,162)		3,824,162		0
Warrant exercise	434,666				434,666
Net cash (used in) provided by financing activities	$2,707,289		$(972,408)		$1,734,881

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,178,563		-		3,178,563
Effect of exchange rate changes on cash	(383,266)				(383,266)
Cash and cash equivalents at beginning of year	16,738,559				16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	19,533,856		-		19,533,856

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,051,032				1,051,032
Interest paid	877,496				877,496

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments					-
Settlement of due from JV Company and related parties with notes receivable			34,866,384	(1)	34,866,384
Settlement of accounts receivables with notes receivable from unrelated parties			12,714,237	(2)	12,714,237
Assignment of notes receivable to supplier to settle accounts payable			49,046,178	(3)	49,046,178
Settlement of accounts payable with notes payables			4,796,570	(5)	4,796,570

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended
September 30, 2016

	(Unaudited)
	As Previously
	Reported on
	Form 10-Q		Reclassification		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,315,659	$			$2,315,659

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,681,345				3,681,345
Assets Impairments	0				0
Deferred taxes	(2,608,702)				(2,608,702)
Change in fair value of financial instruments	(3,823,590)				(3,823,590)
Share of profit after tax of JV Company	203,375				203,375
Stock Compensation cost	13,930,829				13,930,829

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(33,335,798)		(15,198,694	)(2)	(48,534,492)
Notes receivable			918,018	(1)(2)(3)(4)	918,018
Inventories	1,802,780				1,802,780
Other receivables and other assets	(11,868,318)				(11,868,318)
Due from employee	17,718				17,718
Prepayments and prepaid expenses	(31,684,685)				(31,684,685)
Amount due from JV Company	(41,182,480)		(46,791,213	)(1)	(87,973,693)
Due from related party	28,994,314				28,994,314

Increase (Decrease) In:
Accounts payable	40,240,135		66,684,520	(3)(5)	106,924,655
Other payables and accrued liabilities	10,415,706				10,415,706
Customer deposits	(13,598)				(13,598)
Income Tax payable	607,422				607,422
Notes payable	0		(5,849,988)		(5,849,988)
Net cash used in operating activities	$(22,307,888)		$(237,357)		$(22,545,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(39,250)				(39,250)
Purchases of construction in progress	(4,236,301)				(4,236,301)
Issuance of notes receivable	(51,553,604)		51,553,604	(1)(2)	-
Repayment of notes receivable	62,415,498		(51,979,195	)(3)	10,436,303
Short Term Investment	1,592,024				1,592,024
Net cash provided by (used in) investing activities	$8,178,367		$(425,591)		$7,752,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,519,477				1,519,477
Proceeds from notes payable	5,187,040		(5,187,040	)(5)	-
Repayment of notes payable	(5,849,988)		5,849,988		-
Warrant exercise	434,666				434,666
Net cash (used in) provided by financing activities	$1,291,195		$662,948		$1,954,143

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,838,326)		-		(12,838,326)
Effect of exchange rate changes on cash	(210,383)				(210,383)
Cash and cash equivalents at beginning of year	16,738,559				16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,689,850		$-		$3,689,850

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	2,322,747				2,322,747
Interest paid	1,283,843				1,283,843

SUPPLEMENTAL NON-CASH DISCLOSURES:
Settlement of due from JV Company and related parties with notes receivable			46,791,213	(1)	46,791,213
Settlement of accounts receivables with notes receivable from unrelated parties			15,198,694	(2)	15,198,694
Assignment of notes receivable to suppllier to settle accounts payable			61,497,480	(3)	61,497,480
Settlement of accounts payable with notes payables			5,187,040	(5)	5,187,040

Note 28 - SUBSEQUENT EVENTS

On February 1, 2017, the Company entered a consulting agreement with FirsTrust China Ltd.(“FirsTrust”) to engage FirsTrust as a consultant to advise the Company on financial markets and restructuring, business acquisitions and other aspects of or concerning the Company’s business about which FirsTrust has knowledge or experience. Pursuant to the consulting agreement, the Company shall pay FirsTrust an aggregate of 60,000 shares of the Company’s common stock, with a par value of $0.001, for its services from February 1, 2017 to January 31, 2018. Pursuant to the consulting agreement, the Company may, at its sole discretion, elect to pay FirsTrust an additional 60,000 shares of the Company’s common stock based on its performance. The shares and the additional shares (if issued) shall be restrictive under the Securities Act of 1933, as amended. The Board of Directors ratified and approved the consulting agreement with FirsTrust in February 2017.

In February, 2017, The Board of Directors authorized the Company to issue an aggregate of 246,900 shares of the unrestricted stock to a list of management members designated by the CEO as compensation for their past services pursuant to Section 11 of the Company’s 2008 Omnibus Long-Term Incentive Plan, as amended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2016. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016.

(b) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act. The Company's ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company's ICFR includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2016, the last day of our fiscal year of 2016. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the“2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

According to the SEC rules and guidance on internal control over financial reporting, a material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation under the 2013 COSO Framework, management identified the following material weaknesses as of December 31, 2016 in the Company’s ICFR, principally related to the Company’s period-end financial reporting.

i.

Accounting and finance personnel. The company lacks sufficient expertise relating to technical knowledge of certain US GAAP accounting and SEC disclosures to ensure accuracy and completeness of accounting treatment and financial reporting. The weakness was largely due to the lack of requisite U.S. GAAP and SEC compliance experience with our finance personnel responsible for the preparation of U.S. GAAP based financial statements and disclosures pursuant to the SEC rules and regulations.

ii.

Disclosure requirements for equity investments. The Company did not have sufficient expertise to ensure the completeness of the disclosure of financial statements for equity investments. The procedures in the control framework designed by the Company’s internal department in its accounting manual (the “Accounting Manual”) used to identify the requirements to file separate audited financial statements for equity investments was not adequately performed during each reporting period. The weakness resulted in the addition of separate audited financial statements of the JV Company to this Form 10-K.

iii.
Disclosure of related party transactions.  The Company did not have sufficient expertise to ensure that proper disclosure of related party transactions.  The procedures in the Accounting Manual for the preparation of the financial statements were not adequately performed during each reporting period. The weakness resulted in the restatement of consolidated balance sheet and consolidated income statement to separately identify certain accounts with the JV Company and related parties on the face of consolidated balance sheet and consolidated income statement in this Form 10-K.

iv.
Presentation of the statement of cash flows. The Company did not have effective controls to ensure the proper classification and reporting of certain cash and non-cash activities related to accounts receivable, accounts payable, notes receivable and notes payable on the statement of cash flows. The procedures in the Accounting Manual for the preparation of the statement of cash flows were not adequately performed during each reporting period. The weakness resulted in the reclassification of the statement of cash flows line items and related financial disclosures in this Form 10-K.

v.

Accounting for income taxes. The Company did not have sufficient expertise to ensure the accuracy of the accounting and reporting of income taxes and related disclosures. The procedures in the Accounting Manual for the identification of the tax rates and calculation of the income taxes were not adequately performed during each reporting period. The weakness resulted in the correction in accounting for income taxes in this Form 10-K.

Based on the material weaknesses as laid out above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 based on the 2013 COSO Framework.

(c) Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the material weaknesses and to enhance the Company’s overall financial control environment. Management believes that the material weaknesses arose due to the Company’s rapid growth outpacing the development of the Company’s accounting infrastructure.

Management’s planned actions to further address these issues including:

i.

The addition of more experienced accounting and finance personnel to manage the Company’s U.S. GAAP practice and SEC reporting compliance; In November 2016, we added an industry veteran to oversee U.S. GAAP-based reporting and SEC compliance works.

ii.

Necessary training for related accounting and finance personnel, so that they are well versed in the rules in the Accounting Manual such as the selection of accounting principles, the application of accounting policies and the procedures of accounting treatment; and remain current with accounting rules, regulations and trends; We increased on-job trainings and mentorship to the accounting and finance personnel responsible for consolidation and financial reporting during the course of the preparation of our annual report for the year ended December 31, 2016 and will continue to provide necessary training to our staff as needed.

iii.

A thorough review of the finance and accounting departments to ensure that the areas of responsibilities are properly matched to the staff competencies and the planning is properly matched to the procedures; and that the lines of communication and processes are as effective as possible; We will carry out this thorough review of the finance and accounting departments in the second quarter of 2017.

iv.

A thorough review of the processes and procedures used in the Company’s period closing and financial reporting, including but not limited to presentation of the statement of cash flows, disclosure of related party transactions, disclosure requirements for equity investment and accounting for income taxes, to ensure the related processes and procedures in our current accounting manual is complete and updated. We streamlined and strengthened the process and controls of the conversion and development of U.S. GAAP based financial statements by adding another layer of internal review to ensure the completeness and accuracy of financial data and regulatory compliance during preparation of our annual report for the year ended December 31, 2016. More thorough review of the processes and procedures used in the Company’s period closing and financial reporting will be carried out during the second quarter of 2017.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the material weaknesses the Company has identified and strengthen its ICFR.

Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve ICFR, the Company may determine to take additional measures to address material weaknesses or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP, has audited the effectiveness of our ICFR as of December 31, 2016 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

(e) Changes in Internal Control Over Financial Reporting

There had been no changes in the Company's ICFR identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's ICFR, other than the Company hired a CFO who is familiar with U.S. GAAP to oversee U.S. GAAP-based reporting and SEC compliance works.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company's board of directors (the “Board of Directors”) as of December 31, 2016:

Name	Age	Position	Served From
Hu Xiaoming	60	Chairman of the Board, President and Chief Executive Officer	June 2007
Mei Bing	52	Chief Financial Officer, Director	November 2016
Wang Cheng (Henry)	44	Director	May 2015
Chen Liming (1), (2), (3)	80	Director (Independent)	May 2012
Ni Guangzheng (2), (3)	78	Director (Independent)	November 2010
Jerry Lewin (1)	62	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	63	Director (Independent)	July 2011

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Mei Bing was appointed as Chief Financial Officer, effective November 14, 2016, and was elected as a director of the Company on December 16, 2016. Mr. Mei is a seasoned financial executive with over 15 years of distinguished corporate executive career with large multinational enterprises and middle market companies in the U.S. and China. Prior to joining the Company, Mr. Mei served as Chief Financial Officer and Board Secretary of Skystar Bio-Pharmaceutical Company, a publicly traded leading biotechnology company in China since July 2011. From June 2015 through June 2016, Mr. Mei also served as an Independent Non-Executive Member of the Board of Directors and Chairman of Audit Committee of PharmaMax Corporation in China. From January 2006 through July 2011, Mr. Mei served as Chief Financial Officer of Avineon, Inc., a multinational technology company in the U.S., where he managed the Company’s global financial operations in North America, Asia and Europe. Previously, Mr. Mei served as Controller of Arrowhead Global Solutions, Inc. (now part of Harris Corporation), a global provider of satellite communications to remote and harsh environments in the U.S. In addition, Mr. Mei served as Controllers of PICS, Inc. and Thompson Hospitality Corporation, a member of the Compass Group family of companies. Mr. Mei received a B.S. in Economics from Zhejiang University in Hangzhou, China and holds an M.B.A. from The Fuqua School of Business at Duke University where he graduated with distinction as a Fuqua Scholar. Mr. Mei is a Certified Public Accountant (CPA) in the State of Maryland, a Certified Management Accountant (CMA), a Chartered Global Management Accountant (CGMA), and a Certified Valuation Analyst (CVA).

Wang Cheng (Henry) was elected as a director of the Company on May 20, 2015. Mr. Wang has over 20 years of international financial management experience. Before joining the Company, Mr. Wang served as the CFO for Shanghai Always Marketing Service Co., LTD., one of the largest field marketing service agencies in China, leading its procurement and finance departments since May 2014. Prior to that, Mr. Wang worked for Renesola Ltd. (NYSE: SOL), an international leading brand and technology provider of green energy products, initially as Vice President of Finance since January 2010, ascending to the CFO in July 2011. Mr. Wang holds both certifications as Certified Public Accountants ("CPA") in China and Certified Internal Auditor ("CIA") . He earned a master's degree in Law from Renmin University of China and Master of Business Administration from the Open University of Hong Kong.

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

Henry Yu was appointed as a director of the Company on July 1, 2011. In October of 2015, Henry joined Asian Investors Consortium as an Executive Director. Asian Investors Consortium of Asia invests in projects in Greater China and in Asia Pacific. Henry is also a Senior Advisor to ChinaPlus Capital Ltd of Shanghai, a company that focuses on bridging US/China business. Yu, a seasoned banker of about 34 years, has had an excellent banking career covering domestic banking and global business. He was Managing Director of the Global Financial Institutions of Fifth Third Bank from 2012-September of 2015. Previous affiliation included Bank of America in HK, Comerica Bank, National City Bank, SunTrust Bank, Standard Chartered Bank China, and East West Bank. Henry is a well-rounded banker having been involved in Investment Banking, Commercial and International Multinational Lending, Treasury Management, Credit Administration, Compliance, Foreign bank relationship management, Trade Finance, and Global Supply Chain. From 2003 through 2007, Yu held Series 7 and 62 Certification from the Financial Industry Regulatory Authority. Henry Yu is also an avid volunteer promoting U.S./China and U.S./Emerging Markets business relationships and transactions. Through Henry’s 25 plus years of coverage on Emerging Markets, Asia, and in particular Greater China, he is a frequent speaker and lecturer on Asian/U. S./China business to universities in Georgia (Emory University, Georgia Tech, Georgia State University, Kennesaw State University, Georgia Perimeter College), and universities in China, namely Sichuan University, Suzhou Institute, Jiliang University, and Jinan University. Henry chairs the Advisory Board of the National Association of Chinese -Americans, and is a member of the Global Commerce Council of the Metro Atlanta Chamber. A believer in education and mentorship, Henry sits on the Asian Studies Board of Kennesaw State University, a member of Georgia State University’s China Task Force, and Trustee of Georgia Perimeter College’s Foundation Board. Henry is also President of the Hong Kong Association of Atlanta, and works closely with the NYC Office of the HK Economic & Trade Office in NYC. Henry received his BA degree in Economics in 1978 from the University of Michigan and MBA in Finance from the University of Detroit in 1980. Married to wife Elaine, the Yu’s have daughters Amanda and Vivian.

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

Audit Committee Financial Expert

Our Audit Committee currently consists of Henry Yu (Chairman), Jerry Lewin and Chen Liming, each of whom is independent under NASDAQ listing standards. Our Board of Directors determined that each of Mr. Yu and Mr. Lewin qualifies as an “audit committee financial expert,” as defined by Item 407 of Regulation S-K and NASDAQ Rule 5605(a)(2) . In reaching this determination, the Board of Directors made a qualitative assessment of Mr. Yu's and Mr. Lewin's level of knowledge and experience based on a number of factors, including formal education and business experience.

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our “Code of Business Conduct and Ethics” is included as exhibit 14.1 to our annual report on Form 10-K filed on March 16, 2015. A copy of our “Code of Business Conduct and Ethics” will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People's Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://en. kandivehicle. com

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2015, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following:(i) Hu Xiaoming did not file on time the Form 4 after being issued 100,000 shares on April 13, 2016; (ii) Wang Cheng (Henry) did not file on time the Form 4 after being issued a total of 6,500 shares on April 13, 2016 (iii) Henry Yu did not file on time the Form 4 after being issued a total of 5,000 shares on August 10, 2016; (iv) Jerry Lewin did not file on time the Form 4 after being issued a total of 5,000 shares on August 10, 2016; and (v) Qian Jinsong did not file on time the Form 4 after being issued 40,000 shares on April 13, 2016. As of the date of this report, all of the filings mentioned above have been made.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2016, 2015 and 2014, by those individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2016 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2016. The individuals listed in the table below are referred to as the “named executive officers. ”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hu Xiaoming (1)	2016	$27,331		$-	3,060,500	-	-	-	$3,087,831
CEO, President and	2015	$29,076	-	$1,195,000	2,618,428	-	-	-	$3,842,504
Chairman of the Board	2014	$29,277	-	$1,195,000	-	-	-	-	$1,224,277

Mei Bing (2)	2016	$30,000	-	$-	-	-	-	-	$30,000
CFO, Director	2015	$-	-	$-	-	-	-	-	$-
	2014	$-	-	-	-	-	-	-	$-

Wang Cheng (3)	2016	$101,422	-	$-	1,700,278	-	-	-	$1,801,700
Former CFO, Director	2015	$80,717	-	$77,675	1,454,682	-	-	-	$1,613,074
	2014	$-	-	$-	-	-	-	-	$-

Zhu Xiaoying (4)	2016	$16,797	-	$-	1,360,222	-	-	-	$1,377,019
Former CFO	2015	$26,844	-	$119,500	1,163,746	-	-	-	$1,310,090
	2014	$19,518	-	$717,000	-	-	-	-	$736,518

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Mei was appointed as CFO of the Company on November 14, 2016.
(3)	Mr. Wang was appointed as CFO of the Company on May 1, 2015 and has resigned from his CFO position on November 13, 2016.
(4)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007 and has resigned from her position on April 30, 2015.
(5)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.
(6)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2016, the primary components of our executive compensation programs were base salary and equity compensation.

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

Incentive Compensation

We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for our named executive officers. We believe that a significant portion of the compensation paid to our named executive officers should be performance -based and therefore at risk. Awards made are granted under the Kandi Technologies Group, Inc. Omnibus Long-Term Incentive Plan (the “Plan”).

At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the Plan. As of December 31, 2016, 2,600,000 options have been granted under the Plan to the Company's employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

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

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of the year of 2014. The compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior staff. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2016, no option shares were exercised. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000
Wang Cheng(Henry)	500,000
Qian Jingsong	500,000
Zhu Xiaoying	400,000

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2016, by those individuals who served as our named executive officers during any part of fiscal year 2016.

Name	Number of Securities underlying Unexercised Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hu Xiaoming (1)(4)	300,000	-	600,000	$9.72	5/28/2025	-	-	-	-

Wang Cheng (2)(4)	166,667	-	333,333	$9.72	5/28/2025	-	-	-	-

Zhu xiaoying (3)	1.333.333	-	266,667	$9.72	5/28/2025	-	-	-	-

____________

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Wang was appointed as CFO of the Company on May 1, 2015 and has resigned from his position on November 13, 2016.
(3)	Ms. Zhu was appointed as CFO of the Company on June 29, 2007 and has resigned from her position on April 30, 2015.
(4)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers. The agreements provide an annual salary for Mr. Hu and Mr. Mei, with bonus to be decided at the discretion of our Board at the year-end. The employment agreements for Mr. Hu has a three (3) year term, ending on June 9, 2017, and the employment agreements for Mr. Mei has a three (3) year term, ending on November 13, 2019.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2016 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ni Guangzheng	$9,029	-	-	-	-	-	$9,029

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$9,029	-	-	-	-	-	$9,029

______________

(1)

The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during fiscal year ended December 31, 2016, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu with 5,000 shares of Company's restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin with 5,000 shares of Company's restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2016, 50,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.

(2)

In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Ni Guangzheng receives a monthly fee of RMB 5,000 (approximately $7521) starting 2014.; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $752) starting 2014.

The aggregate number of stock options and restricted outstanding, as of December 31, 2016, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted
		stock
Henry Yu	0	50,000
Chen Liming	0	0
Ni Guangzheng	0	0
Jerry Lewin	0	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 7, 2017, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 47,772,138 shares of our Common Stock issued and outstanding on March 7, 2017.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Excelvantage Group Limited(3)	12342411(1)	25.8%
Common Stock	Hu Xiaoming	13480488(2)	28.2%
Common Stock	Wang Cheng(Henry)	9,610	*
Common Stock	Mei Bing	2,500	*
Common Stock	Henry Yu	55,000	*
Common Stock	Jerry Lewin	55,000	*
Common Stock	Ni Guangzheng	-	-
Common Stock	Chen Liming	-	-
All officers and directors		13,602,598	28.5%

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

(2)

Includes (i) 1,138,077 shares owned directly by Mr. Hu, (ii) 12,342,411 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. During fiscal years ended December 31, 2016 and 2015, there were no transactions involving any of our current directors or executive officers.

Other than as set forth below, for the fiscal years ended December 31, 2016 and 2015, the Company was not involved in any related party transactions.

The following table lists the amount due from related parties as of December 31, 2016 and 2015.

	December 31,	December 31,
	2016	2015
Service Company	10,484,816	40,606,162
Total due from related party	$10,484,816	40,606,162

The following table lists the sales to related parties during the years of 2016, 2015 and 2014:

	2016	2015	2014
Service Company	3,913,031	42,032,060	-
Total	$3,913,031	42,032,060	-

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

Procedures For Approval of Related Party Transactions

According to the company policy of Related -Party Transaction(the “Policy”), a “Related Transaction” is “any transaction, includes, but not limited to, any financial transaction, arrangement, relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest” . The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

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

Director Independence

Messrs. Henry Yu, Chen Liming, Ni Guangzheng and Jerry Lewin are all non-employee directors, all of whom our Board has determined are independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accountant, BDO China Shu Lun Pan Certified Public Accountants LLP for the fees under 2016 column and the Company’s former auditor AWC (CPA) Limited for the fees under 2015 column for the years ended December 31, 2016 and 2015, respectively.

	2016	2015

Audit Fees	$770,000	$364,000
Audit Related Fees	-	-
Tax Fees	9,000	-
All Other Fees	10,000	11,841
TOTAL FEES	$789,000	$375,841

Audit Fees include fees associated with the annual audit and reviews of our quarterly reports. Tax Fees include fees incurred for services performed in connection with filing of tax returns and All Other Fees include fees incurred for verification on the Company’s cash balance.

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

10.13

Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Ever-Bright Securities, dated December 26, 2013. [Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

10.14

Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between Jinhua Kandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 17, 2014]

10.15

Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 14, 2016]

10.16

Employment Contract between Kandi Technologies Group, Inc. and Wang Cheng (Henry) dated March 20, 2015. [Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 14, 2016]

10.17

Employment Contract between Kandi Technologies Group, Inc. and Mei Bing dated November , 2015 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016].

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company.[Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 14, 2016]

23.1	Consent of BDO China Shu Lun Pan Certified Accounting Firm†

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 16, 2017	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 16, 2017
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Mei Bing	Chief Financial Officer and Director	March 16, 2017
Mei Bing	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	March 16, 2017
Chen Liming

/s/ Ni Guangzheng	Director	March 16, 2017
Ni Guangzheng

/s/ Jerry Lewin	Director	March 16, 2017
Jerry Lewin

/s/ Henry Yu	Director	March 16, 2017
Henry Yu

/s/ Wang Cheng (Henry)	Director	March 16, 2017
Wang Cheng (Henry)

KANDI ELECTRIC VEHICLES GROUP CO., LTD.
(the JV Company)
AND SUBSIDIARIES FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kandi Electric Vehicles Group Co., Ltd.

We have audited the accompanying consolidated financial statements of Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of three years in the period ended December 31 2016, and the related notes to the consolidated financial statements.

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of three years in the period ended December 31 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP
BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 16, 2017

KANDI ELECTRIC VEHICLES GROUP CO., LTD AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Current assets
Cash and cash equivalents	$18,248,241	$69,115,376
Restricted cash	3,450,905	86,529,179
Short term investment	-	1,032
Accounts receivable	113,369,036	120,254,383

Inventories (net of provision for slow moving inventory of $437,676 and $0 as of December 31, 2016 and December 31, 2015, respectively)	21,162,321	6,973,884
Notes receivable	1,585,047	-
Notes receivable from related party	-	11,971,907
Other receivables	3,103,715	944,110
Prepayments and prepaid expense	5,042,070	274,754
Due from employees	24,559	53,016
Advances to suppliers	1,893,049	6,628,723
Amount due from related party (net of allowance for doubtful accounts of $6,190,747 and $0 as of December 31, 2016 and December 31, 2015, respectively)	347,079,065	152,622,231
TOTAL CURRENT ASSETS	514,958,008	455,368,595

LONG-TERM ASSETS
Property, Plant and equipment, net	98,748,308	100,547,526
Land use rights, net	58,274,621	62,842,276
Construction in progress	17,195,784	26,870,809
Goodwill	1,611,888	-
Intangible assets	82,022	70,868
Other long term assets	1,651,178	814,104
TOTAL Long-Term Assets	177,563,801	191,145,583

TOTAL ASSETS	$692,521,809	$646,514,178

CURRENT LIABILITIES
Accounts payables	$81,102,025	$32,738,845
Other payables and accrued expenses	26,929,275	24,768,483
Short-term loans	198,679,787	214,086,590
Customer deposits	11,646,119	4,388,991
Notes payable	7,746,564	17,024,828
Notes payable from related party	4,535,082	27,773,330
Income tax payable	82,752	3,328,108
Due to employees	15,299	712
Due to related party	174,619,723	105,377,798

Total Current Liabilities	505,356,626	429,487,685

LONG-TERM LIABILITIES
Long term payable	31,817,560	36,348,514
Total Long-Term Liabilities	31,817,560	36,348,514

TOTAL LIABILITIES	537,174,186	465,836,199

STOCKHOLDER'S EQUITY
Capital	163,559,045	163,559,045
Retained earnings	13,672,958	27,828,536
Accumulated other comprehensive loss	(21,884,380)	(10,709,602)
TOTAL STOCKHOLDERS' EQUITY	155,347,623	180,677,979

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$692,521,809	$646,514,178

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended

	December 31,	% of	December 31,	% of	December 31,	% of
	2016	Revenue	2015	Revenue	2014	Revenue
REVENUES FROM UNRELATED PARTY, NET	$94,609,911	52.8%	$101,953,496	28.1%	$72,346,748	33.6%
REVENUES FROM RELATED PARTY, NET	84,718,758	47.2%	260,762,500	71.9%	143,190,455	66.4%

REVENUES, NET	179,328,669		362,715,996		215,537,203

COST OF GOODS SOLD	160,050,158	89.2%	303,080,151	83.6%	173,648,059	80.6%

GROSS PROFIT	19,278,511	10.8%	59,635,845	16.4%	41,889,144	19.4%

OPERATING EXPENSES:
Research and development	1,091,340	0.6%	1,974,967	0.5%	1,159	0.0%
Selling and marketing	8,782,574	4.9%	8,648,835	2.4%	22,279,450	10.3%
General and administrative	20,235,584	11.3%	16,712,126	4.6%	9,496,877	4.4%
Total Operating Expenses	30,109,498	16.8%	27,335,928	7.5%	31,777,486	14.7%
INCOME FROM OPERATIONS	(10,830,987)	-6.0%	32,299,917	8.9%	10,111,658	4.7%

OTHER INCOME(EXPENSE):
Interest (expense)	(14,702,550)	-8.2%	(8,860,092)	-2.4%	(1,771,532)	-0.8%

Interest income	4,727,392	2.6%	2,172,474	0.6%	151,634	0.1%
Government grants	1,682,386	0.9%	546,626	0.2%	959,824	0.4%
Otier income, net	6,984,107	3.9%	4,350,083	1.2%	477,174	0.2%
Total other income(expense), net	(1,308,665)	-0.7%	(1,790,909)	-0.5%	(182,900)	-0.1%

INCOME(LOSS) BEFORE INCOME TAXES	(12,139,652)	-6.8%	30,509,008	8.4%	9,928,758	4.6%

INCOME TAX EXPENSE	(2,015,926)	-1.1%	(7,185,880)	-2.0%	(2,402,594)	-1.1%

NET INCOME (LOSS)	$(14,155,578)	-7.9%	$23,323,128	6.4%	$7,526,164	3.5%

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2013	$163,559,045	$(3,020,756)	$(41,584)	$160,496,705
Foreign currency translation	-	-	(1,036,716)	(1,036,716)
Net income	-	7,526,164	-	7,526,164

BALANCE AT DECEMBER 31, 2014	$163,559,045	$4,505,408	$(1,078,300)	$166,986,153
Foreign currency translation	-	-	(9,631,302)	(9,631,302)
Net income	-	23,323,128	-	23,323,128

BALANCE AT DECEMBER 31, 2015	$163,559,045	$27,828,536	$(10,709,602)	$180,677,979
Foreign currency translation	-	-	(11,174,778)	(11,174,778)
Net income	-	(14,155,578)	-	(14,155,578)

BALANCE AT DECEMBER 31, 2016	$163,559,045	$13,672,958	$(21,884,380)	$155,347,623

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(14,155,578)	$23,323,128	$7,526,164
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,823,714	11,378,707	10,524,303
Assets Impairments	457,478

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(40,300,455)	(107,045,548)	(81,069,406)
Notes receivable	3,001,625	1,157,033	0
Notes receivable from related party	508,562	46,313,303	0
Inventories	(15,763,408)	12,406,443	(11,136,999)
Other receivables	(3,252,153)	505,766	2,899,742
Due from employee	41,424	(20,082)	(27,046)
Prepayments and prepaid expenses	(8,851,277)	(22,402,338)	(11,767,641)
Due from related party	(214,170,871)	(195,338,954)	(75,950,477)

Increase (Decrease) In:
Accounts payable	92,866,663	84,624,878	9,005,452
Notes payable	(29,671,669)	(29,918,110)	0
Notes payable from related party	(46,883,721)	(36,799,843)	0
Other payables and accrued liabilities	3,947,568	21,250,165	4,092,189
Customer deposits	7,884,758	4,565,719	(1,572,090)
Income Tax payable	(3,165,236)	1,789,676	2,361,975
Due to related party	131,436,041	162,142,368	59,281,608
Net cash (used in ) provided by operating activities	(123,246,535)	(22,067,689)	(85,832,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	282,683	(3,784,913)	(17,742,911)
(Purchases)/Disposal of land use rights and other intangible assets	(2,651,794)	(1,636,864)	(4,727,365)
(Purchases)/Disposal of construction in progress	(15,049)	1,611,179	(191,883)
Long Term Investment	0	2,179,452	0
Short Term Investment	1,009	(1,074)	0
Net cash provided by (used in) investing activities	(2,383,150)	(1,632,221)	(22,662,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	80,936,395	(78,758,610)	(11,441,769)
Proceeds from short-term bank loans	130,921,567	248,393,455	206,564,187
Repayments of short-term bank loans	(132,426,413)	(142,625,919)	(92,709,911)
Proceeds from long-term payable	(2,257,268)	28,938,115	9,014,537
Net cash (used in) provided by financing activities	77,174,281	55,947,041	111,427,044

NET INCREASE IN CASH AND CASH EQUIVALENTS	(48,455,405)	32,247,132	2,932,659
Effect of exchange rate changes on cash	(2,411,730)	(3,356,032)	(243,462)
Cash and cash equivalents at beginning of year	69,115,376	40,224,276	37,535,079
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,248,241	$69,115,376	$40,224,276

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	4,151,135	968,896	0
Interest paid	11,243,065	7,733,161	1,079,539

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred to PPE	16,642,867	24,655,305	42,066
Prepayment transferred to Construction in progress	8,347,441	16,807,533	36,375,222
Settlement of due to related parties with notes payables from related party	24,488,021	47,909,264	18,054,035
Settlement of accounts payable with notes payables from unrelated party	21,134,585	30,445,201	0

Settlement of due from related parties with notes receivable from related party	508,563	141,560,527	0
Settlement of accounts receivables with notes receivable from unrelated parties	39,296,921	61,798,853	0
Assignment of notes receivable to suppllier to settle accounts payable	18,948,263	48,079,102	0
Assignment of notes receivable to suppllier to settle due to related party	27,387,438	95,353,411	0

KANDI ELECTRIC VEHICLES GROUP CO., LTD.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Electric Vehicles Group Co., Ltd. (the “Company”), located in the Hangzhou city, Zhejiang Province, was incorporated under the laws of the People’s Republic of China, which is principally engaged in development, manufacturing and selling electric vehicles (“EVs”) and related auto parts.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the Company. In March 2014, Zhejiang Kandi Electric Vehicles Co., Ltd. changed its name to Kandi Electric Vehicles Group Co., Ltd.

In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the Company. In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the Company. The Company has 100% ownership interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the Company. The Company has 100% ownership interest in JiHeKang. In December 2013, the Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”) . As a result, Kandi Shanghai is a wholly-owned subsidiary of the Company. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the Company. The Company has 100% ownership interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Company had a 19% ownership interest in the Service Company. In August 2015, the Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the Company. The Company has 50% ownership interest in Puma Investment. In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the Company. The Company has 100% ownership interest in JiHeKang Service Company. For the Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the Company on October 26, 2016 by completing the purchase of the 50% equity of the Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years. In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang and is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in Jiangsu JiDian. In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in Tianjin BoHaiWan. In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing and is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the Company, the Company has a 100% ownership interest in Changxing Maintenance.

As of December 31, 2016, the Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service;(7) 100% interest in Jiangsu JiDian; (8) 100% interest inTianjin BoHaiWan; and (9) 100% interest in Changxing Maintenance ..

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements.

(b) Use of Estimates

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

(d) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2016 and December 31, 2015, represented the deposits reserved for bank acceptance notes. As of December 31, 2016 and December 31, 2015, the Company’s restricted cash was $3,450,905 and $86,529,179.

(e) Inventories

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

(f) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2016 and December 31, 2015, the Company had allowance for doubtful accounts of $6,190,747 and $0, respectively, as per the management’s judgment based on their best knowledge.

As of December 31, 2016 and December 31, 2015, the credit terms with the Company’s customers were typically 60-90 days after delivery.

(g) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company receives notes receivable from the other parties to settle the accounts receivable. If the Company wants to discount the notes receivables for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 2.70% to 6.00% annually. As at the end of December 31, 2016 and 2015, the Company had notes receivables from unrelated party of $1,585,047 and $0.. As at the end of December 31, 2016 and 2015, the Company had notes receivables from related party of $0 and $11,971,907.

(h) Property, Plant and Equipment

Property, Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Other	Various

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of December 31, 2016, as the Company did not get loans for CIP.

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

(l) Goodwill

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

As of December 31, 2016 and 2015, the Company determined that its goodwill was not impaired.

(m) Intangible assets

Intangible assets consist of software and technologies. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of December 31, 2016. The amortization expenses for intangible assets were $8,089 and $5,338 for the year ended December 31, 2016 and 2015, respectively.

(n) Revenue Recognition

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

(o) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $1,091,340, $1,974,967 and $1,159 for the years ended December 31, 2016, 2015 and 2014, respectively.

(p) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible and the related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2016, 2015 and 2014, $1,682,386, $546,626 and $959,824, respectively, were received by the Company’s subsidiaries from the PRC government.

(q) Income Taxes

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

(r) Foreign Currency Translation

The accompanying consolidated financial statements are presented in U. S. dollars. The functional currency of the Company is the RMB. Capital accounts of the financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the

	December 31,	December 31,	December 31,
	2016	2015	2014
Period end RMB : USD exchange rate	6.94585	6.49270	6.15350
Average RMB : USD exchange rate	6.64520	6.24010	6.14821

(s) Comprehensive Income

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In May 2014, the FASB has issued ASU No. 2014-09 “Topic 606, Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB has issued ASU No. 2016-02 “Topic 842, Leases”. The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: 1. A public business entity 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-16 “Topic 740, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” . The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this Update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Specifically, IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-17 “Topic 810, Consolidation: Interests Held through Related Parties That Are under Common Control” . The amendments in this Update amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate a VIE within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation —Overall, in certain situations involving entities under common control. The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP) . The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal 3 years beginning after December 15, 2017. We do not expect the adoption of ASU 2016-17 to have a material impact on our consolidated financial statements.

In November 2016, the FASB has issued ASU No. 2016-18 “Topic 230, Statement of Cash Flows: Restricted Cash a consensus of the FASB Emerging Issues Task Force”. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning -of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

In January 2017, the FASB has issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business” . The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE AND AMOUNT DUE FROM RELATED PARTIES

Accounts receivable from unrelated party for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Accounts receivable	$113,369,036	$120,254,383
Less: Provision for doubtful debts		-
Accounts receivable, net	$113,369,036	$120,254,383

Accounts receivable from related party for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Amount due from related party	$353,269,812	$152,622,231
Less: Provision for doubtful debts	(6,190,747)	-
Amount due from related party, net	$347,079,065	$152,622,231

NOTE 5 - INVENTORIES

Inventories for the years ended December 31, 2016and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Raw material	$10,933,103	$5,108,958
Work-in-progress	949,714	839,019
Finished goods	9,717,180	1,025,907
Total inventories	21,599,997	6,973,884
Less: provision for slowing moving inventories	(437,676)	-
Inventories, net	$21,162,321	$6,973,884

NOTE 6 - NOTES RECEIVABLE

Notes Receivable from unrelated party for the years ended December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Notes receivable as below:
Bank acceptance notes	$1,585,047	$-
Notes receivable	$1,585,047	$-

Details of Notes Receivable from related party as of December 31, 2016 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	234,673	Hangzhou Guoguo Automobile Sales Co.	Unrelated	Payments for sales	Not due
2	486,550	Xiamen Chaoren New Energy Automotive Services Limited	Unrelated	Payments for sales	Not due
3	863,825	Beijing Haotian Xiaokang automobile sales Co.	Unrelated	Payments for sales	Not due

Notes Receivable from related party for the years ended December 31, 2016 and 2015 were summarized as follows:

		December 31,	December 31,
		2016	2015
Notes receivable from related party as below:
Bank acceptance notes	$		$11,971,907
Notes receivable from related party	$		$11,971,907

Details of Notes Receivable from related party as of December 31, 2015 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	11,971,907	Geely Shanghai	Related	Payments for sales	Not due

As a common business practice in China, the Company accepts the notes receivables from its related and unrelated customers as a settlement for the trade receivables.

NOTE 7 –PROPERTY, PLANT AND EQUIPMENT

Property, Plant and equipment for the years ended December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
At cost:
Buildings	$40,232,923	$42,354,090
Machinery and equipment	66,599,293	55,975,513
Office equipment	1,217,078	783,064
Motor vehicles	303,642	160,528
Moulds	19,025,226	20,276,414
	127,378,162	119,549,609
Less : Accumulated depreciation
Buildings	$(3,472,194)	$(2,301,065)
Machinery and equipment	(13,631,765)	(8,683,865)
Office equipment	(371,559)	(200,966)
Motor vehicles	(101,384)	(49,719)
Moulds	(11,052,952)	(7,766,468)
	(28,629,854)	(19,002,083)
Less: provision for impairment for fixed assets	0	0
Plant and equipment, net	$98,748,308	$100,547,526

As of December 31, 2016 and 2015, the net book value of plant and equipment pledged as collateral for the Company's bank loans were $ 21,696,167 and $ 28,760,419, respectively.

Depreciation expenses for the years ended December 31, 2016, 2015 and 2014 were $11,384,259, $9,812,809 and $9,051,452, respectively.

NOTE 8 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2016	2015
Cost of land use rights	$62,618,396	$66,025,095
Less: Accumulated amortization	(4,343,776)	(3,182,820)
Land use rights, net	$58,274,621	$62,842,276

As of December 31, 2016 and 2015, the net book value of the land use rights pledged as collateral for the Company's bank loans were $58,274,621 and $59,093,213 respectively.

The amortization expense for the years ended December 31, 2016, 2015 and 2014 were $1,160,956, $1,406,766 and $ 1,467,982, respectively.

Amortization expense for the next five years and thereafter is as follows:

2017	$1,160,956
2018	1,160,956
2019	1,160,956
2020	1,160,956
2021	1,160,956
Thereafter	52,469,841
Total	$58,274,621

NOTE 9 - CONSTRUCTION -IN-PROGRESS

Jiangsu Facility

In November 2013, the Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 EVs. Rugao facility is currently partially completed for trial production.

Shanghai Facility

In the 4th quarter 2016, the Company launched a facility improvement project at its Shanghai facility. This project is currently under progress and is expected to be completed in the middle of 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of December 31, 2016 is as follow:

	Total in CIP as of
Project	December 31,
	2016	Estimate to complete	Total contract amount
Jiangsu Facility
	$16,983,565	$66,318,181	$83,301,746
Shanghai Facility	212,219
		-	-
Total	$17,195,784	$66,318,181	$83,301,746

No interest expense has been capitalized for CIP for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 10– INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31,	December 31,
	2016	2015
Gross carrying amount:
Software	$97,075	$77,832
	97,075	77,832
Less : Accumulated amortization
Software	$(15,052)	$(6,963)
	(15,052)	(6,963)
Intangible assets, net	$82,022	$70,868

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Statements of Income and Comprehensive Income and were $8,089, $5,338 and $1,625 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2017	$8,089
2018	8,089
2019	8,089
2020	8,089
2021	8,089
Thereafter	41,577
Total	$82,022

NOTE 11 – SHORT -TERM BANK LOANS

Short-term loans are summarized as follows:

		December 31,	December 31,
		2016	2015
Loans from Bank of Communications
Interest rate 8.7% per annum, due December 16, 2016, guaranteed by the shareholders entrusted loans.	$		$23,102,869
Interest rate 8.7% per annum, due December 17, 2016, guaranteed by the shareholders entrusted loans.			23,102,869
Interest rate 5.88% per annum, due December 15, 2014, guaranteed by the shareholders entrusted loans.
Loans from Bank of China
Interest rate 4.35% per annum, due May 6, 2017, guaranteed by the shareholders entrusted loans.		7,198,543
Interest rate 4.35% per annum, due June 19, 2017, guaranteed by the shareholders entrusted loans.		21,595,629
Interest rate 4.85% per annum, due July 21, 2017, guaranteed by the shareholder.		21,595,629	23,102,869
Interest rate 4.35% per annum, due April 5, 2017, guaranteed by the shareholders entrusted loans.		23,035,338	24,643,061
Loans from Export Import Bank of China
Interest rate 4.35% per annum, due November 7, 2017, secured by the assets of the Company.		35,992,715	38,504,782
Interest rate 4.35% per annum, due September 14, 2017, secured by accounts receivable pledge and equity pledge.		71,985,430	77,009,565

Loans from the Agricultural Bank of China
Interest rate 4.39% per annum, due July 28, 2017, secured by the assets of the Company.		5,182,951
Interest rate 4.39% per annum, due July 31, 2017, secured by the assets of the Company.		2,015,592
Interest rate 4.35% per annum, due December 27, 2016, secured by the assets of the Company.			4,620,574
Loans from Jiangsu Rugao Rural Commercial Bank
Interest rate 4.35% per annum, due July 28, 2017, guaranteed by the JV Company.		4,319,126
Loans from China Merchants Bank
Interest rate 4.35% per annum, due May 15, 2017, secured by the assets of the Company.		5,758,834
		$198,679,787	$214,086,590

The interest expense of the short-term bank loans for the years ended December 31, 2016, 2015 and 2014 were $13,154,979, $ 4,829,051 and $ 691,993, respectively.

As of December 31, 2016, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 12 – NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the Company can defer the payments until the date the bank notes payable is due. Simultaneously, depending on the requirements of the banks, the Company may need to deposit restricted cash in banks to back up the bank notes payable, while the restricted cash deposited in the banks will generate interest income.

Notes payable for December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015

Notes payable:
	7,746,564	17,024,828
Total	$7,746,564	$17,024,828

Notes payable from related party for December 31, 2016 and 2015 were summarized as follows:

	December 31,	December 31,
	2016	2015
Notes payable from related party:	4,535,082	27,773,330
Total	$4,535,082	$27,773,330

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker's acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $3,609,384 and $14,727,015 were held as collateral for the notes payable as of December 31, 2016 and December 31, 2015, respectively.

As a common business practice in China, the Company issues the notes payable to its related and unrelated supplier as a settlement for the accounts payable.

NOTE 13 –Long Term Payable

In 2013, the Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 EVs. In order to assist the Company to develop this project, in 2015, Rugao city local government provided the Company a total of RMB 236,000,000 or approximately $36 million of government assistance to be used exclusively for the Rugao project. The government assistance might be required to be repaid.

As of December 31, 2016 and 2015, the Company had long term payable amounting to $31,817,560 and $36,348,514, respectively, which were related to Rugao project.

NOTE 14 – INCOME TAXES

The applicable tax rate of the PRC Enterprise Income Tax (“EIT”) was changed from 33% to 25% on January 1, 2008, according to the Corporate Income Tax Law. The Company was incorporated in the PRC and governed by the PRC tax laws.

Reconciliation between total income tax expenses and the amount computed by applying the statutory income tax rate to income before taxes is as follows:

	Year ended
	December 31,
	2016	2015	2014
	%	%	%

Statutory rate	25	25	25
Non-taxable income	-	-	-
Non-deductible expenses	62	1	-
addition to valuation allowance	-103	-	-
Under-accrued EIT for previous years	-1	-2	-1
Effective income tax rate	-17	24	24

Provision for income taxes consisted of the following:

PRC income taxes	December 31,	December 31,	December 31,
	2016	2015	2014
Current	$2,015,926	$7,185,880	$2,402,594
Deferred		-	-
Total	$2,015,926	$7,185,880	$2,402,594

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement with a unrelated third party for the lease of Office Building in Hangzhou for a period of six years from August 1, 2014 to November 31, 2020. As of December 31, 2015, the annual rent for the factory premises was approximately $805,346 (RMB 5,351,686)

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Total

2017	$808,561
2018	847,298
2019	887,972
2020	849,712
2021 and thereafter	-
Total	$3,393,542

Rental expense to unrelated third parties for the years ended December 31, 2016, 2015 and 2014 amounted to $805,346, $720,693 and $461,124, respectively.

NOTE 16 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties during the years of 2016, 2015 and 2014:

	2016	2015	2014
Geely	$62,906,157	$221,482,179	$142,833,846
Kandi	0	55,179	356,609
ZZY	21,812,601	39,225,142	-
Total	$84,718,758	$260,762,500	$143,190,455

The following table lists the purchase from related parties during the years of 2016, 2015 and 2014:

	2016	2015	2014
Geely	$55,660,567	$206,945,901	$84,385,798
Kandi	77,708,394	152,247,082	117,707,152
ZZY	41,723,092	34,240	16,545,515
Total	$175,092,053	$359,227,222	$218,638,465

The details for amount due from related parties as of the December 31, 2016 and 2015 were as below:

	December 31,	December 31,
	2016	2015
Geely	$198,859,689	$121,722,643
Kandi	566	-
ZZY	148,218,811	30,899,588
Total due from related party	$347,079,065	$152,622,231

The details for amount due to related parties as of the December 31, 2016 and 2015 were as below:

	December 31,	December 31,
	2016	2015
Geely	$8,372,846	$10,957,569
Kandi	136,536,725	76,172,471
ZZY	29,710,152	18,247,758
Total due to related party	$174,619,723	$105,377,798