Form 10-Q
period 2017-03-31
Kandi Technologies Group, Inc.
filed 2017-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

Commission file number 001-33997

KANDI TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in charter)

Delaware	90-0363723
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jinhua City Industrial Zone
Jinhua, Zhejiang Province
People’s Republic of China
Post Code 321016
(Address of principal executive offices)

(86 - 579) 82239856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 3, 2017, the registrant had issued and outstanding 48,021,538 shares of common stock, par value $0.001 per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2017	December 31, 2016

CURRENT ASSETS
Cash and cash equivalents	$2,044,025	$12,235,921
Restricted cash	14,222,418	12,957,377
Short term investments	82,371	4,463,097
Accounts receivable	34,053,585	32,394,613
Inventories (net of provision for slow moving inventory of $464,950 and $415,797 as of March 31, 2017 and December 31, 2016, respectively	14,742,642	11,914,110
Notes receivable from JV Company and related party	1,329,481	400,239
Other receivables	576,867	66,064
Prepayments and prepaid expense	4,011,087	4,317,855
Due from employees	46,207	4,863
Advances to suppliers	16,958,367	38,250,818
Amount due from JV Company, net	130,463,405	136,536,159
Amount due from related party	10,568,992	10,484,816
Deferred taxes assets	581,806	-
Total Current assets	229,681,253	264,025,932

LONG-TERM ASSETS
Property, plants and equipment, net	14,277,542	15,194,442
Land use rights, net	11,790,750	11,775,720
Construction in progress	36,779,576	27,054,181
Deferred tax assets	3,196,909	0
Long term investments	1,378,704	1,367,723
Investment in JV Company	72,914,887	77,453,014
Goodwill	322,591	322,591
Intangible assets	392,687	413,211
Advances to suppliers	31,751,164	33,819,419
Other long term assets	8,045,747	8,271,952
Total Long-Term Assets	180,850,557	175,672,253

TOTAL ASSETS	$410,531,810	$439,698,185

CURRENT LIABILITIES
Accounts payable	$106,672,979	$115,870,051
Other payables and accrued expenses	4,338,481	4,835,952
Short-term loans	32,508,385	34,265,065
Customer deposits	169,177	41,671
Notes payable	18,761,779	14,797,325
Income tax payable	607,699	1,364,235
Due to employees	16,014	21,214
Deferred tax liabilities	-	118,643
Deferred income	1,349,098	6,363,751
Total Current Liabilities	164,423,612	177,677,907

LONG-TERM LIABILITIES
Long term bank loans	29,025,343	28,794,172
Deferred tax liabilities	-	878,639
Total Long-Term Liabilities	29,025,343	29,672,811

TOTAL LIABILITIES	193,448,955	207,350,718

Loss contingency-litigation	4,620,488	0
STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,772,138 and 47,699,638 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	47,772	47,700
Additional paid-in capital	230,387,924	227,911,477
Retained earnings (restricted portions were $4,217,753 and $4,219,808 at March 31, 2017 and December 31, 2016, respectively)	391,728	24,545,163
Accumulated other comprehensive income (loss)	(18,365,057)	(20,156,873)
TOTAL STOCKHOLDERS' EQUITY	212,462,367	232,347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,531,810	$439,698,185

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUES FROM UNRELATED PARTIES, NET	2,962,931	33,974,416
REVENUES FROM THE JV COMPANY AND RELATED PARTIES, NET	1,311,642	16,683,477

REVENUES, NET	4,274,573	50,657,893

COST OF GOODS SOLD	3,607,241	43,939,795

GROSS PROFIT	667,332	6,718,098

OPERATING EXPENSES:
Research and development	20,769,732	205,968
Selling and marketing	358,309	46,335
General and administrative	8,319,294	8,032,882
Total Operating Expenses	29,447,335	8,285,185

(LOSS) FROM OPERATIONS	(28,780,003)	(1,567,087)

OTHER INCOME (EXPENSE):
Interest income	530,642	780,181
Interest expense	(614,453)	(442,079)
Change in fair value of financial instruments	0	3,286,340
Government grants	5,067,474	194,473
Share of loss after tax of JV	(5,161,713)	(4,822,470)
Other income (expense), net	28,621	22,387
Total other expense, net	(149,429)	(981,168)

(LOSS) BEFORE INCOME TAXES	(28,929,432)	(2,548,255)

INCOME TAX BENEFIT	4,775,997	2,636,675

NET (LOSS) INCOME	(24,153,435)	88,420

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	1,791,816	1,524,639

COMPREHENSIVE (LOSS) INCOME	$(22,361,619)	$1,613,059

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,732,388	47,009,834
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,732,388	47,027,744

NET (LOSS) INCOME PER SHARE, BASIC	$(0.51)	$0.00
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.51)	$0.00

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(24,153,435)	$88,420
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,162,795	1,223,243
Asset impairments	45,831	0
Deferred taxes	(4,775,997)	(4,397,828)
Change in fair value of financial instruments	0	(3,286,340)
Share of loss after tax of the JV Company	5,161,713	4,822,470
Stock compensation costs	2,476,519	6,887,892

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease in:
Accounts receivable	(1,399,372)	(42,638,900)
Notes receivable from the JV Company and related parties	3,704,957	0
Inventories	(2,779,644)	(7,815,491)
Other receivables and other assets	(210,503)	(144,118)
Due from employees	(46,692)	(67,798)
Advances to suppliers and prepayments and prepaid expenses	21,948,470	(441,602)
Advances to suppliers-Long term	(5,682,460)	0
Amounts due from the JV Company	(15,542,072)	(47,249,577)
Due from related parties	(300,000)	34,781,767

Increase (Decrease) In:
Accounts payable	9,986,016	59,895,019
Other payables and accrued liabilities	(297,408)	(7,875,311)
Notes payable	(1,855,353)	0
Customer deposits	127,216	54,289
Income tax payable	(789,661)	1,165,635
Deferred income	(5,067,474)	0
Loss contingency-litigation	4,622,066	0
Net cash used in operating activities	$(13,664,488)	$(4,998,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plants and equipment, net	(23,492)	(29,696)
Disposal of land use rights and other intangible assets	0	13,767
Purchases of construction in progress	(1,488,409)	(28,140)
Repayment of notes receivable	-	2,724,443
Short term investments	4,418,065	(1,455,727)
Net cash provided by investing activities	$2,906,164	$1,224,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(1,161,410)	0
Proceeds from short-term bank loans	3,629,407	-
Repayments of short-term bank loans	(5,661,875)	0
Proceeds from notes payable	3,669,853	-
Warrant exercises	-	434,666
Net cash provided by financing activities	$475,975	$434,666

NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,282,349)	(3,338,917)
Effect of exchange rate changes on cash	90,453	48,024
Cash and cash equivalents at beginning of year	12,235,921	16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,044,025	13,447,666

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	786,172	595,518
Interest paid	386,973	445,176

SUPPLEMENTAL NON-CASH DISCLOSURES:
Prepayments transferred to construction in progress	8,023,030	0
Accounts payable transferred to construction in progress	980,292	0
Settlement of accounts due from the JV Company and related parties with notes receivable	22,713,442	31,350,559
Settlement of accounts receivables with notes receivable from unrelated parties	-	10,413,273
Assignment of notes receivable to suppliers to settle accounts payable	18,082,140	40,855,454
Settlement of accounts payable with notes payables	2,032,468	2,063,766

See accompanying notes to condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. Kandi Technologies changed its name from Stone Mountain Resources, Inc. to Kandi Technologies, Corp. on August 13, 2007, and on December 21, 2012, Kandi Technologies changed its name to Kandi Technologies Group, Inc. As used herein, the term the “Company” means Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China, the Company is one of the People’s Republic of China’s (“China”) leading producers and manufacturers of electric vehicle (“EV”) products, EV parts, and off-road vehicles for sale in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the partially and wholly-owned subsidiaries of Kandi Vehicles.

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
90%
10%
100%
Changxing Kandi Vehicle Maintenance Co., Ltd. ("Changxing Maintenance")
100%
Kandi Electric Vehicles (Shanghai) Co., Ltd. ("Kandi Shanghai")
Kandi Electric Vehicles (Hainan) Co., Ltd. ("Kandi Hainan")
100%
Kandi Electric Vehicles Jiangsu Co., Ltd. ("Kandi Jiangsu")
100%
100%
100%
100%
Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. ("JiHeKang")
Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. ("JiHeKang Service Company")
Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (" Liuchuang")
Kandi Electric Vehicles (Jinhua) Co., Ltd. (" Kandi Jinhua")
100%
100%
50%
Tianjin BoHaiWan Vehicle Sales Co., Ltd. ("Tianjin BoHaiWan")
Jiangsu JiDian Electric Vehicle Sales Co., Ltd. ("Jiangsu JiDian")
Hangzhou Puma Investment Management Co., Ltd. ("Puma Investment")

Operating Subsidiaries:

Pursuant to agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights and supplies battery packs to the JV Company (as such term is defined below). In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the JV Company’s direct holding company on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years).

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, generally referred to as the Micro Public Transportation (“MPT”) program. The Company, through Kandi Vehicles, has 9.5% ownership interest in the Service Company.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun, pursuant to which the JV Company acquired a 100% ownership interest in Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai.

In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing, and sales.

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment(the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co.,Ltd., a subsidiary of the Service Company), and the Company, indirectly through the JV Company, has a 25% economic interest in Puma Investment. The other 50% ownership interest is held by the Service Company.

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (the “JiHeKang Service Company”) was formed by the JV Company. The JiHeKang Service Company focuses on after-market services for EV products. The JV Company has a 100% ownership interest in the JiHeKang Service Company, and the Company, indirectly through the JV Company, has a 50% economic interest in the JiHeKang Service Company.

In January 2016, Kandi Electric Vehicles (Wanning) Co., Ltd. (“Kandi Wanning”) was renamed Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”). Kandi Hainan was originally formed in Wanning City in Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013, and was transferred to Haikou City in January 2016. Kandi Vehicles has a 90% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 10% ownership interest. In fact, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% of the profits and losses) of Kandi Hainan as Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy.

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang. Jiangsu JiDian is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan.

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing. Changxing Maintenance is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance.

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd.(“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

The Company’s primary business operations are designing, developing, manufacturing and commercializing EV products, EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV-related products, with a particular emphasis on expanding its market share in China.

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $65,257,641 as of March 31, 2017, a decrease of $21,090,384 from $86,348,025 as of December 31, 2016. As of March 31, 2017, the Company had credit lines from commercial banks of $32,363,258. The Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations.

The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. The Company believes this practice has been ongoing year after year and that short-term bank loans remain available on normal trade terms if needed.

NOTE 3 – BASIS OF PRESENTATION

The Company maintains its general ledger and journals using the accrual method of accounting for financial reporting purposes. The Company’s financial statements and notes are the representations of the Company’s management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States and have been consistently applied in the Company’s presentation of its financial statements.

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1) Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company incorporated under the laws of Hong Kong;

(2) Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3) Kandi New Energy, a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%). Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4) Yongkang Scrou, a wholly-owned subsidiary of Kandi Vehicles; and

(5) Kandi Hainan, a subsidiary 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1) The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(2) Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has 50% economic interest in Kandi Changxing;

(3) Kandi Jinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua;

(4) JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang;

(5) Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai;

(6) Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu;

(7) The JiHeKang Service Company, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in the JiHeKang Service Company.

(8) Tianjin BoHaiWan, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan;

(9) Changxing Maintenance, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance;

(10) Liuchuang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

All intra-entity profits and losses with regards to the Company’s equity method investees have been eliminated.

NOTE 5 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risks

The Company’s operations are conducted in China. As a result, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy. In addition, the Company’s earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is the Company’s functional currency. Accordingly, the Company’s operating results are affected by changes in the exchange rate between the U.S. dollar and the RMB.

The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s performance may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3—defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, short-term bank loans, notes payable, and warrants.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $18,761,779 and $14,797,325 at March 31, 2017 and December 31, 2016, respectively.

Warrants, which are accounted for as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 at March 31, 2017 and December 31, 2016, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of March 31, 2017, and December 31, 2016, includes time deposits on account for earning interest income. As of March 31, 2017, and December 31, 2016, the Company’s restricted cash was $14,222,418 and $12,957,377, which includes a one-year Certificate of Time Deposit (CD) of $11,610,137 with Hangzhou Bank Jinhua Branch, of which $5,805,069 will mature on September 29, 2017, and the remainder will mature on October 29, 2017.

(d) Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded for periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive collection efforts. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of March 31, 2017, and December 31, 2016, the Company had no allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge.

As of March 31, 2017, and December 31, 2016, credit terms with the Company’s customers were typically 210 to 720 days after delivery. The Company extended credit terms with its certain customers to a much longer period as referenced above because of delayed subsidy payments for EV sales from the Chinese government.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 2.70% to 6.00% annually. As of March 31, 2017, the Company had notes receivable from JV Company and related parties of $1,329,481, which notes receivable typically mature within 6 months.

(g) Advances to Suppliers

Advance to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of December 31, 2016, the Company made total advance payments of RMB 744 million (approximately $108 million) to Nanjing Shangtong as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solution contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan.

Advances for raw material purchases are typically settled within two months of the Company’s receipt of the raw materials. Prepayment is offset against the purchase price after the equipment or materials are delivered.

(h) Property, Plants and Equipment

Property, plants and equipment are carried at cost less accumulated depreciation. Depreciation is calculated over the asset’s estimated useful life using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Molds	5 years

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the Company’s accounts and any gain or loss is included in the statements of income. The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. $507,944 of interest expenses have been capitalized for CIP as of March 31, 2017.

(j) Land Use Rights

According to Chinese law, land in China is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the Chinese government grants the user a “land use right” to use the land. The land use rights granted to the Company are amortized using the straight-line method over a term of fifty years.

(k) Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as “ASC 360”). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

The Company recognized no impairment loss during the reporting period.

(l) Revenue Recognition

Revenue represents the invoiced value of goods sold. Revenue is recognized when the Company ships the goods to its customers and all of the following criteria are met:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

The Company recognized revenue when the products and the risks they carry are transferred to the other party.

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $20,769,732 and $205,968 for the three months ended March 31, 2017, and March 31, 2016, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended March 31, 2017 and March 31, 2016, respectively, the Company’s subsidiaries recognized $5,067,474 and $194,473 in grants from the Chinese government.

(o) Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred tax calculation represents the Company management’s best estimate of the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization will be uncertain.

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

	March 31,	December 31,	March 31,
	2017	2016	2016
Period end RMB : USD exchange rate	6.890530	6.94585	6.45080
Average RMB : USD exchange rate	6.888178	6.64520	6.54144

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

(r) Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision makers rely upon the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by the Company’s chief operating decision makers, the Company has only one operating segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

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

The recognition of stock option expenses is based on awards expected to vest. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock-based option expenses for the three months ended March 31, 2017 and March 31, 2016, were $1,133,519 and $6,109,666, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

(t) Warrant Costs

The Company’s warrant costs are recorded as liabilities in accordance with ASC 480, ASC 505 and ASC 815.

We adopted the binomial tree valuation approach to estimate the fair value of the warrants. Using binomial tree valuation approach, it is assumed that the life of the warrant (from Valuation Date to Expiration Date) is typically divided into many steps (or nodes). In each step there is a binomial stock price movement. With more steps, possible stock price paths are implicitly considered. Valuation of the warrant is performed iteratively, starting at each of the final nodes (those that may be reached at the time of expiration), and then working backwards through the tree towards the first node (valuation date). The value computed at each stage is the value of the warrant at that point in time.

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

As of March 31, 2017 and March 31, 2016, the Company determined that its goodwill was not impaired.

(v) Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of March 31, 2017. The amortization expenses for intangible assets were $20,524 and $20,524 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

The Company has concluded, based on the contractual arrangements, that Kandi New Energy is a VIE and that the Company’s wholly-owned subsidiary, Kandi Vehicles, absorbs a majority of the risk of loss from the activities of this company, thereby enabling the Company, through Kandi Vehicles, to receive a majority of its respective expected residual returns.

Additionally, because Kandi New Energy is under common control with other entities, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the owners collectively own 100% of Kandi New Energy, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized the Voting Rights Proxy Agreement, the Company believes that the owners collectively have control and common control of Kandi New Energy. Accordingly, the Company believes that Kandi New Energy was constructively held under common control by Kandi Vehicles as of the time the contractual agreements were entered into, establishing Kandi Vehicles as their primary beneficiary. Kandi Vehicles, in turn, is owned by Continental, which is owned by the Company.

(y) Reclassification

Certain amounts included in the 2016 consolidated balance sheets have been reclassified to conform to the 2017 financial statement presentation as follows:

The Company has reclassified other long term assets of $33,819,419 for the year ended December 31, 2016 to advances to suppliers in long term assets.

As a result of such reclassification, other long term assets for the year ended December 31, 2016 has changed from $42,091,371 to $8,271,952.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended March 31, 2017 and March 31, 2016, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Accounts Receivable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Customers	2017	2016	2017	2016
Yongkang Dingji Import & Export Co., Ltd.,	32%		1%
Jinhua Chaoneng Automobile Sales Co. Ltd.	32%	59%	15%	19%
Kandi Electric Vehicles Group Co., Ltd.	31%	26%	37%	53%

(b) Suppliers

For the three-month periods ended March 31, 2017 and March 31, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Suppliers	2017	2016	2017	2016
Dongguan Chuangming Battery Technology Co., Ltd.	38%	47%	23%	22%
Zhejiang Tianneng Energy Technology Co., Ltd.	20%	32%	15%	15%

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended March 31, 2017 and March 31, 2016, the average number of potentially dilutive common shares was 0 and 17,910, respectively. The potential dilutive common shares as at the three months ended March 31, 2017 and March 31, 2016, were 4,400,000 and 5,849,419 shares respectively.

The following is the calculation of earnings per share:

	For three months ended
	March 31,
	2017	2016
Net (Loss) income	$(24,153,435)	$88,420
Weighted average shares used in basic computation	47,732,388	47,009,834
Dilutive shares	–	17,910
Weighted average shares used in diluted computation	47,732,388	47,027,744

Earnings per share:
Basic	$(0.51)	$0.00
Diluted	$(0.51)	$0.00

NOTE 10 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2017	2016
Accounts receivable	$34,053,585	$32,394,613
Less: Provision for doubtful debts	–	–
Accounts receivable, net	$34,053,585	$32,394,613

NOTE 11 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2017	2016
Raw material	$4,623,141	$2,529,149
Work-in-progress	2,799,983	1,786,087
Finished goods	7,784,468	8,014,671
Total inventories	15,207,592	12,329,907
Less: provision for slow moving inventories	(464,950)	(415,797)
Inventories, net	$14,742,642	$11,914,110

NOTE 12 – NOTES RECEIVABLE

Notes receivable from the JV Company and related parties as of March 31, 2017, and December 31, 2016, are summarized as follows:

	March 31,	December 31,
	2017	2016
Notes receivable as below:
Bank acceptance notes	1,329,481	400,239
Notes receivable	$1,329,481	$ 400,239

Details of notes receivable from the JV Company and related parties as of March 31, 2017, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	1,329,481	Kandi Electric Vehicles Group Co., Ltd.	Join Venture of the Company	Payments for sales	Not due

Details of notes receivable from the JV Company and related parties as of December 31, 2016, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	400,239	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 – PLANTS AND EQUIPMENT

Plants and equipment as of March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
At cost:
Buildings	$13,081,653	$12,977,465
Machinery and equipment	7,193,441	8,585,666
Office equipment	480,556	475,162
Motor vehicles	346,596	321,207
Molds	26,675,932	26,463,472
	47,778,178	48,822,972
Less : Accumulated depreciation
Buildings	$(4,091,010)	$ (3,948,909)
Machinery and equipment	(6,734,311)	(8,107,884)
Office equipment	(235,012)	(216,226)
Motor vehicles	(281,595)	(274,197)
Molds	(22,108,077)	(21,031,086)
	(33,450,005)	(33,578,302)
Less: provision for impairment for fixed assets	(50,631)	(50,228)
Plants and equipment, net	$14,277,542	$15,194,442

As of March 31, 2017 and December 31, 2016, the net book value of plants and equipment pledged as collateral for bank loans was $8,839,153 and $8,875,111, respectively.

Depreciation expenses for the three months ended March 31, 2017 and March 31, 2016 were $1,064,568 and $1,132,732, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights as of March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Cost of land use rights	$14,394,930	$14,280,282
Less: Accumulated amortization	(2,604,180)	(2,504,562)
Land use rights, net	$11,790,750	$11,775,720

As of March 31, 2017, and December 31, 2016, the net book value of land use rights pledged as collateral for the Company’s bank loans was $8,670,447 and $8,660,097, respectively. Also see Note 16.

The amortization expenses for the three months ended March 31, 2017 and March 31, 2016, were $79,538 and $69,987, respectively. Amortization expenses for the next five years and thereafter is as follows:

2017(Nine Months)	$238,614
2018	318,152
2019	318,152
2020	318,152
2021	318,152
Thereafter	10,279,528
Total	$11,790,750

NOTE 15 – CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EVs annually. Also in 2013, the Company contracted with an unrelated third party supplier, Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”), to purchase a production line in connection with the manufacturing facility and to help develop a new EV model. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning City to the Haikou City high-tech zone. Based on our agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Because of this change, part of the construction-in-progress previously recorded was transferred back to the advances to suppliers in accordance with the revised contract terms and technical requirements. The Hainan facility is currently under construction and is expected to be ready for trial production in the middle of 2017.

No depreciation is provided for CIP until such time as the Hainan facility is completed and placed into operation.

The contractual obligations under CIP of the Company as of March 31, 2017 are as follows:

	Total in CIP as of		Total
	March 31,	Estimate to	contract
Project	2017	complete	amount
Kandi Hainan facility	$36,779,576	$37,781,322	$74,560,898
Total	$36,779,576	$37,781,322	$74,560,898

As of March 31, 2017, and December 31, 2016, the Company had CIP amounting to $36,779,576 and $27,054,181, respectively.

$507,944 and $0 of interest expense has been capitalized for CIP for three months ended March 31, 2017 and 2016, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate of 4.698% per annum, due on April 21, 2017, paid off on April 20, 2017, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife. Also see Note 13 and Note 14.	11,319,884	11,229,727
Loans from Hangzhou Bank
Interest rate of 4.35% per annum, due on October 12, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	7,082,184	7,025,778
Interest rate of 4.35% per annum, due July 3, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	10,478,149	10,394,696
Interest rate of 4.35% per annum, paid off on March 23, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.		5,614,864
Interest rate of 4.35% per annum, due March 26, 2018, secured by the assets of the Company. Also see Note 13 and Note 14.	3,483,041
Loans from Individual Third Party
Interest rate of 12% per annum	145,127
	$32,508,385	34,265,065

Long-term loans are summarized as follows:

	March 31,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate of 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	29,025,343	28,794,172
	$29,025,343	28,794,172

The interest expense of short-term and long-term bank loans for the three months ended March 31, 2017, and 2016 was $614,453 and $442,079, respectively.

As of March 31, 2017, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 17 – NOTES PAYABLE

By issuing bank notes payable rather than paying cash to suppliers, the Company can defer payments until the bank notes payable are due. Depending on bank requirements, the Company may need to deposit restricted cash in banks to back up the bank notes payable, while the restricted cash deposited in the banks will generate interest income.

Notes payable for March 31, 2017 and December 31, 2016 were summarized as follows:

	March 31,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017		400,239
Due March 29, 2017		1,439,709
Due June 21, 2017	1,451,267	1,439,709
Due July 6, 2017	1,161,014
Due July 20, 2017	870,760
Other Notes Payable:
Due May 6, 2017	2,942,967	11,517,669
Due July 18, 2017	5,805,069
Due September 2, 2017	2,176,901
Due December 31, 2017	4,353,802
Total	$18,761,779	$14,797,325

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker’s acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $3,483,041 and $3,279,656 were held as collateral for the notes payable as of March 31, 2017, and December 31, 2016, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

NOTE 18 – TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented, which reduced rate will expire in 2017. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. The applicable CIT rate of each of the Company’s three other subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the JV Company and its subsidiaries, and the Service Company is 25%.

After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s final effective tax rate for March 31, 2017, and 2016 was 16.51% and 103.47%, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for March 31, 2017 and 2016.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2017, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for three months ended March 31, 2017, due to a net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the three months ended March 31, 2017 and 2016 are summarized as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2017	2016
Current:
Provision for CIT	$–	$1,761,153
Provision for Federal Income Tax		–
Deferred:
Provision for CIT	(4,775,997)	(4,397,828)
Income tax expenses (benefit)	$(4,775,997)	$(2,636,675)

The Company’s income tax expenses differ from the “expected” tax expenses for three months ended March 31, 2017 and 2016 (computed by applying the U.S. Federal Income Tax rate of 34% and the PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2017	2016
Expected taxation at PRC statutory tax rate	$(7,232,358)	(637,064)
Effect of differing tax rates in different jurisdictions	(243,494)	(703,686)
Non-taxable income	–	–
Non-deductible expenses	776,485	763,369
Research and development super-deduction	(15,219)	(21,993)
Under-accrued EIT for previous years	–	–
Effect of PRC preferential tax rates	1,011,300	(91,215)
Addition to valuation allowance	919,923	(1,946,086)
Other	7,367	–
Income tax expenses (benefit)	$(4,775,997)	(2,636,675)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$–	$–
Expense	774,728	72,742
Depreciation	217,195	230,156
Loss carried forward	31,006,226	28,107,972
less: valuation allowance	(26,568,638)	(27,709,850)
Total deferred tax assets,net of valuation allowance	5,429,512	701,021
Deferred tax liabilities:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	–	–
Expense	1,650,797	1,698,303
Depreciation	–	–
Other	–	–
Accumulated other comprehensive gain	–	–
Total deferred tax liability	1,650,797	1,698,303
Net deferred tax assets (liabilities)	$3,778,715	$(997,282)

As of March 31, 2017 the Company had cumulative net losses of approximately $78.14 million, $0.00 and $18.41 million deriving from entities in the United States, Hong Kong, and the PRC respectively. The cumulative net loss in the PRC and the United States can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net loss of entities in the PRC and the United States will begin to expire in 2022 if not utilized. The cumulative net loss in Hong Kong can be carried forward without an expiration date.

Income (loss) before income taxes from PRC and non-PRC sources for the three months ended March 31, 2017 and 2016 are summarized as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2017	2016
Income(loss) before income taxes consists of:
PRC	$(27,250,721)	$1,254,848
Non-PRC	(1,678,711)	(3,803,103)
Total	$(28,929,432)	$(2,548,255)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of deferred tax assets
Balance at December 31, 2016	26,820,811
Additions-change to tax expense	919,923
Deduction-expired of loss carried forward	1,172,096
Balance at March 31, 2017	26,568,638

(b) Tax Holiday Effect

For the three months ended March 31, 2017, and 2016, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2017 and 2016.

The combined effects of income tax expense exemptions and reductions available to the Company for three months ended March 31, 2017 and 2016 are as follows:

	For Three Months Ended
	March 31,
	2017	2016
Tax benefit (holiday) credit	$(15,219)	$(113,208)
Basic net income per share effect	$0.000	$(0.002)

NOTE 19 – STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $1,133,519 in stock compensation expenses associated with stock options booked as of March 31, 2017.

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2016	4,900,000	$9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2017	4,566,667	9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(166,667)	9.72
Outstanding as of March 31, 2017	4,400,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

As of March 31, 2017 and December 31, 2016, all the Warrants had been exercised and the derivative liability relating to the warrants issued to the investors and a placement agent was $0.

NOTE 20 – STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), and as compensation, the Board authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months, beginning in July 2011.

As compensation for Mr. Jerry Lewin’s service as a member of the Board, the Board authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, beginning in August 2011.

As compensation for Ms. Kewa Luo’s service as the Company’s investor relation officer, the Board authorized the Company to provide Ms. Kewa Luo with 5,000 shares of Company’s common stock every six months, beginning in September 2013.

In November 2016, the Company entered into a three-year employment agreement with Mr. Mei Bing, who is now the Company’s Chief Financial Officer. Under the agreement, Mr. Mei Bing is entitled to receive an aggregate of 10,000 shares of common stock each year, vested in four equal quarterly installments of 2,500 shares.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the Board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of three or six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees, comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve any increase in the number of shares reserved under the 2008 Plan if all the shares originally reserved are granted. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year, with the other terms remaining the same. On February 13, 2017, the Board of Directors authorized the Company to grant 246,900 shares of common shares to certain management members as compensation for their past services under the 2008 Plan.

The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. Stock-based compensation expenses are calculated based on grant date fair value and number of awards expected to be earned at the end of each quarter and recognized in the quarter. In subsequent periods, stock-based compensation expenses are adjusted based on grant date fair value and the change of number of awards expected to be earned. Final stock-based compensation expenses for the year are calculated based on grant date fair value and number of awards earned for the year and recognized at the end of year.

As of March 31, 2017 and 2016, the Company recognized $1,059,950 and $755,301 of employee stock award expenses under General and Administrative Expenses, respectively.

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2017	2016
Gross carrying amount:
Trade name	4.25 years	$492,235	$492,235
Customer relations	4.25 years	304,086	304,086
		796,321	796,321
Less: Accumulated amortization
Trade name		$(249,502)	$(236,815)
Customer relations		(154,132)	(146,295)
		(403,634)	(383,110)
Intangible assets, net		$392,687	$413,211

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $20,524 and $20,524 for the three months ended March 31, 2017 and 2016, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2017 (nine months)	$61,571
2018	82,095
2019	82,095
2020	82,095
2021	82,095
Thereafter	2,736
Total	$392,687

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In order to improve JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the JV Company on October 26, 2016, by purchasing the 50% in the JV Company held by Shanghai Guorun at a purchase price exceeding the cash amount of the aggregate of the original investment and past shared profits. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company now has a 50% indirect economic interest in Kandi Changxing through its 50% ownership interest in the JV Company.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. The JV Company has a 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the JV Company acquired 100% of the ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is now a wholly-owned subsidiary of the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai.

In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The JV Company had a 19% ownership interest in the Service Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd., and in August 2015, the JV Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the JV Company no longer has any ownership in the Service Company.

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. The JV Company has a 50% ownership interest in Puma Investment and the Company, indirectly through its 50% ownership interest in the JV Company, has a 25% economic interest in Puma Investment.

In November 2015,Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (“JiHeKang Service Company”) was formed by the JV Company. The JV Company has a 100% ownership interest in JiHeKang Service Company and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Service Company.

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang. Jiangsu JiDian is engaged in the car sales business. Because JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”). Tianjin BoHaiWan is engaged in the car sales business. Because JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan.

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing. Changxing Maintenance is engaged in the car repair and maintenance business. Because Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd.(“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

As of March 31, 2017, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Kandi Jinhua; (3) its 100% interest in JiHeKang; (4) its 100% interest in Kandi Shanghai; (5) its 100% interest in Kandi Jiangsu; (6) its 100% interest in JiHeKang Service; (7) its 100% interest in Jiangsu JiDian; (8) its 100% interest inTianjin BoHaiWan; (9) its 100% interest in Changxing Maintenance; and (10) its 100% interest in Liuchuang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the three months ended March 31, 2017, and 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	March 31,
	2017	2016
Condensed income statement information:
Net sales	$1,277,619	$(495,567)
Gross loss	(336,757)	(1,062,647)
Net loss	(10,607,728)	(8,068,447)
Company’s equity in net income of the JV Company	$(5,303,864)	$(4,034,224)

	March 31,	December 31,
	2017	2016
Condensed balance sheet information:
Current assets	$507,244,372	$514,958,008
Noncurrent assets	175,934,717	177,563,800
Total assets	$683,179,089	$692,521,808
Current liabilities	497,169,688	505,356,626
Noncurrent liabilities	40,018,692	31,817,560
Equity	145,990,709	155,347,622
Total liabilities and equity	$683,179,089	$692,521,808

For the three months ended March 31, 2017, and 2016, the JV Company’s revenues were primarily derived from the sales of EV parts and services in China. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months ended
	March 31,
	2017	2016
Investment in the JV Company, as of the beginning of the period,	$77,453,014	$90,337,899
Share of profit (loss)	(5,303,864)	(4,034,224)
Intercompany transaction elimination	(80,495)	(789,329)
Year 2016 unrealized profit realized	222,646	1,083
Exchange difference	623,586	519,013
Investment in the JV Company, end of the period	$72,914,887	$86,034,442

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended March 31, 2017, were $1,311,642 or 31% of the Company’s total revenue, a decrease of 90.3% from the same quarter last year. Sales to the JV Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts. The breakdown of sales to the JV Company and its subsidiaries is as follows:

	Three Months ended
	March 31,
	2017	2016
JV Company	$1,311,642	$13,085,636
Kandi Changxing	–	160,597
Kandi Shanghai	–	158,201
Kandi Jinhua	–	52,264
Kandi Jiangsu	–	18,277.00
Total sales to JV	$1,311,642	$13,474,975

The following tables summarizes the effects of sale and purchase transactions with the JV Company:

	Three Months ended
	March 31,
	2017	2016
Sales to the JV Company	$1,311,642	$13,474,975
Purchases from the JV Company	$–	$–

As of March 31, 2017 and December 31, 2016, the amount due from (to) the JV Company and its subsidiaries, net, was $130,463,405 and $136,536,159, respectively, of which the majority were balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	March 31,	December 31,
	2017	2016

Kandi Shanghai	$124,533	$281,657
Kandi Changxing	16,270,434	16,359,155
Kandi Jinhua	5,091,073	5,050,525
Kandi Jiangsu	355,084	352,587
JV Company	108,622,281	114,492,235
Consolidated JV Company and subsidiaries	$130,463,405	$136,536,159

The amounts due from the JV Company include six short-term loans in the total amount of $42,812,382 that Kandi Vehicles lent to the JV Company. Each such loan carries an annual interest rate of 4.35%.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

As of March 31, 2017, and December 31, 2016, the Company provided guarantees for the following parties:

(1)	Guarantees for bank loans

	March 31,	December 31,
Guarantees provided to:	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	4,208,675	4,175,155
Nanlong Group Co., Ltd.	2,902,534	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	47,166,183	46,790,530
Total	$54,277,392	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL's loan in the amount of $2,902,534 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company, but it has provided guarantees for the Company in the past. Under this guarantee contract, the Company agreed to perform all the obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $10,884,504 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,208,675 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties, and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank, with the Company and three other parties assuming joint liability for the default. ZSICL and the Company appealed the ruling results on February 6, 2017, and the court rejected the appeal on March 29, 2017. As of March 31, 2017, the Company has an accrued liability of approximately $4.6 million for estimated contingent losses in connection with this matter.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $36,281,679 from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to September 14, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

All guarantee periods are two years from the date of expiry of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties.

As of March 31, 2017 and December 31, 2016, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Contingencies

As of March 31, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

	March 31,	December 31,
Loss contingencies – litigation	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	$4,620,488	$-
Total	$4,620,488	$-

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company only has operations in China.

The following table sets forth revenues by geographic area:

	Three Months Ended March 31,
	2017		2016
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$1,516,164	35%	$621,722	1%
China	2,758,409	65%	50,036,170	99%
Total	$4,274,573	100%	$50,657,893	100%

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
The Service Company	–	3,208,502
Total	$–	3,208,502

The details for amounts due from related parties (other than the JV Company) as of March 31, 2017 and December 31, 2016 were as below:

	March 31,	December 31,
	2017	2016
The Service Company	10,568,992	10,484,816
Total due from related parties	$10,568,992	10,484,816

The Company has a 9.5% ownership interest in the Service Company and Mr.Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company, please refer to Note 22.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 as of March 31, 2017 and December 31, 2016, in accordance with our management's judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $464,950 and $415,797 of decline in net realizable value of inventory as of March 31, 2017 and December 31, 2016, respectively, due to our provision for slow moving inventory.

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

Our revenue recognition policies for our EV products, EV parts and legacy products, including ATVs, go-karts and other products are the same: When the products are delivered, the associated risk of loss is deemed transferred, and we recognize revenue at that time.

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

Warranty Liability

Most of our non-EV products (“Legacy Products”) are exported out of China to foreign countries that have legal and regulatory requirements with which we are not familiar. The development of warranty policies for our Legacy Products in each of these countries would be virtually impossible and prohibitively expensive. Therefore, we provide price incentives and free parts to our customers and in exchange, our customers establish appropriate warranty policies and assume warranty responsibilities.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the three months ended March 31, 2017, we recognized total revenue of $4,274,573 as compared to $50,657,893 for the three months ended March 31, 2016, a decrease of $46,383,320, or 91.6%, primarily due to weak EV parts demand from the JV Company and its subsidiaries because of the overruling and re-announcement of the MIIT’s (as such term is defined below) directory of recommended models of new energy vehicles as a result of the PRC government’s new subsidy policies effective as of January 1, 2017, as well as the extended delays of subsidy payments for EVs manufactured in previous years resulting from the Chinese government’s industry-wide subsidy review in 2016, which resulted in temporary difficulties for the JV Company to increase production. Our primary source of revenue is from the sale of our EV parts, which accounted for 62.3% of our total revenue in the three months ended March 31, 2017. For the three months ended March 31, 2017, our EV parts revenues were $2,664,895, a decrease of $43,515,964, or 94.2%, as compared to our EV parts revenues of $46,180,859 for the three months ended March 31, 2016. We continue to increase our sales of our legacy products and off-road vehicle revenue increased $909,914 from the year ago period, or 130.0%, to $1,609,678 for the three months ended March 31, 2017 as compared to the same period a year ago, mainly as a result of organic growth. For the three months ended March 31, 2017, we recorded $667,332 of gross profits, a decrease of 90.1% from the same period of 2016, primarily due to the decrease of revenue from the sale of EV parts. Gross margin for the three months ended March 31, 2017, was 15.6%, an increase from 13.3% from the three months ended March 31, 2016. We recorded a net loss of $24,153,435 for the three months ended March 31, 2017, compared to net income of $88,420 in the same period of 2016, largely due to significantly increased R&D costs of $20,769,732 to develop a new EV model to prepare the Company for business growth in the coming years, an accrued contingent loss of approximately $4.6 million for a litigation case as well as decreased profits this quarter. Excluding the effects of stock award expenses, which were $2,477,144 and $6,887,892 for the three months ended March 31, 2017, and 2016, respectively, and the change of the fair value of financial derivatives, which were $0 and a gain of $3,286,340 for the three months ended March 31, 2017, and 2016, respectively, our net loss (non-GAAP) was $21,676,291 for the three months ended March 31, 2017, as compared to net income (non-GAAP) of $3,689,972 for the three months ended March 31, 2016, a decrease of $25,366,263 or 687.4%.

The construction of our Hainan manufacturing facility is on track and we expect it to be ready as planned for trial production in the middle of 2017. This facility is expected to have an annual manufacturing capacity of 100,000 EV products when fully operational. During the first quarter of 2017, we increased our R&D efforts, and the design and development of the new EV model has progressed significantly. Our new EV model is a mid-tier pure electric vehicle designed for our targeted market with innovative built in technology and state-of-the-art body and interior designs to meet the preferences and demands of today’s educated customers. We expect this new model will be well received by the public and will become a new revenue growth engine for our business going into the post-subsidy era.

In January 2017, the Chinese Ministry of Industry and Information Technology (the “MITT”) made its first public announcement of those EV models qualified to receive national subsidies in its Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Directory of New Energy Vehicles”). Kandi’s Model K11, developed by the JV Company, was successfully included in the MIIT’s first updated list. The new list overrules the previously-established rights to receive national subsidies for EV models that were included in the previously announced lists. In April 2017, three more Kandi models, the Kandi Model K12, the Kandi ModelK10D, and the Kandi Model K12A, were included in the MIIT’s Annual Directory of New Energy Vehicles. In addition, the original Kandi Model K17A was included in the MIIT’s “Third Annual Directory of New Energy Vehicles” as a modified vehicle model. Thus, all the EV products manufactured by the JV Company have now obtained recommendations in the MIIT’s three recent directories and are now eligible to receive government subsidies, which recommendations have laid a solid foundation for the growth of our business towards gaining our leading market position in the future.

Following the completion of the government’s subsidy review, as expected, the government gradually resumed issuing subsidy payments. The EVs manufactured by the JV Company in 2015 have received total subsidy payments of RMB 603.5 million, or approximately $87.6 million, from the Chinese government, of which a prepayment of RMB 364.5 million, or approximately $52.9 million, was received on August 10, 2015, and RMB 239 million, or approximately $34.7 million, was received on April 21, 2017. After the third central government subsidy payment for 2015 was received, there will be an annual settlement of all subsidy payments for 2015, and we expect to receive a further central government subsidy payment of approximately RMB 400 million or approximately $58.1 million. The resumption of the government’s subsidy payments will greatly help us to regain revenue growth momentum during the remainder of 2017.

In addition, the JV Company has for the first time obtained a RMB 730 million approximately $105.8 million supply chain finance (SCF) program, to be used as capital support for the JV Company, from the National Economic and Technological Development Zone of Rugao City. The first tranche of RMB 197 million or approximately $28.6 million has already been received, and the remainder will be provided according to the JV Company’s capital requirements. With the subsidy installment payments we are now receiving and this generous financing support, the JV Company resumed normal production activities in May.

During recent months, we made significant progress towards the JV Company’s to receiving its EV manufacturing license approval. Our application was accepted by the National Development and Reform Commission, or the Commission on March 20, 2017, and from April 13, 2017 to April 15, 2017, the project evaluation and assessment team of experts made an on-site visit to conduct a comprehensive inspection and evaluation of the JV Company’s research and development, trial production, and manufacturing capabilities. The JV Company received top marks from the evaluation and assessment team’s experts. Pursuant to the application process, the team of experts submitted its appraisal report to the Commission on May 4, 2017, and we expect we will receive feedback from the Commission in the near future.

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	% of Revenue	March 31, 2016	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	2,962,931	69.3%	33,974,416	67.1%	(31,011,485)	(91.3%)
REVENUES FROM THE JV COMPANY AND RELATED PARTIES, NET	1,311,642	30.7%	16,683,477	32.9%	(15,371,835)	(92.1%)

REVENUES, NET	4,274,573		50,657,893		(46,383,320)	(91.6%)

COST OF GOODS SOLD	3,607,241	84.4%	43,939,795	86.7%	(40,332,554)	(91.8%)

GROSS PROFIT	667,332	15.6%	6,718,098	13.3%	(6,050,766)	(90.1%)

OPERATING EXPENSES:
Research and development	20,769,732	485.9%	205,968	0.4%	20,563,764	9984.0%
Selling and marketing	358,309	8.4%	46,335	0.1%	311,974	673.3%
General and administrative	8,319,294	194.6%	8,032,882	15.9%	286,412	3.6%
Total Operating Expenses	29,447,335	688.9%	8,285,185	16.4%	21,162,150	255.4%

(LOSS) FROM OPERATIONS	(28,780,003)	(673.3%)	(1,567,087)	(3.1%)	(27,212,916)	1736.5%

OTHER INCOME (EXPENSE):
Interest income	530,642	12.4%	780,181	1.5%	(249,539)	(32.0%)
Interest expenses	(614,453)	(14.4%)	(442,079)	(0.9%)	(172,374)	39.0%
Change in fair value of financial instruments	0	0.0%	3,286,340	6.5%	(3,286,340)	(100.0%)
Government grants	5,067,474	118.5%	194,473	0.4%	4,873,001	2505.7%
Share of loss after tax of the JV Company	(5,161,713)	(120.8%)	(4,822,470)	(9.5%)	(339,243)	7.0%
Other income (expense), net	28,621	0.7%	22,387	0.0%	6,234	27.8%
Total other expenses, net	(149,429)	(3.5%)	(981,168)	(1.9%)	831,739	(84.8%)

(LOSS) BEFORE INCOME TAXES	(28,929,432)	(676.8%)	(2,548,255)	(5.0%)	(26,381,177)	1035.3%

INCOME TAX BENEFIT	4,775,997	111.7%	2,636,675	5.2%	2,139,322	81.1%

NET (LOSS) INCOME	(24,153,435)	(565.0%)	88,420	0.2%	(24,241,855)	(27416.7%)

(a) Revenue

For the three months ended March 31, 2017, our revenue was $4,274,573 compared to $50,657,893 for the same period of 2016, a decrease of $46,383,320 or 91.6%. Our products include EV parts and off-road vehicles, including ATVs, utility vehicles, go-karts, and others. The decrease in revenue was mainly due to the significant decrease in EV parts sales during this quarter. The selling prices of our products for the three months ended March 31, 2017 decreased slightly on average from the same period last year. The decrease in revenue was primarily due to the decrease of sales volume.

The following table summarizes our revenues by product types for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	Sales	Sales
EV parts	$2,664,895	$46,180,859
EV products	-	3,777,270
Off-road vehicles	1,609,678	699,764
Total	$4,274,573	$50,657,893

EV Parts

Among our total revenues during the three months ended March 31, 2017, approximately $2,664,895, or 62.3%, resulted from the sale of EV parts. We started our EV parts business in 2014, and revenue from EV parts decreased $43,515,964 or 94.2% compared to the first quarter of 2016. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, which accounted for 62.3% of total sales. Among total sales for the three months ended March 31, 2017, approximately 40.1% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 18.8% of total sales were related to sales of EV controllers, approximately 2.9% of the total sales were related to sales of air conditioning units, and approximately 0.5% of total sales were related to sales of EV drive motors.

During the three months ended March 31, 2017 and 2016, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 31% and 27% of our total net revenue for the quarter, respectively. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

During the three months ended March 31, 2017 and 2016, our revenue from the sale of EV parts to the Service Company was 0.0% and 6.3% of total sales, respectively. The Service Company purchased the battery packs for speed upgrades and other EV parts for repair and maintenance.

Off-Road Vehicles

Among our total revenues during the three months ended March 31, 2017, approximately $1,609,678, or 37.7%, resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $909,914, or 130.0% compared to the same period of 2016, mainly due to its organic growth.

(b) Cost of goods sold

Cost of goods sold was $3,607,241 during the three months ended March 31, 2017, representing a decrease of $40,332,554, or 91.8%, compared to that of the same period of 2016. The decrease was primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company.

(c) Gross profit

The margins by products for the three months ended March 31, 2017 and 2016 are as below:

	Three Months Ended March 31,
	2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,664,895	2,186,923	477,972	17.9%	$46,180,859	39,621,682	6,559,177	14.2%
EV products	-	-	-	-	3,777,270	3,713,644	63,626	1.7%
Off-road vehicles	1,609,678	1,420,318	189,360	11.8%	699,764	604,469	95,295	13.6%
Total	$4,274,573	3,607,241	667,332	15.6%	$50,657,893	43,939,795	6,718,098	13.3%

Gross profit for the first quarter of 2017 decreased 90.1% to $667,332, compared to $6,718,098 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin increased to 15.6% compared to 13.3% for the same period of 2016. The increase in our gross margin was mainly due to the increased gross margin attributable to our EV parts business in the three months ended March 31, 2017.

(d) Research and development

Research and development expenses were $20,769,732 for the first quarter of 2017, an increase of $20,563,764 or 9984.0% compared to the same period of last year. This increase was primarily due to significantly increased research and development expenses related to the development of a new EV model at Hainan facility for the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, approximately 98.9% and 0% of our research and development expenses were spent on the research and development of a new EV product model at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e) Sales and marketing expenses

Selling and distribution expenses were $358,309 for the first quarter of 2017, compared to $46,335 for the same period last year, an increase of $311,974 or 673.3%. This increase was primarily attributable to the amortization of product maintenance expenses for batteries during this period, which expenses will be amortized over the next eight years.

(f) General and administrative expenses

General and administrative expenses were $8,319,294 for the first quarter of 2017, compared to $8,032,882 for the same period of last year, an increase of $286,412 or 3.6%. For the three months ended March 31, 2017, general and administrative expenses included $2,477,144 in expenses for common stock awards to employees and consultants, compared to $6,887,892 for the same period in 2016. Excluding stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2017 were $5,842,150, an increase of $4,697,160, or 410.2%, from $1,144,990 for the same period of 2016. The increase was largely due to the contingent loss of approximately $4.6 million accrued in connection with a litigation.

(g) Government grants

Government grants were $5,067,474 for the first quarter of 2017, compared to $194,473 for the same quarter last year, representing an increase of $4,873,001, or 2505.7%, which was primarily due to subsidies we received from the Hainan provincial government to assist our development of a new EV model.

(h) Interest income

Interest income was $530,642 for the first quarter of 2017, a decrease of $249,539 or 32.0% compared to the same period of last year. This decrease was primarily attributable to decreased interest rates on loans to the JV Company. The interest rate was reduced to 4.35% in the first quarter of 2017 from 8.7% in the first quarter of 2016 although the loan amount increased from the same quarter last year. In addition, we had interest income from a loan to a third party in the first quarter last year but we didn’t have such loan in the first quarter of 2017.

(i) Interest expenses

Interest expenses were $614,453 in the first quarter of 2017, an increase of $172,374 or 39.0% compared to the same period of last year. This increase was primarily due to the additional interest expenses of $173,214 associated with the note payable to a third party although the overall loan interest rates decreased in general in the first quarter of 2017 as compared to that of the same period last year. Of the interest expenses, $60,529, and $0 were discounts associated with the settlement of bank acceptance notes for the three months ended March 31, 2017 and 2016, respectively.

(j) Change in fair value of financial instruments

For the first quarter of 2017, the gain related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $0, a decrease of $3,286,340 to the same period of last year, which was mainly the result of all remaining unexercised warrants expiring as of March 31, 2017.

(k) Share of loss after tax of the JV Company

For the first quarter of 2017, the JV Company’s net sales were $1,277,619, gross loss was $336,757, and net loss was $10,607,728. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $5,303,864 for the first quarter of 2017. After eliminating intra-entity profits and losses, our share of the after tax losses of the JV Company was $5,161,713 for the first quarter of 2017, an increase of loss of $339,243 compared to the same period of last year. The increase of the JV Company’s losses was because no EV product was sold in the first quarter of 2017 due to the re-announcement of the MIIT’s directory of recommended models of new energy vehicles as a result of new government’s subsidy policies effective as of January 1, 2017 as well as the extended delays of subsidy payments for EVs manufactured in previous years, which resulted in temporary difficulties for the JV Company to increase production.

During the first quarter of 2017 and 2016, the JV Company sold no EV products.

(l) Other income, net

Net other income was $28,621 for the first quarter of 2017, an increase of $6,234 or 27.8% compared to the same period of last year.

(m) Net income (loss) from continuing operation

Net loss was $24,153,435 for the first quarter of 2017, a negative change of $24,241,855 compared to net income $88,420 for the same period of last year. The negative change was primarily attributable to significantly decreased sales and gross profits, losses from the JV Company and significantly increased R&D expenses. Excluding the effects of stock compensation expenses, which were $2,477,144 and $6,887,892 for the first quarter of 2017 and 2016, respectively, and the change of the fair value of financial derivatives which was $0 and an income of $3,286,340 for the three months ended March 31, 2017 and 2016, respectively, our non-GAAP net loss was $21,676,291 for the three months ended March 31, 2017 as compared to non-GAAP net income $3,689,972 for the same period of 2016, a negative change of $25,366,263, or 687.4%. The decrease in net income (non-GAAP) was primarily attributable to the decrease in revenue and gross profits, the JV Company’s net losses, and significantly increased R&D expenses made in an effort to prepare the Company for future business growth.

We make reference to certain non-GAAP financial measure, i.e., the adjusted net income. Management believes that such adjusted financial results are useful to investors in evaluating our operating performance because they present meaningful measures of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with measures of financial performance prepared in accordance with GAAP.

	Three Months Ended
	March 31,
	2017	2016
GAAP net (loss) income from continuing operations	$(24,153,435)	$88,420
Stock award expenses	2,477,144	6,887,892
Change of the fair value of financial derivatives	0	(3,286,340)
Non-GAAP net (loss) income from continuing operations	$(21,676,291)	$3,689,972

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first quarter of 2017, cash used in operating activities was $13,664,488, as compared to cash used in operating activities of $4,998,230 for the same period of last year. The major operating activities that provided cash for the first quarter of 2017 were a decrease in advances to suppliers and prepayments and prepaid expenses of $21,948,470 and an increase in accounts payable of $9,986,016. The major operating activities that used cash for first quarter of 2017 were net losses of $24,153,435 and an increase in accounts due from the JV Company of $15,542,072.

For the first quarter of 2017, cash provided by investing activities was $2,906,164, as compared to cash provided by investing activities of $1,224,647 for the same period of last year. The major investing activity that provided cash for the first quarter of 2017 was the decrease in short term investments of $4,418,065. The major investing activities that used cash for first quarter of 2017 were $1,488,409 of purchases of construction in progress.

For the first quarter of 2017, cash provided by financing activities was $475,975, as compared to cash provided by financing activities of $434,666 for the same period of last year. The major financing activities that provided cash for the first quarter of 2017 were proceeds from notes payable of $3,669,853 and proceeds from short-term bank loans of $3,629,407. The major financing activities that used cash for first quarter of 2017 were $5,661,875 of repayments of short-term bank loans.

Working Capital

We had a working capital surplus of $65,257,641 at March 31, 2017, compared to $86,348,025 as of December 31, 2016.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2017 were as follows:

Three months Ended
March 31, 2017
(In Thousands)
Capital requirements
Purchases of plants and equipment	$23
Purchases of construction in progress	1,488
Repayments of short-term bank loans	5,662
Increase in restricted cash	1,161
Internal cash used in operations	13,664
Total capital Requirements	$21,998

Capital provided
Proceeds from short-term bank loan	3,629
Proceeds from notes payable	3,670
Repayments of short term investments	4,418
Decrease in cash	10,192
Total capital provided	$21,909

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D obligations	$8,707,603	-	8,707,603	-	-
Hainan obligations	15,673,685	-	15,673,685	-	-
Long-term loans from Haikou Rural Credit Cooperative	$29,025,343	-	-	29,025,343	-
Total	$53,406,632	-	24,381,289	29,025,343	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of March 31, 2017,the total revised contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $132 million, of which RMB 744,000,000 or approximately $108 million has been paid and RMB168,000,000 or approximately $24 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term loans:

Short-term loans are summarized as follows:

	March 31,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate of 4.698% per annum, due on April 21, 2017, paid off on April 20, 2017, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife. Also see Note 13 and Note 14.	11,319,884	11,229,727
Loans from Hangzhou Bank
Interest rate of 4.35% per annum, due on October 12, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	7,082,184	7,025,778
Interest rate of 4.35% per annum, due July 3, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	10,478,149	10,394,696
Interest rate of 4.35% per annum, paid off on March 23, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.		5,614,864
Interest rate of 4.35% per annum, due March 26, 2018, secured by the assets of the Company. Also see Note 13and Note 14.	3,483,041
Loans from Individual Third Party
Interest rate of 12% per annum	145,127
	$32,508,385	34,265,065

Long-term loans are summarized as follows:

	March 31,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	29,025,343	28,794,172
	$29,025,343	28,794,172

Notes payable:

	March 31,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017		400,239
Due March 29, 2017		1,439,709
Due June 21, 2017	1,451,267	1,439,709
Due July 6, 2017	1,161,014
Due July 20, 2017	870,760
Other Notes Payable:
Due May 6, 2017	2,942,967	11,517,669
Due July 18, 2017	5,805,069
Due September 2, 2017	2,176,901
Due December 31, 2017	4,353,802
Total	$18,761,779	$14,797,325

Guarantees and pledged collateral for third party bank loans

As of March 31, 2017 and December 31, 2016, we provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	March 31,	December 31,
Guarantees provided to:	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	4,208,675	4,175,155
Nanlong Group Co., Ltd.	2,902,534	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	47,166,183	46,790,530
Total	$54,277,392	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL's loan amount of $2,902,534 from Shanghai Pudong Development Bank Jinhua Branch with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company but it has provided guarantees for the Company in the past. Under the guarantee contract, the Company agreed to perform all obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein. On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for the bank loans of $10,884,504 from Bank of China with a related loan period from July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,208,675 from Ping An Bank with a related loan period from September 29, 2015 to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties for this default and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank with the Company and three other parties assuming joint liability for this default. ZSICL and the Company appealed the ruling results on February 6, 2017 and the court rejected the appeal on March 29, 2017. As of March 31, 2017, the Company has an accrued liability of approximately $4.6 million for the estimated contingent loss in connection with this matter.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for the bank loans of $36,281,679 from China Import & Export Bank with related loan period from December 14, 2015 to December 13, 2016, which was extended to September 14, 2017. Under this guarantee contract, the Company agreed to perform all obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contract.

(2)	Pledged collateral for a third party bank loans

As of March 31, 2017 and December 31, 2016, none of our land use rights or plants and equipment were pledged as collateral securing bank loans to third parties.

Contingencies

As of March 31, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

	March 31,	December 31,
Loss contingencies - litigation	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	$4,620,488	$-
Total	$4,620,488	$-

Recent Development Activities:

On April 4, 2017, we announced that the Geely Global Hawk electric vehicle (“EV”) model SMA7000BEV05 (Kandi Model K12), SMA7000BEV06 (Kandi ModelK10D), and SMA7000BEV07 (Kandi Model K12A) developed by the JV Company have been included in the Ministry of Industry and Information Technology of the People’s Republic of China’s (the “MIIT”) Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Third Annual Directory of New Energy Vehicles”) as new vehicle models in the MIIT’s third public announcement of 2017. In addition, the Geely Global Hawk EV model SMA7000BEV25 (Kandi Model K17A) has been included in the MIIT’s Third Annual Directory of New Energy Vehicles as the modified vehicle model.

On April 24, 2017, we announced that EVs manufactured by the JV Company in 2015 have received total subsidy payments of RMB 603.5 million (approximately $87.6 million) from the Chinese government for 2015, of which a prepayment of RMB 364.5 million (approximately $52.9 million) was received on August 10, 2015, and RMB 239 million (approximately $34.7 million) was received on April 21, 2017. Once the third central government subsidy payment for 2015 is received, there will be an annual settlement of all subsidy payments for 2015, and a further central government subsidy payment of RMB 400 million (approximately $58.1 million) is expected to arrive. With subsidy payment installments of arriving gradually, we will redouble our efforts to grow our business and hope to achieve more promising results in 2017.

On May 2, 2017, we announced that the JV Company has for the first time obtained a RMB 730 million (approximately US$105.8 million) supply chain finance (SCF) program, to be used as capital support for the JV Company, from the National Economic and Technological Development Zone of Rugao City. The first tranche of RMB 197 million (approximately US$28.6 million) has already been received, and the remainder will be provided according to the JV Company’s capital requirements. With the subsidy installment payments we are now receiving and the generous support of the Rugao Economic and Technological Development Zone, the JV Company resumed normal production activities in May. The JV Company’s management team is confident about regaining momentum in EV sales in 2017.

During the recent months, we have made significant progress towards the JV Company’s receiving EV manufacturing license approval. Our application was accepted by the National Development and Reform Commission, or the Commission on March 20, 2017, and from April 13, 2017 to April 15, 2017, the project evaluation and assessment team of experts made an on-site visit to conduct a comprehensive inspection and evaluation of the JV Company’s research and development, trial production, and manufacturing capabilities. The JV Company received top marks from the evaluation and assessment team’s experts. Pursuant to the application process, the team of experts submitted its appraisal report to the Commission on May 4, 2017, and we expect we will receive feedback from the Commission in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $16.3 million and notes receivable from JV Company and related parties of $1.3 million as of March 31, 2017. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2017, we had $32.5 million of short-term bank loans and $29.0 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

China's consumer inflation grew mildly in March 2017, as stable prices reinforced the view that the world's second largest economy is firming up. According to the National Bureau of Statistics of China, China's consumer prices rose 0.9% year-on-year in March of 2017, which could have an adverse effect on our business.

Economic and Political Risks

Our operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment in China and foreign currency exchange. Our performance may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2017. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 which we filed with the SEC on March 16, 2017, our management concluded that, as of December 31, 2016, material weaknesses existed in our internal control over financial reporting which affected the effectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

i.	We increased on-job trainings and mentorship to the accounting and finance personnel responsible for daily operation, consolidation and financial reporting to enhance their knowledge of the Company’s accounting policies and procedures. Our accounting and finance staff attended three on-site and off-site accounting and tax trainings organized by local professional organizations to keep current with accounting rules, regulations and industry trends.

ii.	We conducted a review of our financial statement consolidation and reporting models and made necessary changes to streamline our processes and procedures used in the Company’s period closing and financial reporting and to strengthen the controls of the conversion and development of U.S. GAAP based financial statements.

As a result, the Company saw a steady improvement in its internal controls over financial reporting and the staff’s abilities to handle U.S. GAAP-based reporting. We intend to fully implement our remediation plans that were disclosed in our Annual Report on Form 10-K that was filed on March 16, 2017 to address the material weaknesses and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth below, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation or financial statements.

In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”), the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties (please refer to Note 23 of the notes to our condensed consolidated financial statements contained in this report). On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. ZSICL and the Company appealed the ruling results on February 6, 2017 and the court rejected the appeal on March 29, 2017. As of March 31, 2017, the Company has an accrued liability of approximately $4.6 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. Currently, ZSICL is negotiating with Ping An Bank to settle the case. The Company expects the likelihood of incurring losses in connection with this matter is low.

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 will need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. We believe that the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss, if any, associated with these lawsuits.

In May 2017, a purported shareholder derivative action based on the same underlying events described above was filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

Other than the above described legal proceedings, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the above contingencies related to the shareholder class actions.

Item 1A. Risk Factors.

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

As disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017, management observed material weaknesses relating to our 2015 and 2014 financial statements that resulted in the addition of separate audited financial statements of the JV Company, the correction in accounting for income taxes and the reclassification of financial statement line items and related financial disclosures.

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

The newly announced central government subsidy support policies effective as of January 1, 2017, call for a 20% reduction in central government subsidies per car in 2017 from the 2016 level and total local government subsidy match to be not more than 50% of total central government subsidies per car. The reduction of subsidies from both the central government and local governments will inevitably increase the costs to the consumers to purchase our JV Company’s EVs if our JV Company cannot lower sale prices to compensate consumers for the subsidy reductions, which may cause temporary pressure for the JV Company to expand its EV sales. The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might also cause delays in collection of accounts receivable from our business partners, which will temporarily increase the pressure on our working capital for continuing operations. The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Date: May 10, 2017	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

