Form 10-Q
period 2017-06-30
Kandi Technologies Group, Inc.
filed 2017-08-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As of August 3, 2017, the registrant had issued and outstanding 48,021,538 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) – Three Months and Six Months Ended June 30, 2017 and 2016	2

	Condensed Consolidated Statements of Cash Flows (unaudited) –Six Months Ended June 30, 2017 and 2016	3

	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	65

PART II — OTHER INFORMATION

Item 1.	Legal proceedings	66

Item 1A.	Risk Factors	67

Item 6.	Exhibits	68

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2017	December 31, 2016

Current assets
Cash and cash equivalents	$7,407,032	$12,235,921
Restricted cash	22,708,654	12,957,377
Short term investment	-	4,463,097
Accounts receivable	34,964,666	32,394,613
Inventories (net of provision for slow moving inventory of $465,096 and $415,797 as of June 30, 2017 and December 31, 2016, respectively	13,427,455	11,914,110
Notes receivable from JV Company and related party	-	400,239
Other receivables	1,185,804	66,064
Prepayments and prepaid expense	4,319,890	4,317,855
Due from employees	33,076	4,863
Advances to suppliers	15,009,973	38,250,818
Amount due from JV Company, net	138,908,557	136,536,159
Amount due from related party	10,742,243	10,484,816
TOTAL CURRENT ASSETS	248,707,350	264,025,932

LONG-TERM ASSETS
Property, Plant and equipment, net	13,533,421	15,194,442
Land use rights, net	11,903,213	11,775,720
Construction in progress	43,655,614	27,054,181
Deferred taxes assets	4,394,192	-
Long Term Investment	1,401,304	1,367,723
Investment in JV Company	65,258,976	77,453,014
Goodwill	322,591	322,591
Intangible assets	372,163	413,211
Advances to suppliers	29,972,701	33,819,419
Other long term assets	7,880,223	8,271,952
TOTAL Long-Term Assets	178,694,398	175,672,253

TOTAL ASSETS	$427,401,748	$439,698,185

CURRENT LIABILITIES
Accounts payables	$111,356,483	$115,870,051
Other payables and accrued expenses	5,269,999	4,835,952
Short-term loans	32,008,732	34,265,065
Customer deposits	177,328	41,671
Notes payable	37,289,011	14,797,325
Income tax payable	1,435,646	1,364,235
Due to employees	26,156	21,214
Deferred taxes liabilities	-	118,643
Deferred income	1,371,213	6,363,751
Loss contingency-litigation	2,950,114	-
Total Current Liabilities	191,884,682	177,677,907

LONG-TERM LIABILITIES
Long term bank loans	29,501,136	28,794,172
Deferred taxes liabilities	-	878,639
Total Long-Term Liabilities	29,501,136	29,672,811

TOTAL LIABILITIES	221,385,818	207,350,718

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,021,538 and 47,699,638 shares issued and outstanding at June 30,2017 and December 31,2016, respectively	48,022	47,700
Additional paid-in capital	232,380,792	227,911,477
Retained earnings (the restricted portion is $4,217,753 and $4,219,808 at June 30,2017 and December 31, 2016, respectively)	(11,166,290)	24,545,163
Accumulated other comprehensive income (loss)	(15,246,594)	(20,156,873)
TOTAL STOCKHOLDERS' EQUITY	206,015,930	232,347,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$427,401,748	$439,698,185

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES FROM UNRELATED PARTY, NET	$1,153,555	$6,979,488	$4,116,486	$40,953,904
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	26,171,724	48,237,880	27,483,366	64,921,357

REVENUES, NET	27,325,279	55,217,368	31,599,852	105,875,261

COST OF GOODS SOLD	23,568,343	46,762,331	27,175,584	90,702,126

GROSS PROFIT	3,756,936	8,455,037	4,424,268	15,173,135

OPERATING EXPENSES:
Research and development	5,142,041	494,193	25,911,773	700,161
Selling and marketing	402,253	730,443	760,562	776,778
General and administrative	1,558,652	9,625,194	9,877,946	17,658,076
Total Operating Expenses	7,102,946	10,849,830	36,550,281	19,135,015

LOSS FROM OPERATIONS	(3,346,010)	(2,394,793)	(32,126,013)	(3,961,880)

OTHER INCOME (EXPENSE):
Interest income	559,425	785,152	1,090,067	1,565,333
Interest expense	(548,810)	(432,318)	(1,163,263)	(874,397)
Change in fair value of financial instruments	0	526,558	0	3,812,898
Government grants	262,137	1,503,384	5,329,611	1,697,857
Share of (loss) profit after tax of JV	(8,738,254)	4,918,633	(13,899,967)	96,163
Other income, net	121,556	286,790	150,177	309,177
Total other (expense) income, net	(8,343,946)	7,588,199	(8,493,375)	6,607,031

(LOSS) INCOME BEFORE INCOME TAXES	(11,689,956)	5,193,406	(40,619,388)	2,645,151

INCOME TAX BENEFIT (EXPENSE)	131,939	(2,400,226)	4,907,936	236,449

NET (LOSS) INCOME	(11,558,017)	2,793,180	(35,711,452)	2,881,600

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Foreign currency translation	3,118,462	(7,152,903)	4,910,278	(5,628,264)

COMPREHENSIVE LOSS	$(8,439,555)	$(4,359,723)	$(30,801,174)	$(2,746,664)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,974,974	47,601,286	47,854,351	47,305,560
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,974,974	47,601,286	47,854,351	47,311,584

NET (LOSS) INCOME PER SHARE, BASIC	$(0.24)	$0.06	$(0.75)	$0.06
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.24)	$0.06	$(0.75)	$0.06

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,711,452)	$2,881,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,334,776	2,458,160
Assets Impairments	38,548	-
Deferred taxes	(5,415,959)	(4,645,415)
Change in fair value of financial instruments	-	(3,812,898)
Share of loss after tax of JV Company	13,899,967	(96,163)
Stock Compensation cost	4,493,187	15,134,658

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(2,826,433)	(45,728,877)
Notes receivable	-	229,449
Notes receivable from JV Company and related party	4,875,795	-
Inventories	(1,242,422)	9,189,542
Other receivables and other assets	(498,376)	(9,424,711)
Due from employee	(23,344)	(56,998)
Advances to supplier and Prepayments and prepaid expenses	23,946,781	(12,953,797)
Advances to suppliers-Long term	(4,099,879)	-
Amount due from JV Company	(21,853,571)	(84,064,780)
Due from related party	-	29,188,707

Increase (Decrease) In:
Accounts payable	25,017,146	92,266,667
Other payables and accrued liabilities	127,252	6,009,203
Notes payable	(2,731,692)	(3,824,162)
Customer deposits	132,765	154,168
Income Tax payable	(31,314)	3,363,489
Deferred income	(5,077,291)	-
Loss contingency-litigation	2,909,151	-
Net cash used in operating activities	$(1,736,365)	$(3,732,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(128,509)	(37,554)
Disposal of land use rights and other intangible assets	-	13,775
Purchases of construction in progress	(1,029,516)	(1,356,866)
Repayment of notes receivable	-	4,953,787
Short Term Investment	4,509,183	1,602,698
Net cash provided by investing activities	$3,351,158	$5,175,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(9,302,161)	1,300,215
Proceeds from short-term bank loans	13,963,923	-
Repayments of short-term bank loans	(17,018,531)	-
Proceeds from notes payable	5,713,368	-
Warrant exercise	-	434,666
Net cash (used in) provided by financing activities	$(6,643,401)	$1,734,881

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,028,608)	3,178,563
Effect of exchange rate changes on cash	199,530	(383,266)
Cash and cash equivalents at beginning of year	12,235,921	16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	7,406,843	19,533,856

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,001,501	1,051,032
Interest paid	742,958	877,496

SUPPLEMENTAL NON-CASH DISCLOSURES:
Prepayment transferred to Construction in progress	8,712,000	-
Acquisition of Construction in progress by Accounts Payable	5,974,383	-
Settlement of due from JV Company and related parties with notes receivable	22,819,847	34,866,384
Settlement of accounts receivables with notes receivable from unrelated parties	1,076,386	12,714,237
Assignment of notes receivable to supplier to settle accounts payable	19,424,810	49,046,178
Settlement of accounts payable with notes payables	18,839,444	4,796,570
Deferred tax change to other comprehensive income	24,486	-

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the JV Company’s -shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Geely Holding entrusted Hu Xiaoming, Chairman of the Board of the JV Company, to hold 19% equity of the JV Company from its 50% holding of the JV Company on behalf of Geely Holding as a nominal holder. On the same day, Geely Holding transferred its remaining 31% equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Li Shufu, Chairman of the Board of Geely Holding. On May 25, 2017, Mr. Hu pledged its 19% equity in the JV Company held on behalf of Geely Holding to Geely Holding. On June 30, 2017, due to the JV Company’s operational needs, Kandi Vehicle pledged its 50% equity in the JV Company to Geely Holding as counter-guarantee because Geely Holding provides 100% guarantee on the JV Company’s borrowings. Despite of the pledge, guarantee and counter-guarantee arrangements stated above, there is no change in control with respect to the 50% ownership held by each shareholder of the JV Company.

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

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in Kandi Jinhua, JiHeKang, and JiHeKang Service Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and JiHeKang Service Company.

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

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $56,822,668 as of June 30, 2017, a decrease of $29,525,357 from $86,348,025 as of December 31, 2016. As of June 30, 2017, the Company had credit lines from commercial banks of $31,713,721. Although the Company expects the most of the Company’s outstanding trade receivables from its customers will be collected in next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company because the most of them are indirectly impacted by the timely receiving of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables and the Company can’t control the timing of the receiving of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations. As of the date of this report, the Company has refinanced more than 75% of its current short-term loans with the banks and expects to maintain approximately current debt level for the next twelve months given the Company’s current financial position and business development needs.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $37,289,011 and $14,797,325 at June 30, 2017 and December 31, 2016, respectively.

Warrants, which are accounted for as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 at June 30, 2017 and December 31, 2016, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of June 30, 2017, and December 31, 2016, includes time deposits on account for earning interest income. As of June 30, 2017, and December 31, 2016, the Company’s restricted cash was $22,708,654 and $12,957,377, which includes a one-year Certificate of Time Deposit (CD) of $11,800,454 with Hangzhou Bank Jinhua Branch, of which $5,900,227 will mature on September 29, 2017, and the remainder will mature on October 29, 2017.

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

(e) Accounts Receivable and Due from the JV Company and Related Parties

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

As of June 30, 2017, and December 31, 2016, credit terms with the Company’s customers were typically 210 to 720 days after delivery. The Company extended credit terms with its certain customers, mainly the JV Company whose outstanding balance has already exceeded the originally granted credit terms to a much longer period because of delayed subsidy payments for EVs sold by the JV Company from the Chinese government. Because of the industry-wide subsidy review, the Chinese government temporarily delayed the issuing of the subsidy payments for the EVs sold in 2015 and 2016, which negatively impacted the JV Company’s cash flow position and caused its delay in repaying the Company. By extending the credit term to maximum 720 days, it will allow them to have sufficient time to repay the Company when the government resumes the subsidy payments. According to the government’s subsidy policies, the EV sold in 2015 and 2016 by the JV Company are eligible for receiving the subsidies and Chinese government has a good record on paying subsidies. Therefore, the Company believes the issues associated with the outstanding receivables due from the JV Company is timing rather than collectability. Since the collectability is reasonably assured, as of June 30, 2017, and December 31, 2016, the Company had no allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserve any allowance for doubtful accounts if it becomes necessary.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of June 30, 2017 and December 31, 2016, the Company had notes receivable from JV Company and other related parties of $0 and $400,239, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advance to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of June 30, 2017, the Company had made a total advance payments of RMB744 million (approximately $110 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solution contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After transferred to construction in progress and expensed for R&D purposes, the Company had $14,806,230 left in Advance to Suppliers in current assets and $18,983,323 left in Advance to Suppliers in long-term assets as of June 30, 2017.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. $1,044,012 of interest expenses have been capitalized for CIP as of June 30, 2017.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $5,142,041 and $494,193 for the three months ended June 30, 2017 and 2016, respectively. Research and development expenses were $25,911,773 and $700,161 for the six months ended June 30, 2017 and 2016, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended June 30, 2017 and 2016, respectively, the Company’s subsidiaries recognized $262,137 and $1,503,384 in grants from the Chinese government. For the six months ended June 30, 2017 and 2016, respectively, the Company’s subsidiaries recognized $5,329,611 and $1,697,857 in grants from the Chinese government.

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the website: http:// www.ofx.com

	June 30,	December 31,	June 30,
	2017	2016	2016
Period end RMB : USD exchange rate	6.779400	6.945850	6.646140
Average RMB : USD exchange rate	6.874859	6.645200	6.537380

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

The stock-based option expenses for the three months ended June 30, 2017 and June 30, 2016, were $1,994,993 and $4,998,817, respectively. The stock-based option expenses for the six months ended June 30, 2017 and June 30, 2016, were $3,128,512 and $11,108,483, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

(t) Goodwill

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

As of June 30, 2017 and June 30, 2016, the Company determined that its goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of June 30, 2017. The amortization expenses for intangible assets were $20,524 and $20,524 for the three months ended June 30, 2017 and June 30, 2016, respectively. The amortization expenses for intangible assets were $41,048 and $41,048 for the six months ended June 30, 2017 and June 30, 2016, respectively.

(v) Accounting for Sale of Common Stock and Warrants

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

(w) Consolidation of variable interest entities

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-1 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for the Company in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-1 to have a material impact on its consolidated financial statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended June 30, 2017 and June 30, 2016, the Company’s major customer, who accounted for more than 10% of the Company’s consolidated revenue, was as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Customers	2017	2016	2017	2016
Kandi Electric Vehicles Group Co., Ltd.	94%	76%	40%	53%

For the six-month periods ended June 30, 2017 and June 30, 2016, the Company’s major customer, who accounted for more than 10% of the Company’s consolidated revenue, was as follows:

	Sales		Trade Receivable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Customers	2017	2016	2017	2016
Kandi Electric Vehicles Group Co., Ltd.	86%	52%	40%	53%

Trade receivable includes accounts receivable, amount due from the JV Company net of loans to the JV Company, and amount due from other related parties.

(b) Suppliers

For the three-month periods ended June 30, 2017 and June 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Suppliers	2017	2016	2017	2016
Dongguan Chuangming Battery Technology Co., Ltd.	22%	47%	14%	22%
Zhejiang Tianneng Energy Technology Co., Ltd.	17%	12%	13%	15%
Zhuhai Enpower Electrical Co., Ltd.	13%	-	6%	-

For the six-month periods ended June 30, 2017 and June 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Suppliers	2017	2016	2017	2016
Dongguan Chuangming Battery Technology Co., Ltd.	25%	47%	14%	22%
Zhejiang Tianneng Energy Technology Co., Ltd.	17%	22%	13%	15%
Zhuhai Enpower Electrical Co., Ltd.	12%	-	6%	-

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended June 30, 2017 and June 30, 2016, the average number of potentially dilutive common shares was 0 and 0, respectively. For the six months ended June 30, 2017 and June 30, 2016, the average number of potentially dilutive common shares was 0 and 6,024, respectively. The potential dilutive common shares as at the six months ended June 30, 2017 and June 30, 2016, were 4,400,000 and 5,106,395 shares respectively.

 The following is the calculation of earnings per share for the three-month periods ended June 30, 2017 and 2016:

	For three months ended
	June 30,
	2017	2016
Net income	$(11,558,017)	$2,793,180
Weighted average shares used in basic computation	47,974,974	47,601,286
Dilutive shares	-	-
Weighted average shares used in diluted computation	47,974,974	47,601,286

Earnings per share:
Basic	$(0.24)	$0.06
Diluted	$(0.24)	$0.06

The following is the calculation of earnings per share for the six-month periods ended June 30, 2017 and 2016:

	For six months ended
	June 30,
	2017	2016
Net income	$(35,711,452)	$2,881,600
Weighted average shares used in basic computation	47,854,351	47,305,560
Dilutive shares	-	6,024
Weighted average shares used in diluted computation	47,854,351	47,311,584

Earnings per share:
Basic	$(0.75)	$0.06
Diluted	$(0.75)	$0.06

NOTE 10 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2017	2016
Accounts receivable	$34,964,666	$32,394,613
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$34,964,666	$32,394,613

NOTE 11 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2017	2016
Raw material	$4,594,174	$2,529,149
Work-in-progress	4,108,073	1,786,087
Finished goods	5,190,304	8,014,671
Total inventories	13,892,551	12,329,907
Less: provision for slowing moving inventories	(465,096)	(415,797)
Inventories, net	$13,427,455	$11,914,110

NOTE 12 – NOTES RECEIVABLE

Notes receivable from the JV Company and related parties as of June 30, 2017, and December 31, 2016, are summarized as follows:

	June 30,	December 31,
	2017	2016

Bank acceptance notes	-	400,239
Total notes receivable	$-	$400,239

Details of notes receivable from the JV Company and related parties as of December 31, 2016, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	400,239	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 – PLANTS AND EQUIPMENT

Plants and equipment as of June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
At cost:
Buildings	$13,296,092	$12,977,465
Machinery and equipment	7,328,252	8,585,666
Office equipment	494,476	475,162
Motor vehicles	360,991	321,207
Molds	27,177,509	26,463,472
	48,657,320	48,822,972
Less : Accumulated depreciation
Buildings	$(4,270,277)	$(3,948,909)
Machinery and equipment	(6,865,730)	(8,107,884)
Office equipment	(256,922)	(216,226)
Motor vehicles	(283,853)	(274,197)
Molds	(23,395,655)	(21,031,086)
	(35,072,437)	(33,578,302)
Less: provision for impairment for fixed assets	(51,462)	(50,228)
Plant and equipment, net	$13,533,421	$15,194,442

As of June 30, 2017 and December 31, 2016, the net book value of plants and equipment pledged as collateral for bank loans was $8,875,078 and $8,875,111, respectively.

Depreciation expenses for the three months ended June 30, 2017 and June 30, 2016 were $1,071,612 and $1,130,545, respectively. Depreciation expenses for the six months ended June 30, 2017 and June 30, 2016 were $2,134,346 and $2,263,277, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights as of June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Cost of land use rights	$14,630,896	$14,280,282
Less: Accumulated amortization	(2,727,683)	(2,504,562)
Land use rights, net	$11,903,213	$11,775,720

As of June 30, 2017, and December 31, 2016, the net book value of land use rights pledged as collateral for the Company’s bank loans was $8,752,429 and $8,660,097, respectively. Also see Note 16.

The amortization expenses for the three months ended June 30, 2017 and June 30, 2016, were $79,845 and $83,849, respectively. The amortization expenses for the six months ended June 30, 2017 and June 30, 2016, were $159,383 and $153,836, respectively. Amortization expenses for the next five years and thereafter is as follows:

2017(Six Months)	$159,383
2018	318,766
2019	318,766
2020	318,766
2021	318,766
Thereafter	10,468,766
Total	$11,903,213

NOTE 15 – CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EVs annually. Also in 2013, the Company contracted with an unrelated third party supplier, Nanjing Shangtong, to purchase a production line in connection with the manufacturing facility and to help develop a new EV model. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on our agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Because of this change, part of the construction-in-progress previously recorded was transferred back to the advances to suppliers in accordance with the revised contract terms and technical requirements. The Hainan facility construction improvement is currently underway. The Company started to assemble the prototype model in the end of July and plans to send it to National Testing Center for inspection in the coming months. Once the prototype passes the inspection, the Company will launch the trial production thereafter.

No depreciation is provided for CIP until such time as the Hainan facility is completed and placed into operation.

The contractual obligations under CIP of the Company as of June 30, 2017 are as follows:

	Total in CIP as of	Estimate	Total
Project	June 30,	to	contract
	2017	complete	amount
Kandi Hainan facility	$43,655,614	$38,671,989	$82,327,603

Total	$43,655,614	$38,671,989	$82,327,603

As of June 30, 2017, and December 31, 2016, the Company had CIP amounting to $43,655,614 and $27,054,181, respectively.

$536,068 and $0 of interest expense has been capitalized for CIP for three months ended June 30, 2017 and 2016, respectively. $1,044,012 and $0 of interest expense has been capitalized for CIP for six months ended June 30, 2017 and 2016, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, due on April 25, 2018, , secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife,and guaranteed by company's subsidiaries. Also see Note 13 and Note 14.	10,325,398	11,229,727
Loans from Hangzhou Bank
Interest rate 4.35% per annum, due on October 12, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,198,277	7,025,778
Interest rate 4.35% per annum, due July 3, 2017, paid off on July 3, 2017 and the new due date is July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	10,649,910	10,394,696
Interest rate 4.35% per annum, paid off on March 23, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	5,614,864
Interest rate 4.35% per annum, due March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,540,136	-
Loans from Individual Third Party
Interest rate 12% per annum	295,011	-
	$32,008,732	34,265,065

Long-term loans are summarized as follows:

	June 30,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	29,501,136	28,794,172
Total:	$29,501,136	28,794,172

The interest expense of short-term and long-term bank loans for the three months ended June 30, 2017, and 2016 was $548,810 and $432,318, respectively. The interest expense of short-term and long-term bank loans for the six months ended June 30, 2017, and 2016 was $1,163,263 and $874,397, respectively.

As of June 30, 2017, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $10,844,399 and $3,279,656 were held as collateral for the notes payable as of June 30, 2017, and December 31, 2016, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for June 30, 2017 and December 31, 2016 were summarized as follows:

	June 30,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017	-	400,239
Due March 29, 2017	-	1,439,709
Due June 21, 2017	-	1,439,709
Due July 6, 2017	1,180,045	-
Due September 23, 2017	8,850,341	-
Due October 21, 2017	803,906	-
Due November 2, 2017	6,637,756	-
Due November 4, 2017	885,034	-
Due December 6, 2017	885,034	-
Due December 22, 2017	91,731	-
Due June 21, 2018	360,893	-
Other Notes Payable:
Due May 6, 2017	-	11,517,669
Due May 6, 2019	17,594,271
Total	$37,289,011	$14,797,325

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

After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s final effective tax rate for June 30, 2017, and 2016 was 12.08% and -8.94%, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for June 30, 2017 and 2016.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2017, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2017, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for six months ended June 30, 2017, due to a net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the three months and six months ended June 30, 2017 and 2016 are summarized as follows:

	For Three Months Ended
	June 30,
	(Unaudited)
	2017	2016
Current:
Provision for CIT	$508,023	$2,647,813
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	(639,962)	(247,587)
Income tax expense (benefit)	$(131,939)	$2,400,226

	For Six Months Ended
	June 30,
	(Unaudited)
	2017	2016
Current:
Provision for CIT	$508,023	$4,408,966
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	(5,415,959)	(4,645,415)
Income tax expense (benefit)	$(4,907,936)	$(236,449)

The Company’s income tax expenses differ from the “expected” tax expenses for six months ended June 30, 2017 and 2016 (computed by applying the U.S. Federal Income Tax rate of 34% and the PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Six Months Ended
	June 30,
	(Unaudited)
	2017	2016
Expected taxation at PRC statutory tax rate	$(10,154,847)	$661,288
Effect of differing tax rates in different jurisdictions	(446,896)	(1,207,759)
Non-taxable income	-	(24,041)
Non-deductible expenses①	2,086,777	2,068
Research and development super-deduction	(19,195)	(74,248)
Under-accrued EIT for previous years	267,574	(2,727,454)
Effect of PRC preferential tax rates	1,717,207	(135,630)
Addition to valuation allowance	1,688,376	3,269,327
Other	(46,932)	-
Income tax expense (benefit)	$(4,907,936)	$(236,449)

①	It's mainly due to share of (loss) in JV Company and its subsidiaries.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	$-	$-
Expense k	522,909	72,742
Depreciation	205,704	230,156
Loss carried forward	32,618,384	27,218,934
less: valuation allowance	(27,337,091)	(26,820,811)
Total deferred tax assets, net of valuation allowance	6,009,906	701,021
Deferred tax liabilities:
Sales cut-off difference derived from Value Added Tax reporting system to calculate PRC Corporation Income Tax in accordance with the PRC State Administration of Taxation	-	-
Expense l	1,615,714	1,698,303
Depreciation	-	-
Other	-	-
Accumulated other comprehensive gain	-	-
Total deferred tax liability	1,615,714	1,698,303
Net deferred tax assets (liabilities)	$4,394,192	$(997,282)

k	It's provision for impairment inventory, fixed assets and loss contingency-litigation.
l	It's due to the difference of tax basis and GAAP basis of other long term assets.

As of June 30, 2017, the aggregate NOLs incurred in 2013 through 2017 of $80.40 million deriving from entities in the U.S. will expire in varying amount between 2018 and 2022. The aggregate NOLs in 2016 through 2017 of $21.27 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022. As of December 31, 2016, the aggregate NOLs incurred in 2012 through 2016 of $78.88 million deriving from entities in the U.S. will expire in varying amount between 2017 and 2021. The aggregate NOLs incurred in 2016 of $2.12 million deriving from entities in the PRC will expire in 2021.The cumulative net loss in the PRC and U.S. can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net loss in Hong Kong can be carried forward without an expiration date.

Income (loss) before income taxes from PRC and non-PRC sources for the six months ended June 30, 2017 and 2016 are summarized as follows:

	For Six Months Ended
	June 30,
	(Unaudited)
	2017	2016
Income(loss) before income taxes consists of:
PRC	$(35,612,423)	$14,295,017
Non-PRC	(5,006,965)	(11,649,866)
Total	$(40,619,388)	$2,645,151

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2016	$26,820,811
Additions-change to tax expense	1,688,376
Deduction-expired of loss carried forward ④	(1,172,096)
Balance at June 30,2017	$27,337,091

④It's due to the loss carried forward deduction-expired of Kandi Technologies of 2012.

(b) Tax Holiday Effect

For the six months ended June 30, 2017, and 2016, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2017 and 2016.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2017 and 2016 are as follows:

	For Six Months Ended
	June 30,
	2017	2016
Tax benefit (holiday) credit	$19,195	$209,878
Basic net income per share effect	$0.000	$0.004

NOTE 19 – STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $3,128,512 in stock compensation expenses associated with stock options booked for the six months ended June 30, 2017.

The following is a summary of the stock option activities of the Company:

Outstanding as of January 1, 2016	4,900,000	$9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2017	4,566,667	9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(166,667)	9.72
Outstanding as of June 30, 2017	4,400,000	$9.72

The fair value of each of the options to purchase 4,900,000 shares of common stock issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

As of June 30, 2017 and December 31, 2016, all the warrants had been exercised and the derivative liability relating to the warrants issued to the investors and a placement agent was $0.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees, comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the prior year. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount based on the modification to 2013’s proposal in 2014. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve any increase in the number of shares reserved under the 2008 Plan if all the shares originally reserved are granted. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year, with the other terms remaining the same. On February 13, 2017, the Board authorized the Company to grant 246,900 shares of common shares to certain management members as compensation for their past services under the 2008 Plan.

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

For the three months ended June 30, 2017 and 2016, the Company recognized $2,016,043 and $8,269,691 of employee stock award expenses under General and Administrative Expenses, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $4,493,187 and $15,157,583 of employee stock award expenses under General and Administrative Expenses, respectively.

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	June 30,	December 31,
	useful life	2017	2016
Gross carrying amount:
Trade name	4 years	$492,235	$492,235
Customer relations	4 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(262,188)	$(236,815)
Customer relations		(161,970)	(146,295)
		(424,158)	(383,110)
Intangible assets, net		$372,163	$413,211

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets were $20,524 and $20,524 for the three months ended June 30, 2017 and 2016, $41,048 and $41,048 for the six months ended June 30, 2017 and 2016, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2017 (six months)	$41,048
2018	82,095
2019	82,095
2020	82,095
2021	82,095
Thereafter	2,735
Total	$372,163

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In order to improve JV Company’s development, Zhejiang Geely Holding Group (“Geely Holding”), the parent company of Geely, became the shareholder of the JV Company on October 26, 2016, by purchasing the 50% in the JV Company held by Shanghai Guorun at a purchase price exceeding the cash amount of the aggregate of the original investment and past shared profits. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company now has a 50% indirect economic interest in Kandi Changxing through its 50% ownership interest in the JV Company. On May 19, 2017, due to business development, Geely Holding entrusted Mr. Hu Xiaoming, Chairman of the Board of the JV Company, to hold 19% equity of the JV Company from its 50% holding of the JV Company on behalf of Geely Holding as a nominal holder. On the same day, Geely Holding transferred its remaining 31% equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Li Shufu, Chairman of the Board of Geely Holding. On May 25, 2017, Mr. Hu pledged its 19% equity in the JV Company held on behalf of Geely Holding to Geely Holding. On June 30, 2017, due to the JV Company’s operational needs, Kandi Vehicle pledged its 50% equity in the JV Company to Geely Holding as counter-guarantee because Geely Holding provides 100% guarantee on the JV Company’s borrowings. Despite of the pledge, guarantee and counter-guarantee arrangements stated above, there is no change in control with respect to the 50% ownership held by each shareholder of the JV Company.

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

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in Kandi Jinhua, JiHeKang, and JiHeKang Service Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and JiHeKang Service Company.

As of June 30, 2017, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Kandi Jinhua; (3) its 100% interest in JiHeKang; (4) its 100% interest in Kandi Shanghai; (5) its 100% interest in Kandi Jiangsu; (6) its 100% interest in JiHeKang Service Company; (7) its 100% interest in Jiangsu JiDian; (8) its 100% interest in Tianjin BoHaiWan; (9) its 100% interest in Changxing Maintenance; and (10) its 100% interest in Liuchuang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the six months ended June 30, 2017, and 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	June 30,
	2017	2016
Condensed income statement information:
Net sales	$18,650,533	$111,767,049
Gross (loss)income	(1,487,979)	14,663,818
Net (loss)income	(14,577,384)	8,626,568
Company’s equity in net (loss) income of JV	$(7,288,692)	$4,313,284

	Six months ended
	June 30,
	2017	2016
Condensed income statement information:
Net sales	$19,928,152	$111,271,482
Gross (loss) profit	(1,824,736)	13,601,171
Net (loss) income	(25,185,112)	558,120
Company’s equity in net (loss) income of JV	$(12,592,556)	$279,060

	June 30,	December 31,
	2017	2016
Condensed balance sheet information:
Current assets	$575,007,161	$514,958,008
Noncurrent assets	176,042,414	177,563,800
Total assets	$751,049,575	$692,521,808
Current liabilities	576,715,978	505,356,626
Noncurrent liabilities	40,711,567	31,817,560
Equity	133,622,030	155,347,622
Total liabilities and equity	$751,049,575	$692,521,808

For the six months ended June 30, 2017, and 2016, the JV Company’s revenues were derived primarily from the sales of EV products in China. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Investment in JV Company, beginning of the period,	$77,453,014	$90,337,899
Share of loss	(12,592,556)	(7,077,789)
Intercompany transaction elimination	(1,530,488)	(230,787)
Year 2016 unrealized profit realized	223,077	1,066
Exchange difference	1,705,929	(5,577,376)
Investment in JV Company, end of the period	$65,258,976	$77,453,013

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended June 30, 2017, were $26,171,724 or 96% of the Company’s total revenue, a decrease of 44.9% from the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the six months ended June 30, 2017, were $27,483,366 or 87% of the Company’s total revenue, a decrease of 54.9% from the same period last year. Sales to the JV Company and its subsidiaries were primarily battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

The breakdown of sales to the JV Company and its subsidiaries is as follows:

	Three Months ended
	June 30,
	2017	2016
JV Company	$25,715,753	$41,919,634
Kandi Changxing	60,810	1,657,335
Kandi Shanghai	33,841	3,766,230
Kandi Jinhua	-	(5,197)
Kandi Jiangsu	361,320	130,813
Total sales to JV	$26,171,724	$47,468,815

	Six Months ended
	June 30,
	2017	2016
JV Company	$27,027,395	$55,005,270
Kandi Changxing	60,810	1,817,932
Kandi Shanghai	33,841	3,924,432
Kandi Jinhua	-	47,067
Kandi Jiangsu	361,320	149,089
Total sales to JV	$27,483,366	$60,943,790

As of June 30, 2017 and December 31, 2016, the amount due from the JV Company and its subsidiaries, was $139,801,316 and $136,536,725, respectively, of which the majority were balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	June 30,	December 31,
	2017	2016

Kandi Shanghai	$821,277	$281,657
Kandi Changxing	16,841,443	16,359,721
Kandi Jinhua	5,174,527	5,050,525
Kandi Jiangsu	767,495	352,587
JV Company	116,196,574	114,492,235
Consolidated JV	$139,801,316	$136,536,725

As of June 30, 2017 and December 31, 2016, the amount due to the JV Company and its subsidiaries, was $892,759 and $566, respectively, of which the majority were balances with Kandi Changxing and Kandi Shanghai. The breakdown is as below:

	June 30,	December 31,
	2017	2016

Kandi Shanghai	$660,643	$-
Kandi Changxing	232,116	566
Consolidated JV	$892,759	$566

The amounts due from the JV Company include six short-term loans in the total amount of $43,514,175 that Kandi Vehicles lent to the JV Company. Each such loan carries an annual interest rate of 4.35%.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

As of June 30, 2017, and December 31, 2016, the Company provided guarantees for the following parties:

(1)	Guarantees for bank loans

	June 30,	December 31,
Guarantee provided to	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	4,277,665	4,175,155
Nanlong Group Co., Ltd.	-	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	47,939,345	46,790,530
Total	$52,217,010	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL's loan in the amount of $2,902,534 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein. Because NGCL defaulted on the loan principal and interest, Shanghai Pudong Development Bank brought a lawsuit to the People’s Court of Zhejiang Province in Yongkang City against NGCL, the Company and ten other guarantors in April, 2017. A judicial mediation was taken place at court in Yongkang City on May 27, 2017 and the plaintiff agreed NGCL to repay the loan principal and interest plus legal expenses in installments. As of June 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter is remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,277,665 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties, and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank, with the Company and three other parties assuming joint liability for the default. ZSICL and the Company appealed the ruling results on February 6, 2017, and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $2.9 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of June 30, 2017, the Company has an accrued liability of approximately $2.9 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. On August 1, 2017, the first installment of RMB 5 million or approximately $0.73 million was paid to Ping An Bank and ZSICL will reimburse the Company for the same amount according to the agreement. The Company expects the likelihood of incurring losses in connection with this matter is low.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $36,876,420 from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to September 14, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $11,062,926 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on July 21, 2017.

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties.

As of June 30, 2017 and December 31, 2016, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Contingencies

As of June 30, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

	June 30,	December 31,
Loss contingencies – litigation	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	$2,950,114	$-
Total	$2,950,114	$-

Litigation

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

Beginning in May 2017, a purported shareholder derivative actions based on the same underlying events described above was were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss, if any, associated with this these lawsuits.

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company only has manufacturing operations in China.

The following table sets forth revenues by geographic area:

	Three Months Ended June 30,
	2017		2016
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	886,374	3%	992,662	2%
China	26,438,905	97%	54,224,706	98%
Total	27,325,279	100%	55,217,368	100%

	Six Months Ended June 30,
	2017		2016
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	2,402,538	8%	1,614,384	2%
China	29,197,314	92%	104,260,877	98%
Total	31,599,852	100%	105,875,261	100%

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for the three months ended June 30, 2017 and 2016:

	Three Months ended
	June 30,
	2017	2016
Service Company	-	769,065
Total	$-	769,065

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for the six months ended June 30, 2017 and 2016:

	Six Months ended
	June 30,
	2017	2016
Service Company	-	3,977,568
Total	$-	3,977,568

The details for amounts due from related parties (other than the JV Company and its subsidiaries) as of June 30, 2017 and December 31, 2016 were as below:

	June 30,	December 31,
	2017	2016
Service Company	10,742,243	10,484,816
Total due from related party (other than the JV Company and its subsidiaries)	$10,742,243	10,484,816

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 as of June 30, 2017 and December 31, 2016, in accordance with our management's judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserve any allowance for doubtful accounts if it becomes necessary.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $465,096 and $415,797 of decline in net realizable value of inventory as of June 30, 2017 and December 31, 2016, respectively, due to our provision for slow moving inventory.

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

Our revenue recognition policies for our EV products (through the JV Company), EV parts and legacy products, including ATVs, go-karts and other products are the same: When the products are delivered, the associated risk of loss is deemed transferred, and we recognize revenue at that time.

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

Warranty Liability

Our products that are exported out of China to foreign countries are subject to legal and regulatory requirements with which we are not familiar. The development of warranty policies for the exported products in each of these countries would be virtually impossible and prohibitively expensive. Therefore, we provide price incentives and free parts to our customers and in exchange, our customers establish appropriate warranty policies and assume warranty responsibilities.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off- road vehicles in China. For the six months ended June 30, 2017, we recognized total revenue of $31,599,852 as compared to $105,875,261 for the six months ended June 30, 2016, a decrease of $74,275,409, or 70.2%. Although we resumed normal production in May 2017, the significant decrease in revenue was primarily due to weak EV parts demand for the most part of the first half year from the JV Company and its subsidiaries because of the overruling and re-announcement of the MIIT’s (as such term is defined below) directory of recommended models of new energy vehicles as a result of the PRC government’s new subsidy policies effective as of January 1, 2017, as well as the extended delays of subsidy payments for EVs manufactured in previous years resulting from the Chinese government’s industry-wide subsidy review in 2016, which resulted in temporary difficulties for the JV Company to increase production. Our primary source of revenue is from the sale of our EV parts, which accounted for 91.4% of our total revenue in the six months ended June 30, 2017. For the six months ended June 30, our EV parts revenues were $28,867,714, a decrease of $71,136,764, or 71.1%, as compared to our EV parts revenues of $100,004,478 for the six months ended June 30, 2016. Our off-road vehicle revenue increased $640,971 from the year ago period, or 30.7%, to $2,732,138 for the six months ended June 30, 2017 as compared to the same period a year ago, mainly as a result of organic growth. For the six months ended June 30, 2017, we recorded $4,424,268 of gross profits, a decrease of 70.8% from the same period of 2016, primarily due to the decrease of revenue from the sale of EV parts. Gross margin for the six months ended June 30, 2017, was 14.0%, a slight decrease from 14.3% from the six months ended June 30, 2016. We recorded a net loss of $35,711,452 for the six months ended June 30, 2017, compared to net income of $2,881,600 in the same period of 2016, largely due to net loss from the JV Company of $13,899,967, significantly increased research and development (“R&D”) costs of $25,911,773 to develop a new EV model to prepare the Company for business growth in the coming years, an accrued contingent loss of approximately $2.9 million for a litigation case as well as decreased profits this period. Excluding the effects of stock award expenses, which were $4,493,187 and $15,157,583 for the six months ended June 30, 2017, and 2016, respectively, and the change of the fair value of financial derivatives, which were $0 and a gain of $3,812,898 for the six months ended June 30, 2017, and 2016, respectively, our net loss (non-GAAP) was $31,218,265 for the six months ended June 30, 2017, as compared to net income (non-GAAP) of $14,226,285 for the six months ended June 30, 2016, a decrease of $45,444,550 or 319.4%.

The Hainan facility construction improvement is currently underway. The Company started to assemble the prototype model in the end of July and plans to send it to National Testing Center for inspection in the coming months. Once the prototype passes the inspection, the Company will launch the trial production thereafter. This facility is expected to have an annual manufacturing capacity of 100,000 EV products when fully operational. During the first half year of 2017, we increased our R&D efforts on the design and development of the new EV model K23, which is a mid-tier pure electric vehicle designed to manufacture in Hainan facility for our targeted market with innovative built in technology and state-of-the-art body and interior designs to meet the preferences and demands of today’s educated customers. In November 2016, we filed an application of patent for exterior design of EV model K23 with the Chinese government. On July 14, 2017, this patent application was approved by the State Intellectual Property Office and the patent was granted to us. We expect this new model will be well received by the public and will become a new revenue growth engine for our business going forward.

In July 2017, the Kandi model K17A was included as a new recommended model vehicle in the Ministry of Industry and Information Technology of the People’s Republic of China’s (the “MIIT”) Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Sixth Annual Directory of New Energy Vehicles”) in the MIIT’s third public announcement of 2017. In addition, according to the Chinese government’s regulations of financial subsidy policy adjustment for recommended models for energy saving and new energy vehicle demonstration and promotion, new energy passenger vehicles are required to incorporate enhanced battery power systems with increased energy density quality of higher than 120 wh/kg in order to receive 110% of the central government subsidy for such vehicles. Three of the JV Company’s EV models, K12, K10D, and K17A have successfully achieved this standard after receiving technology upgrades. As a result, all three of these models are eligible to receive 110% subsidies from the central government, which will contribute to the Company’s continued development in the second half of 2017.

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	1,153,555	4.2%	6,979,488	12.6%	(5,825,933)	(83.5%)
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	26,171,724	95.8%	48,237,880	87.4%	(22,066,156)	(45.7%)

REVENUES, NET	27,325,279		55,217,368		(27,892,089)	(50.5%)

COST OF GOODS SOLD	23,568,343	86.3%	46,762,331	84.7%	(23,193,988)	(49.6%)

GROSS PROFIT	3,756,936	13.7%	8,455,037	15.3%	(4,698,101)	(55.6%)

OPERATING EXPENSES:
Research and development	5,142,041	18.8%	494,193	0.9%	4,647,848	940.5%
Selling and marketing	402,253	1.5%	730,443	1.3%	(328,190)	(44.9%)
General and administrative	1,558,652	5.7%	9,625,194	17.4%	(8,066,542)	(83.8%)
Total Operating Expenses	7,102,946	26.0%	10,849,830	19.6%	(3,746,884)	(34.5%)

LOSS FROM OPERATIONS	(3,346,010)	(12.2%)	(2,394,793)	(4.3%)	(951,217)	39.7%

OTHER INCOME (EXPENSE):
Interest income	559,425	2.0%	785,152	1.4%	(225,727)	(28.7%)
Interest expense	(548,810)	(2.0%)	(432,318)	(0.8%)	(116,492)	26.9%
Change in fair value of financial instruments	0	0.0%	526,558	1.0%	(526,558)	(100.0%)
Government grants	262,137	1.0%	1,503,384	2.7%	(1,241,247)	(82.6%)
Share of loss after tax of JV	(8,738,254)	(32.0%)	4,918,633	8.9%	(13,656,887)	(277.7%)
Other income (expense), net	121,556	0.4%	286,790	0.5%	(165,234)	(57.6%)
Total other expense, net	(8,343,946)	(30.5%)	7,588,199	13.7%	(15,932,145)	(210.0%)

(LOSS) INCOME BEFORE INCOME TAXES	(11,689,956)	(42.8%)	5,193,406	9.4%	(16,883,362)	(325.1%)

INCOME TAX BENEFIT	131,939	0.5%	(2,400,226)	(4.3%)	2,532,165	(105.5%)

NET (LOSS) INCOME	(11,558,017)	(42.3%)	2,793,180	5.1%	(14,351,197)	(513.8%)

(a) Revenue

For the three months ended June 30, 2017, our revenue was $27,325,279 compared to $55,217,368 for the same period of 2016, a decrease of $27,892,089 or 50.5%. Our products include EV parts and off-road vehicles, including ATVs, utility vehicles, go-karts, and others. The decrease in revenue was mainly due to the decrease in EV parts sales during this quarter. The selling prices of our products for the three months ended June 30, 2017 decreased on average from the same period last year. The decrease in revenues was primarily due to this decrease in sales volume.

The following table summarizes our revenues by product types for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	Sales	Sales
EV parts	$26,202,818	$53,823,619
Off-road vehicles	1,122,461	1,393,749
Total	$27,325,279	$55,217,368

EV Parts

Among our total revenues during the three months ended June 30, 2017, approximately $26,202,818, or 95.9%, resulted from the sale of EV parts. We started our EV parts business in 2014, and revenue from EV parts in the second quarter of 2017 decreased $27,620,801 or 51.3% compared to the second quarter of 2016. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, which accounted for 95.9% of total sales. Among total sales for the three months ended June 30, 2017, approximately 65.5% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 11.2% of total sales were related to sales of EV controllers, approximately 9.2% of the total sales were related to sales of air conditioning units, and approximately 7.8% of total sales were related to sales of EV drive motors.

During the three months ended June 30, 2017 and 2016, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 96% and 86% of our total net revenue for the quarter, respectively. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

During the three months ended June 30, 2017 and 2016, our revenue from the sale of EV parts to the Service Company was 0.0% and 1.4% of total sales, respectively. The Service Company purchased the battery packs for speed upgrades and other EV parts for repair and maintenance.

Off-Road Vehicles

Among our total revenues during the three months ended June 30, 2017, approximately $1,122,461, or 4.1%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $271,289, or 19.5% compared to the same period of 2016.

(b) Cost of goods sold

Cost of goods sold was $23,568,343 during the three months ended June 30, 2017, representing a decrease of $23,193,988, or 49.6%, compared to that of the same period of 2016. The decrease was primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company.

(c) Gross profit

The margins by products for the three months ended June 30, 2017 and 2016 are as below:

	Three Months Ended June 30,
	2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$26,202,818	22,606,828	3,595,990	13.7%	$53,823,619	45,518,502	8,305,117	15.4%
Off-road vehicles	1,122,461	961,515	160,946	14.3%	1,393,749	1,243,829	149,920	10.8%
Total	$27,325,279	23,568,343	3,756,936	13.7%	$55,217,368	46,762,331	8,455,037	15.3%

Gross profit for the second quarter of 2017 decreased 55.6% to $3,756,936, compared to $8,455,037 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin decreased to 13.7% compared to 15.3% for the same period of 2016. The decrease in our gross margin was mainly due to the decreased selling prices of battery to the JV Company in the three months ended June 30, 2017 and increased manufacturing overhead per unit because of decreased sales volume offset by decreased raw material purchase prices during the period and the increased gross margin of off -road vehicles from export sales.

(d) Research and development

R&D expenses were $5,142,041 for the second quarter of 2017, an increase of $4,647,848 or 940.5% compared to the same period of last year. This increase was primarily due to significantly increased R&D expenses related to the development of a new EV model at Hainan facility for the three months ended June 30, 2017. For the three months ended June 30, 2017 and 2016, approximately 94.1% and 0% of our R&D expenses were spent on the research and development of a new EV product model at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles R&D projects.

(e) Sales and marketing expenses

Selling and marketing expenses were $402,253 for the second quarter of 2017, compared to $730,443 for the same period last year, a decrease of $328,190 or 44.9%. This decrease was primarily attributable to the decreased shipping costs due to decreased sales and decreased amortization of product maintenance expenses for batteries during this period, which expenses will be amortized over the next eight years.

(f) General and administrative expenses

General and administrative expenses were $1,558,652 for the second quarter of 2017, compared to $9,625,194 for the same period of last year, a decrease of $8,066,542 or 83.8%. For the three months ended June 30, 2017, general and administrative expenses included $2,016,043 in expenses for common stock awards to employees and consultants, compared to $8,269,691 for the same period in 2016. General and administrative expenses for the three months ended June 30, 2017 also included an adjustment of approximately $1.7 million of expense reduction to a previously accrued contingent loss in connection with a litigation (See note 23 for the reduced contingent loss related to the ZSICL bank loan). Excluding stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2017 were $-457,391, a decrease of $1,812,894, or 133.7%, from $1,355,503 for the same period of 2016.

(g) Government grants

Government grants were $262,137 for the second quarter of 2017, compared to $1,503,384 for the same quarter last year, representing a decrease of $1,241,247, or 82.6%, which was mainly due to the receipt of the government allowance for Kandi Hainan relocation of $1,421,976 last year.

(h) Interest income

Interest income was $559,425 for the second quarter of 2017, a decrease of $225,727 or 28.7% compared to the same period of last year. This decrease was primarily attributable to decreased interest rates on loans to the JV Company. The interest rate was reduced to 4.35% in 2017 from 8.7% in 2016 although the loan amount increased from the same quarter last year. In addition, we had interest income from a loan to a third party in the second quarter last year but we didn’t have such loan in the second quarter of 2017.

(i) Interest expenses

Interest expenses were $548,810 in the second quarter of 2017, an increase of $116,492 or 26.9% compared to the same period of last year. This increase was primarily due to the additional interest expenses associated with the note payable to a third party although the overall loan interest rates decreased in general in the second quarter of 2017 as compared to that of the same period last year. Of the interest expenses, $1,054, and $0 were discounts associated with the settlement of bank acceptance notes for the three months ended June 30, 2017 and 2016, respectively.

(j) Change in fair value of financial instruments

For the second quarter of 2017, the gain or loss related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $0, a decrease of $526,558 from the same period of last year, which was mainly the result of all remaining unexercised warrants expired as of June 30, 2017.

(k) Share of loss after tax of the JV Company

For the second quarter of 2017, the JV Company’s net sales were $18,650,533, gross loss was $1,487,979, and net loss was $14,577,384. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $7,288,692 for the second quarter of 2017. After eliminating intra-entity profits and losses, our share of the after tax losses of the JV Company was $8,738,254 for the second quarter of 2017, an increase of loss of $13,656,887 compared to the same period of last year. The increase of the JV Company’s losses was because significantly decreased EV sales and profits during the second quarter of 2017 due to the re-announcement of the MIIT’s directory of recommended models of new energy vehicles as a result of new government’s subsidy policies effective as of January 1, 2017 as well as the extended delays of subsidy payments for EVs manufactured in previous years, which resulted in temporary difficulties for the JV Company to increase production although the JV Company resumed normal production in May this year.

During the second quarter of 2017, the JV Company sold 365 units of EV products as compared to 7,200 units of EV products sold in the same period of last year.

(l) Other income, net

Net other income was $121,556 for the second quarter of 2017, a decrease of $165,234 or 57.6% compared to the same period of last year, which was largely due to increased rental income last year.

(m) Net income (loss) from continuing operation

Net loss was $11,558,017 for the second quarter of 2017, a negative change of $14,351,197 compared to net income $2,793,180 for the same period of last year. The negative change was primarily attributable to losses from the JV Company and significantly increased R&D expenses. Excluding the effects of stock compensation expenses, which were $2,016,043 and $8,269,691 for the second quarter of 2017 and 2016, respectively, and the change of the fair value of financial derivatives which was $0 and a loss of $526,558 for the three months ended June 30, 2017 and 2016, respectively, our non-GAAP net loss was $9,541,974 for the three months ended June 30, 2017 as compared to non-GAAP net income $10,536,313 for the same period of 2016, a negative change of $20,078,287, or 190.6%. The decrease in net income (non-GAAP) was primarily attributable to the JV Company’s net losses, and significantly increased R&D expenses made in an effort to prepare the Company for future business growth.

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

	Three Months Ended
	June 30,
	2017	2016
GAAP net (loss) income from continuing operations	$(11,558,017)	$2,793,180
Stock award expenses	2,016,043	8,269,691
Change of the fair value of financial derivatives	-	(526,558)
Non-GAAP net income from continuing operations	$(9,541,974)	$10,536,313

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$4,116,486	13.0%	$40,953,904	38.7%	(36,837,418)	(89.9%)
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	27,483,366	87.0%	64,921,357	61.3%	(37,437,991)	(57.7%)

REVENUES, NET	31,599,852	100.0%	105,875,261	100.0%	(74,275,409)	(70.2%)

COST OF GOODS SOLD	27,175,584	86.0%	90,702,126	85.7%	(63,526,542)	(70.0%)

GROSS PROFIT	4,424,268	14.0%	15,173,135	14.3%	(10,748,867)	(70.8%)

OPERATING EXPENSES:
Research and development	25,911,773	82.0%	700,161	0.7%	25,211,612	3600.8%
Selling and marketing	760,562	2.4%	776,778	0.7%	(16,216)	(2.1%)
General and administrative	9,877,946	31.3%	17,658,076	16.7%	(7,780,130)	(44.1%)
Total Operating Expenses	36,550,281	115.7%	19,135,015	18.1%	17,415,266	91.0%

LOSS FROM OPERATIONS	(32,126,013)	(101.7%)	(3,961,880)	(3.7%)	(28,164,133)	710.9%

OTHER INCOME (EXPENSE):
Interest income	1,090,067	3.4%	1,565,333	1.5%	(475,266)	(30.4%)
Interest expense	(1,163,263)	(3.7%)	(874,397)	(0.8%)	(288,866)	33.0%
Change in fair value of financial instruments	0	0.0%	3,812,898	3.6%	(3,812,898)	(100.0%)
Government grants	5,329,611	16.9%	1,697,857	1.6%	3,631,754	213.9%
Share of loss after tax of JV	(13,899,967)	(44.0%)	96,163	0.1%	(13,996,130)	(14554.6%)
Other income, net	150,177	0.5%	309,177	0.3%	(159,000)	(51.4%)
Total other expense, net	(8,493,375)	(26.9%)	6,607,031	6.2%	(15,100,406)	(228.6%)

(LOSS) INCOME BEFORE INCOME TAXES	(40,619,388)	(128.5%)	2,645,151	2.5%	(43,264,539)	(1635.6%)

INCOME TAX BENEFIT	4,907,936	15.5%	236,449	0.2%	4,671,487	1975.7%

NET (LOSS) INCOME	(35,711,452)	(113.0%)	2,881,600	2.7%	(38,593,052)	(1339.3%)

(a) Revenue

For the six months ended June 30, 2017, our revenue was $31,599,852 compared to $105,875,261 for the same period of 2016, a decrease of $74,275,409 or 70.2%. Our products include EV parts and off-road vehicles, including ATVs, utility vehicles, go-karts, and others. The decrease in revenue was mainly due to the significant decrease in EV parts sales during this period. The selling prices of our products for the six months ended June 30, 2017 decreased on average from the same period last year. The decrease in revenue was primarily due to the decrease in sales volume.

The following table summarizes our revenues by product types for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	Sales	Sales
EV parts	$28,867,714	$100,004,478
EV products		3,779,616
Off-road vehicles	2,732,138	2,091,167
Total	$31,599,852	$105,875,261

EV Parts

Among our total revenues during the six months ended June 30, 2017, approximately $28,867,714, or 91.4%, resulted from the sale of EV parts. We started our EV parts business in 2014, and revenue from EV parts decreased $71,136,764 or 71.1% compared to the first half year of 2016. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, which accounted for 91.4% of total sales. Among total sales for the six months ended June 30, 2017, approximately 62.0% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 12.2% of total sales were related to sales of EV controllers, approximately 8.3% of the total sales were related to sales of air conditioning units, and approximately 6.8% of total sales were related to sales of EV drive motors.

During the six months ended June 30, 2017 and 2016, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 87% and 58% of our total net revenue for the period, respectively. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

During the six months ended June 30, 2017 and 2016, our revenue from the sale of EV parts to the Service Company was 0.0% and 3.8% of total sales, respectively. The Service Company purchased the battery packs for speed upgrades and other EV parts for repair and maintenance.

Off-Road Vehicles

Among our total revenues during the six months ended June 30, 2017, approximately $2,732,138, or 8.6%, resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $640,971, or 30.7% compared to the same period of 2016, mainly due to its organic growth.

(b) Cost of goods sold

Cost of goods sold was $27,175,584 during the six months ended June 30, 2017, representing a decrease of $63,526,542, or 70.0%, compared to that of the same period of 2016. The decrease was primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company.

(c) Gross profit

The margins by products for the six months ended June 30, 2017 and 2016 are as below:

	Six Months Ended June 30,
	2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$28,867,714	24,797,448	4,070,266	14.1%	$100,004,478	85,140,184	14,864,294	14.9%
EV products	-		-	-	3,779,616	3,690,797	88,819	2.3%
Off-road vehicles	2,732,138	2,378,137	354,002	13.0%	2,091,167	1,871,145	220,022	10.5%
Total	$31,599,852	27,175,584	4,424,268	14.0%	$105,875,261	90,702,126	15,173,135	14.3%

Gross profit for the first half year of 2017 decreased 70.8% to $4,424,268, compared to $15,173,135 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin decreased to 14.0% compared to 14.3% for the same period of 2016. The decrease in our gross margin was mainly due to the decreased selling prices of battery to the JV Company in the six months ended June 30, 2017 and increased manufacturing overhead per unit because of decreased sales volume offset by decreased raw material purchase prices during the period and the increased gross margin of off-road vehicles from export sales.

(d) Research and development

R&D expenses were $25,911,773 for the first half year of 2017, an increase of $25,211,612 or 3600.8% compared to the same period of last year. This increase was primarily due to significantly increased R&D expenses related to the development of a new EV model at Hainan facility for the six months ended June 30, 2017. For the six months ended June 30, 2017 and 2016, approximately 98.0% and 0% of our research and development expenses were spent on the R&D of a new EV product model at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles R&D projects.

(e) Sales and marketing expenses

Selling and marketing expenses were $760,562 for the first half year of 2017, compared to $776,778 for the same period last year, a decrease of $16,216 or 2.1%. This slight decrease was primarily attributable to the decreased shipping costs due to the decreased sales this period offset by the increased amortization of product maintenance expenses for batteries during this period.

(f) General and administrative expenses

General and administrative expenses were $9,877,946 for the first half year of 2017, compared to $17,658,076 for the same period of last year, a decrease of $7,780,130 or 44.1%. For the six months ended June 30, 2017, general and administrative expenses included $4,493,187 in expenses for common stock awards to employees and consultants, compared to $15,157,583 for the same period in 2016. Excluding stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2017 were $5,384,759, an increase of $2,884,266, or 115.3%, from $2,500,493 for the same period of 2016. The increase was largely due to the contingent loss of approximately $2.9 million accrued in connection with a litigation.

(g) Government grants

Government grants were $5,329,611 for the first half year of 2017, compared to $1,697,857 for the same quarter last year, representing an increase of $3,631,754, or 213.9%, which was primarily due to subsidies we received from the Hainan provincial government to assist our development of a new EV model.

(h) Interest income

Interest income was $1,090,067 for the first half year of 2017, a decrease of $475,266 or 30.4% compared to the same period of last year. This decrease was primarily attributable to decreased interest rates on loans to the JV Company. The interest rate was reduced to 4.35% in 2017 from 8.7% in 2016 although the loan amount increased from the same period last year. In addition, we had interest income from a loan to a third party in the first half year of last year but we didn’t have such loan in the first half year of 2017.

(i) Interest expenses

Interest expenses were $1,163,263 in the first half year of 2017, an increase of $288,866 or 33.0% compared to the same period of last year. This increase was primarily due to the additional interest expenses associated with the note payable to a third party although the overall loan interest rates decreased in general in the first half year of 2017 as compared to that of the same period last year. Of the interest expenses, $61,583 and $0 were discounts associated with the settlement of bank acceptance notes for the six months ended June 30, 2017 and 2016, respectively.

(j) Change in fair value of financial instruments

For the first half year of 2017, the gain or loss related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $0, a decrease of $3,812,898 to the same period of last year, which was mainly the result of all remaining unexercised warrants expiring as of June 30, 2017.

(k) Share of loss after tax of the JV Company

For the first half year of 2017, the JV Company’s net sales were $19,928,152, gross loss was $1,824,736, and net loss was $25,185,112. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $12,592,556 for the first half year of 2017. After eliminating intra-entity profits and losses, our share of the after tax losses of the JV Company was $13,899,967 for the first half year of 2017, an increase of loss of $13,996,130 compared to the same period of last year. The increase of the JV Company’s loss was primarily due to the decreased EV product sales in the first half year of 2017 because of the re-announcement of the MIIT’s directory of recommended models of new energy vehicles as a result of new government’s subsidy policies effective as of January 1, 2017 as well as the extended delays of subsidy payments for EVs manufactured in previous years, which resulted in temporary difficulties for the JV Company to increase or maintain production.

During the first half year of 2017, the JV Company sold 365 units of EV products, including 50 units of K11 and 315 units of K17 as compared to a total of 7,200 units of EV products sold by the JV Company in the same period of last year.

(l) Other income, net

Net other income was $150,177 for the first half year of 2017, a decrease of $159,000 or 51.4% compared to the same period of last year.

(m) Net income (loss) from continuing operation

Net loss was $35,711,452 for the first half year of 2017, a negative change of $38,593,052 compared to net income $2,881,600 for the same period of last year. The negative change was primarily attributable to significantly decreased sales and gross profits, losses from the JV Company and significantly increased R&D expenses. Excluding the effects of stock compensation expenses, which were $4,493,187 and $15,157,583 for the first half year of 2017 and 2016, respectively, and the change of the fair value of financial derivatives which was $0 and a loss of $3,812,898 for the first half year of 2017 and 2016, respectively, our non-GAAP net loss was $31,218,265 for the six months ended June 30, 2017 as compared to non-GAAP net income $14,226,285 for the same period of 2016, a negative change of $45,444,550, or 319.4%. The decrease in net income (non-GAAP) was primarily attributable to the decrease in revenue and gross profits, the JV Company’s net losses, and significantly increased R&D expenses made in an effort to prepare the Company for future business growth.

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

	Six Months Ended
	June 30,
	2017	2016
GAAP net (loss) income from continuing operations	$(35,711,452)	$2,881,600
Stock award expenses	4,493,187	15,157,583
Change of the fair value of financial derivatives	-	(3,812,898)
Non-GAAP net (loss) income from continuing operations	$(31,218,265)	$14,226,285

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first half year of 2017, cash used in operating activities was $1,736,365 as compared to $3,732,158 for the same period of last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for the first half year of 2017 were a decrease in advances to suppliers and prepayments and prepaid expenses of $23,946,781 and an increase in accounts payable of $25,017,146 . The major operating activities that used cash for first half year of 2017 were net losses of $35,711,452 and an increase in accounts due from the JV Company of $21,853,571.

For the first half year of 2017, cash provided by investing activities was $3,351,158, as compared to $5,175,840 for the same period of last year. The major investing activity that provided cash for the first half year of 2017 was the decrease in short term investments of $4,509,183. The major investing activities that used cash for first half year of 2017 were $1,029,516 of purchases of construction in progress.

For the first half year of 2017, cash used in financing activities was $6,643,401, as compared to cash provided by financing activities of $1,734,881 for the same period of last year. The major financing activities that provided cash for the first half year of 2017 were proceeds from notes payable of $5,713,368 and proceeds from short-term bank loans of $13,963,923. The major financing activities that used cash for first half year of 2017 were $17,018,531 of repayments of short-term bank loans and $9,302,161 of increase in restricted cash for issuing notes payables.

Working Capital

We had a working capital surplus of $56,822,668 at June 30, 2017, compared to $86,348,025 as of December 31, 2016.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2017 were as follows:

Six Months Ended
June 30, 2017
(In Thousands)
Capital requirements
Purchase of plant and equipment	$129
Purchase of construction in progress	1,030
Repayments of short-term bank loans	17,019
Increase in restricted cash	9,302
Internal cash used in operations	1,736
Total capital Requirements	$29,216

Capital provided
Proceeds from short-term bank loan	13,964
Proceeds from notes payable	5,713
Repayments of short term investment	4,509
Decrease in cash	4,829
Total capital provided	$29,015

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D Obligations	$8,850,341	-	8,850,341	-	-
Hainan Obligations	$15,930,613	-	15,930,613	-	-
Loans from Haikou Rural Credit Cooperative	$29,501,136	-	-	29,501,136	-
Total	$54,282,090	-	24,780,954	29,501,136	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of June 30, 2017, the total revised contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $135 million, of which RMB 744,000,000 or approximately $110 million has been paid and RMB168,000,000 or approximately $25 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term loans:

Short-term loans are summarized as follows:

	June 30,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, due on April 25, 2018, , secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by the Company's subsidiaries. Also see Note 13 and Note 14.	10,325,398	11,229,727
Loans from Hangzhou Bank
Interest rate 4.35% per annum, due on October 12, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,198,277	7,025,778
Interest rate 4.35% per annum, due July 3, 2017, paid off on July 3, 2017 and the new due date is July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	10,649,910	10,394,696
Interest rate 4.35% per annum, paid off on March 23, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	5,614,864
Interest rate 4.35% per annum, due March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,540,136	-
Loans from Individual Third Party
Interest rate 12% per annum	295,011	-
	$32,008,732	34,265,065

Long-term loans are summarized as follows:

	June 30,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	29,501,136	28,794,172
	$29,501,136	28,794,172

Notes payable:

	June 30,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017	-	400,239
Due March 29, 2017	-	1,439,709
Due June 21, 2017	-	1,439,709
Due July 6, 2017	1,180,045	-
Due September 23, 2017	8,850,341	-
Due October 21, 2017	803,906	-
Due November 2, 2017	6,637,756	-
Due November 4, 2017	885,034	-
Due December 6, 2017	885,034	-
Due December 22, 2017	91,731	-
Due June 21, 2018	360,893	-
Other Notes Payable:
Due May 6, 2017	-	11,517,668
Due May 6, 2019	17,594,271	-
Total	$37,289,011	$14,797,325

Guarantees and pledged collateral for third party bank loans

As of June 30, 2017 and December 31, 2016, we provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	June 30,	December 31,
Guarantee provided to	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	4,277,665	4,175,155
Nanlong Group Co., Ltd.	-	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	47,939,345	46,790,530
Total	$52,217,010	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL's loan in the amount of $2,902,534 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein.. Because NGCL defaulted on the loan principal and interest, Shanghai Pudong Development Bank brought a lawsuit to the People’s Court of Zhejiang Province in Yongkang city against NGCL, the Company and ten other guarantors in April, 2017. A judicial mediation was taken place at court in Yongkang city on May 27, 2017 and the plaintiff agreed NGCL to repay the loan principal and interest plus legal expenses in installments. As of June 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter is remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,277,665 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties, and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank, with the Company and three other parties assuming joint liability for the default. ZSICL and the Company appealed the ruling results on February 6, 2017, and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company shall pay Ping An Bank RMB 20 million or approximately $2.9 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of June 30, 2017, the Company has an accrued liability of approximately $2.9 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. On August 1, 2017, the first installment of RMB 5 million or approximately $0.73 million was paid to Ping An Bank and ZSICL will reimburse the Company for the same amount according to the agreement. The Company expects the likelihood of incurring losses in connection with this matter is low.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $36,876,420 from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to September 14, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $11,062,926 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loans were paid off on July 21, 2017

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties.

As of June 30, 2017 and December 31, 2016, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Contingencies

As of June 30, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

Loss contingencies – litigation	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	$2,950,114	$-
Total	$2,950,114	$-

Recent Development Activities:

On April 18, 2017, Mr. Yao Zhenhua, Chairman of Shenzhen Baoneng Investment Group (“Baoneng”), came to Hangzhou to visit the JV Company with more than 10 people. Mr. Li Shufu, Chairman of Geely, Mr. Yang Jian, Vice Chairman of Geely, and Mr. Hu Xiaoming, Chairman of the Company welcomed them. Baoneng and the Company discussed on future cooperation. On April 27, 2017, Hu Xiaoming, and Mr. Yang Jian went to Shenzhen and had a return visit to Baoneng.

On July 14, 2017, we announced that the Geely Global Hawk electric vehicle (“EV”) model SMA7001BEV25 (the Kandi Model K17A), developed by the JV Company, has been included as a new recommended model vehicle in the MIIT’s Sixth Annual Directory of New Energy Vehicles in the MIIT’s third public announcement of 2017. According to the Ministry of Finance, the Ministry of Science and Technology, the MIIT, and the National Development and Reform Commission’s (the "Four Ministries") Notice of Financial Subsidy Policy Adjustment for Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion, new energy passenger vehicles are required to incorporate enhanced battery power systems with increased energy density quality of higher than 120wh/kg in order to receive 110% of the central government subsidy for such vehicles. Three of the JV Company’s EV models - SMA7000BEV05(K12), SMA7000EV06(K10D), and SMA7001BEV25(K17A) - have successfully achieved this standard after receiving technology upgrades. As a result, all three of these models are eligible to receive a 110% subsidy from the central government. We believe the approval of these three models will contribute to the Company’s continued development in the second half of 2017.

On July 15, 2017, Mr. Hu Xiaoming, our Chairman and his delegate group were invited to Suzhou, Jiangsu to visit Golden Concord Holdings Limited ("GCL"). Chairman of board of GCL, Mr. Zhu Gongshan and other company executives welcomed Chairman Hu and the two sides conducted in-depth communication on future cooperation. On July 27, 2017, Mr. Zhu Gongshan, went to Hangzhou and made a return visit to the JV Company with more than 10 people. The two sides had further communication for future cooperation and reached many consensuses.

On July 26, 2017, Mr. Dai Qiwen, Vice President of TUNGHSU Group came to Hangzhou to visit the JV Company and discussed potential cooperation with Mr. Hu Xiaoming, our Chairman. On August 1, 2017, Chairman Hu and his group were invited to Beijing to made a return visit to TUNGHSU Group. Both sides were looking forward to working closely together in the field of pure electric vehicles.

From August 3, 2017, through August 5, 2017, the JV Company unveiled its new model "Global Hawk K17AS" at the Global New Energy Vehicle Expo Conference - Future Auto Show (the "GNEV EXPO"), held at the Shanghai New International Expo Centre. The theme of this year's exhibition, "Redefine the Automobile, Redefine Going Places," is a call to action to transform electric vehicles by increasing electrification, "smart" features, lightweight design, and car-sharing. The unveiling of the Global Hawk K17AS will underline the company’s radical vision of engineering a connection to the future, and as a major exhibitor at the GNEV EXPO, the JV Company's advanced products stand out among other presenters advocating the concept of Smart Life and Networked World.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $30.1 million and notes receivable from JV Company and related parties of $0 million as of June 30, 2017. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2017, we had $32.0 million of short-term bank loans and $29.5 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the National Bureau of Statistics of China, the Consumer Price Index (CPI), a main gauge of inflation, rose 1.5 percent year on year in June 2017, the same as in May and remaining below 2 percent for five consecutive months. China's producer price index (PPI), which measures costs for goods at the factory gate, rose 5.5 percent year on year in June. Economists expect PPI will continue to moderate in the coming months while core consumer inflation, or CPI excluding food and energy, will likely improve. China's monetary policy in 2017 is set to be "prudent and neutral" to keep appropriate liquidity levels and avoid large injections. The steady price data reinforced views about stabilization in the world's second-largest economy.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2017. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the second quarter of 2017, the Company, under the supervision of the Board’s Audit Committee, continued to implement its remediation plans. The management together with the Company’s internal control department completed a review of the Company’s internal control over financial reporting.

i.	We completed a thorough review of the key personnel positions related to financial reporting to ensure that the areas of responsibilities are properly matched to the staff competencies, there are sufficient competent resources available to handle the works, and that the lines of communication and processes are as effective as possible;

ii.	We also completed a thorough review of the processes and procedures in the Company’s financial reporting related to the areas where the material weaknesses existed to ensure the related controls in our current accounting practices such as consolidation process, conversion and development of U.S. GAAP based financial statements process and internal review process is sufficient and effective, related procedures in our accounting manual is updated and related documentation for internal control over financial reporting is complete.

We are in the process of implementing and intend to fully implement our remediation plans that were disclosed in our Annual Report on Form 10-K that was filed on March 16, 2017 to address the material weaknesses and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth below, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation or financial statements.

In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”), the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties (please refer to Note 23 of the notes to our condensed consolidated financial statements contained in this report). On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. ZSICL and the Company appealed the ruling results on February 6, 2017 and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $2.9 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of June 30, 2017, the Company has an accrued liability of approximately $2.9 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. On August 1, 2017, the first installment of RMB 5 million or approximately $0.73 million was paid to Ping An Bank and ZSICL will reimburse the Company for the same amount according to the agreement. The Company expects the likelihood of incurring losses in connection with this matter is low.

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

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. We believe that the claims are without merit and intend to defend against this lawsuit vigorously. We are unable to estimate the possible loss, if any, associated with these lawsuits.

In April 2017, Shanghai Pudong Development Bank filed a suit against Nanlong Group Co., Ltd. (“NGCL”), the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million, for which the Company is a guarantor along with ten other guarantors (please refer to Note 23 of the notes to our condensed consolidated financial statements contained in this report). On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL to repay the loan principal and interest plus legal expenses in installments. As of June 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter is remote.

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

Date: August 9, 2017	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)