Form 10-Q
period 2017-09-30
Kandi Technologies Group, Inc.
filed 2017-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 6, 2017, the registrant had issued and outstanding 48,036,538 shares of common stock, par value $0.001 per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2017	December 31, 2016

Current assets
Cash and cash equivalents	$3,560,510	$12,235,921
Restricted cash	20,735,921	12,957,377
Short term investment	-	4,463,097
Accounts receivable	41,774,453	32,394,613
Inventories (net of provision for slow moving inventory of $574,165 and $415,797 as of September 30, 2017 and December 31, 2016, respectively	15,176,578	11,914,110
Notes receivable from JV Company and related party	1,542,147	400,239
Other receivables	238,577	66,064
Prepayments and prepaid expense	5,471,257	4,317,855
Due from employees	25,901	4,863
Advances to suppliers	14,536,366	38,250,818
Amount due from JV Company, net	136,632,901	136,536,159
Amount due from related party	6,437,261	10,484,816
TOTAL CURRENT ASSETS	246,131,872	264,025,932

LONG-TERM ASSETS
Property, Plant and equipment, net	12,962,632	15,194,442
Land use rights, net	12,045,926	11,775,720
Construction in progress	47,676,068	27,054,181
Deferred taxes assets	4,555,018	-
Long Term Investment	1,427,798	1,367,723
Investment in JV Company	67,087,803	77,453,014
Goodwill	322,591	322,591
Intangible assets	351,640	413,211
Advances to suppliers	27,695,209	33,819,419
Other long term assets	7,726,179	8,271,952
Amount due from JV Company, net	15,907,183	-
TOTAL Long-Term Assets	197,758,047	175,672,253

TOTAL ASSETS	$443,889,919	$439,698,185

CURRENT LIABILITIES
Accounts payables	$131,047,418	$115,870,051
Other payables and accrued expenses	6,523,693	4,835,952
Short-term loans	32,613,923	34,265,065
Customer deposits	125,411	41,671
Notes payable	26,212,569	14,797,325
Income tax payable	2,282,514	1,364,235
Due to employees	31,956	21,214
Deferred taxes liabilities	-	118,643
Deferred income	1,397,138	6,363,751
Loss contingency-litigation	601,178	-
Total Current Liabilities	200,835,800	177,677,907

LONG-TERM LIABILITIES
Long term bank loans	30,058,915	28,794,172
Deferred taxes liabilities	-	878,639
Total Long-Term Liabilities	30,058,915	29,672,811

TOTAL LIABILITIES	230,894,715	207,350,718

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,034,038 and 47,699,638 shares issued and outstanding at September 30,2017 and December 31,2016, respectively	48,034	47,700
Additional paid-in capital	233,409,326	227,911,477
Retained earnings (the restricted portion is $4,217,753 and $4,219,808 at September 30,2017 and December 31,2016, respectively)	(9,248,214)	24,545,163
Accumulated other comprehensive loss	(11,213,942)	(20,156,873)
TOTAL STOCKHOLDERS’ EQUITY	212,995,204	232,347,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,889,919	$439,698,185

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES FROM UNRELATED PARTY, NET	6,604,109	5,211,201	$10,720,595	$46,165,105
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	21,749,790	1,155,179	49,233,156	66,076,536

REVENUES, NET	28,353,899	6,366,380	59,953,751	112,241,641

COST OF GOODS SOLD	23,522,406	5,715,211	50,697,990	96,417,337

GROSS PROFIT	4,831,493	651,169	9,255,761	15,824,304

OPERATING EXPENSES:
Research and development	657,851	522,806	26,569,624	1,222,967
Selling and marketing	216,351	374,102	976,913	1,150,880
General and administrative	2,196,201	373,411	12,074,147	18,031,487
Total Operating Expenses	3,070,403	1,270,319	39,620,684	20,405,334

INCOME (LOSS) FROM OPERATIONS	1,761,090	(619,150)	(30,364,923)	(4,581,030)

OTHER INCOME (EXPENSE):
Interest income	619,923	832,031	1,709,990	2,397,364
Interest expense	(598,523)	(425,152)	(1,761,786)	(1,299,549)
Change in fair value of financial instruments	-	10,692	-	3,823,590
Government grants	474,950	594,323	5,804,561	2,292,180
Share of income (loss) after tax of JV	444,181	(299,538)	(13,455,786)	(203,375)
Other expense, net	(6,560)	(106,299)	143,617	202,878
Total other income (expense), net	933,971	606,057	(7,559,404)	7,213,088

INCOME (LOSS) BEFORE INCOME TAXES	2,695,061	(13,093)	(37,924,327)	2,632,058

INCOME TAX (EXPENSE) BENEFIT	(776,985)	(552,848)	4,130,951	(316,399)

NET INCOME (LOSS)	1,918,076	(565,941)	(33,793,376)	2,315,659

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation	4,032,652	(805,216)	8,942,931	(6,433,480)

COMPREHENSIVE INCOME (LOSS)	$5,950,728	$(1,371,157)	$(24,850,445)	$(4,117,821)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	48,028,467	47,695,290	47,913,028	47,436,418
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	48,028,467	47,695,290	47,913,028	47,436,418

NET INCOME (LOSS) PER SHARE, BASIC	$0.04	$(0.01)	(0.71)	$0.05
NET INCOME(LOSS) PER SHARE, DILUTED	$0.04	$(0.01)	(0.71)	$0.05

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(33,793,376)	$2,315,659
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,556,661	3,681,345
Assets Impairments	136,936	-
Deferred taxes	(5,596,103)	(2,608,702)
Change in fair value of financial instruments	-	(3,823,590)
Share of loss after tax of JV Company	13,455,786	203,375
Stock Compensation cost	5,522,358	13,930,829

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(8,926,990)	(48,534,492)
Notes receivable	-	918,018
Notes receivable from JV Company and related party	4,923,967	-
Inventories	(2,814,129)	1,802,780
Other receivables and other assets	754,661	(11,868,318)
Due from employee	(10,766)	17,718
Advances to supplier and Prepayments and prepaid expenses	23,878,150	(31,684,685)
Advances to suppliers-Long term	(4,804,200)	-
Amount due from JV Company	(33,071,177)	(87,973,693)
Amount due from JV Company-Long-term	(15,907,183)	-
Due from related party	4,406,105	28,994,314

Increase (Decrease) In:
Accounts payable	53,078,541	106,924,655
Other payables and accrued liabilities	2,173,413	10,415,706
Notes payable	(3,933,839)	(5,849,988)
Customer deposits	80,057	(13,598)
Income Tax payable	732,405	607,422
Deferred income	(5,127,455)	-
Loss contingency-litigation	587,579	-
Net cash used in operating activities	$(698,599)	$(22,545,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net	(420,037)	(39,250)
Purchases of construction in progress	(1,565,244)	(4,236,301)
Repayment of notes receivable	-	10,436,303
Restricted cash	5,875,786	-
Short Term Investment	4,553,734	1,592,024
Net cash provided by investing activities	$8,444,239	$7,752,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(12,922,105)	1,519,477
Proceeds from short-term bank loans	24,854,574	-
Repayments of short-term bank loans	(27,939,362)	-
Proceeds from notes payable	13,367,413	-
Repayment of notes payable	(14,060,961)	-
Warrant exercise	-	434,666
Net cash (used) provided by financing activities	$(16,700,441)	$1,954,143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,954,801)	(12,838,326)
Effect of exchange rate changes on cash	279,390	(210,383)
Cash and cash equivalents at beginning of year	12,235,921	16,738,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,560,510	3,689,850

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,072,082	2,322,747
Interest paid	1,164,774	1,283,843

SUPPLEMENTAL NON-CASH DISCLOSURES:
Prepayment transferred to construction in progress	12,241,736	-
Purchase of construction in progress by accounts payable	6,244,120	-
Advances to suppliers-long term adjusted for other payable	1,057,152	-
Settlement of due from JV Company and related parties with notes receivable	39,197,964	46,791,213
Settlement of accounts receivables with notes receivable from unrelated parties	1,150,038	15,198,694
Assignment of notes receivable to supplier to settle accounts payable	34,325,141	61,497,480
Settlement of accounts payable with notes payables	15,149,150	5,187,040
Deferred tax change to other comprehensive income	52,266	-

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
100%
100%
Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. ("JiHeKang")
Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. ("JiHeKang Service Company")
Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. ("Liuchuang")
Kandi Electric Vehicles (Jinhua) Co., Ltd. ("Kandi Jinhua")
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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the JV Company’s -shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Geely Holding entrusted Hu Xiaoming, Chairman of the Board of the JV Company, to hold 19% equity of the JV Company from its 50% holding of the JV Company on behalf of Geely Holding as a nominal holder. On the same day, Geely Holding transferred its remaining 31% equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Li Shufu, Chairman of the Board of Geely Holding. On May 25, 2017, Mr. Hu pledged his 19% equity in the JV Company held on behalf of Geely Holding to Geely Holding. On June 30, 2017, due to the JV Company’s operational needs, Kandi Vehicles pledged its 50% equity in the JV Company to Geely Holding as counter-guarantee, because Geely Holding provides a 100% guarantee on the JV Company’s borrowings. Despite of the pledge, guarantee and counter-guarantee arrangements stated above, there is no change in control with respect to the 50% ownership held by each shareholder of the JV Company. In order to streamline the equity structure, on October 24, 2017, Mr. Hu transferred the 19% equity of the JV Company to Geely Group (Ningbo) Ltd. Now, Kandi Vehicles and Geely Group (Ningbo) Ltd. each owns 50% of equity of the JV Company.

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

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd., a subsidiary of the Service Company), and the Company, indirectly through the JV Company, has a 25% economic interest in Puma Investment.

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

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $45,296,072 as of September 30, 2017, a decrease of $41,051,953 from $86,348,025 as of December 31, 2016. As of September 30, 2017, the Company had credit lines from commercial banks of $32,313,334. Although the Company expects that most of the Company’s outstanding trade receivables from its customers will be collected in the next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the timely receipt of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables, and since the Company cannot control the timing of the receipt of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations. The Company expects to approximately maintain the current debt level for the next twelve months given the Company’s current financial position and business development needs.

The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing year after year and the Company believes that short-term bank loans will remain available on normal trade terms if needed.

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

(11) Jiangsu Jidian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu Jidian.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $26,212,569 and $14,797,325 at September 30, 2017 and December 31, 2016, respectively.

Warrants, which are accounted for as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 at September 30, 2017 and December 31, 2016, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of September 30, 2017, and December 31, 2016, includes time deposits on account for earning interest income. As of September 30, 2017, and December 31, 2016, the Company’s restricted cash was $20,735,921 and $12,957,377, which includes a one-year Certificate of Time Deposit (CD) of $6,011,783 with Hangzhou Bank Jinhua Branch, which matured on October 9, 2017.

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

As of September 30, 2017, and December 31, 2016, credit terms with the Company’s customers were typically 210 to 720 days after delivery. The Company extended credit terms with certain customers, mainly the JV Company whose outstanding balance has already exceeded the originally granted credit terms to a much longer period because of delayed subsidy payments for EVs sold by the JV Company from the Chinese government. Because of the industry-wide subsidy review, the Chinese government temporarily delayed issuance of subsidy payments for the EVs sold in 2015 and 2016, which negatively impacted the JV Company’s cash flow position and caused its delay in repaying the Company. By extending the credit term to maximum 720 days, it allows the JV Company sufficient time to repay the Company when the government resumes the subsidy payments. According to the government’s subsidy policies, the EVs sold in 2015 and 2016 by the JV Company are eligible for receiving subsidies and the Chinese government has a good record of paying subsidies. Therefore, the Company believes the issues associated with the outstanding receivables due from the JV Company is timing rather than collectability. Since the collectability is reasonably assured, as of September 30, 2017, and December 31, 2016, the Company had no allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary. As of September 30, 2017, based on the Company management’s collection experience, approximately $15.9 million of amount due from the JV Company in the current assets was reclassified to amount due from the JV Company in the long-term assets due to the reason mentioned above.

(f) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of September 30, 2017 and December 31, 2016, the Company had notes receivable from JV Company and other related parties of $1,542,147 and $400,239, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of September 30, 2017, the Company had made a total advance payments of RMB744 million (approximately $110 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solution contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After transferred to construction in progress and expensed for R&D purposes, the Company had $14,469,823 left in Advance to Suppliers in current assets and $16,212,788 left in Advance to Suppliers in long-term assets related to the purchases from Nanjing Shangtong as of September 30, 2017.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. $1,601,472 of interest expenses have been capitalized for CIP as of September 30, 2017.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $657,851 and $522,806 for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses were $26,569,624 and $1,222,967 for the nine months ended September 30, 2017 and 2016, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended September 30, 2017 and 2016, respectively, the Company’s subsidiaries recognized $474,950 and $594,323 in grants from the Chinese government. For the nine months ended September 30, 2017 and 2016, respectively, the Company’s subsidiaries recognized $5,804,561 and $2,292,180 in grants from the Chinese government.

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

	September 30,	December 31,	September 30,
	2017	2016	2016
Period end RMB : USD exchange rate	6.6536	6.94585	6.67106
Average RMB : USD exchange rate	6.807608	6.64520	6.58121

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

The stock-based option expenses for the three months ended September 30, 2017 and September 30, 2016, were $997,496 and $2,777,121, respectively. The stock-based option expenses for the nine months ended September 30, 2017 and September 30, 2016, were $4,126,008 and $13,885,604, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of September 30, 2017 and September 30, 2016, the Company determined that its goodwill was not impaired.

(u) Intangible Assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets are amortized as of September 30, 2017. The amortization expenses for intangible assets were $20,524 and $20,524 for the three months ended September 30, 2017 and September 30, 2016, respectively. The amortization expenses for intangible assets were $61,571 and $61,571 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” to replace the existing revenue recognition criteria for contracts with customers. The Company currently expects to adopt the new accounting standard ASC 606 and all the related amendments (the “New Revenue Standard”) to all contracts using the modified retrospective method on January 1, 2018. The Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facilities. The Company does not expect the adoption of the New Revenue Standard to have a material impact on its net income on an ongoing basis. Its interpretation is subject to change as a result of future changes in market conditions or product offerings.

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

In January 2017, the FASB issued ASU No. 2017-4 “Topic 350: Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The amendments in this update are effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company does not expect the adoption of ASU 2017-4 to have a material impact on its consolidated financial statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended September 30, 2017 and September 30, 2016, the Company’s major customer, who accounted for more than 10% of the Company’s consolidated revenue, was as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2017	2016	2017	2016
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	77%	19%	69%	71%
Jinhua Chaoneng Automobile Sales Co., Ltd.	19%	56%	24%	19%

For the nine-month periods ended September 30, 2017 and September 30, 2016, the Company’s major customer, who accounted for more than 10% of the Company’s consolidated revenue, was as follows:

	Sales		Trade Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2017	2016	2017	2016
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	82%	55%	69%	71%
Jinhua Chaoneng Automobile Sales Co. Ltd.	11%	35%	24%	19%

Trade receivable includes accounts receivable, amount due from the JV Company net of loans to the JV Company, and amount due from other related parties.

(b) Suppliers

For the three-month periods ended September 30, 2017 and September 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2017	2016	2017	2016
Dongguan Chuangming Battery Technology Co., Ltd.	37%	56%	22%	22%
Zhejiang Tianneng Energy Technology Co., Ltd.	13%	-	13%	15%

For the nine-month periods ended September 30, 2017 and September 30, 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2017	2016	2017	2016
Dongguan Chuangming Battery Technology Co., Ltd.	31%	48%	22%	22%
Zhejiang Tianneng Energy Technology Co., Ltd.	15%	19%	13%	15%

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended September 30, 2017 and September 30, 2016, the average number of potentially dilutive common shares was 0 and 0, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the average number of potentially dilutive common shares was 0 and 0, respectively. The potential dilutive common shares as at the nine months ended September 30, 2017 and September 30, 2016, were 4,400,000 and 4,900,000 shares respectively.

The following is the calculation of earnings per share for the three-month periods ended September 30, 2017 and 2016:

	For Three Months Ended
	September 30,
	2017	2016
Net income (loss)	$1,918,076	$(565,941)
Weighted average shares used in basic computation	48,028,467	47,695,290
Dilutive shares	-	-
Weighted average shares used in diluted computation	48,028,467	47,695,290

Earnings per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

The following is the calculation of earnings per share for the nine-month periods ended September 30, 2017 and 2016:

	For Nine Months Ended
	September 30,
	2017	2016
Net (loss) income	$(33,793,376)	$2,315,659
Weighted average shares used in basic computation	47,913,028	47,436,418
Dilutive shares	-	-
Weighted average shares used in diluted computation	47,913,028	47,436,418

Earnings per share:
Basic	$(0.71)	$0.05
Diluted	$(0.71)	$0.05

NOTE 10 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2017	2016
Accounts receivable	$41,774,453	$32,394,613
Less: Provision for doubtful debts	-	-
Accounts receivable, net	$41,774,453	$32,394,613

NOTE 11 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2017	2016
Raw material	$5,612,594	$2,529,149
Work-in-progress	6,651,788	1,786,087
Finished goods	3,486,361	8,014,671
Total inventories	15,750,743	12,329,907
Less: provision for slowing moving inventories	(574,165)	(415,797)
Inventories, net	$15,176,578	$11,914,110

NOTE 12 – NOTES RECEIVABLE

Notes receivable from the JV Company and related parties as of September 30, 2017, and December 31, 2016, are summarized as follows:

	September 30,	December 31,
	2017	2016
Notes receivable as below:
Bank acceptance notes	1,542,147	400,239
Notes receivable	$1,542,147	$400,239

Details of notes receivable from the JV Company and related parties as of September 30, 2017, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	1,542,147	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

Details of notes receivable from the JV Company and related parties as of December 31, 2016, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	400,239	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 – PLANTS AND EQUIPMENT

Plants and equipment as of September 30, 2017 and December 31, 2016, consisted of the following:

	September 30, 2017	December 31, 2016
At cost:
Buildings	$13,547,482	$12,977,465
Machinery and equipment	7,740,522	8,585,666
Office equipment	518,412	475,162
Motor vehicles	374,413	321,207
Moulds	27,693,283	26,463,472
	49,874,112	48,822,972
Less : Accumulated depreciation
Buildings	$(4,465,344)	$(3,948,909)
Machinery and equipment	(7,035,228)	(8,107,884)
Office equipment	(280,296)	(216,226)
Motor vehicles	(296,387)	(274,197)
Moulds	(24,781,790)	(21,031,086)
	(36,859,045)	(33,578,302)
Less: provision for impairment for fixed assets	(52,435)	(50,228)
Plant and equipment, net	$12,962,632	$15,194,442

As of September 30, 2017 and December 31, 2016, the net book value of plants and equipment pledged as collateral for bank loans was $8,931,851 and $8,875,111, respectively.

Depreciation expenses for the three months ended September 30, 2017 and September 30, 2016 were $1,119,307 and $1,106,755, respectively. Depreciation expenses for the nine months ended September 30, 2017 and September 30, 2016 were $3,253,653 and $3,370,032, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights as of September 30, 2017 and December 31, 2016, consisted of the following:

	September 30, 2017	December 31, 2016
Cost of land use rights	$14,907,523	$14,280,282
Less: Accumulated amortization	(2,861,597)	(2,504,562)
Land use rights, net	$12,045,926	$11,775,720

As of September 30, 2017, and December 31, 2016, the net book value of land use rights pledged as collateral for the Company’s bank loans was $8,856,627 and $8,660,097, respectively. Also see Note 16.

The amortization expenses for the three months ended September 30, 2017 and September 30, 2016, were $82,054 and $95,906, respectively. The amortization expenses for the nine months ended September 30, 2017 and September 30, 2016, were $241,437 and $249,742, respectively. Amortization expenses for the next five years and thereafter is as follows:

2017(Three Months)	$120,719
2018	482,874
2019	482,874
2020	482,874
2021	482,874
Thereafter	9,993,712
Total	$12,045,926

NOTE 15 – CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EVs annually. Also in 2013, the Company contracted with an unrelated third-party supplier, Nanjing Shangtong, to purchase a production line in connection with the manufacturing facility and to help develop a new EV model. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on our agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Because of this change, part of the construction-in-progress previously recorded was transferred back to the advances to suppliers in accordance with the revised contract terms and technical requirements. Currently, the Hainan facility has completed the second round of producing the K23 prototype model and plans to send the qualified prototype model to the National Testing Center for inspection in the coming months. Once the prototype passes the inspection, the Company will launch the trial production thereafter.

No depreciation is provided for CIP until such time as the Hainan facility is completed and placed into operation.

The contractual obligations under CIP of the Company as of September 30, 2017 are as follows:

Project	Total in CIP as of September 30, 2017	Estimate to complete	Total contract amount
Kandi Hainan facility	$47,676,068	$36,555,128	$84,231,196
Total	$47,676,068	$36,555,128	$84,231,196

As of September 30, 2017, and December 31, 2016, the Company had CIP amounting to $47,676,068 and $27,054,181, respectively.

$557,460 and $0 of interest expense has been capitalized for CIP for three months ended September 30, 2017 and 2016, respectively. $1,601,472 and $0 of interest expense has been capitalized for CIP for nine months ended September, 2017 and 2016, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, due on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	10,520,621	11,229,727
Loans from Hangzhou Bank
Interest rate 4.35% per annum, due on October 16, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,334,375	7,025,778
Interest rate 4.79% per annum, due on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	10,851,268	10,394,696
Interest rate 4.35% per annum, paid off on March 23, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	5,614,864
Interest rate 4.35% per annum, due March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,607,070	-
Loans from Individual Third Parties
Interest rate 12% per annum	300,589	-
	$32,613,923	34,265,065

Long-term loans are summarized as follows:

	September 30,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	30,058,915	28,794,172
	$30,058,915	28,794,172

The interest expense of short-term and long-term bank loans for the three months ended September 30, 2017, and 2016 was $598,523 and $425,152, respectively. The interest expense of short-term and long-term bank loans for the nine months ended September 30, 2017, and 2016 was $1,761,786 and $1,299,549, respectively.

As of September 30, 2017, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $14,724,136 and $3,279,656 were held as collateral for the notes payable as of September 30, 2017, and December 31, 2016, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for September 30, 2017 and December 31, 2016 were summarized as follows:

	September 30,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017	-	400,239
Due March 29, 2017	-	1,439,709
Due June 21, 2017	-	1,439,709
Due October 6, 2017	174,466
Due October 21, 2017	819,105	-
Due November 2, 2017	6,763,256	-
Due November 4, 2017	901,767	-
Due December 6, 2017	901,767	-
Due December 22, 2017	93,465	-
Due January 4, 2018	4,877,059
Due June 21, 2018	367,717	-
Other Notes Payable:
Due May 6, 2017	-	11,517,668
Due May 6, 2019	11,313,967	-
Total	$26,212,569	$14,797,325

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

After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s final effective tax rate for September 30, 2017, and 2016 was 10.89% and 12.02%, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for September 30, 2017 and 2016.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2017, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2017, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for nine months ended September 30, 2017, due to a net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

Income tax expenses for the three months and nine months ended September 30, 2017 and 2016 are summarized as follows:

	For Three Months Ended September 30,
	(Unaudited)
	2017	2016
Current:
Provision for CIT	$957,129	$(1,483,866)
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	(180,144)	2,036,714
Income tax expense	$776,985	$552,848

	For Nine Months Ended September 30,
	(Unaudited)
	2017	2016
Current:
Provision for CIT	$1,465,152	$2,925,100
Provision for Federal Income Tax	-	-
Deferred:
Provision for CIT	(5,596,103)	(2,608,701)
Income tax (benefit) expense	$(4,130,951)	$316,399

The Company’s income tax expenses differ from the “expected” tax expenses for nine months ended September 30, 2017 and 2016 (computed by applying the U.S. Federal Income Tax rate of 34% and the PRC CIT rate of 25%, respectively, to income before income taxes) as follows:

	For Nine Months Ended September 30,
	(Unaudited)
	2017	2016
Expected taxation at PRC statutory tax rate	$(9,481,082)	658,015
Effect of differing tax rates in different jurisdictions	(553,564)	(611,065)
Non-taxable income	-	-
Non-deductible expenses (1)	2,021,055	32,122
Research and development super-deduction	(55,439)	(128,865)
Under-accrued EIT for previous years	267,574	(2,727,454)
Effect of PRC preferential tax rates	1,670,185	(100,974)
Addition to valuation allowance	2,092,000	3,194,621
Other	(91,680)	-
Income tax (benefit) expense	$(4,130,951)	316,399

(1)	It’s mainly due to share of (loss) in JV Company and its subsidiaries.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Expense (2)	554,177	72,742
Depreciation	194,257	230,156
Loss carried forward	33,130,243	27,218,934
less: valuation allowance	(27,740,715)	(26,820,811)
Total deferred tax assets, net of valuation allowance	6,137,962	701,021
Deferred tax liabilities:
Expense (3)	1,582,944	1,698,303
Total deferred tax liability	1,582,944	1,698,303
Net deferred tax assets (liabilities)	$4,555,018	$(997,282)

(2)	It’s provision for impairment inventory, fixed assets and loss contingency-litigation.

(3)	It’s due to the difference of tax basis and GAAP basis of other long term assets.

As of September 30, 2017, the aggregate NOLs incurred in 2013 through 2017 of $81.59 million deriving from entities in the U.S. will expire in varying amount between 2018 and 2022. The aggregate NOLs in 2016 through 2017 of $21.78 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022. As of December 31, 2016, the aggregate NOLs incurred in 2012 through 2016 of $78.88 million deriving from entities in the U.S. will expire in varying amount between 2017 and 2021. The aggregate NOLs incurred in 2016 of $2.12 million deriving from entities in the PRC will expire in 2021. The cumulative net loss in the PRC and U.S. can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net loss in Hong Kong can be carried forward without an expiration date.

Income (loss) before income taxes from PRC and non-PRC sources for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	For Nine Months Ended
	September 30,
	(Unaudited)
	2017	2016
Income(loss) before income taxes consists of:
PRC	$(31,709,013))	$13,309,481
Non-PRC	(6,215,314)	(10,677,423)
Total	$(37,924,327)	$2,632,058

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2016	26,820,811
Additions-change to tax expense	2,092,000
Deduction-expired of loss carried forward (4)	1,172,096
Balance at September 30,2017	27,740,715

(4)	It’s due to the loss carried forward deduction-expired of Kandi Technologies of 2012.

(b) Tax Holiday Effect

For the nine months ended September 30, 2017, and 2016, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2017 and 2016.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2017 and 2016 are as follows:

	For Nine Months Ended
	September 30,
	2017	2016
Tax benefit (holiday) credit	$55,439	$229,839
Basic net income per share effect	$0.000	$0.005

NOTE 19 – STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $4,126,008 in stock compensation expenses associated with stock options booked for the nine months ended September 30, 2017.

The following is a summary of the stock option activities of the Company:

Outstanding as of January 1, 2016	4,900,000	$9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2017	4,566,667	9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(166,667)	9.72
Outstanding as of September 30, 2017	4,400,000	$9.72

The fair value of each of the options to purchase 4,900,000 shares of common stock issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

As of September 30, 2017 and December 31, 2016, all the warrants had been exercised and the derivative liability relating to the warrants issued to the investors and a placement agent was $0.

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

For the three months ended September 30, 2017 and 2016, the Company recognized $31,675 and $(3,980,325) of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $1,396,350 and $68,775 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 21 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		September 30,	December 31,
	Remaining useful life	2017	2016
Gross carrying amount:
Trade name	4.25 years	$492,235	$492,235
Customer relations	4.25 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(274,874)	$(236,815)
Customer relations		(169,807)	(146,295)
		(444,681)	(383,110)
Intangible assets, net		$351,640	$413,211

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets were $20,524 and $20,524 for the three months ended September 30, 2017 and 2016, $61,571 and $61,571 for the nine months ended September 30, 2017 and 2016, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2017 (Three months)	$20,524
2018	82,095
2019	82,095
2020	82,095
2021	82,095
Thereafter	2,736
Total	$351,640

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into between Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd., and the company name was changed to Kandi Electric Vehicles Group Co., Ltd. in March 2014 (the “JV Company”) to develop, manufacture and sell electric vehicles (“EVs”) and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has a 50% ownership interest in the JV Company. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the JV Company. As a result, the Company now has a 50% indirect economic interest in Kandi Changxing through its 50% ownership interest in the JV Company. In order to improve the JV Company’s development, Zhejiang Geely Holding Group (“Geely Holding”), the parent company of Geely, became a shareholder of the JV Company on October 26, 2016, by purchasing the 50% in the JV Company held by Shanghai Guorun at a purchase price exceeding the cash amount of the aggregate of the original investment and past shared profits. On May 19, 2017, due to business development, Geely Holding entrusted Mr. Hu Xiaoming, Chairman of the Board of the JV Company, to hold 19% equity of the JV Company from its 50% holding of the JV Company on behalf of Geely Holding as a nominal holder. On the same day, Geely Holding transferred its remaining 31% equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Li Shufu, Chairman of the Board of Geely Holding. On May 25, 2017, Mr. Hu pledged his 19% equity in the JV Company held on behalf of Geely Holding to Geely Holding. On June 30, 2017, due to the JV Company’s operational needs, Kandi Vehicle pledged its 50% equity in the JV Company to Geely Holding as counter-guarantee, because Geely Holding provides a 100% guarantee on the JV Company’s borrowings. Despite the pledge, the guarantee and the counter-guarantee arrangements stated above, there is no change in control with respect to the 50% ownership held by each shareholder of the JV Company. In order to streamline the equity structure, on October 24, 2017, Mr. Hu transferred the 19% equity of the JV Company to Geely Group (Ningbo) Ltd. Now, Kandi Vehicles and Geely Group (Ningbo) Ltd. each own 50% equity in the JV Company.

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

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. Because the JV Company has a 100% ownership interest in Kandi Jiangsu, it has 100% ownership interests in Kandi Jinhua, JiHeKang, and JiHeKang Service Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and JiHeKang Service Company.

As of September 30, 2017, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Kandi Jinhua; (3) its 100% interest in JiHeKang; (4) its 100% interest in Kandi Shanghai; (5) its 100% interest in Kandi Jiangsu; (6) its 100% interest in JiHeKang Service Company; (7) its 100% interest in Jiangsu JiDian; (8) its 100% interest in Tianjin BoHaiWan; (9) its 100% interest in Changxing Maintenance; and (10) its 100% interest in Liuchuang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the three months and nine months ended September 30, 2017, and 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three Months Ended
	September 30,
Condensed income statement information:	2017	2016
Net revenues	$86,181,120	$11,688,178
Gross income	5,279,283	5,937,134
% of net revenues	6.1%	50.8%
Net loss	(480,622)	(426,797)
Company’s share in net (loss) income of JV based on 50% ownership	$(240,311)	$(213,399)

	Nine Months Ended
	September 30,
Condensed income statement information:	2017	2016
Net revenues	$106,109,272	$122,959,660
Gross income	3,454,547	19,538,305
% of net revenues	3.3%	15.9%
Net (loss) income	(25,665,734)	131,323
Company’s share in net (loss) income of JV based on 50% ownership	$(12,832,867)	$65,662

	September 30,	December 31,
Condensed balance sheet information:	2017	2016
Current assets	$578,690,686	$514,958,008
Noncurrent assets	196,056,068	177,563,801
Total assets	$774,746,754	$692,521,809
Current liabilities	597,354,181	505,356,626
Noncurrent liabilities	41,481,303	31,817,560
Equity	135,911,270	155,347,623
Total liabilities and equity	$774,746,754	$692,521,809

For the nine months ended September 30, 2017, and 2016, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Investment in JV Company, beginning of the period,	$77,453,014	$90,337,899
Share of loss
Company’s share in net loss of JV Company based on 50% ownership	(12,832,867)	(7,077,789)
Intercompany transaction elimination	(848,200)	(230,787)
Year 2016 unrealized profit realized	225,281	1,066
Subtotal	(13,455,786)	(7,307,510)
Exchange difference	3,090,575	(5,577,375)
Investment in JV Company, end of the period	$67,087,803	$77,453,014

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended September 30, 2017, were $21,749,790 or 77% of the Company’s total revenue, an increase of 1740.6% from the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the nine months ended September 30, 2017, were $49,233,156 or 82% of the Company’s total revenue, a decrease of 20.8% from the same period last year. Sales to the JV Company and its subsidiaries were primarily battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

The breakdown of sales to the JV Company and its subsidiaries is as follows:

	Three Months Ended
	September 30,
	2017	2016
JV Company	$21,513,825	$5,915,518
Kandi Changxing	601	(1,570,084)
Kandi Shanghai	334	(3,300,932)
Kandi Jinhua	-	(313)
Kandi Jiangsu	235,030	137,480
Total sales to JV	$21,749,790	$1,181,669

	Nine Months Ended
	September 30,
	2017	2016
JV Company	$48,541,220	$60,920,788
Kandi Changxing	61,410	247,848
Kandi Shanghai	34,176	623,499
Kandi Jinhua	-	46,753
Kandi Jiangsu	596,350	286,570
Total sales to JV	$49,233,156	$62,125,458

As of September 30, 2017 and December 31, 2016, the current and noncurrent amount due from the JV Company and its subsidiaries, was $153,640,932 and $136,536,725, respectively, of which the majority were balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	September 30,	December 31,
	2017	2016

Kandi Shanghai	$836,805	$281,657
Kandi Changxing	17,136,881	16,359,721
Kandi Jinhua	5,265,527	5,050,525
Kandi Jiangsu	1,023,686	352,587
JV Company	129,378,033	114,492,235
Consolidated JV	$153,640,932	$136,536,725

The current and noncurrent amounts due from the JV Company include seven short-term loans in the total amount of $44,336,900 that Kandi Vehicles lent to the JV Company. Each such loan carries an annual interest rate of 4.35%.

As of September 30, 2017 and December 31, 2016, the current and noncurrent amount due to the JV Company and its subsidiaries, was $1,100,847 and $566, respectively, of which the majority were balances with Kandi Changxing and Kandi Shanghai. The breakdown is as below:

	September 30,	December 31,
	2017	2016

Kandi Shanghai	$729,044	$-
Kandi Changxing	235,724	566
Kandi Jinhua	136,079	-
Consolidated JV	$1,100,847	$566

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

As of September 30, 2017, and December 31, 2016, the Company provided guarantees for the following parties:

(1)	Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	-	4,175,155
Nanlong Group Co., Ltd.	-	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	37,573,644	46,790,530
Total	$37,573,644	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $3,005,892 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein. Because NGCL defaulted on the loan principal and interest, Shanghai Pudong Development Bank brought a lawsuit to the People’s Court of Zhejiang Province in Yongkang City against NGCL, the Company and ten other guarantors in April, 2017. A judicial mediation took place at the court in Yongkang City on May 27, 2017 and the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments, and the Company understands that Shanghai Pudong Development Bank has reached a settlement with NGCL. As of September 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,358,543 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties, and a court ruling was issued in December 2016 ordering ZSICL to repay the principal and interest of the bank loan to Ping An Bank, with the Company and three other parties assuming joint liability for the default. ZSICL and the Company appealed the ruling results on February 6, 2017, and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of September 30, 2017, the Company has made three out of four installments or RMB 16 million to Ping An Bank and has an accrued remaining liability of RMB 4 million or approximately $0.6 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. As of the date of this report, the four installments in the total of RMB 20 million or approximately $3.0 million were paid to Ping An Bank, and thus, the Company has been released from the guarantor liability for this default. According to the agreement, ZSICL will reimburse the Company for the same amount. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $37,573,644 from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to October 15, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on October 15, 2017.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $11,272,093 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on July 21, 2017.

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties.

As of September 30, 2017 and December 31, 2016, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Contingencies

As of September 30, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

	September 30,	December 31,
Loss contingencies – litigation	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	$601,178	$-
Total	$601,178	$-

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Motions for the appointment of lead plaintiff and lead counsel are pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. A motion for the appointment of lead plaintiff and lead counsel is pending.

In October 2017, a purported shareholder filed a books and records action against Kandi in Delaware state court seeking the production of certain documents generally relating to the same underlying events described above as well as attorney’s fees.

The Company believes that the claims referenced above are without merit and intend to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss, if any, associated with these lawsuits.

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company only has manufacturing operations in China.

The following table sets forth revenues by geographic area:

	Three Months Ended September 30,
	2017		2016
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$1,218,901	4%	$1,520,367	24%
China	27,134,998	96%	4,846,013	76%
Total	$28,353,899	100%	$6,366,380	100%

	Nine Months Ended September 30,
	2017		2016
	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$3,621,439	6%	3,134,750	3%
China	56,332,312	94%	109,106,891	97%
Total	$59,953,751	100%	112,241,641	100%

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for the three months ended September 30, 2017 and 2016:

	Three Months ended
	September 30,
	2017	2016
Service Company	-	(26,490)
Total	$-	(26,490)

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for the nine months ended September 30, 2017 and 2016:

	Nine Months ended
	September 30,
	2017	2016
Service Company	-	3,951,078
Total	$-	3,951,078

The details for amounts due from related parties (other than the JV Company and its subsidiaries) as of September 30, 2017 and December 31, 2016 were as below:

	September 30,	December 31,
	2017	2016
Service Company	6,437,261	10,484,816
Total due from related party	$6,437,261	10,484,816

The Company has a 9.5% ownership interest in the Service Company and Mr.Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company and its subsidiaries, please refer to Note 22.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $0 as of September 30, 2017 and December 31, 2016, in accordance with our management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $574,165 and $415,797 of decline in net realizable value of inventory as of September 30, 2017 and December 31, 2016, respectively, due to our provision for slow moving inventory.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off- road vehicles in China. For the three months ended September 30, 2017, we recognized total revenue of $28,353,899 as compared to $6,366,380 for the three months ended September 30, 2016, an increase of $21,987,519, or 345.4%. During the third quarter 2017, we gradually resumed normal production and turned losses in the past two consecutive quarters to profits generated in this period. For the nine months ended September 30, 2017, we recognized total revenue of $59,953,751 as compared to $112,241,641 for the nine months ended September 30, 2016, a decrease of $52,287,890, or 46.6%. Although we improved our operations in the third quarter 2017, the decrease in revenue for the nine months ended September 30, 2017 was primarily due to weak EV parts demand for the first half of 2017 from the JV Company and its subsidiaries because of the overruling and re-announcement of the MIIT’s (as such term is defined below) directory of recommended models of new energy vehicles as a result of the PRC government’s new subsidy policies effective as of January 1, 2017, as well as the extended delays of subsidy payments for EVs manufactured in previous years resulting from the Chinese government’s industry-wide subsidy review in 2016, which resulted in temporary difficulties for the JV Company to increase production in the first half of 2017. Our primary source of revenue is from the sale of our EV parts, which accounted for 93.2% of our total revenue in the nine months ended September 30, 2017. For the nine months ended September 30, 2017, our EV parts revenues were $55,875,765, a decrease of $48,840,820, or 46.6%, as compared to our EV parts revenues of $104,716,584 for the nine months ended September 30, 2016. Our off-road vehicle revenue increased $307,374 from the year ago period, or 8.2%, to $4,077,986 for the nine months ended September 30, 2017 as compared to the same period a year ago, mainly as a result of organic growth. For the nine months ended September 30, 2017, we recorded $9,255,761 of gross profits, a decrease of 41.5% from the same period of 2016, primarily due to the decrease of revenue from the sale of EV parts. Gross margin for the nine months ended September 30, 2017, was 15.4%, a slight increase from 14.1% from the nine months ended September 30, 2016. We recorded a net loss of $33,793,376 for the nine months ended September 30, 2017, compared to net income of $2,315,659 in the same period of 2016, largely due to share of loss from the JV Company of $13,455,786 and significantly increased research and development (“R&D”) costs of $26,569,624 mainly used to develop a new EV model K23 to prepare the Company for business growth in the coming years, Excluding the effects of stock award expenses, which were $5,522,358 and $13,954,379 for the nine months ended September 30, 2017, and 2016, respectively, and the change of the fair value of financial derivatives, which were $0 and a gain of $3,823,590 for the nine months ended September 30, 2017, and 2016, respectively, our net loss (non-GAAP) was $28,271,018 for the nine months ended September 30, 2017, as compared to net income (non-GAAP) of $12,446,448 for the nine months ended September 30, 2016, a decrease of $40,717,466 or 327.1%.

The JV Company continues to enhance its vehicle offering, and its new model K27 is now listed on the Government’s thirteenth approved directory of New Energy Vehicles and qualified for a purchase tax exemption. Model K27 is an upgraded model based on model K17 with an advanced driving motor, resulting in improved speed acceleration and stabilization for the vehicle’s performance. Additionally, a number of innovative features are added to the Model K27, such as engine start/stop button, user remote control over vehicle software, remote monitoring, in-vehicle 4G Internet access, Controller Area Network (CAN) and event data recorder. Equipped with the most advanced technologies available today, the Model K27 has fascinated customers even before its official launch. We look forward to seeing the positive impact this will have on K27 sales. In addition, K22 model has also been approved as a new electric vehicle model  in the Public Notice No. 47 in 2017 issued by China’s Ministry of Industry and Information Technology (“MIIT”). We believe it will be included as a new recommended model vehicle in the Directory of New Energy Vehicles and listed on the directory qualified for a purchase tax exemption in the near future. These new additions of EV models will help us regain revenue growth momentum.

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	6,604,109	23.3%	5,211,201	81.9%	1,392,908	26.7%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	21,749,790	76.7%	1,155,179	18.1%	20,594,611	1782.8%

REVENUES, NET	28,353,899		6,366,380		21,987,519	345.4%

COST OF GOODS SOLD	23,522,406	83.0%	5,715,211	89.8%	17,807,195	311.6%

GROSS PROFIT	4,831,493	17.0%	651,169	10.2%	4,180,324	642.0%

OPERATING EXPENSES:
Research and development	657,851	2.3%	522,806	8.2%	135,045	25.8%
Selling and marketing	216,351	0.8%	374,102	5.9%	(157,751)	(42.2%)
General and administrative	2,196,201	7.7%	373,411	5.9%	1,822,790	488.1%
Total Operating Expenses	3,070,403	10.8%	1,270,319	20.0%	1,800,084	141.7%

INCOME (LOSS) FROM OPERATIONS	1,761,090	6.2%	(619,150)	(9.7%)	2,380,240	(384.4%)

OTHER INCOME(EXPENSE):
Interest income	619,923	2.2%	832,031	13.1%	(212,108)	(25.5%)
Interest expense	(598,523)	(2.1%)	(425,152)	(6.7%)	(173,371)	40.8%
Change in fair value of financial instruments	-	0.0%	10,692	0.2%	(10,692)	(100.0%)
Government grants	474,950	1.7%	594,323	9.3%	(119,373)	(20.1%)
Share of profit (loss) after tax of JV	444,181	1.6%	(299,538)	(4.7%)	743,719	(248.3%)
Other income (expense), net	(6,560)	(0.0%)	(106,299)	(1.7%)	99,739	(93.8%)
Total other expense, net	933,971	3.3%	606,057	9.5%	327,914	54.1%

INCOME (LOSS) BEFORE INCOME TAXES	2,695,061	9.5%	(13,093)	(0.2%)	2,708,154	(20684.0%)

INCOME TAX EXPENSE	(776,985)	(2.7%)	(552,848)	(8.7%)	(224,137)	40.5%

NET INCOME (LOSS)	1,918,076	6.8%	(565,941)	(8.9%)	2,484,017	(438.9%)

(a) Revenue

For the three months ended September 30, 2017, our revenue was $28,353,899 compared to $6,366,380 for the same period of 2016, an increase of $21,987,519 or 345.4%. Our products include EV parts and off-road vehicles, including ATVs, utility vehicles, go-karts, and others. The increase in revenue was mainly due to the increase in EV parts sales during this quarter. The selling prices of our products for the three months ended September 30, 2017 decreased on average from the same period last year. The increase in revenues was primarily due to the increase in sales volume.

The following table summarizes our revenues by product types for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	Sales	Sales
EV parts	$27,008,051	$4,712,106
EV products	-	(25,172)
Off-road vehicles	1,345,848	1,679,446
Total	$28,353,899	$6,366,380

EV Parts

Among our total revenues during the three months ended September 30, 2017, approximately $27,008,051, or 95.3%, resulted from the sale of EV parts. We started our EV parts business in 2014, and revenue from EV parts in the third quarter of 2017 increased $22,295,944 or 473.2% compared to the third quarter of 2016. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, which accounted for 95.3% of total sales. Among total sales for the three months ended September 30, 2017, approximately 74.4% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 8.6% of total sales were related to sales of EV controllers, approximately 7.3% of the total sales were related to sales of air conditioning units, and approximately 3.5% of total sales were related to sales of EV drive motors.

During the three months ended September 30, 2017 and 2016, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 77% and 19% of our total net revenue for the quarter, respectively. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

Among our total revenues during the three months ended September 30, 2017, approximately $1,345,848, or 4.7%, resulted from the sale of off-road vehicles. The off-road vehicles revenue decreased $333,598, or 19.9% compared to the same period of 2016.

(b) Cost of goods sold

Cost of goods sold was $23,522,406 during the three months ended September 30, 2017, representing an increase of $17,807,195, or 311.6%, compared to that of the same period of 2016. The increase was primarily due to the corresponding increase in sales resulting from increased demand for our EV parts by the JV Company.

(c) Gross profit

The margins by products for the three months ended September 30, 2017 and 2016 are as below:

	Three Months Ended September 30,
	2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$27,008,051	22,349,887	4,658,164	17.2%	$4,712,106	4,123,261	588,845	12.5%
EV products	-	-	-	-	(25,172)	(23,337)	(1,835)	-
Off-road vehicles	1,345,848	1,172,519	173,329	12.9%	1,679,446	1,615,287	64,159	3.8%
Total	$28,353,899	23,522,406	4,831,493	17.0%	$6,366,380	5,715,211	651,169	10.2%

Gross profit for the third quarter of 2017 increased 642.0% to $4,831,493, compared to $651,169 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 17.0% compared to 10.2% for the same period of 2016. The increase in our gross margin was mainly due to the decreased raw material purchase prices, increased production line personnel productivity and using less expensive but same quality new material to cut costs.

(d) Research and development

R&D expenses were $657,851 for the third quarter of 2017, an increase of $135,045 or 25.8% compared to the same period of last year. This increase was primarily due to R&D expenses related to various EV and off-road vehicles R&D projects for the three months ended September 30, 2017.

(e) Sales and marketing expenses

Selling and marketing expenses were $216,351 for the third quarter of 2017, compared to $374,102 for the same period last year, a decrease of $157,751 or 42.2%. This decrease was primarily attributable to the decreased shipping costs and decreased product maintenance expenses for batteries during this period.

(f) General and administrative expenses

General and administrative expenses were $2,196,201 for the third quarter of 2017, compared to $373,411 for the same period of last year, an increase of $1,822,790 or 488.1%. For the three months ended September 30, 2017, general and administrative expenses included $1,029,171 in expenses for common stock awards to employees and consultants, compared to a $1,203,204 of reduction adjustment for common stock awards and stock options to employees for the same period in 2016. Excluding stock compensation expense, our net general and administrative expenses for the three months ended September 30, 2017 were $1,167,030, a decrease of $409,585, or 26.0%, from $1,576,615 for the same period of 2016, which was largely due to the various taxes of $0.45 million paid to Hainan Wanning local government during the third quarter of last year for the relocation of Hainan facility from Wanning city to the Haikou city high-tech zone.

(g) Government grants

Government grants were $474,950 for the third quarter of 2017, compared to $594,323 for the same quarter last year, representing a decrease of $119,373, or 20.1%, which was mainly due to the receipt of less government awards and subsidies this period.

(h) Interest income

Interest income was $619,923 for the third quarter of 2017, a decrease of $212,108 or 25.5% compared to the same period of last year. This decrease was primarily attributable to decreased interest rates on loans to the JV Company. The interest rate was reduced to 4.35% in 2017 from 8.7% in 2016 although the loan amount increased from the same quarter last year. In addition, we had interest income from a loan to a third party in the third quarter last year but we didn’t have such loan in the third quarter of 2017.

(i) Interest expenses

Interest expenses were $598,523 in the third quarter of 2017, an increase of $173,371 or 40.8% compared to the same period of last year. This increase was primarily due to the additional interest expenses associated with the note payable to a third party. Of the interest expenses, $608 and $18,875 were discounts associated with the settlement of bank acceptance notes for the three months ended September 30, 2017 and 2016, respectively.

(j) Change in fair value of financial instruments

For the third quarter of 2017, the gain or loss related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $0, a decrease of $10,692 from the same period of last year, which was mainly the result of all remaining unexercised warrants expired as of September 30, 2017.

(k) Share of profit (loss) after tax of the JV Company

For the third quarter of 2017, the JV Company’s net sales were $86,181,120, gross income was $5,279,283, and net loss was $480,622. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $240,311 for the third quarter of 2017. After eliminating intra-entity profits and losses, our share of the after tax profit of the JV Company was $444,181 for the third quarter of 2017, an increase of $743,719 compared to the same period of last year. The decrease of the JV Company’s losses was because the JV Company gradually resumed normal production during the third quarter this year.

During the third quarter of 2017, the JV Company sold 6,765 units of EV products including 2,747 units of K17 and 4,018 of k12 as compared to 184 units of EV products sold in the same period of last year, an increase of 6,581 units of EV products or 3576.63%.

(l) Other expense, net

Net other expense was $6,560 for the third quarter of 2017, compared to 106,299 for the same period of last year, which was largely due to a late fee paid to Hainan Wanning local government associated to land use taxes last year. In 2016, the Hainan facility was relocated from Wanning city to the Haikou city high-tech zone due to the realignment of the government’s development planning and we had a temporary delay in the payment of land use taxes incurred during the relocation.

(m) Net income (loss) from continuing operation

Net income was $1,918,076 for the third quarter of 2017, an increase of $2,484,017 compared to a net loss of $565,941 for the same period of last year. The increase was primarily attributable to significantly increased revenue and gross profits this period as compared to the same period of last year. Excluding the effects of stock compensation expenses, which were $1,029,171 and $(1,203,204) for the third quarter of 2017 and 2016, respectively, and the change of the fair value of financial derivatives which was $0 and a gain of $10,692 for the three months ended September 30, 2017 and 2016, respectively, our non-GAAP net income was $2,947,247 for the three months ended September 30, 2017 as compared to non-GAAP net loss $1,779,837 for the same period of 2016, an increase of $4,727,084. The increase in net income (non-GAAP) was primarily attributable to the significantly increased revenue and gross profits in the third quarter of 2017.

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

	Three Months Ended
	September 30,
	2017	2016
GAAP net income (loss) from continuing operations	$1,918,076	$(565,941)
Stock award expenses	1,029,171	(1,203,204)
Change of the fair value of financial derivatives	-	(10,692)
Non-GAAP net income (loss) from continuing operations	$2,947,247	$(1,779,837)

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$10,720,595	17.9%	$46,165,105	41.1%	$(35,444,510)	(76.8%)
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	49,233,156	82.1%	66,076,536	58.9%	(16,843,380)	(25.5%)

REVENUES, NET	59,953,751	100.0%	112,241,641	100.0%	(52,287,890)	(46.6%)

COST OF GOODS SOLD	50,697,990	84.6%	96,417,337	85.9%	(45,719,347)	(47.4%)

GROSS PROFIT	9,255,761	15.4%	15,824,304	14.1%	(6,568,543)	(41.5%)

OPERATING EXPENSES:
Research and development	26,569,624	44.3%	1,222,967	1.1%	25,346,657	2072.6%
Selling and marketing	976,913	1.6%	1,150,880	1.0%	(173,967)	(15.1%)
General and administrative	12,074,147	20.1%	18,031,487	16.1%	(5,957,340)	(33.0%)
Total Operating Expenses	39,620,684	66.1%	20,405,334	18.2%	19,215,350	94.2%

LOSS FROM OPERATIONS	(30,364,923)	(50.6%)	(4,581,030)	(4.1%)	(25,783,893)	562.8%

OTHER INCOME(EXPENSE):
Interest income	1,709,990	2.9%	2,397,364	2.1%	(687,374)	(28.7%)
Interest expense	(1,761,786)	(2.9%)	(1,299,549)	(1.2%)	(462,237)	35.6%
Change in fair value of financial instruments	0	0.0%	3,823,590	3.4%	(3,823,590)	(100.0%)
Government grants	5,804,561	9.7%	2,292,180	2.0%	3,512,381	153.2%
Share of loss after tax of JV	(13,455,786)	(22.4%)	(203,375)	(0.2%)	(13,252,411)	6516.2%
Other income (expense), net	143,617	0.2%	202,878	0.2%	(59,261)	(29.2%)
Total other expense, net	(7,559,404)	(12.6%)	7,213,088	6.4%	(14,772,492)	(204.8%)

LOSS BEFORE INCOME TAXES	(37,924,327)	(63.3%)	2,632,058	2.3%	(40,556,385)	(1540.9%)

INCOME TAX BENEFIT (EXPENSE)	4,130,951	6.9%	(316,399)	(0.3%)	4,447,350	(1405.6%)

NET (LOSS) INCOME	(33,793,376)	(56.4%)	2,315,659	2.1%	(36,109,035)	(1559.3%)

(a) Revenue

For the nine months ended September 30, 2017, our revenue was $59,953,751 compared to $112,241,641 for the same period of 2016, a decrease of $52,287,890 or 46.6%. Our products include EV parts and off-road vehicles, including ATVs, utility vehicles, go-karts, and others. The decrease in revenue was mainly due to the significant decrease in EV parts sales during first half of 2017. The selling prices of our products for the nine months ended September 30, 2017 decreased on average from the same period last year. The decrease in revenue was primarily due to the decrease in sales volume.

The following table summarizes our revenues by product types for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	Sales	Sales
EV parts	$55,875,765	$104,716,584
EV products	-	3,754,444
Off-road vehicles	4,077,986	3,770,613
Total	$59,953,751	$112,241,641

EV Parts

Among our total revenues during the nine months ended September 30, 2017, approximately $55,875,765, or 93.2%, resulted from the sale of EV parts. We started our EV parts business in 2014, and revenue from EV parts decreased $48,840,820 or 46.6% compared to the same period of 2016. Our EV parts sales primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts, which accounted for 93.2% of total sales. Among total sales for the nine months ended September 30, 2017, approximately 67.8% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 10.5% of total sales were related to sales of EV controllers, approximately 7.8% of the total sales were related to sales of air conditioning units, and approximately 5.3% of total sales were related to sales of EV drive motors.

During the nine months ended September 30, 2017 and 2016, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 82% and 55% of our total net revenue for the period, respectively. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

During the nine months ended September 30, 2017 and 2016, our revenue from the sale of EV parts to the Service Company was 0% and 4% of total sales, respectively. The Service Company purchased the battery packs for speed upgrades and other EV parts for repair and maintenance.

Off-Road Vehicles

Among our total revenues during the nine months ended September 30, 2017, approximately $4,077,986, or 6.8%, resulted from the sale of off-road vehicles. The off-road vehicles revenue increased $307,374, or 8.2% compared to the same period of 2016, mainly due to its organic growth.

(b) Cost of goods sold

Cost of goods sold was $50,697,990 during the nine months ended September 30, 2017, representing a decrease of $45,719,347, or 47.4%, compared to that of the same period of 2016. The decrease was primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company in the first half of 2017.

(c) Gross profit

The margins by products for the nine months ended September 30, 2017 and 2016 are as below:

	Nine Months Ended September 30,
	2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$55,875,765	47,147,335	8,728,430	15.6%	$104,716,584	89,263,446	15,453,138	14.8%
EV products	-	-	-	-	3,754,444	3,667,459	86,985	2.3%
Off-road vehicles	4,077,986	3,550,655	527,331	12.9%	3,770,613	3,486,432	284,181	7.5%
Total	$59,953,751	50,697,990	9,255,761	15.4%	$112,241,641	96,417,337	15,824,304	14.1%

Gross profit for the nine months ended September 30, 2017 decreased 41.5% to $9,255,761, compared to $15,824,304 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin increased to 15.4% compared to 14.1% for the same period of 2016. The increase in our gross margin was mainly due to the decreased raw material purchase prices, increased production line personnel productivity and using less expensive material of the same quality to cut costs offset by the decreased selling prices of battery to the JV Company in the nine months ended September 30, 2017.

(d) Research and development

R&D expenses were $26,569,624 for the nine months ended September 30, 2017, an increase of $25,346,657 or 2072.6% compared to the same period of last year. This increase was primarily due to significantly increased R&D expenses related to the development of a new EV model at Hainan facility for the nine months ended September 30, 2017. For the nine months ended September 30, 2017 and 2016, approximately 96.5% and 0% of our research and development expenses were spent on the R&D of a new EV product model at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles R&D projects.

(e) Sales and marketing expenses

Selling and marketing expenses were $976,913 for the nine months ended September 30, 2017, compared to $1,150,880 for the same period last year, a decrease of $173,967 or 15.1%. This decrease was primarily attributable to the decreased shipping costs due to the decreased sales this period.

(f) General and administrative expenses

General and administrative expenses were $12,074,147 for the nine months ended September 30, 2017, compared to $18,031,487 for the same period of last year, a decrease of $5,957,340 or 33.0%. For the nine months ended September 30, 2017, general and administrative expenses included $5,522,358 in expenses for common stock awards to employees and consultants, compared to $13,954,379 for the same period in 2016. Excluding stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2017 were $6,551,789, an increase of $2,474,681, or 60.7%, from $4,077,108 for the same period of 2016. The increase was largely due to the contingent loss accrued in connection with litigation.

(g) Government grants

Government grants were $5,804,561 for the nine months ended September 30, 2017, compared to $2,292,180 for the same quarter last year, representing an increase of $3,512,381, or 153.2%, which was primarily due to subsidies we received from the Hainan provincial government to assist our development of a new EV model.

(h) Interest income

Interest income was $1,709,990 for the nine months ended September 30, 2017, a decrease of $687,374 or 28.7% compared to the same period of last year. This decrease was primarily attributable to decreased interest rates on loans to the JV Company. The interest rate was reduced to 4.35% in 2017 from 8.7% in 2016 although the loan amount increased from the same period last year. In addition, we had interest income from a loan to a third party in the same period of last year that did not continue into the nine months ended September 30, 2017.

(i) Interest expenses

Interest expenses were $1,761,786 in the nine months ended September 30, 2017, an increase of $462,237 or 35.6% compared to the same period of last year. This increase was primarily due to the additional interest expenses associated with the note payable to a third party. Of the interest expenses, $62,191 and $18,875 were discounts associated with the settlement of bank acceptance notes for the nine months ended September 30, 2017 and 2016, respectively.

(j) Change in fair value of financial instruments

For the nine months ended September 30, 2017, the gain or loss related to changes in the fair value of derivative liability relating to the warrants issued to the investors and a placement agent was $0, a decrease of $3,823,590 to the same period of last year, which was mainly the result of all remaining unexercised warrants expiring as of September 30, 2017.

(k) Share of loss after tax of the JV Company

For the nine months ended September 30, 2017, the JV Company’s net sales were $106,109,272, gross income was $3,454,547, and net loss was $25,665,734. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $12,832,867 for the nine months ended September 30, 2017. After eliminating intra-entity profits and losses, our share of the after tax losses of the JV Company was $13,455,786 for the nine months ended September 30, 2017, an increase in loss of $13,252,411 compared to the same period of last year. The increase of the JV Company’s loss was primarily due to the decreased EV product sales in the nine months ended September 30, 2017 because of the re-announcement of the MIIT’s directory of recommended models of new energy vehicles as a result of new government’s subsidy policies effective as of January 1, 2017 as well as the extended delays of subsidy payments for EVs manufactured in previous years, which resulted in temporary difficulties for the JV Company to increase or maintain production.

During the nine months ended September 30, 2017, the JV Company sold 7,130 units of EV products, including 50 units of K11, 3,062 units of K17 and 4,018 of K12, as compared to a total of 7,384 units of EV products sold by the JV Company in the same period of last year, a decrease of 254 units of EV products or 3.4%..

(l) Other income, net

Net other income was $143,617 for the nine months ended September 30, 2017, a decrease of $59,261 or 29.2% compared to the same period of last year.

(m) Net income (loss) from continuing operation

Net loss was $33,793,376 for the nine months ended September 30, 2017, a negative change of $36,109,035 compared to net income $2,315,659 for the same period of last year. The negative change was primarily attributable to significantly decreased sales and gross profits in the first half of 2017, losses from the JV Company and significantly increased R&D expenses. Excluding the effects of stock compensation expenses, which were $5,522,358 and $13,954,379 for the nine months ended September 30, 2017 and 2016, respectively, and the change of the fair value of financial derivatives which was $0 and a gain of $3,823,590 for the nine months ended September 30, 2017 and 2016, respectively, our non-GAAP net loss was $28,271,018 for the nine months ended September 30, 2017 as compared to non-GAAP net income $12,446,448 for the same period of 2016, a negative change of $40,717,466, or 327.1%. The decrease in net income (non-GAAP) was primarily attributable to the decrease in revenue and gross profits in the first half of 2017, the JV Company’s net losses, and significantly increased R&D expenses made in an effort to prepare the Company for future business growth.

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

	Nine Months Ended
	September 30,
	2017	2016
GAAP net (loss) income from continuing operations	$(33,793,376)	$2,315,659
Stock award expenses	5,522,358	13,954,379
Change of the fair value of financial derivatives	-	(3,823,590)
Non-GAAP net (loss) income from continuing operations	$(28,271,018)	$12,446,448

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the nine months ended September 30, 2017, cash used in operating activities was $698,599 as compared to $22,545,245 for the same period of last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for the nine months ended September 30, 2017 were a decrease in advances to suppliers and prepayments and prepaid expenses of $23,878,150 and an increase in accounts payable of $53,078,541. The major operating activities that used cash for nine months ended September 30, 2017 were net losses of $33,793,376, an increase in accounts due from JV Company of $33,071,177 and an increase in long-term accounts due from the JV Company of $15,907,183.

For the nine months ended September 30, 2017, cash provided by investing activities was $8,444,239, as compared to $7,752,776 for the same period of last year. The major investing activity that provided cash for the nine months ended September 30, 2017 was the decrease in restrict cash of $5,875,786 and decrease in short term investments of $4,553,734. The major investing activities that used cash for nine months ended September 30, 2017 were $1,565,244 of purchases of construction in progress.

For the nine months ended September 30, 2017, cash used in financing activities was $16,700,441, as compared to cash provided by financing activities of $1,954,143 for the same period of last year. The major financing activities that provided cash for the nine months ended September 30, 2017 were proceeds from notes payable of $13,367,413 and proceeds from short-term bank loans of $24,854,574. The major financing activities that used cash for the nine months ended September 30, 2017 were $27,939,362 of repayments of short-term bank loans and $14,060,961 of repayments of notes payables.

Working Capital

We had a working capital surplus of $45,296,072 at September 30, 2017, compared to $86,348,025 as of December 31, 2016.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2017 were as follows:

Nine Months Ended
September 30, 2017
(In Thousands)
Capital requirements
Purchase of plant and equipment	$420
Purchase of construction in progress	1,565
Repayments of short-term bank loans	27,939
Repayments of notes payable	14,061
Increase in restricted cash	12,922
Internal cash used in operations	699
Total capital Requirements	$57,606

Capital provided
Proceeds from short-term bank loan	24,855
Proceeds from notes payable	13,367
Repayments of short term investment	4,554
Decrease in cash	8,675
Decrease in restricted cash	5,876
Total capital provided	$57,327

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past nine months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	3-5 years	More than 5 years
R&D Obligations	$9,017,675	9,017,675	-	-
Hainan Obligations	16,231,814	16,231,814	-	-
Loans from Haikou Rural Credit Cooperative	$30,058,915	-	30,058,915	-
Total	$55,308,404	25,249,489	30,058,915	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of September 30, 2017, the total revised contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $137 million, of which RMB 744,000,000 or approximately $112 million has been paid and RMB168,000,000 or approximately $25 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term loans:

Short-term loans are summarized as follows:

	September 30,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, due on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	10,520,621	11,229,727
Loans from Hangzhou Bank
Interest rate 4.35% per annum, due on October 16, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,334,375	7,025,778
Interest rate 4.79% per annum, due on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	10,851,268	10,394,696
Interest rate 4.35% per annum, paid off on March 23, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	5,614,864
Interest rate 4.35% per annum, due March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,607,070	-
Loans from Individual Third Parties
Interest rate 12% per annum	300,589	-
	$32,613,923	34,265,065

Long-term loans are summarized as follows:

	September 30,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	30,058,915	28,794,172
	$30,058,915	28,794,172

Notes payable:

	September 30,	December 31,
	2017	2016
Bank acceptance notes:	$	$
Due March 22, 2017	-	400,239
Due March 29, 2017	-	1,439,709
Due June 21, 2017	-	1,439,709
Due October 6, 2017	174,466
Due October 21, 2017	819,105	-
Due November 2, 2017	6,763,256	-
Due November 4, 2017	901,767	-
Due December 6, 2017	901,767	-
Due December 22, 2017	93,465	-
Due January 4, 2018	4,877,059
Due June 21, 2018	367,717	-
Other Notes Payable:
Due May 6, 2017	-	11,517,668
Due May 6, 2019	11,313,967	-
Total	$26,212,569	$14,797,325

Guarantees and pledged collateral for third-party bank loans

As of September 30, 2017 and December 31, 2016, we provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	-	4,175,155
Nanlong Group Co., Ltd.	-	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	37,573,644	46,790,530
Total	$37,573,644	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $3,005,892 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of NGCL under the loan contract if NGCL fails to perform its obligations as set forth therein. Because NGCL defaulted on the loan principal and interest, Shanghai Pudong Development Bank brought a lawsuit to the People’s Court of Zhejiang Province in Yongkang City against NGCL, the Company and ten other guarantors in April, 2017. A judicial mediation was taken place at court in Yongkang City on May 27, 2017 and the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments, and the Company understands that Shanghai Pudong Development Bank has reached a settlement with NGCL. As of September 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,358,543 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. Because ZSICL defaulted on the loan interest, Ping An Bank brought a lawsuit against ZSICL, the Company and three other parties, and a court ruling was issued in December 2016 to order ZSICL to repay the principal and interest of the bank loan to Ping An Bank, with the Company and three other parties assuming joint liability for the default. ZSICL and the Company appealed the ruling results on February 6, 2017, and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of September 30, 2017, the Company has made three out of four installments or RMB 16 million to Ping An Bank and has an accrued remaining liability of RMB 4 million or $0.6 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. As of the date of this report, the four installments of RMB 20 million or approximately $3.0 million was paid to Ping An Bank, and thus, the Company has been released from the guarantor liability for this default. According to the agreement, ZSICL will reimburse the Company for the same amount. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $37,573,644 from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to October 15, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on October 15, 2017.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $11,272,093 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on July 21, 2017.

 All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties.

As of September 30, 2017 and December 31, 2016, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Contingencies

As of September 30, 2017 and December 31, 2016, our loss contingencies are summarized as follow:

	September 30,	December 31,
Loss contingencies – litigation	2017	2016
Zhejiang Shuguang Industrial Co., Ltd.	$601,178	$-
Total	$601,178	$-

Recent Development Activities:

On August 21, 2017, the Company announced that the Party Secretary of Jiangsu Province Mr. Li Qiang, along with other local political leaders, visited Rugao City and learned about the progress of renewable energy vehicle development. Mr. Li gave high praise of Kandi’s accomplishments in electric vehicle development in Rugao City. Mr. Li also explained to the delegation that Kandi was among the earliest manufacturers and developers of pure electric vehicles in China, and has achieved many milestones in the research and development of electric vehicles. Now, it is time for Kandi to accelerate its growth with Jiangsu government’s strong support. Mr. Hu Xiaoming, Chairman and CEO of Kandi, also highlighted the innovation of “no charging station, no charging needed, no staff attended, no place restricted, no mileage worry and no environmental pollution” in the Car-share model. Mr. Li emphasized that Car-share begins a new era for electric vehicle development and he believes with the provincial and municipal government’s unwavering support, Kandi will make progress in its unique innovative Car-share business model. He encouraged Kandi to take hold of the unprecedented opportunity and enormous growth potential in the electric vehicle industry and urged Kandi to create an attractive path to that goal through Car-share innovation to enhance the efficiency of electric vehicle use.

On September 1, 2017, the Company announced that Mr. Li Guoliang, Deputy Governor of Hainan Province, along with other political leaders, toured the Kandi’s Hainan production facility and learned about the progress updates on the Hainan Facility’s first prototype of a pure electric vehicle, Model K23. Kandi’s Model K23 incorporates internationally-recognized advanced driver technology, and features a touchscreen control interface, high-pressure 4-in-1 power controls, an automated collision prevention system, an ultra-lightweight structure, increased motor efficiency, a superior battery-energy ratio, and wireless internet capabilities, among other exciting features. The Model K23 has a wheelbase of 2.65 meters and a maximum speed of 100 km/h, and drivers can choose between driving ranges of 150 km or 250 km, according to intended use, whether as family transportation or for use as part of a car-hailing service. Deputy Governor Li was impressed with the progress the Hainan Facility has achieved and praised the development of the Model K23. He encouraged Kandi to accelerate its pace in research and development, and urged Kandi to continue to innovate new vehicle types to satisfy market demand for electric vehicles. Deputy Governor Li also reaffirmed the Hainan Provincial Government’s continuous support for Kandi’s renewable energy vehicle development.

On September 5, 2017, the Company announced that the “JV Company” sold 3,213 units of electric vehicle (“EV”) products in August. Mr. Hu Xiaoming, Chairman and CEO of Kandi, commented “Our business was heavily impacted last year due to the confusion surrounding the reusable battery exchange model. We have been working diligently to gradually resume normal production. We believe that we will regain our leading market position in the EV industry by the year end.”

On September 29, 2017, the Company announced that the “JV Company” and Hangzhou Vocational & Technical College entered into a strategic agreement to jointly establish the Renewable Energy Automotive Institution and the Kandi Renewable Energy Vehicle Collaborative Innovation Center. The goal of the agreement is to institutionalize renewable energy research and to develop an outreach strategy to promote the renewable energy vehicle industry. The Chinese government, with the current global interest in renewable energy vehicles in mind, has identified the promotion of the Chinese renewable energy automotive industry as a primary national strategic objective. However, until now there has not been a professional institution specifically focused on training personnel for the renewable energy automotive sector, which, unlike the traditional automotive industry, is experiencing rapid growth and a shortage of skilled and specialized technicians. The Kandi Renewable Energy Automotive Institution is the result of a successful combination of Kandi’s extensive experience with the renewable energy automotive industry, electric vehicle sharing, and advanced technology, with Hangzhou V&T College’s targeted educational training programs designed to advance students’ careers. The two parties have also jointly launched the Kandi Renewable Energy Automotive Research Institution to further develop renewable energy vehicle technologies and automotive networking application research, development, and operations, as well as the Car Sharing Innovation Research Center to support research on car-sharing and other new and innovative automotive business models. Hangzhou V&T College is an accredited career training college in China whose graduates are regularly recruited by the top 50 ranked businesses. The collaboration between the two is an innovation in renewable energy automotive research in the academic field.

On November 1, 2017, the Company announced that according to public Notice No. 46 issued by China’s Ministry of Industry and Information Technology (“MIIT”) and State Administration of Taxation (“SAT”) promulgated on October 31, 2017, Kandi’s Geely Brand Electric Vehicle (“EV”) SMA7001BEV40 (Model K27) was listed on the thirteenth approved directory of New Energy Vehicles. As a result, the Model K27 is now qualified for a purchase tax exemption. Kandi’s Model K27 is an upgraded model based on the model K17. Equipped with an advanced drive motor, its motor power has increased by 6kW compared to the model K17, and its energy consumption has been reduced by 5-10%, resulting in improved speed acceleration and stabilization for the vehicle’s performance. A number of innovative features are added to the Model K27, such as engine start/stop button, user remote control over vehicle software, remote monitoring, in-vehicle 4G Internet access, Controller Area Network (CAN) and event data recorder. Equipped with the most advanced technologies available today, the Model K27 has fascinated customers even before its official launch. We look forward to seeing the positive impact this will have on K27 sales. In addition, Model K22 has also been approved as a new electric vehicle model  in the Public Notice No. 47 in 2017 issued by MIIT. We believe it will be included as a new recommended model vehicle in the Directory of New Energy Vehicles and listed on the directory qualified for a purchase tax exemption in the near future. We anticipate that these new additions of EV models will help us regain revenue growth momentum.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $24.3 million and notes receivable from JV Company and related parties of $1.5 million as of September 30, 2017. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2017, we had $32.6 million of short-term bank loans and $30.1 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2017. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the third quarter of 2017, the Company, under the supervision of the Board’s Audit Committee, continued to implement its remediation plans. The management together with the Company’s internal control department reengineered certain control measures to strengthen the Company’s internal control over financial reporting.

i.	We reengineered the process and procedures of U.S. GAAP based period financial consolidation and SEC reporting through improved working models with added controls over the areas such as related party transactions, cash flows and equity investments to ensure the completeness and accuracy and regulatory compliance of our financial statements. ;

ii.	We also redeveloped the Company’s Accounting Manual to include the exhibits related to the variance between U.S. GAAP and Chinese GAAP and provided comprehensive practice guidance for the conversion of Chinese and the U.S. accounting standards to enhance the professional knowledge and practice skills of the Company’s financial personnel in preparing U.S. based financial statements.

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

In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”), the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties (please refer to Note 23 of the notes to our condensed consolidated financial statements contained in this report). On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. ZSICL and the Company appealed the ruling results on February 6, 2017 and the court rejected the appeal on March 29, 2017. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle this case. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of September 30, 2017, the Company has made three out of four installments or RMB 16 million to Ping An Bank and has an accrued remaining liability of RMB 4 million or $0.6 million for the estimated contingent loss in connection with this matter. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests. As of the date of this report, the four installments in the total of RMB 20 million or approximately $3.0 million were paid to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the agreement, ZSICL will reimburse the Company for the same amount of RMB 20 million or approximately $3.0 million. The Company expects the likelihood of incurring losses in connection with this matter to be low.

In April 2017, Shanghai Pudong Development Bank filed a suit against Nanlong Group Co., Ltd. (“NGCL”), the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million, for which the Company is a guarantor along with ten other guarantors (please refer to Note 23 of the notes to our condensed consolidated financial statements contained in this report). On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments, and the Company understands that Shanghai Pudong Development Bank has reached a settlement with NGCL. As of September 30, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Motions for the appointment of lead plaintiff and lead counsel are pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. A motion for the appointment of lead plaintiff and lead counsel is pending.

In October 2017, a purported shareholder filed a books and records action against Kandi in Delaware state court seeking the production of certain documents generally relating to the same underlying events described above as well as attorney’s fees.

We believe that the above class action lawsuits and the books and records action are without merit, and we intend to defend against the lawsuits vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit. The ultimate outcome of any litigation is uncertain and the outcome of these matters, whether favorable or unfavorable, could have a negative impact on our financial condition or results of operations due to defense costs, diversion of management resources and other factors. Litigation can be costly, and adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our future financial position.

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

Date: November 9, 2017	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

