Form 10-K
period 2017-12-31
Kandi Technologies Group, Inc.
filed 2018-03-16
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s second fiscal quarter, was approximately $152,241,638.

The number of shares of common stock outstanding as of March 8, 2018 was 53,968,712.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ii

PART I

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. and its subsidiaries.

Item 1.	Business Introduction

Our Core Business

The Company was mainly engaged in the development, production and distribution of the electric vehicle (“EV”) products, EV parts and off-road vehicle products.

Our Organizational Structure

The Company’s organizational chart as of March 8, 2018 is as follows:

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES under Item 8 Notes to Consolidated Financial Statements for our organization structure and operating subsidiaries.

Industry Overview

Supported by the Chinese government’s endorsement and driven by its focus on petroleum resource independence, environmental protection and the “Made in China 2025” industrial upgrade, the electric vehicle sector is the most promising segment in the Chinese auto industry. China has become the largest new energy vehicle market in the world. According to a government forecast, China’s new energy vehicle sales are projected to grow to 2.1 million units in 2020, and its penetration is expected to reach 7% by 2020.

The fast growth of the electric vehicle sector in China is supported by the Chinese government’s policies. The Chinese government endorses new energy vehicle long-term development. The electric vehicle boom was initiated by government efforts; including tax deductions and subsidies. China is the largest producer of and market for new-energy vehicles. There are over a million new-energy vehicles on China’s roads, or half the world’s total, and we expect China will soon become a global leader in the new energy vehicle sector.

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

There are many companies in China that engage in the research, production and distribution of electric vehicles. Competitions within the electric vehicle market is intensive as we have to compete with many domestic and global, established and new EV manufactures nationwide, some of which have greater brand recognition and resources than we do. As one of the front runners in the Chinese electric vehicle industry, we believe our innovative business model, deep industry knowledge; technological innovation, competitive pricing, and service options allow us to develop the best suitable products and solutions for our targeted customers in our niche market. In particular, the innovative MPT program that we have been advocating for years has been well received by our customers and praised by the Chinese government, which helps us to gain additional market share and compete effectively against other EV manufacturers.

Our Opportunities and Growth Strategy

Local governments in China are pushing for new electric vehicle adoption with strong policy support, due to worsening air pollution and concerns about petroleum resource independence. Benefiting from the new energy vehicle industry take-off, Kandi has become one of the front runners in China’s electric vehicle industry, given its technology innovation with integrated solutions and operation experience.

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the market demand through the further innovations in the Service Company’s MPT Project and the JV Company’s direct sales channel. To further these initiatives, we are working with our business partners to build an innovative system of public EV sharing stations to provide energy-efficient, convenient travel options for local citizens and tourists. We also provide EV products to end users through our distributors. We anticipate that our pure EV product business in China, through the operations of the JV Company and with the support of new Chinese subsidy policies, will continue to develop and grow in the future.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability, and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered private cars. The best solution to solve these problems is to increase more affordable public transportation for urban residents. Currently, subway and bus are the most popular public transportation options available. Subway and bus form the main artery of urban public transportation but such system is lack of capillary. In this regard, we introduced the car-share program by using pure electric vehicles, which is called “Micro Public Transportation” (“MPT”) program. Urban public transportation system can be improved with the MPT program,

Since its inception, the MPT program has made impressive progress. As of the end of 2017, the MPT program had been launched in more than 30 cities, including many first-tier, second-tier, third-tier and fourth-tier cities in China such as Hangzhou, Shanghai, Chengdu, Nanjing, Guangzhou, Wuhan, Changsha, Kunming, Tianjin, Chongqing, Haikou, Shenzhen, etc.

In order to further improve the urban MPT program, based on the learning and experiences in the past years, we introduced a new timeshare car-share brand “QuanTianHou” (Car Share 24/7) in early 2017. As one of the most active practitioners of sharing economy model in today’s China, this innovative business model provides a total solution to EV sharing and can be characterized by “Six No”: no service station, no driving worry, no charging facility, no staff attended, no place restricted, and no environment pollution. No service station: users can pick up, use and return vehicles in any parking spot, which breaks the shackles of the difficulties of building stations in the past and the inconvenience of locating sites by users. No driving worry: platform remotely monitors battery usage of each vehicle and takes initiatives of battery exchange to low-power vehicles to ensure users have sufficient power and dispel their mileage concerns. No charging facility: by using professional operation truck for mobile battery exchange with added cleaning services to idle vehicles, users are hand free during the process, which enhances user experience. No staff attended: by using internet of vehicles big data platform for smart operation and mobile phone APP interactive operation, lease and return vehicles are conducted in entire self-service mode. No place restricted: we will put in large-scale vehicles in a place to achieve full coverage without dead ends. No environment pollution: by adopting a unified low battery constant temperature slowly charging technology, the use life of battery can be effectively increased to achieve true green energy saving. In addition, combined with the formation of “ground help little brother” team, we provide shuttle bus and vehicle scheduling services to achieve service extension to car-share industry chain. From vehicle delivery, self-service use, mobile battery exchange, to vehicle scheduling, QuanTianHou model achieves a perfect closed-loop of all aspects of car-share. We have reason to believe that this reinventing business model advocated by Kandi and practiced by the Service Company will become the benchmark of urban car-share and play a significant role in the development of China’s urban travel ecosphere.

Our Products

General

For the years ended December 31, 2017, 2016 and 2015, our products include EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others vehicles. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continued to develop and manufacture new products in an effort to meet market demand and better serve our customers.

	Years Ended December 31,
	2017	2016	2015
	Sales	Sales	Sales
EV parts	$97,355,828	$120,079,312	$196,053,058
EV products	-	3,718,291	-
Off-road vehicles	5,449,793	5,694,410	5,016,115
Total	$102,805,621	$129,492,013	$201,069,173

The following table shows the breakdown of Kandi’s revenues from its customers by geographic market:

	Year Ended December 31,
	2017		2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,817,517	5%	$4,919,054	4%	$ 4,713,441	2%
China	97,988,104	95%	124,572,959	96%	196,355,732	98%
Total	$102,805,621	100%	$129,492,013	100%	$201,069,173	100%

Sales and Distribution

In 2017, the Company sold two primary product lines: electric vehicle parts and off-road vehicles. Prior to 2014, the Company also featured EV products. As EV production was completely transferred to the JV Company at the end of 2014 pursuant to the JV Agreement, Kandi now focuses on EV parts production and supplies the JV Company with EV parts. In addition, Kandi continues to produce and sell off-road vehicles, which are our traditional products and are sold to domestic and international distributors or consumers.

Customers

As of December 31, 2017, our major customers, in the aggregate, accounted for 89% of our sales. The Company is working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on our EV business.

The Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales			Trade Receivable
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Major Customers	2017	2016	2015	2017	2016	2015
Kandi Electric Vehicles Group Co., Ltd.	89%	59%	34%	71%	53%	55%

Sources of Supply

All raw materials are purchased from suppliers. We have developed close relationships with several key suppliers particularly in the procurement of certain key parts. While we obtain components from multiple third-party sources in some cases, we do not have, and do not anticipate having, any difficulty in obtaining required materials from our suppliers. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements.

The Company’s material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases			Accounts Payable
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Major Suppliers	2017	2016	2015	2017	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	26%	42%	26%	19%	22%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	25%	23%	20%	11%	15%	24%
Jinhua An Kao Power Technology Co., Ltd.	12%	-	-	3%	-	-

Intellectual Property and Licenses

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2017, we had 40issued patents, 2 issued software copyrights and 14pending patent applications with the Chinese patent authority, all related to electrical vehicle products, electrical vehicle parts or off-road vehicle products. Under Chinese patent law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. All our patents are valid for 10 years. In addition, we are authorized to use the trademark “Kandi” and we are the owner of the trademark “JASSCOL”. Our 50/50 joint venture with Geely Holding Group is authorized to use the trademark “Global Hawk”. We intend to continue to file additional patent applications with respect to our technology.

Kandi Vehicles was certified in intellectual property management systems in 2017 and is recognized as a national excellent intellectual property enterprise by the Chinese government. In addition, we received a patent authorization related to EV control and battery charging in February 2018, which is valid for a term of 20 years.

Employees

As of December 31, 2017, excluding the contractors and the employees with the JV Company, Kandi had a total of 564 full-time employees, as compared to 497 full-time employees on December 31, 2016, of which 366 employees are production personnel, 13 employees are sales personnel, 74 employees are research and development personnel, and 111 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

Environmental and Safety Regulation

Emissions

Our products are all subject to international laws and emissions related regulations, including regulations and related standards established by China Environmental Protection Agency, the United States Environmental Protection Agency, the California Air Resources Board, and European and Canadian legislative bodies.

To the knowledge of the management, Kandi’s products comply with applicable emission standards and regulations in China, the United States, Europe and Canada. However, in the event any of our current standards and regulations are amended or interpreted differently in the future, we cannot evaluate the impact on our business such changes may bring.

Product Safety and Regulation

Safety Regulation

The U.S. federal government and individual states have adopted, or are considering the adoption of, laws and regulations relating to the use and safety of Kandi’s products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs and off-road vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to off-road vehicles.

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

Kandi’s off-road vehicles are subject to federal vehicle safety standards administered by NHTSA. Kandi’s off-road vehicles are also subject to various state vehicle safety standards. Kandi believes that its off-road vehicles comply with safety standards applicable to off-road vehicles.

Kandi’s products are also subject to international safety standards in places where it sells its products outside the United States. Kandi believes that its off-road vehicle products comply with applicable safety standards in the United States and internationally.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016, and our telephone number is (86-579) 82239856.

Recent Development Activities

On November 28, 2017, the JV Company, Jiangxi Changyun Co., LTD. (“Jiangxi Changyun”) and Zhejiang ZuoZhongYou Electric Vehicle Service Co., LTD. signed a Strategic Cooperation Framework Agreement. The three parties will each focus on their special area in manufacturing and sales of electric passenger vehicles. Moreover, partnering together to develop the new energy vehicle sharing project to help upgrading rural passenger transportation system. The mission is to jointly set up a new energy vehicle-sharing operation company and will launch pure electric passenger vehicles sharing project in Jiangxi province. Jiangxi Changyun is a company with the first-grade qualification of road passenger transportation mainly focusing on road passenger transportation, construction and maintenance of passenger station, bus transportation, travel services, logistics, auto rental, logistics management and so on. In July 2002, the company became public on the Shanghai stock exchange and became the first listed company that is engaged in the road passenger service in China’s capital market. The company’s stock is traded under 600561 as Jiangxi Changyun. Jiangxi Changyun is recognized as “the key road transport enterprise” from the transportation department. At present, the company has station resources and class line resources spreading out in 9 prefectural-level cities in 11 districts, as well as bus stations and bus operating lines located in 4 districts in Jiangxi Province. The company is operating over 88 level-II bus stations. The road passenger transport market in Jiangxi province has now growing sizable with network, intensity and integration advantage. It is named as one of the leading 50 enterprises in Jiangxi province, among “the top 100 road transport enterprises” in China, and “one of the earliest demonstration enterprises in national passenger transportation industry” granted by the local committee of China Communications and Transportation Association. Additionally, it has also been successively awarded by China Association of Communication Enterprise Management for the “outstanding contribution enterprise” reward in national traffic transportation energy conservation and emissions reduction.

On December 6, 2017, we announced that Geely Brand Electric Vehicle (“EV”) SMA7000BEV20 (Model K22), developed by the JV Company, is listed on two approved directories: the 11th approved Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion, commonly known as Public Notice No. 55, published by China’s Ministry of Industry and Information Technology (“MIIT”) on December 4, 2017, and the 14th approved Directory of Vehicle Purchase Tax Exemption for New Energy Vehicles, commonly known as Public Notice No. 56, published by MIIT and the State Administration of Taxation (“SAT”) on December 5, 2017. As a result, the purchasers of Model K22 are now qualified to receive all levels of national and local subsidies and a purchase tax exemption.

On December 13, 2017, Zhang Xuhui, Director of the Jinhua Development Zone (the “Development Zone”) Management Committee along with other two folks visited Hangzhou to discuss with Chairman Hu Xiaoming regarding to the commercialization of Kandi Vehicle’s 400 acres land from the industrial use after acquiring, as well as the company relocation to Jinhua New Energy Industrial Park. It is noteworthy that the price of Kandi Vehicle factory’s surrounding area has exceeded RMB20,000 per square meter, and the value of the land around the factory area has been greatly increased since the land became for commercial use after the government’s revised allocation. If the negotiation is reached to an agreement, it is expected that Kandi Vehicles will receive more than RMB 1 billion in cash compensation from the Development Zone.

On December 18, 2017,we announced that our wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the sole shareholder (the “Transferor”) of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement (the “Share Transfer Agreement”) and a Supplementary Agreement (the “Supplementary Agreement”), pursuant to which Kandi Vehicles acquired Jinhua An Kao. We believe this acquisition will position Kandi to become a stronger industry player through vertical integration. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018.Kandi Vehicles acquired all the equity interests of Jinhua An Kao for a purchase price of approximately RMB25.93 million (approximately $3.9 million) in cash. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company issued a total of 2,959,837 shares of restrictive stock (the “Shares”), or 6.2% of the Company’s total outstanding shares of the common stock to the Transferor and his designated persons. An additional 2,959,837 shares are placed as make good shares for the undertaking of Jinhua An Kao to achieve no less than a total of RMB120,000,000 (approximately $18.1 million) net income over the course of the following three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. In November 28, Jinhua An Kao and Hangzhou Yao Ding Automation Technology Co. Ltd. (“Hangzhou Yao Ding”) signed a Framework Cooperation Agreement for Hangzhou Yao Ding’s procurement of no less than RMB 200 million (approximately $30.2 million) battery packs and charging equipment from Jinhua An Kao. Hangzhou Yao Ding, a wholly-owned subsidiary of Zhejiang Shi Kong Electric Vehicle Co. Ltd, engages in battery exchange services and currently operates in Hangzhou, Changsha, Suzhou, Shanghai for DiDi internet EV ride - hauling. Together, we are confident about our combined efforts in expanding our markets and increasing our profitability.

On December 22, 2017, we announced that the Global Hawk SUV model K26 developed by the JV Company Research Institute has passed its own internal quality checks and evaluation by auto professionals. This SUV is equipped with an advanced drive motor, vehicle control system (user remote control over vehicle software and remote monitoring), and regenerative braking that recovers over 18% of the vehicle’s kinetic energy. Packaged with the ternary lithium battery, the vehicle has a top speed of 110 km/h and a driving range exceeding 250 km on a single charge. This SUV is ranked the top luxury pure electric vehicle developed by the JV Company.

On January 13, 2018, Geely Group and Jiangxi people’s Government entered a Strategic Cooperation Framework Agreement. The scope of the agreement includes renewable energy investment in Shangrao regarding a new generation of urban commercial vehicle project and micro public transportation project in Jiangxi Province. Qi Liu, Governor of Jiangxi Province, Li Shufu, Chairman of Geely, and Hu Xiaoming, Chairman of the JV Company attended the signing ceremony.

On January 19, 2018, Chairman Hu Xiaoming visited the National Development and Reform Commission (“NDRC”) to learn the status of the JV Company’s manufacturing license application. On March 15, 2017, the JV Company submitted an application to the government service hall of the NDRC with an annual output of 50,000 pure electric passenger vehicle construction project; On March 20, 2017, the industrial division mechanical equipment office formally accepted the application; From April 13 to 15, 2017, the project appraisal expert team performed an on-site comprehensive inspection and evaluation. We were given top marks from the expert and gave a satisfying affirmation. The team spoke highly of the Kandi products. We passed the expert team’s review and our application was submitted to NDRC for approval. Due to the new standard on the renewable energy vehicle project during the political transition period, the approval process was temporarily suspended. The NDRC promised that the JV Company will have priority to receive the approval after the political transition period.

On January 24, 2018, Wenyu Xiao, the Standing Vice Mayor of Nanchang City, Jiangxi Province, together with a group of 11political leaders visited the headquarter of Geely for discussion of investment in Nanchang City. Li Shufu, Chairman of Geely, Zhihao Xu, CEO of Geely, and Hu Xiaoming, Chairman of the JV Company Hu Xiaoming hosted the delegation group.

On February 9, 2018, the Hainan representatives of twelfth and thirteenth National People’s Congress, along with other provincial and local political leaders toured the Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”) production facility (the “Hainan Facility”) on February 9, 2018. The delegation group consists of over 50 people, led by Luo Baoming, the former party secretary of Hainan Province, Director of the Standing Committee of the National People’s Congress and Xu Jun, Deputy Director of the Standing Committee of the Hainan Provincial People’s Congress. Hu Xiaoming, the Chairman of Kandi, escorted the delegation group and provided them with an overview of the Hainan Facility, highlighting the progress updates on the completion of equipment installation, trial production, and assembly lines. The company is planning on hosting its product launch ceremony on March 28, 2018.The group praised the progress of construction and felt confident about the Hainan Facility. Hainan, with its unpolluted environment and natural scenery, is among the top tourist destinations in China and has effective vehicle emissions regulations. The renewable energy vehicles manufactured by Kandi Hainan will be a great addition to Hainan’s auto industry and the model’s increased quality will contribute to efforts to keep Hainan’s environment pristine. The group urged to the government at all levels to continuously support the development of Hainan Facility and recommended it as a role model for Hainan’s economic growth and economic transformation.

On February 11, 2018, Geely, the JV Company, and Zhidou Electric Vehicle Co., LTD. (“Zhidou”) signed a joint venture agreement. The three parties will integrate its resources to jointly develop pure electric vehicle technology with a focus on the chassis technology. The goal is to conduct an independent research and development of pure electric vehicles and become the world’s leading and the nation’s first-class pure electric vehicle research institute. The research institute will be invested in RMB 100 million in the 1st stage, in which Geely contributes RMB 34 million for 34% of equity interest, and the JV Company and Zhidou each contributes RMB 33 million for 33% of equity interest. The research institute is expected to have 800 research & development personnel by 2019. The JV Company plans to launch the newly developed product in the market from the research institute in 2021.

On February 26, 2018, Yuanqing Chen, General Manager of Jiangling Motor Group company with other two folks visited Geely to discuss cooperation. Zhaoxing Wang, vice President of Geely, Jianqun Zhou, President of Zhejiang Geely New Energy Commercial Vehicle co., LTD. and Hu Xiaoming, Chairman of the JV Company hosted Yuanqing Chen and his group. Geely, the JV Company and Jiangling had preliminary talks on potential cooperation and it is expected for each to come up an action plan and aiming for achieve success partnership with government support from Jiangxi Province and Nanchang City.

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

Any failure to adequately protect our proprietary rights could result in the weakening or loss of such rights, which may allow our competitors to offer similar or identical products or use identical or confusingly similar branding, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue or an attribution of potentially lower quality products to us, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●	our pending patent applications may not result in the issuance of patents;
●	our patents, if issued, may not be broad enough to protect our commercial endeavors;
●	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;
●	the costs associated with obtaining and enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; or
●	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our intellectual property.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and seek licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling, incorporating or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
●	pay substantial damages;
●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
●	redesign our vehicles or other goods or services.

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

As of December 31, 2017 and 2016 our major customers (above 10% of the total revenue), in the aggregate, accounted for 89% and 89%, respectively, of our sales. Due to the concentration of sales to relatively few customers including the JV Company, loss of one or more of these customers will have relatively high impact on our operational results. In the event that our relationship with the JV Company and/or our partner in the JV Company changes negatively, our operating results would be materially negatively affected.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2017 and 2016 our top two suppliers accounted for 51% and 65% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

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

Although we continue to maintain and improve our internal control procedures, we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management.

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

The central government subsidy support policies effective as of January 1, 2017, call for a 20% of reduction in central government subsidies per car in 2017 from the 2016 level and the total local government subsidy match to be not more than 50% of the total central government subsidies per car. The reduction of subsidies from both the central government and local governments will inevitably increase the costs to the consumers to purchase our JV Company’s EVs, which may cause temporary pressure for the JV Company to expand its EV sales. The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might also cause the potential delay in collection of the accounts receivable from our business partners, which will temporarily increase the pressure on our working capital for continuing operations. The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

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

The stock markets have experienced significant price and trading volume fluctuations. Although our stock was listed on the NASDAQ Global Market and upgraded to the NASDAQ Global Select Market on January 2, 2014, the trading price of our common stock may be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; or
●	future sales of our common stock.

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

Excelvantage Group Limited controls approximately 25.9% of our outstanding shares of common stock as of December 31, 2017. Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 28.4% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

All land in China is owned by the government and cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders “land use rights.” There are four methods to acquire land use rights:

●	grant of the right to use land;
●	assignment of the right to use land;
●	lease of the right to use land; or
●	allocated land use rights.

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

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build up the EV production facility in Haikou City to an annual production of 100,000 EV products. The Company originally acquired the land use rights and began construction to build EV production factories in Wanning City, Hainan Province, China in 2014. Because the government of Hainan Province is enforcing a new plan to centralize the manufacturing in designated industrial parks, the Wanning facility was relocated from Wanning City to the national high tech development zone in Haikou City. Kandi Hainan expects to obtain more support from the government of Hainan Province and Haikou City in connection with the relocation. In addition, all related direct expenses or assets disposal caused by the relocation were compensated by local government.

	Area
Description	(square meters)		Status
Factories	196,000	*	In progress

* Estimate number based on investment agreement signed with local government.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 23 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. For the detailed discussion of our legal proceedings, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, which is incorporated by reference herein,

Other than the above described legal proceedings, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 2, 2014, our common stock began trading on the NASDAQ Global Select Market under the symbol “KNDI”. The following sets forth the high and low prices for our common stock for each quarter from January 1, 2016 to December 31, 2017, as reported by NASDAQ.

	HIGH	LOW
FISCAL 2017
Fourth Quarter (through December 31, 2017)	$9.2	$6.6
Third Quarter (through September 30, 2017)	$5.75	$3.55
Second Quarter (through June 30, 2017)	$4.5	$3.75
First Quarter (through March 31, 2017)	$5.25	$3.6

FISCAL 2016
Fourth Quarter (through December 31, 2016)	$6.5	$3.4
Third Quarter (through September 30, 2016)	$8.09	$5.41
Second Quarter (through June 30, 2016)	$8.24	$6.11
First Quarter (through March 31, 2016)	$10.9	$6.1

Holders of Common Stock

As of March 8, 2018, there were 28 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

The following graph shows a comparison from December 31, 2012, through December 31, 2017, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the S&P Automobile Manufacturers Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the S&P Automobile Manufacturers Index assumes an investment of $100 on December 31, 2012, and reinvestment of dividends. We have never paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,

CONSOLIDATED BALANCE SHEETS DATA:	2017	2016	2015	2014	2013
Cash and cash equivalents	$4,891,808	$12,235,921	$16,738,559	$26,379,460	$12,762,369
Restricted cash	11,218,688	12,957,377	16,172,009	13,000,731	1,636
Working capital (deficit)	53,707,902	86,348,025	67,464,090	39,202,684	(6,631,680)
Total assets	438,332,844	439,698,185	371,469,024	323,073,352	204,306,730
Short-term bank loans	33,042,864	34,265,065	36,656,553	35,589,502	34,020,281
Total liabilities	215,342,532	207,350,718	132,543,456	111,488,513	115,780,611
Total shareholders’ equity	222,990,312	232,347,467	238,925,568	211,584,839	88,526,119

	Years Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA:	2017	2016	2015	2014	2013
REVENUES, NET	$102,805,621	$129,492,013	$201,069,173	$170,229,006	$94,536,045
COST OF GOODS SOLD	(88,461,432)	(111,770,197)	(172,649,955)	(146,825,073)	(72,793,517)
GROSS PROFIT	14,344,189	17,721,816	28,419,218	23,403,933	21,742,528
Research and development	(27,628,085)	(26,504,650)	(3,482,511)	(2,755,637)	(3,728,730)
Selling and marketing	(1,465,007)	(1,567,707)	(633,863)	(1,345,588)	(399,504)
General and administrative	(11,333,336)	(20,665,709)	(28,255,267)	(14,058,548)	(16,056,107)
INCOME FROM OPERATIONS	(26,082,239)	(31,016,250)	(3,952,423)	5,244,160	1,558,187
Interest income	2,269,844	2,961,153	3,138,717	1,701,121	1,516,477
Interest (expense)	(2,280,286)	(1,831,667)	(2,214,635)	(3,480,646)	(4,395,353)
Change in fair value of financial instruments	-	3,823,590	8,519,295	6,531,308	(16,647,283)
Government grants	5,913,554	25,913,540	1,645,032	288,498	228,396
Share of (loss) in associated companies	-	-	-	(54,308)	(69,056)
Share of (loss)income after tax of JV	(11,555,302)	(7,307,510)	11,841,855	4,490,266	(2,414,354)
Other income, net	123,925	1,627,933	1,814,882	(34,649)	676,257
Total other (loss)income, net	(5,528,265)	25,187,039	24,745,146	9,441,590	(21,104,916)
(LOSS)INCOME BEFORE INCOME TAXES	(31,610,504)	(5,829,211)	20,792,723	14,685,750	(19,546,729)
INCOME TAX BENEFIT (EXPENSE)	3,263,030	(681,546)	(6,127,228)	(2,414,412)	(1,593,994)
NET (LOSS)INCOME	(28,347,474)	(6,510,757)	14,665,495	12,271,338	(21,140,723)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	13,846,110	(15,415,223)	(9,631,753)	(2,725,143)	2,112,902
COMPREHENSIVE (LOSS)INCOME	$(14,501,364)	$(21,925,980)	$5,033,742	$9,546,195	$(19,027,821)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,943,830	47,447,665	46,744,718	42,583,495	34,707,973
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,943,830	47,447,665	46,925,554	42,715,818	34,707,973

NET (LOSS)INCOME PER SHARE, BASIC	$(0.59)	$(0.14)	$0.31	$0.29	$(0.61)
NET (LOSS)INCOME PER SHARE, DILUTED	$(0.59)	$(0.14)	$0.31	$0.29	$(0.61)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off-road vehicles in China. For the year ended December 31, 2017, we recognized total revenue of $102,805,621 as compared to $129,492,013 for the year ended December 31, 2016, a decrease of $26,686,392, or 20.6%, primarily due to weak EV parts demand in the first half of 2017 from the JV Company and its subsidiaries because of the extended delays of subsidy payments for EVs manufactured in previous years and temporary working capital pressure on the JV Company to increase production. During the second half of 2017, we gradually resumed normal production and turned losses in the first six months to profits generated in the second six months. In 2017, we recorded $14,344,189 of gross profit, a decrease of 19.1% from 2016, primarily due to the decrease of revenue. Gross margin for the year ended December 31, 2017 was 14.0%, an increase from 13.7% for the year ended December 31, 2016. We recorded a net loss of $28,347,474 in 2017 compared to a net loss of $6,510,757 in 2016, largely due to decreased revenue, gross profits and the JV Company’s net losses.

During the fourth quarter of 2017, we continued our revenue growth momentum since the third quarter of this year and recognized total revenue of $ 42,851,870 as compared to $ 17,250,372 for the three months ended December 31, 2016, an increase of $ 25,601,498 or 148.4%, primarily due to increased EV parts demand from the JV Company and its subsidiaries for their production needs. Gross profits for the three months ended December 31, 2017 was $ 5,088,428, an increase of $ 3,190,916 or 168.2%, from $ 1,897,512 for the three months ended December 31, 2016. Gross margin for the three months ended December 31, 2017 was 11.9%, an increase from 11.0% for the three months ended December 31, 2016. We recorded a net income of $5,445,902 in the fourth quarter of 2017 compared to a net loss of $8,826,416 in the fourth quarter of 2016, largely due to increased revenue and gross profits in the fourth quarter of 2017.

Results of Operations

Comparison of Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	% of Revenue	December 31, 2016	% of Revenue	December 31, 2015	% of Revenue	Change in Amount 2017 VS 2016	Change in %	Change in Amount 2017 VS 2015	Change in %

REVENUES FROM UNRELATED PARTY, NET	$9,853,410	9.6%	$47,870,589	37.0%	$6,790,032	3.4%	(38,017,179)	(79.4%)	3,063,378	45.1%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	92,952,211	90.4%	81,621,424	63.0%	194,279,141	96.6%	11,330,787	13.9%	(101,326,930)	(52.2%)

REVENUES, NET	102,805,621	100.0%	129,492,013	100.0%	201,069,173	100.0%	(26,686,392)	(20.6%)	(98,263,552)	(48.9%)

COST OF GOODS SOLD	(88,461,432)	(86.0%)	(111,770,197)	(86.3%)	(172,649,955)	(85.9%)	23,308,765	(20.9%)	84,188,523	(48.8%)

GROSS PROFIT	14,344,189	14.0%	17,721,816	13.7%	28,419,218	14.1%	(3,377,627)	(19.1%)	(14,075,029)	(49.5%)

OPERATING EXPENSES:
Research and development	(27,628,085)	(26.9%)	(26,504,650)	(20.5%)	(3,482,511)	(1.7%)	(1,123,435)	4.2%	(24,145,574)	693.3%
Selling and marketing	(1,465,007)	(1.4%)	(1,567,707)	(1.2%)	(633,863)	(0.3%)	102,700	(6.6%)	(831,144)	131.1%
General and administrative	(11,333,336)	(11.0%)	(20,665,709)	(16.0%)	(28,255,267)	(14.1%)	9,332,373	(45.2%)	16,921,931	(59.9%)
Total Operating Expenses	(40,426,428)	(39.3%)	(48,738,066)	(37.6%)	(32,371,641)	(16.1%)	8,311,638	(17.1%)	(8,054,787)	24.9%

LOSS FROM OPERATIONS	(26,082,239)	(25.4%)	(31,016,250)	(24.0%)	(3,952,423)	(2.0%)	4,934,011	(15.9%)	(22,129,816)	559.9%

OTHER INCOME(EXPENSE):
Interest income	2,269,844	2.2%	2,961,153	2.3%	3,138,717	1.6%	(691,309)	(23.3%)	(868,873)	(27.7%)
Interest expense	(2,280,286)	(2.2%)	(1,831,667)	(1.4%)	(2,214,635)	(1.1%)	(448,619)	24.5%	(65,651)	3.0%
Change in fair value of financial instruments	-	0.0%	3,823,590	3.0%	8,519,295	4.2%	(3,823,590)	(100.0%)	(8,519,295)	(100.0%)
Government grants	5,913,554	5.8%	25,913,540	20.0%	1,645,032	0.8%	(19,999,986)	(77.2%)	4,268,522	259.5%
Share of (loss) income after tax of JV	(11,555,302)	(11.2%)	(7,307,510)	(5.6%)	11,841,855	5.9%	(4,247,792)	58.1%	(23,397,157)	(197.6%)
Other income, net	123,925	0.1%	1,627,933	1.3%	1,814,882	0.9%	(1,504,008)	(92.4%)	(1,690,957)	(93.2%)
Total other (expense) income, net	(5,528,265)	(5.4%)	25,187,039	19.5%	24,745,146	12.3%	(30,715,304)	(121.9%)	(30,273,411)	(122.3%)

(LOSS)INCOME BEFORE INCOME TAXES	(31,610,504)	(30.7%)	(5,829,211)	(4.5%)	20,792,723	10.3%	(25,781,293)	442.3%	(52,403,227)	(252.0%)

INCOME TAX BENEFIT (EXPENSE)	3,263,030	3.2%	(681,546)	(0.5%)	(6,127,228)	(3.0%)	3,944,576	(578.8%)	9,390,258	(153.3%)

NET (LOSS) INCOME	(28,347,474)	(27.6%)	(6,510,757)	(5.0%)	14,665,495	7.3%	(21,836,717)	335.4%	(43,012,969)	(293.3%)

Revenues

For the year ended December 31, 2017, we had net revenues of $102,805,621 compared to net revenues of $129,492,013for the year ended December 31, 2016 and $201,069,173 for the year ended December 31, 2015, representing a decrease of $26,686,392, or 20.6%, from 2016 and a decrease of $98,263,552, or 48.9%, from 2015, respectively. The decrease in revenue was primarily due to the decrease of sales volume due to the negative impact of industry-wide subsidy investigation in 2016 and subsidy reduction policies as well as decreased selling prices on average. Due to increasing competition in Chinese EV industries, the selling prices of our batteries for the year ended December 31, 2017 decreased from last year. Our products include EV parts, EV products, and off-road vehicles, including ATVs, utility vehicles (“UTVs”), go-karts, and others. For the year ended December 31, 2017, 2016 and 2015, 95%, 96% and 98%, respectively, of our revenues were derived from the sales of our products in China.

The following table summarizes our revenues by product type for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	Sales	Sales	Sales
EV parts	$97,355,828	$120,079,312	$196,053,058
EV products	-	3,718,291	-
Off-road vehicles	5,449,793	5,694,410	5,016,115
Total	$102,805,621	$129,492,013	$201,069,173

EV Parts

During the year ended December 31, 2017, our revenues from the sale of EV parts were $97,355,828, representing a decrease of $22,723,484 or 18.9% from $120,079,312 for the year ended December 31, 2016 and a decrease of $98,697,230 or 50.3% from $196,053,058 for the year ended December 31, 2015, respectively.

Our revenue for the year ended December 31, 2017 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 94.7% of total sales. Among total sales for the year ended December 31, 2017, approximately 74.8% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 7.7% of total sales were related to sales of EV controllers, approximately 5.9% of the total sales were related to sales of air conditioning units, approximately 4.1% of total sales were related to sales of EV drive motors and approximately 2.2% of total sales were related to sales of body parts and other auto parts.

During the year ended December 31, 2017, our revenues from the sale of EV parts to the JV Company accounted approximately 90.4% of our total net revenue for the year. For the year ended December 31, 2017, the majority of EV parts we sold were sold to the JV Companies and its subsidiaries: approximately 89.0% of such sales were to the JV Company and approximately1.3% of such sales were to Kandi Jiangsu. The EV parts we sold were used in manufacturing pure EV products by the JV Company’s subsidiaries.

EV Products

Our revenue from the sale of EV products for the fiscal year 2017 was $0, representing a decrease of $3,718,291 or 100% from $3,718,291 for the year ended December 31, 2016.

Pursuant to the JV Agreement, production of EV products was completely transferred to the JV Company at the end of 2014, but the Company may continue to sell those EV products that remain in stock. The Company completed sales of EV products in stock in 2016.The Company currently primarily focuses on EV parts manufacturing and supply for the JV Company for EVs production.

Off-Road Vehicles

During the year ended December 31, 2017, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $5,449,793, representing a decrease of $244,617 or 4.3% from $5,694,410 for the year ended December 31, 2016, and an increase of $433,678 or 8.6% from $5,016,115 for the year ended December 31, 2015.

Our off-road vehicles business line accounted for approximately 5.3% of our total net revenue for the fiscal year 2017, compared to 4.4% for the fiscal year 2016 and 2.5% for the fiscal year 2015. Of our off-road vehicle revenue, our go-kart business accounted for approximately 3.6% of our total net revenue for the year ended December 31, 2017, representing an increase from 2.8% and1.6% for the years ended December 31, 2016 and 2015, respectively, and our ATV business accounted for approximately 1.6% of our total net revenue for the year ended December 31, 2017, representing an increase from 1.4% and0.9% for the years ended December 31, 2016 and 2015, respectively. These percentage increases in 2017 were largely due to the decrease of the total revenue in 2017 as compared to that in 2016 and 2015.

The following table shows the breakdown of our net revenues from customers by geographic markets:

	Year Ended December 31,
	2017		2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,817,517	5%	$4,919,054	4%	$4,713,441	2%
China	97,988,104	95%	124,572,959	96%	196,355,732	98%
Total	$102,805,621	100%	$129,492,013	100%	$201,069,173	100%

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2017 was $88,461,432, representing a decrease of $23,308,765, or 20.9%, from $111,770,197 for the year ended December 31, 2016 and a decrease of $84,188,523, or 48.8%, from $172,649,955 for the year ended December 31, 2015. These decreases were primarily due to the corresponding decrease in sales resulting from weak demand for our EV parts by the JV Company in the first six months of 2017. Please refer to the below Gross Profit section for product margin analysis.

Gross Profit

Our margins by product for the past three years are as set forth below:

	Years ended December 31,
	2017				2016				2015
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$97,355,828	83,691,060	13,664,768	14.0%	$120,079,312	102,856,683	17,222,629	14.3%	$196,053,058	168,344,853	27,708,206	14.1%
EV products	-	-	-	-	3,718,291	3,632,762	85,529	2.3%	-	-	-	-
Off-road vehicles	5,449,793	4,770,372	679,421	12.5%	5,694,410	5,280,753	413,657	7.3%	5,016,115	4,305,102	711,012	14.2%
Total	$102,805,621	88,461,432	14,344,189	14.0%	$129,492,013	111,770,197	17,721,816	13.7%	$201,069,173	172,649,955	28,419,218	14.1%

Gross profit for the year ended December 31, 2017 was $14,344,189, as compared to $17,721,816 for the year ended December 31, 2016, and $28,419,218 for year ended December 31, 2015, representing a decrease of $3,377,627 or 19.1% from 2016 and a decrease of $14,075,029 or 49.5% from 2015. These decreases were primarily attributable to the decrease in our corresponding revenue driven by weak demand for our EV parts in the first six months of 2017. Our gross margin for the year ended December 31, 2017, was 14.0%, compared to 13.7% for the year ended December 31, 2016, and 14.1% for the year ended December 31, 2015. The moderate increase in our gross margin as compared to that in 2016 was mainly due to the increased gross margin attributable to off-road vehicle business in the year 2017. We didn’t have less profitable EV product business in 2017 also contributed the increase of gross margin on average in 2017.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $27,628,085 for the year ended December 31, 2017, compared to $26,504,650 for the year ended December 31, 2016, and $3,482,511 for the year ended December 31, 2015, representing an increase of $1,123,435, or 4.2%, from 2016 and an increase of $24,145,574, or 693.3%, from 2015. These increases were primarily due to significantly increased research and development expenses related to the development of a new EV model at Hainan facility in 2017 and 2016.

For the year ended December 31, 2017 and 2016, approximately 94.2%and 94.0% of our research and development expenses were spent on the research and development of a new EV product model at Hainan facility, and the rest was spent on other various EV and off-road vehicles research and development projects. For the year ended December 31, 2015, approximately 63% of our research and development expenses were spent on the research and development of new EV product models such as the K12/K17, in connection with a speed upgrade and the related control system, approximately 34% was spent on the improvement of batteries and their packing systems, and approximately 3% was spent on off-road vehicle development.

Sales and Marketing

Selling and distribution expenses were $1,465,007 for the year ended December 31, 2017, compared to $1,567,707 for the year ended December 31, 2016, and $633,863 for the year ended December 31, 2015, representing a decrease of $102,700, or 6.6%, from 2016 and an increase of $831,144, or 131.1%, from 2015.Compared to 2016, the decrease was primarily attributable to the decreased shipping costs due to the decreased sales this period. Compared to 2015, the increase was primarily attributable to the amortization of product maintenance expenses for batteries during this period, which expenses will be amortized over the next eight years.

General and Administrative Expenses

General and administrative expenses were $11,333,336 for the year ended December 31, 2017, compared to $20,665,709 for the year ended December 31, 2016 and $28,255,267 for the year ended December 31, 2015, representing a decrease of $9,332,373 or 45.2%, from 2016 and a decrease of $16,921,931, or 59.9%, from 2015. For the year ended December 31, 2017, general and administrative expenses included $5,191,307 in expenses for common stock awards to employees and consultants for their services, compared to $14,959,687 and $22,379,220 for the years ended December 31, 2016 and 2015, respectively. Excluding stock award costs, our net general and administrative expenses for the year ended December 31, 2017 were $6,142,029, an increase of $436,007, or 7.6%, compared to $5,706,022 for the year ended December 31, 2016, and an increase of $265,982, or 4.5%, compared to $5,876,047 for the year ended December 31, 2015.The increase was largely due to the losses accrued in connection with a litigation settlement payment made by the Company on behalf of ZSICL. According to the agreement, ZSICL agreed to reimburse the Company. The loss accrued will be reversed once the reimbursement is received. The Company expects the likelihood of incurring losses in connection with this matter to be low.

Interest Income

Interest income was $2,269,844 for the year ended December 31, 2017, compared to $2,961,153 for the year ended December 31, 2016, and $3,138,717 for the year ended December 31, 2015, representing a decrease of $691,309, or 23.3%, from 2016, and a decrease of $868,873, or 27.7%, from 2015. The decrease as compared to 2016 and 2015 was primarily due to the reduced interest rate, which reduced to 4.35% in 2017 from 8.7% in 2016. In addition, we had interest income from a loan to a third party last year that did not continue into 2017.

Interest Expense

Interest expense was $2,280,286 for the year ended December 31, 2017, compared to $1,831,667 for the year ended December 31, 2016, and $2,214,635 for the year ended December 31, 2015, representing an increase of $448,619 from 2016 and an increase of $65,651 from 2015.The increase as compared to 2016 and 2015 was primarily due to the additional interest expenses associated with a note payable to a third party. Of the interest expenses, $135,766, $18,694 and $24,839, respectively, were the discounts associated with the settlement of bank acceptance notes for the years ended December 31, 2017, 2016 and 2015.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2017, gain related to changes in the fair value of derivative liability relating to warrants issued to investors and placement agents was $0, compared to $3,823,590 for the year ended December 31, 2016, and $8,519,295for the year ended December 31, 2015, a decrease of $3,823,590 from 2016 and a decrease of $8,519,295 from 2015, respectively. The change in fair value of derivative liability is mainly the result of all remaining unexercised warrants expired as of December 31, 2017.

Government Grants

Government grants totaled $5,913,554 for the year ended December 31, 2017, compared to $25,913,540 for the year ended December 31, 2016, and $1,645,032 for the year ended December 31, 2015, representing a decrease of $19,999,986, or 77.2% from 2016 and an increase of $4,268,522, or 259.5% from 2015. The decrease from 2016 and increase from 2015 were mainly due to subsidies we received from the Hainan provincial government to assist our development of a new EV model in 2017 and 2016. The total grant amount is RMB 300 million (approximately USD 45 million), of which the initial payment of RMB200 million (approximately USD30 million) was received and $5,316,964 and $24,844,149 was recognized as income in 2017 and 2016.

Share of Profit (Loss) after Tax of the JV Company

For the year ended December 31, 2017, the JV Company’s net sales were $192,748,328, gross profits were $3,599,634, and net loss was $22,699,965. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss, or $11,349,983 for the year ended December 31, 2017. After eliminating intra-entity profits and losses, our share of the after-tax loss of the JV Company was $11,555,302 for the year ended December 31, 2017, compared to loss of $7,307,510 for 2016, representing an increasing loss of $4,247,792, which was largely due to the decreased EV selling prices on average and increased manufacturing overhead for depreciation of the new production line.

During 2017, the JV Company’s revenues were primarily derived from sales of EV products in China, the JV Company sold a total of 11,437 units of EV products in the PRC as compared to a total of 10,148 units sold in 2016, an increase of 12.7%, of which the JV Company sold 7,416 units of Model K12, 3,939 units of Model K17 and 82 units of other models in 2017.

Other Income (Expense), Net

Net other income was $123,925 for the year ended December 31, 2017, compared to net other income of $1,627,933 for the year ended December 31, 2016, and net other income of $1,814,882 for the year ended December 31, 2015, a decrease in net other income of $1,504,008 from 2016 and a decrease in net other income of $1,690,957 from 2015. The higher other income in 2016 and 2015 as compared to 2017 was primarily due to the receipts of fees for providing technical services for EV technical development in both year 2016 and 2015.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, YongkangScrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for 2017 was a tax benefit of 10.32% on a reported loss before taxes of $31.3 million, compared to an effective income tax rate with a tax expense of -11.69% in 2016 on a reported loss before taxes of $5.3 million. The change in effective tax rates was largely due to our income tax expense in 2016 as compared to income tax benefit in 2017.

Net Income (Loss)

We recorded net loss of $28,347,474 for the year ended December 31, 2017, compared to net loss of $6,510,757 for the year ended December 31, 2016, and net income of $14,665,495 for the year ended December 31, 2015, an increase of net loss of $21,836,717 from the year ended December 31, 2016 and a decrease of net income of $43,012,969 from the year ended December 31, 2015. The decrease in net income was primarily attributable to decreased revenue and gross profits, R&D expenses of $27.6 million to develop new EV model and related new product and the increased JV Company’s net losses partially due to increased product R&D expenses of $6.9 million, of which we recorded 50% of the JV Company’s loss.

Excluding (i) the effects of stock award expenses, which were $5,191,307, $14,959,687 and $22,379,220 for the years ended December 31, 2017, 2016 and 2015, respectively, and (ii) the change in the fair value of financial derivatives, which were gains of $0, $3,823,590 and $8,519,295 for the years ended December 31, 2017, 2016 and 2015, respectively, our net loss (non-GAAP) was $23,156,167 for the year ended December 31, 2017, as compared to net income (non-GAAP) of $4,625,340 for the year ended December 31, 2016, a decrease income of $27,781,507, and compared to net income (non-GAAP) of $28,525,420 for the year ended December 31,2015, a decrease income of $51,681,587. The decrease in net income (non-GAAP) was primarily attributable to the decrease of revenue and gross profits, and JV Company’s net losses.

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

The following table summarizes our non-GAAP net income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP net (loss)income	$(28,347,474)	$(6,510,757)	$14,665,495
Stock award expenses	5,191,307	14,959,687	22,379,220
Change of the fair value of financial derivatives	-	(3,823,590)	(8,519,295)
Non-GAAP net (loss)income	$(23,156,167)	$4,625,340	$28,525,420

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the year ended December 31, 2017, cash used in operating activities was $3,214,471, as compared to cash used in operating activities of $49,526,543 for the year ended December 31, 2016, and cash used in operating activities of $6,372,255 for the year ended December 31, 2015. The major operating activities that provided cash for the year ended December 31, 2017 were an increase in accounts payable of $66,784,385 net of assignment of notes receivable from JV Company and related parties to suppliers to settle accounts payable of $44,812,574 and settlement of accounts payable with notes payable of $31,533,939 offset by an increase in accounts payable of $3,756,605 to purchase construction in progress and a decrease in advances to supplier and prepayments and prepaid expenses of $23,107,334. The major operating activity that used cash for the year ended December 31, 2017 was a net loss of $28,347,474, and an increase in receivables from the JV Company of $53,622,842 net of settlement of due from JV Company and related parties with notes receivable of $53,565,297. The increase in the receivable from the JV Company was largely due to the JV Company’s delay in collection of its accounts receivable from its business partners resulting in their temporary difficulties to repay the amount owed to us on time.

Cash derived from investing activities for the year ended December 31, 2017 was $2,708,638, as compared to cash derived in investing activities of $966,627 and cash used for investing activities of $4,312,479 for the years ended December 31, 2016 and 2015, respectively. Cash derived from investing activities for the year ended December 31, 2017 was primarily the result of withdraw of short term investment of $4,587,971. Cash used for investing activities for the year ended December 31, 2017 was primarily the result of purchase of property, plant and equipment, net of $760,253 and purchase of construction in progress of $702,719.

Cash used from financing activities for the year ended December 31, 2017 was $7,298,060, as compared to cash derived from financing activities of $44,827,611 and cash used for financing activities of $961,523 for the years ended December 31, 2016 and 2015, respectively. Cash derived from financing activities for the year ended December 31, 2017 was primarily the result of proceeds from short-term loans of $32,263,794 and proceeds from notes payable of $22,270,028. Cash used in financing activities for the year ended December 31, 2017 was primarily the result of repayments of short-term loans of $35,667,772 and repayment of notes payable of $28,680,591.

As of December 31, 2017, we had unrestricted cash of $4,891,808. Our total current assets were $238,312,887, and our total current liabilities were $184,604,985, resulting in a net working capital of $53,707,902.

Working Capital

We had a working capital surplus of $53,707,902 at December 31, 2017, which reflected a decrease of $32,640,123 from a working capital surplus of $86,348,025 as of December 31, 2016.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the year ended December 31, 2017 were as follows:

Year Ended
December 31, 2017
(In Thousands)
Capital requirements
Purchase of plant and equipment	$760
Purchase of land use rights	416
Purchase of construction in progress	703
Repayments of short-term bank loans	35,668
Repayments of notes payable	28,681
Internal cash used in operations	3,214
Total capital Requirements	$69,442

Capital provided
Proceeds from short-term bank loan	32,264
Proceeds from notes payable	22,270
Repayments of short term investment	4,588
Decrease in cash	7,344
Decrease in restricted cash	2,516
Total capital provided	$68,982

The difference between capital provided and capital required was mainly the result of exchange rate changes over the past twelve months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D Obligations	$9,221,264	9,221,264	-	-	-
Hainan Obligations	16,598,276	16,598,276	-	-	-
Loans from Haikou Rural Credit Cooperative	$30,737,547	-	-	30,737,547	-
Total	$56,557,087	25,819,540	-	30,737,547	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of December 31, 2017, the total revised contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $140 million, of which RMB 744,000,000 or approximately $114 million has been paid and RMB168,000,000 or approximately $26 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term Loans:

For the discussion of guarantees for bank loans, please refer to Note 16 - Short-term and long-term Loans under Item 8 Notes to Consolidated Financial Statements.

Notes payable:

For the discussion of guarantees for bank loans, please refer to Note 17 - Notes payable under Item 8 Notes to Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loan

For the discussion of guarantees for bank loans, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $133,930 and $0 for the years ended December 31, 2017 and 2016, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $620,919 and $415,797 of decline in net realizable value of inventory for the year ended of December 31, 2017 and 2016, respectively, due to our provision for slow moving inventory.

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

U.S. Corporate Income Tax

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended 12/31/2017 and going-forwarding, including, but not limited to, (1) reducing the U.S. federal corporate tax rate effective January 1, 2018, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons that are discussed more fully below, we have not fully completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21.0%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $0.3 million, respectively, with a corresponding net adjustment to valuation allowance of $0.3 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we could not made reasonable estimates of the effects and did not record provisional amounts in our financial statements as of December 31, 2017. However, we are continuing to gather information to precisely compute the amount of the Transition Tax.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move to further reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. Starting August 11, 2015, the RMB changed its trend of appreciation and began to depreciate as compared to the U.S. dollar. As of December 31, 2017, the RMB exchange rate vs. the U.S. dollar was 6.5067, representing about 6.3%appreciation compared to the exchange rate of 6.94585 vs. the U.S. dollar as of December 31, 2016. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $16.1 million and notes receivable from JV Company and related party of $1.1 million as of December 31, 2017. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2017, we had $33.0 million of short-term bank loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expense generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

DECEMBER 31, 2017 AND 2016

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an adverse opinion thereon.

Basis for Opinions

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 16, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

Opinions on the Internal Control over Financial Reporting

We have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinions

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2017, including lack of adequate knowledge of US GAAP and SEC rules; inaccurate accounting for income taxes. These material weaknesses existed as of 12/31/2015 and had not yet been fully remediated as of 12/31/2017. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 16, 2018

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Current assets
Cash and cash equivalents	$4,891,808	$12,235,921
Restricted cash	11,218,688	12,957,377
Short term investment	-	4,463,097
Accounts receivable (net of allowance for doubtful accounts of $133,930 and $0 as of December 31, 2017 and December 31, 2016, respectively)	34,397,858	32,394,613
Inventories (net of provision for slow moving inventory of $620,919 and $415,797 as of December 31, 2017 and December 31, 2016, respectively)	15,979,794	11,914,110
Notes receivable from JV Company and related party	1,137,289	400,239
Other receivables	2,650,668	66,064
Prepayments and prepaid expense	6,536,839	4,317,855
Due from employees	7,070	4,863
Advances to suppliers	14,908,385	38,250,818
Amount due from JV Company, net	146,422,440	136,536,159
Amount due from related party	162,048	10,484,816
TOTAL CURRENT ASSETS	238,312,887	264,025,932

LONG-TERM ASSETS
Property, Plant and equipment, net	12,000,971	15,194,442
Land use rights, net	12,666,047	11,775,720
Construction in progress	53,083,925	27,054,181
Deferred taxes assets	4,383,425	-
Long Term Investment	1,460,034	1,367,723
Investment in JV Company	70,681,013	77,453,014
Goodwill	322,591	322,591
Intangible assets	331,116	413,211
Advances to suppliers	21,592,918	33,819,419
Other long-term assets	7,590,734	8,271,952
Amount due from JV Company, net	15,907,183	-
TOTAL Long-Term Assets	200,019,957	175,672,253

TOTAL ASSETS	$438,332,844	$439,698,185

CURRENT LIABILITIES
Accounts payables	$111,595,540	$115,870,051
Other payables and accrued expenses	6,556,209	4,835,952
Short-term loans	33,042,864	34,265,065
Customer deposits	205,544	41,671
Notes payable	28,075,945	14,797,325
Income tax payable	2,902,699	1,364,235
Due to employees	35,041	21,214
Deferred taxes liabilities	-	118,643
Deferred income	2,191,143	6,363,751
Total Current Liabilities	184,604,985	177,677,907

LONG-TERM LIABILITIES
Long term bank loans	30,737,547	28,794,172
Deferred taxes liabilities	-	878,639
Total Long-Term Liabilities	30,737,547	29,672,811

TOTAL LIABILITIES	215,342,532	207,350,718

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,036,538 and 47,699,638 shares issued and outstanding at December 31,2017 and December 31,2016, respectively	48,037	47,700
Additional paid-in capital	233,055,348	227,911,477
Retained earnings (the restricted portion is $4,422,033 and $4,219,808 at December 31,2017 and December 31, 2016, respectively)	(3,802,310)	24,545,163
Accumulated other comprehensive loss	(6,310,763)	(20,156,873)
TOTAL STOCKHOLDERS’ EQUITY	222,990,312	232,347,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,332,844	$439,698,185

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

REVENUES FROM UNRELATED PARTY, NET	$9,853,410	$47,870,589	$6,790,032
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	92,952,211	81,621,424	194,279,141

REVENUES, NET	102,805,621	129,492,013	201,069,173

COST OF GOODS SOLD	(88,461,432)	(111,770,197)	(172,649,955)

GROSS PROFIT	14,344,189	17,721,816	28,419,218

OPERATING EXPENSES:
Research and development	(27,628,085)	(26,504,650)	(3,482,511)
Selling and marketing	(1,465,007)	(1,567,707)	(633,863)
General and administrative	(11,333,336)	(20,665,709)	(28,255,267)
Total Operating Expenses	(40,426,428)	(48,738,066)	(32,371,641)

LOSS FROM OPERATIONS	(26,082,239)	(31,016,250)	(3,952,423)

OTHER INCOME (EXPENSE):
Interest income	2,269,844	2,961,153	3,138,717
Interest expense	(2,280,286)	(1,831,667)	(2,214,635)
Change in fair value of financial instruments	-	3,823,590	8,519,295
Government grants	5,913,554	25,913,540	1,645,032
Share of (loss) income after tax of JV	(11,555,302)	(7,307,510)	11,841,855
Other income, net	123,925	1,627,933	1,814,882
Total other (expense) income, net	(5,528,265)	25,187,039	24,745,146

(LOSS) INCOME BEFORE INCOME TAXES	(31,610,504)	(5,829,211)	20,792,723

INCOME TAX BENEFIT (EXPENSE)	3,263,030	(681,546)	(6,127,228)

NET(LOSS) INCOME	(28,347,474)	(6,510,757)	14,665,495

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	13,846,110	(15,415,223)	(9,631,753)

COMPREHENSIVE (LOSS) INCOME	$(14,501,364)	$(21,925,980)	$5,033,742

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	47,943,830	47,447,665	46,744,718
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	47,943,830	47,447,665	46,925,554

NET (LOSS) INCOME PER SHARE, BASIC	$(0.59)	$(0.14)	$0.31
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.59)	$(0.14)	$0.31

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2014	46,274,855	$46,275	$190,258,037	$16,390,424	$4,890,103	$211,584,839
Stock issuance and award	690,000	690	22,306,297	-	-	22,306,987
Warrant exercise	-	-	-	-	-	-
Deferred tax effect	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	(9,631,753)	(9,631,753)
Net income	-	-	-	14,665,495	-	14,665,495

BALANCE AT DECEMBER 31, 2015	46,964,855	$46,965	$212,564,334	$31,055,919	$(4,741,650)	$238,925,568
Stock issuance and award	734,783	735	15,347,143			15,347,878
Warrant exercise						-
Deferred tax effect						-
Foreign currency translation					(15,415,223)	(15,415,223)
Net loss				(6,510,756)		(6,510,756)

BALANCE AT DECEMBER 31, 2016	47,699,638	$47,700	$227,911,477	$24,545,163	$(20,156,873)	$232,347,467
Stock issuance and award	336,900	337	5,143,871			5,144,208
Warrant exercise						-
Deferred tax effect						-
Foreign currency translation					13,846,110	13,846,110
Net loss				(28,347,473)		(28,347,473)

BALANCE AT DECEMBER 31, 2017	48,036,538	$48,037	$233,055,348	$(3,802,310)	$(6,310,763)	$222,990,312

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,347,474)	$(6,510,757)	$14,665,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,777,992	4,863,277	5,788,780
Assets Impairments	170,506	(40,142)	194,366
Allowance for doubtful accounts	128,972	-	-
Deferred taxes	(5,448,015)	3,651,362	1,446,345
Change in fair value of financial instruments	-	(3,823,590)	(8,519,295)
Share of loss after tax of JV Company	11,555,302	7,307,510	(11,841,855)
Reserve for fixed assets	451,503	-	-
Stock Compensation cost	5,191,307	14,913,212	22,306,987

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(5,821,522)	(40,962,889)	(16,240,270)
Notes receivable	-	1,383,605	1,708,223
Notes receivable from JV Company and related party	8,068,968	-	-
Inventories	(3,311,357)	4,952,792	(3,497,460)
Other receivables and other assets	(1,243,552)	(43,650,395)	(193,954)
Due from employee	10,127	41,529	(7,596)
Advances to supplier and Prepayments and prepaid expenses	23,107,334	(9,209,955)	6,664,779
Advances to suppliers-Long term	(5,941,692)	-	-
Amount due from JV Company	(53,622,842)	(111,996,250)	(127,667,063)
Amount due from JV Company-Long term	(15,907,183)	-	-
Due from related party	10,622,123	28,715,113	(42,249,905)

Increase (Decrease) In:
Accounts payable	66,784,385	112,150,789	164,704,112
Other payables and accrued liabilities	1,914,293	(3,790,859)	5,300,095
Notes payable	(13,297,993)	(8,480,858)	(15,398,471)
Customer deposits	155,100	(48,312)	(2,496,382)
Income Tax payable	1,221,012	1,008,274	(1,039,187)
Deferred income	(4,431,765)	-
Net cash used in operating activities	$(3,214,471)	$(49,526,543)	$(6,372,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(760,253)	(275,801)	(827,059)
(Purchases)/Disposal of land use rights and other intangible assets	(416,361)	(3,388)	1,589,165
(Purchases)/Disposal of construction in progress	(702,719)	(6,001,664)	1,128,443
Issuance of notes receivable	-	-	(9,411,720)
Repayment of notes receivable	-	10,335,807	6,410,154
Long Term Investment	-	-	(1,522,411)
Short Term Investment	4,587,971	(3,088,327)	(1,679,051)
Net cash provided by (used in) investing activities	$2,708,638	$966,627	$(4,312,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	2,516,481	2,257,268	(4,006,346)
Proceeds from short-term bank loans	32,263,794	65,912,237	50,640,214
Repayments of short-term bank loans	(35,667,772)	(35,815,325)	(47,595,391)
Proceeds from notes payable	22,270,028	12,038,765	-
Repayment of notes payable	(28,680,591)	-	-
Warrant exercise	-	434,666	-
Net cash (used in) provided by financing activities	$(7,298,060)	$44,827,611	$(961,523)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,803,893)	(3,732,305)	(11,646,257)
Effect of exchange rate changes on cash	459,780	(770,333)	2,005,356
Cash and cash equivalents at beginning of year	12,235,921	16,738,559	26,379,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,891,808	12,235,921	16,738,559

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,448,523	2,598,846	2,496,654
Interest paid	1,625,240	1,671,372	2,188,223

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred back to prepayments	-	35,035,762	-
Advances to suppliers-long term transferred to Construction in progress	18,848,586	-	-
Purchase of construction in progress by accounts payable	3,756,605	4,191,246	-
Advances to suppliers-long term adjusted for other payable	1,065,100	-	-
Settlement of due from JV Company and related parties with notes receivable	53,565,297	43,707,157	99,147,703
Settlement of accounts receivables with notes receivable from unrelated parties	5,868,902	15,052,339	23,292,896
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	5,868,902	14,509,390	22,748,033
Assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable	44,812,574	44,846,561	96,359,704
Settlement of accounts payable with notes payables	31,533,939	8,146,783	13,781,830
Deferred tax change to other comprehensive income	78,967	-	-

See notes to consolidated financial statements.

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

The Company’s organizational chart as of March 8, 2018 is as follows:

Operating Subsidiaries:

Pursuant to agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of JinhuaKandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights and supplies battery packs to the JV Company (as such term is defined below). In April 2012, pursuant to a share exchange agreement, the Company acquired 100% of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became the JV Company’s -shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Geely Holding entrusted Hu Xiaoming, Chairman of the Board of the JV Company, to hold 19% equity of the JV Company from its 50% holding of the JV Company on behalf of Geely Holding as a nominal holder. On the same day, Geely Holding transferred its remaining 31% equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Li Shufu, Chairman of the Board of Geely Holding. On May 25, 2017, Mr. Hu pledged his 19% equity in the JV Company held on behalf of Geely Holding to Geely Holding. On June 30, 2017, due to the JV Company’s operational needs, Kandi Vehicles pledged its 50% equity in the JV Company to Geely Holding as counter-guarantee, because Geely Holding provides a 100% guarantee on the JV Company’s borrowings. Notwithstanding the pledge, guarantee and counter-guarantee arrangements stated above, there has been no change in control with respect to the 50% ownership held by each shareholder of the JV Company. In order to streamline the equity structure, on October 24, 2017, Mr. Hu transferred the 19% equity of the JV Company to Geely Group (Ningbo) Ltd. Now, Kandi Vehicles and Geely Group (Ningbo) Ltd. each owns 50% of equity of the JV Company.

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, generally referred to as the Micro Public Transportation (“MPT”) program. The Company, through Kandi Vehicle, has a 9.5% ownership interest in the Service Company.

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

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd., a subsidiary of the Service Company), and the Company, indirectly through the JV Company, has a 25% economic interest in Puma Investment. In addition, Kandi Vehicle has a 9.5% ownership interest in Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd. The Company, indirectly through its 100% ownership interest in Kandi Vehicle, also has a 4.75% economic interest in Puma Investment. Therefore, the Company has a total of 29.75% of economic interest in Puma Investment.

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

In December 2015, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. Tianjin Branch (“JiHeKang Tianjin”) was formed by JiHeKang. JiHeKang Tianjin is engaged in the car sales business. Since JiHeKang Tianjin is 100% owned by the JV Company, the JV Company has a 100% ownership interest in JiHeKang Tianjin, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin.

In January 2016, Kandi Electric Vehicles (Wanning) Co., Ltd. was renamed Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”). Kandi Hainan was originally formed in Wanning City in Hainan Province by Kandi Vehicles and Kandi New Energy in April 2013, and was transferred to Haikou City in January 2016. Kandi Vehicles has a 90% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 10% ownership interest. In fact, Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% of the profits and losses) of Kandi Hainan as Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy.

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

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing. Changxing Maintenance is engaged in the car repair and maintenance business. In December 2017, the Service Company entered an agreement with the JV Company to acquire 100% of Changxing Maintenance for RMB 1,089,887 or approximately $167,501. As of December 31, 2017, the transaction had not been closed. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance.

In November 2016, Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”) was formed by JiHeKang. Guangdong JiHeKang is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Guangdong JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang.

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company.

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

NOTE 2 - LIQUIDITY

The Company had a working capital surplus of $53,707,902 as of December 31, 2017, a decrease of $32,640,123 from a working capital surplus of $86,348,025 as of December 31, 2016.

As of December 31, 2017, the Company had credit lines available from commercial banks of $33,042,864. Although the Company expects that most of the Company’s outstanding trade receivables from its customers will be collected in the next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the timely receipt of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables, and since the Company cannot control the timing of the receipt of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations for the next 12 months. The Company expects to approximately maintain the current debt level for the next twelve months given the Company’s current financial position and business development needs.

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general operational purposes, including debt repayment. The Company has incurred losses and experienced negative operating cash flows for the past years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing year after year and the Company believes that short-term bank loans will remain available on normal trade terms if needed. As the misunderstanding surrounding the exchange battery model of the JV Company has been gradually cleared up and the financial institutions’ confidence to Kandi has been restored, the relevant Chinese banks are expected to further increase the credit to the company. During the second half of 2017, the Company gradually resumed normal production and turned losses in the first six months in 2017 to profits generated in the second six months in 2017. During the fourth quarter of 2017, the Company continued its revenue growth momentum since the third quarter of this year and was profitable in the fourth quarter of 2017. In 2018, the management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that the Company continues to face a challenging competitive environment and expect that the actions taken will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for the next twelve months.

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

(4)	YongkangScrou, a wholly-owned subsidiary of Kandi Vehicles; and

(5)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1) The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(2) Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Changxing;

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

(12) JiHeKang Tianjin, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin.

(13) Guangdong JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $28,075,945 and $14,797,325 at December 31, 2017 and December 31, 2016, respectively.

Warrants, which are accounted for as liabilities, are treated as derivative instruments, and are measured at each reporting date for their fair value using Level 3 inputs. The fair value of warrants was $0 at December 31, 2017 and December 31, 2016, respectively. Also see Note 6(t).

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2017, and December 31, 2016, includes time deposits on account for earning interest income. As of December 31, 2017, and December 31, 2016, the Company’s restricted cash was $11,218,688 and $12,957,377.

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

As of December 31, 2017 and December 31, 2016, credit terms with the Company’s customers were typically 180 to 360 days after delivery. In 2016, the Company extended credit terms with certain customers, mainly the JV Company whose outstanding balance has already exceeded the originally granted credit terms to a much longer period because of delayed subsidy payments for EVs sold by the JV Company from the Chinese government. Because of the industry-wide subsidy review, the Chinese government temporarily delayed issuance of subsidy payments for the EVs sold in 2015 and 2016, which negatively impacted the JV Company’s cash flow position and caused its delay in repaying the Company. According to the government’s subsidy policies, the EVs sold in 2015 and 2016 by the JV Company are eligible for receiving subsidies and the Chinese government has a good record of paying subsidies. As of December 31, 2017, and December 31, 2016, the Company had a $133,930 and $0 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary. As of December 31, 2017, based on the Company management’s collection experience, approximately $15.9 million of amount due from the JV Company in the current assets was reclassified to amount due from the JV Company in the long-term assets due to the reason mentioned above.

(f) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of December 31, 2017 and December 31, 2016, the Company had notes receivable from the JV Company and other related parties of $1,137,289 and $400,239, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of December 31, 2017, the Company had made a total advance payments of RMB744 million (approximately $114 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solutions contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After such advances were transferred to construction in progress and expensed for R&D purposes, the Company had $14,796,504 left in Advance to Suppliers in current assets and $ 12,336,973 left in Advance to Suppliers in long-term assets related to the purchases from Nanjing Shangtong as of December 31, 2017.

Advances for raw material purchases are typically settled within two months of the Company’s receipt of the raw materials. Prepayment is offset against the purchase price after the equipment or materials are delivered.

(h) Property, Plants and Equipment

Property, Plants and equipment are carried at cost less accumulated depreciation. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. $2,181,512 of interest expenses have been capitalized for CIP as of December 31, 2017.

(j) Land Use Rights

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $27,628,085, $26,504,650 and $3,482,511 for the years ended December 31, 2017, 2016 and 2015, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2017, 2016 and 2015, $5,913,554, $25,913,540 and $1,645,032, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	December 31,	December 31,	December 31,
	2017	2016	2015
Period end RMB : USD exchange rate	6.5067	6.94585	6.49270
Average RMB : USD exchange rate	6.7568	6.64520	6.24010

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

The stock-based option expenses for the years ended December 31, 2017, 2016 and 2015 were $3,763,282, $14,867,987 and $14,255,887, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of December 31, 2017 and December 31, 2016, the Company determined that its goodwill was not impaired.

(u) Intangible Assets

Intangible assets consist of trade names and customer relations associated with the purchase price from the allocation of YongkangScrou. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of December 31, 2017. The amortization expenses for intangible assets were $82,095 and $82,095 for the years ended December 31, 2017 and 2016, respectively.

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company’s annual period ended January 28, 2017. The Company’s assessment of our ability to continue as a going concern is further discussed in Note 2 - Liquidity. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company does not expect the adoption of the new standard will have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

NOTE 8 – CONCENTRATIONS

(a) Customers

The Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales			Trade Receivable
	Year ended	Year ended	Year ended
	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31	December 31
Major Customers	2017	2016	2015	2017	2016	2015
Kandi Electric Vehicles Group Co., Ltd.	89%	59%	34%	71%	53%	55%

Trade receivable includes accounts receivable, amount due from the JV Company net of loans to the JV Company, and amount due from other related parties.

(b) Suppliers

The Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Major Suppliers	2017	2016	2015	2017	2016	2015
Dongguan Chuangming Battery Technology Co., Ltd.	26%	42%	26%	19%	22%	15%
Zhejiang Tianneng Energy Technology Co., Ltd.	25%	23%	20%	11%	15%	24%
Jinhua An Kao Power Technology Co., Ltd.	12%	-	-	3%	-	-

NOTE 9 –EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the years ended December 31, 2017, 2016 and 2015, the number of potentially dilutive common shares were 0, 0 and 180,836, respectively. The potential dilutive common shares as of December 31, 2017, 2016 and 2015 were 4,233,334, 4,566,667 and 0, respectively.

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(28,347,474)	$(6,510,757)	$14,665,495
Weighted average shares used in basic computation	47,943,830	47,447,665	46,744,718
Dilutive shares	-	-	180,836
Weighted average shares used in diluted computation	47,943,830	47,447,665	46,925,554

Earnings per share:
Basic	$(0.59)	$(0.14)	$0.31
Diluted	$(0.59)	$(0.14)	$0.31

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2017	2016
Accounts receivable	$34,531,788	$32,394,613
Less: allowance for doubtful accounts	(133,930)	-
Accounts receivable, net	$34,397,858	$32,394,613

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2017	2016
Raw material	$7,256,498	$2,529,149
Work-in-progress	2,831,678	1,786,087
Finished goods	6,512,537	8,014,671
Total inventories	16,600,713	12,329,907
Less: provision for slowing moving inventories	(620,919)	(415,797)
Inventories, net	$15,979,794	$11,914,110

NOTE 12 - NOTES RECEIVABLE

As of December 31, 2017 and 2016, there are no notes receivable from unrelated party.

Notes Receivable from JV Company and related party for the years ended December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Notes receivable as below:
Bank acceptance notes	1,137,289	400,239
Notes receivable	$1,137,289	$400,239

Details of Notes Receivable from JV Company and related party as of December 31, 2017 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	922,126	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	153,688	Kandi Jiangsu	Subsidiary of the JV Company	Payments for sales	Not due
3	61,475	Kandi Changxing	Subsidiary of the JV Company	Payments for sales	Not due

Details of Notes Receivable from JV Company and related party as of December 31, 2016 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	400,239	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 –PROPERTY, PLANT AND EQUIPMENT

Plant and equipment for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
At cost:
Buildings	$13,853,340	$12,977,465
Machinery and equipment	7,916,562	8,585,666
Office equipment	532,774	475,162
Motor vehicles	382,866	321,207
Moulds and others	28,659,714	26,463,472
	51,345,256	48,822,972
Less : Accumulated depreciation
Buildings	$(4,683,040)	$(3,948,909)
Machinery and equipment	(7,216,464)	(8,107,884)
Office equipment	(305,367)	(216,226)
Motor vehicles	(310,631)	(274,197)
Moulds and others	(26,306,306)	(21,031,086)
	(38,821,808)	(33,578,302)
Less: provision for impairment for fixed assets	(522,477)	(50,228)
Plant and equipment, net	$12,000,971	$15,194,442

As of December 31, 2017 and 2016, the net book value of plant and equipment pledged as collateral for the Company’s bank loans were $9,019,993 and $8,875,111, respectively.

Depreciation expenses for the years ended December 31, 2017, 2016 and 2015 were $4,371,561, $4,448,010 and $5,322,613, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2017	2016
Cost of land use rights	$15,676,450	$14,280,282
Less: Accumulated amortization	(3,010,403)	(2,504,562)
Land use rights, net	$12,666,047	$11,775,720

As of December 31, 2017 and 2016, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $8,993,913 and $8,660,097 respectively. Also see Note 16.

The amortization expense for the years ended December 31, 2017, 2016 and 2015 were $324,336, $333,171 and $384,072, respectively.

Amortization expense for the next five years and thereafter is as follows:

2018	$324,336
2019	324,336
2020	324,336
2021	324,336
2022	324,336
Thereafter	11,044,367
Total	$12,666,047

NOTE 15 - CONSTRUCTION -IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EVs annually. Also in 2013, the Company contracted with an unrelated third-party supplier, Nanjing Shangtong, to purchase a production line in connection with the manufacturing facility and to help develop a new EV model. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on our agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Currently, the Hainan facility is progressing well and the first batch of products will be off the assembly line on March 28, 2018. The Company plans to send the qualified prototype model to the National Testing Center for inspection in the near future. Once the prototype passes the inspection, the Company will put the products on the market.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of December 31, 2017 is as follows:

	Total in CIP as of		Total
	December 31,	Estimate to	contract
Project	2017	complete	amount

Kandi Hainan facility	$53,083,925	$33,229,905	$86,313,830

Total	$53,083,925	$33,229,905	$86,313,830

As of December 31, 2017 and 2016, the Company had CIP amounting to $53,083,925 and $27,054,181, respectively.

$2,181,512, $0 and $0 of interest expense has been capitalized for CIP for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2017	2016
Loans from China Ever-bright Bank
Interest rate 4.698% per annum, paid off on April 20, 2017, secured by the assets of the Company, guaranteed by Mr. Hu Xiaoming and his wife. Also see Note 13 and Note 14.	$-	$11,229,727
Interest rate 5.22% per annum, due on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	10,758,141	-
Loans from Hangzhou Bank
Interest rate 4.35% per annum, paid off on October 16, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	-	7,025,778
Interest rate 4.79% per annum, due on October 16,2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,499,962	-
Interest rate 4.35% per annum, paid off July 3, 2017, secured by the assets of the Company. Also see Note 13 and Note 14.	-	10,394,696
Interest rate 4.79% per annum, due on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	11,096,255
Interest rate 4.35% per annum, paid off on March 23, 2017, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	5,614,864
Interest rate 4.35% per annum, due March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,688,506	-
	$33,042,864	$34,265,065

Long-term loan is summarized as follows:

	December 31,	December 31,
	2017	2016
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	$30,737,547	$28,794,172
	$30,737,547	$28,794,172

The interest expense of the short-term and long-term bank loans for the years ended December 31, 2017, 2016 and 2015 were $2,280,286, $1,831,667 and $2,176,092, respectively.

As of December 31, 2017, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $11,218,688 and $3,279,656 were held as collateral for the notes payable as of December 31, 2017, and December 31, 2016, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Bank acceptance notes:
Due March 22, 2017	$-	$400,239
Due March 29, 2017	-	1,439,709
Due June 21, 2017	-	1,439,709
Due January 4, 2018	4,987,167	-
Due April 19, 2018	230,532	-
Due May 6, 2018	1,168,027	-
Due June 18, 2018	2,305,316	-
Due June 21, 2018	376,019	-
Due June 25, 2018	153,688	-
Due June 27, 2018	76,844	-
Due June 29, 2018	2,382,160	-
Commercial acceptance notes:
Due March 26, 2018	10,758,140	-
Other Notes Payable:
Due May 6, 2017	-	11,517,668
Due May 6, 2019	5,638,052	-
Total	$28,075,945	$14,797,325

NOTE 18 – TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. The applicable CIT rate of each of the Company’s three other subsidiaries, Kandi New Energy, YongkangScrou and Kandi Hainan, the JV Company and its subsidiaries, and the Service Company is 25%.

After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s final effective tax rate for December 31, 2017,2016 and 2015 was 10.32%, -11.69% and 29.47%, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2017, 2016 and 2015.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2017, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for year ended December 31, 2017, due to a net operating loss in 2016 and an accumulated net operating loss carry forward from prior years in the United States.

As of December 31, 2017 and December 31, 2016, we had unrecognized tax benefits of $12.2 million and $0, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $12.2 million. After considering valuation allowance, none of the unrecognized tax benefits, if recognized, would affect our effective tax as of December 31, 2017 and December 31, 2016. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carry forwards, which are offset by valuation allowance.

Our unrecognized tax benefit activity for fiscal 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Beginning balances	$-	$-	$-
Increases related to tax positions taken during a prior year	11,376,521	-	-
Decreases related to tax positions taken during a prior year	-	-	-
Increases related to tax positions taken during the current year	790,289	-	-
Ending balances	$12,166,810	$-	$-

Income tax expenses for the year ended December 31, 2017, 2016 and 2015 are summarized as follows:

	For the Year Ended December 31,
	2017	2016	2015
Current:
Provision for CIT	$2,184,985	$601,212	$4,656,311
Provision for Federal Income Tax	-	-	-
Deferred:
Provision for CIT	(5,448,015)	80,334	1,470,917
Income tax (benefit) expense	$(3,263,030)	$681,546	$6,127,228

The reconciliation of taxes at the PRC statutory rate (25% in 2017 and 2016) to our provision for income taxes for the years ended December 31, 2017 and 2016 was as follows:

	For Year Ended
	December 31,
	2017	2016
Expected taxation at PRC statutory tax rate	$(7,902,626)	$(1,457,303)
Effect of differing tax rates in different jurisdictions	242,375	(1,403,077)
Non-taxable income	-	-
Non-deductible expenses (1)	1,735,581	1,103,158
Research and development super-deduction	(105,186)	(43,826)
Under-accrued EIT for previous years	267,574	(2,727,454)
Effect of PRC preferential tax rates	1,277,678	-
Addition to valuation allowance	1,271,728	5,301,677
Other	(50,154)	(91,629)
Income tax (benefit) expense	$(3,263,030)	$681,546
Effective tax rate	10.32%	-11.69%

(1)	It’s mainly due to share of (loss) in JV Company and its subsidiaries.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Expense (2)	192,046	72,742
Depreciation	182,961	230,156
Loss carried forward	6,581,726	27,218,934
less: valuation allowance	(1,019,373)	(26,820,811)
Total deferred tax assets, net of valuation allowance	5,937,360	701,021
Deferred tax liabilities:
Expense (3)	1,553,935	1,698,303
Total deferred tax liability	1,553,935	1,698,303
Net deferred tax assets (liabilities)	$4,383,425	$(997,282)

(2)	It’s provision for impairment inventory, fixed assets.

(3)	It’s due to the difference of tax basis and GAAP basis of other long-term assets.

As of December 31, 2017, the aggregate NOLs incurred in 2013 through 2017 of $4.85 million deriving from entities in the U.S. will expire in varying amount between 2018 and 2022. The aggregate NOLs in 2016 through 2017 of $22.75 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022. As of December 31, 2016, the aggregate NOLs incurred in 2012 through 2016 of $78.88 million deriving from entities in the U.S. will expire in varying amount between 2017 and 2021. The aggregate NOLs incurred in 2016 of $2.12 million deriving from entities in the PRC will expire in 2021. The cumulative net loss in the PRC and U.S. can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net loss in Hong Kong can be carried forward without an expiration date.

Operating loss carry forward for tax purpose resulted in a deferred tax asset of $6.58million at December 31,2017. Tax benefit of operating loss available to offset future tax liabilities are $5.56 million. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31, 2017, 2016 and 2015 are summarized as follows:

	For Year Ended
	December 31,
	2017	2016
Income(loss) before income taxes consists of:
PRC	$(25,471,997)	$6,023,694
Non-PRC	(6,138,507)	(11,852,905)
Total	$(31,610,504)	$(5,829,211)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2016	26,820,811
Additions-change to tax expense	1,271,728
Deduction-expired of loss carried forward④	14,573,835
Deduction-changed of UTP	12,166,810
Deduction-changed of tax rate	332,521
Balance at December 31,2017	1,019,373

(4)	It’s due to the loss carried forward deduction-expired of Kandi Technologies of 2012.

(b) Tax Holiday Effect

For the year ended December 31, 2017, 2016 and 2015, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2017, 2016 and 2015.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended
	December 31,
	2017	2016	2015
Tax benefit (holiday) credit	$105,186	$36,522	$912,548
Basic net income per share effect	$0.000	$0.001	$0.020

(C) The Tax Cuts and Job Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended 12/31/2017 and going-forwarding, including, but not limited to, (1) reducing the U.S. federal corporate tax rate effective January 1, 2018, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons that are discussed more fully below, we have not fully completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21.0%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $0.3 million, respectively, with a corresponding net adjustment to valuation allowance of $0.3 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we could not made reasonable estimates of the effects and did not record provisional amounts in our financial statements as of December 31, 2017. However, we are continuing to gather information to precisely compute the amount of the Transition Tax.

NOTE 19 - STOCK OPTIONS AND WARRANTS

(a) Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There was $3,763,282 in stock compensation expenses associated with stock options booked for the year ended December 31, 2017.

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2016	4,900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2017	4,566,667	9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,333)	9.72
Outstanding as of December 31, 2017	4,233,334	$9.72

The fair value of each of the options to purchase 4,900,000 shares of common stock issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

As of December 31, 2017 and December 31, 2016, all outstanding warrants had been exercised and the derivative liability relating to the warrants issued to the investors and a placement agent was $0.

NOTE 20 – STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), and as compensation, the Board authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months, beginning in July 2011.

As compensation having Mr. Jerry Lewin’s services as a member of the Board, the Board authorized the Company to provide Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, beginning in August 2011.

As compensation having Ms. Kewa Luo’s services as the Company’s investor relation officer, the Board authorized the Company to provide Ms. Kewa Luo with 5,000 shares of Company’s common stock every six months, beginning in September 2013.

In November 2016, the Company entered into a three-year employment agreement with Mr. Mei Bing, who is now the Company’s Chief Financial Officer. Under the agreement, Mr. Mei Bing is entitled to receive an aggregate 10,000 shares of common stock each year, vested in four equal quarterly installments of 2,500 shares.

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

For the year ended December 31, 2017, 2016 and 2015, the Company recognized $1,428,025, $91,700 and $8,123,333 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 21– INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining	December 31,	December 31,
	useful life	2017	2016
Gross carrying amount:
Trade name	4 years	$492,235	$492,235
Customer relations	4 years	304,086	304,086
		796,321	796,321
Less : Accumulated amortization
Trade name		$(287,561)	$(236,815)
Customer relations		(177,644)	(146,295)
		(465,205)	(383,110)
Intangible assets, net		$331,116	$413,211

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the consolidated statements of income, and comprehensive income were $82,095, $82,095 and $82,095 for the year ended December 31, 2017, 2016 and 2015, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2018	$82,095
2019	82,095
2020	82,095
2021	82,095
2022	2,736
Thereafter	-
Total	$331,116

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

As of December 31, 2017, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Kandi Jinhua; (3) its 100% interest in JiHeKang; (4) its 100% interest in Kandi Shanghai; (5) its 100% interest in Kandi Jiangsu; (6) its 100% interest in JiHeKang Service Company; (7) its 100% interest in Jiangsu JiDian; (8) its 100% interest in Tianjin BoHaiWan; (9) its 100% interest in Changxing Maintenance; (10) its 100% interest in Liuchuang; (11)its 100% interest in JiHeKang Tianjin; and(12) its 100% interest in Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the year ended December 31, 2017, 2016 and 2015, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Year ended December 31,
	2017	2016	2015
Condensed income statement information:
Net sales	$192,748,328	$179,328,669	$362,715,996
Gross income	3,599,634	19,278,511	59,635,845
% of net sales	1.9%	10.8%	16.4%
Net (loss) income	(22,699,965)	(14,155,578)	23,323,128
% of net sales	(11.8)%	(7.9)%	6.4%
Company’s share in net (loss) income of JV based on 50% ownership	$(11,349,983)	$(7,077,789)	$11,661,564

	December 31,	December 31,
	2017	2016
Condensed balance sheet information:
Current assets	$696,683,086	$514,958,008
Noncurrent assets	179,943,752	177,563,801
Total assets	$876,626,838	$692,521,809
Current liabilities	703,629,444	505,356,626
Noncurrent liabilities	30,737,547	31,817,560
Equity	142,259,847	155,347,623
Total liabilities and equity	$876,626,838	$692,521,809

For the years ended December 31,2017,2016 and 2015, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. During 2017, the JV Company sold a total of 11,437 units of EV products in the PRC as compared to a total of 10,148 units sold in 2016,an increase of 12.7%,of which the JV Company sold 7,416 units of Model K12, 3,939 units of Model K17 and 82 units of other models in 2017.Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company as of December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
Investment in JV Company, beginning of the period,	$77,453,014	$90,337,899
Share of loss
Company’s share in net loss of JV based on 50% ownership	(11,349,982)	(7,077,789)
Intercompany transaction elimination	(432,295)	(230,787)
Year 2016 unrealized profit realized	226,975	1,066
Subtotal	(11,555,302)	(7,307,510)
Exchange difference	4,783,301	(5,577,375)
Investment in JV Company, end of the period	$70,681,013	$77,453,014

Sales to the Company’s customers, the JV Company and its subsidiaries, for the year ended December 31, 2017 were $92,952,211 or 90.4% of the Company’s total revenue for the year, an increase of 19.6% of the sales to the JV Company from the previous year. Sales to the JV Company and its subsidiaries were primarily battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

The breakdown of the sales to the JV Company and its subsidiaries as follows:

	Year ended December 31,
	2017	2016	2015
JV Company	$91,500,960	$76,331,493	$67,729,570
Kandi Changxing	81,699	349,721	44,019,899
Kandi Shanghai	34,433	647,950	39,708,548
Kandi Jinhua	-	46,303	789,065
Kandi Jiangsu	1,335,119	332,926	-
Total sales to JV	$92,952,211	$77,708,394	$152,247,081

As of December 31, 2017 and December 31, 2016, the current and noncurrent amount due from the JV Company and its subsidiaries, was $162,329,623 and $136,536,725, respectively, of which the majority were balances with the JV Company, Kandi Jinhua, Kandi Changxing, Kandi Jiangsu and Kandi Shanghai. The breakdown is as below:

	December 31,	December 31,
	2017	2016

Kandi Shanghai	$2,354,195	$281,657
Kandi Changxing	912,760	16,359,721
Kandi Jinhua	15,718	5,050,525
Kandi Jiangsu	1,506,199	352,587
JV Company	157,540,751	114,492,235
Consolidated JV	$162,329,623	$136,536,725

The current and noncurrent amounts due from the JV Company include seven short-term loans in the total amount of $60,706,656 that Kandi Vehicles lent to the JV Company. Each such loan carries an annual interest rate of 4.35%.

As of December 31, 2017 and December 31, 2016, the current and noncurrent amount due to the JV Company and its subsidiaries, was $0 and $566, respectively, of which the balances were with Kandi Changxing. The breakdown is as below:

	December 31,	December 31,
	2017	2016

Kandi Changxing	$-	$566
Consolidated JV	$-	$566

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

As of December 31, 2017 and 2016, the Company provided guarantees for the following third parties:

(1)	Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2017	2016
Zhejiang Shuguang industrial Co., Ltd.	-	4,175,155
Nanlong Group Co., Ltd.	-	2,879,417
Kandi Electric Vehicles Group Co., Ltd.	-	46,790,530
Total	$-	$53,845,102

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $3,073,755 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a suit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanding the guarantor to bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments, and the Company understands that Shanghai Pudong Development Bank has reached a settlement with NGCL. As of December 31, 2017, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,456,944 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of December 31, 2017, the Company has made all four installments in the total of RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 9.9 million has been reimbursed to the Company as of the date of this report and the remaining RMB 10.1 million will be reimbursed in installments within next three years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On December 14, 2015, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $38,421,934from China Import & Export Bank with a related loan period of December 14, 2015, to December 13, 2016, which was extended to October 15, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on October 15, 2017.

On July 20, 2016, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $11,526,580 from Bank of China, with a related loan period of July 20, 2016 to July 19, 2017. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein. The loan was paid off on July 21, 2017.

All guarantee periods are two years from the date of expiration of the debt performance under the principal loan contracts.

(2) Pledged collateral for bank loans to other parties

As of December 31, 2017 and 2016, none of the Company’s land use rights or plant and equipment were pledged as collateral securing bank loans to third parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017.All the remaining cases are in the New York federal court, and motions for the appointment of lead plaintiff and lead counsel are pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. A motion for the appointment of lead plaintiff and lead counsel is pending.

In October 2017, a purported shareholder filed a books and records action against Kandi in Delaware state court seeking the production of certain documents generally relating to the same underlying events described above as well as attorney’s fees. The Company was served with Plaintiff’s Verified Complaint Pursuant to 8 Del. C. Section 220 to Compel Inspection of Books and Records (“Verified Complaint”) on October 4, 2017.On November 10, 2017, the Company filed its Answer to Plaintiff’s Verified Complaint and currently is waiting for trial.

We believe that although our financial statements for the years 2014, 2015 and the first three quarters of 2016 were restated, the restatements had no effect on net income. The claims referenced above are without merit, and we intend to defend against the lawsuits vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit. The ultimate outcome of any litigation is uncertain and the outcome of these matters, whether favorable or unfavorable, could have a negative impact on our financial condition or results of operations due to defense costs, diversion of management resources and other factors. Litigation can be costly, and adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our future financial position.

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth revenues by geographic area:

	Year Ended December 31,
	2017		2016		2015
	Sales Revenue	Percentage	Sales Revenue	Percentage	Sales Revenue	Percentage
Overseas	$4,817,517	5%	$4,919,054	4%	$4,713,441	2%
China	97,988,104	95%	124,572,959	96%	196,355,732	98%
Total	$102,805,621	100%	$129,492,013	100%	$201,069,173	100%

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Service Company	-	3,913,031	42,032,060
Total	$-	$3,913,031	$42,032,060

The details for amount due from related parties (other than the JV Company and its subsidiaries) as of the December 31, 2017 and 2016 were as below:

	December 31,	December 31,
	2017	2016
Service Company	162,048	10,484,816
Total due from related party	$162,048	$10,484,816

The Company has a 9.5% ownership interest in the Service Company and Mr. Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company and its subsidiaries, please refer to Note 22.

NOTE 26 – Subsequent Event

On December 18, 2017, the Company announced that its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and the sole shareholder (the “Transferor”)of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement (the “Share Transfer Agreement”) and a Supplementary Agreement (the “Supplementary Agreement”), pursuant to which Kandi Vehicles acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired all the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $3.9 million) in cash. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company issued a total of 2,959,837 shares of restrictive stock (the “Shares”), or 6.2% of the Company’s total outstanding shares of the common stock to the Transferor. An additional 2,959,837 shares are placed as make good shares for the undertaking of Jinhua An Kao to achieve no less than a total of RMB120,000,000 (approximately $18.1 million) net income over the course of the following three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2017. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act. The Company’s ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s ICFR includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2017, the last day of our fiscal year of 2017. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO framework, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2017. Certain control deficiencies existed in the internal control over financial reporting as of December 31, 2017, including lack of adequate knowledge of US GAAP and SEC rules and inaccurate accounting for income taxes. These material weaknesses existed as of December 31, 2015 and had not yet been fully remediated as of December 31, 2017.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP, has audited the effectiveness of our ICFR as of December 31, 2017 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

There had been no changes in the Company’s ICFR identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR, other than the following:

i.	We implemented the plan for remediation of the material weaknesses in internal control over financial reporting as outlined in the Form 10-K for the year ended December 31, 2016, continued to improve internal control over financial reporting and conducted timely self-assessments.

ii.	We completed a thorough review of the processes and procedures in the Company’s financial reporting related to the areas where the material weaknesses existed and made necessary changes to streamline our processes and procedures to ensure the related controls in our current accounting practices such as consolidation process, conversion and development of U.S. GAAP based financial statements process and internal review process is sufficient and effective, related procedures in our accounting manual is updated and related documentation for internal control over financial reporting is complete. We reengineered the process and procedures of U.S. GAAP based period financial consolidation and SEC reporting through improved working models with added controls over the areas such as related party transactions, cash flows and equity investments to ensure the completeness and accuracy and regulatory compliance of our financial statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of December 31, 2017:

Name	Age	Position	Served From
Hu Xiaoming	61	Chairman of the Board, President and Chief Executive Officer	June 2007
Mei Bing	53	Chief Financial Officer, Director	November 2016
Zhu Feng	47	Director	December 2017
Chen Liming (1), (2), (3)	81	Director (Independent)	May 2012
Lin Yi (2), (3)	65	Director (Independent)	May 2017
Jerry Lewin (1)	63	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	64	Director (Independent)	July 2011

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Zhu Feng was appointed as a director of the Company on December 28, 2017.Zhu Feng serves as President of Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”) since January 2017. Prior to that, he was Executive Vice President of the JV Company since 2015. From 2014 to 2015, he also served as Executive Vice General Manager of Kandi Electric Vehicles (Shanghai). Since 2004, he served as Vice General Manager of Shanghai Maple Automobile, Vice General Manager of LTI Automobile Company, Assistant General Manager of LTI Automobile Brand Company, and Director of Overseas Manufacturing Business European Region of JiaFeng International Sales Company. Mr. Zhu joined Geely Automobile Group since 2002, served as head of development planning department, head of standards and regulations department and head of foreign cooperation department. Mr. Zhu has nearly 20 years of extensive experience in automotive manufacturing industry specializing in advanced production and supply chain management. Mr. Zhu received an M.B.A. degree from Xi’an Jiaotong University in China. Mr. Zhu’s extensive experience in the automotive manufacturing industry qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve as a director.

Lin Yi was appointed as a director of the Company in May 2017. Mr. Lin has extensive experience in automotive engineering and multi-body system dynamics research. Throughout his career, he has been awarded numerous high-ranking national science and technology rewards. He served several key senior roles in academic and industrial organizations and was given Special Government Allowances from the State Council in 1992. Additionally, he was named an “Expert of China’s Machinery Industry” in 1995 and elected to the “Outstanding Young Science Talents in China’s Automobile Industry” in 1998. From 2007 to 2015, he served as a deputy chief engineer at Beijing Automotive Group Co., Ltd., as an executive director of Beijing Automotive New Energy Vehicle Co., Ltd., and as the executive vice president of Beijing Automotive Research Institute. Prior to that, he was a part-time professor at Beijing University of Technology, Beijing University of Aeronautics and Astronautics, Institute of Electrical Engineering at China Academy of Sciences, Shanghai Jiaotong University, and Hunan University. He was appointed as the dean of Automotive Engineering at Jilin University of Technology in 1996 and remained in that position until 2000.

Mr. Lin received his Bachelor of Science degree, Master of Science degree and Doctoral degree in Automotive Engineering from Jilin University of Technology. He was a visiting scholar at Mechanical Department at the University of Michigan from 2001 to 2002. He is a member of Society of Automotive Engineers (SAE).

Jerry Lewin was appointed as a director of the Company in November 2010. Jerry Lewin became Senior Vice President of Field Profitability Globally of Hyatt Hotels Corporation in January of 2015. In his new responsibilities he and his team are to move the company forward with new initiatives to be the best operator in the Hospitality Industry. Prior to this promotion, he served as Senior Vice President of Field Operations for Hyatt Hotels Corporation and is responsible for managing the hotels in North American continent. Mr. Lewin has been with Hyatt since 1987. In his past capacity as Senior Vice President of Operation Lewin supervised a number of areas, including finance, sales and marketing, public relations, customer service, engineering, and human resources. Lewin serves as a member of the Hyatt Hotels Corporation’s Managing Committee and sits on the board of directors of the New York City Hotel Association. Since July 2009, Mr. Lewin has served as a director of several companies in the past. Lewin currently serves as the President of the New York Law Enforcement Foundation and as the President of the NY State Troopers PBA Signal 30 Fund. Mr. Lewin has served in various management capacities for several hotel companies in San Francisco, Oakland, Los Angeles, San Diego and Las Vegas. Mr. Lewin received his Bachelor of Science degree from Cornell University and completed the Executive Development Program at J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lewin’s leadership skills and extensive management experience qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

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

Chen Liming was appointed as a director of the Company on May 1, 2012. Mr. Chen serves as an advisor to AA Wind & Solar Energy Development Group, LLC. Prior to his current position, from February 2009 to October 2010, Mr. Chen participated in a joint venture with Mr. QiuYoumin, the former designer of Geely Automobile Co., Ltd., and assisted in the development of super mini three seat pure electric vehicles. From June 2008 to July 2009, he participated in the development of Lithium Iron Phosphate Battery with Shanghai Yuankai Group. Mr. Chen served as a Professor of Electrical Engineering at Zhejiang University from 1983 to 1997. In addition, Mr. Chen served as a visiting scholar in the Electrical Engineering Department at Columbia University in New York City from 1981 to 1983 and as a professor in Electrical Engineering at Zhejiang University from 1960 to 1981. Mr. Chen received his bachelor degree from Southeast University in Jiangsu, China in 1960.

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

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2015, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following:(i) Hu Xiaoming did not file on time the Form 4 after being issued 100,000 shares on April 18, 2017; (ii) MeiBing did not file on time the Form 4 after being issued 2,500 shares on April 17, 2017; 2,500 shares on August 10, 2017 and 2,500 shares on October 18, 2017; (iii) Henry Yu did not file on time the Form 4 after being issued 5,000 shares on February 6, 2017 and 5,000 shares on August 10, 2017; and (iv) Jerry Lewin did not file on time the Form 4 after being issued 5,000 shares on February 6, 2017 and 5,000 shares on August 10, 2017. As of the date of this report, all of the filings mentioned above have been made.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2017, 2016 and 2015, by those individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2017 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2017. The individuals listed in the table below are referred to as the “named executive officers”.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(4)	($)(5)	($)	($)	($)	($)
Hu Xiaoming (1)	2017	$26,983		$425,000	1,326,217	-	-	-	$1,778,200
CEO, President and	2016	$27,331		$-	3,060,500	-	-	-	$3,087,831
Chairman of the Board	2015	$29,076	-	$1,195,000	2,618,428	-	-	-	$3,842,504

Mei Bing (2)	2017	$180,000	-	$35,000	-	-	-	-	$215,000
CFO, Director	2016	$30,000	-	$-	-	-	-	-	$30,000
	2015	$-	-	$-	-	-	-	-	$-

Wang Cheng (3)	2017	$15,547	-	$-	-	-	-	-	$15,547
Former CFO	2016	$101,422	-	$-	1,700,278	-	-	-	$1,801,700
	2015	$80,717	-	$77,675	1,454,682	-	-	-	$1,613,074

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Mei was appointed as CFO of the Company on November 14, 2016.
(3)	Mr. Wang was appointed as CFO of the Company on May 1, 2015 and has resigned from his CFO position on November 13, 2016.
(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.
(5)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2017, the primary components of our executive compensation programs were base salary and equity compensation.

Salary

We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. At the end of the year, each executive’s performance is evaluated by our Compensation Committee, which takes into account the individual’s performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices.

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

At our 2008 annual meeting of shareholders, our stockholders approved the adoption of the Plan. As of December 31, 2016, 2,600,000 options have been granted under the Plan to the Company’s employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 for each fiscal year beginning with the 2013 fiscal year under the Plan to be delivered upon the Company’s determination that the Company’s “Non-GAAP Net Income” for the fiscal year increased by 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2013 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2012 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company at the end of March 2014. If Non-GAAP Net Income in 2013 is less than Non-GAAP Net Income in 2012, then no common stock will be granted. If Non-GAAP Net Income in 2013 increases compared to Non-GAAP Net Income in 2012 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2013 increases compared to Non- GAAP Net Income in 2012 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased.

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

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based on the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of 2014. The compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior staff. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2017, no option shares were exercised. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2017, by those individuals who served as our named executive officers during any part of fiscal year 2017.

Name	Number of Securities underlying Unexercised Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hu Xiaoming (1)(2)	600,000	-	300,000	$9.72	5/28/2025	-	-	-	-

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers. The agreements provide an annual salary for Mr. Hu and Mr. Mei, with bonus to be decided at the discretion of our Board at the year-end. The employment agreements for Mr. Hu has a three (3) year term, ending on June 9, 2020, and the employment agreements for Mr. Mei has a three (3) year term, ending on November 13, 2019.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2017 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$5,920	-	-	-	-	-	$5,920

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$8,880	-	-	-	-	-	$8,880

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during fiscal year ended December 31, 2016, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2016, 50,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.

(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB 5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

The aggregate number of stock options and restricted outstanding, as of December 31, 2017, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted
		stock
Henry Yu	0	60,000
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	60,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 8, 2018, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 53,968,712 shares of our Common Stock issued and outstanding on March 8, 2018.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Excelvantage Group Limited(3)	12,419,911	(1)	23.0%
Common Stock	Hu Xiaoming	13,657,988	(2)	25.3%
Common Stock	Mei Bing	12,500		*
Common Stock	Henry Yu	92,336		*
Common Stock	Jerry Lewin	65,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Zhu Feng	-		-
All officers and directors		13,827,824		25.6%

* Less than 1%

(1)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of common stock in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

(2)	Includes (i) 1,238,077 shares owned directly by Mr. Hu, (ii) 12,419,911 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. During fiscal years ended December 31, 2017 and 2016, there were no transactions involving any of our current directors or executive officers.

Other than as set forth below, for the fiscal years ended December 31, 2017 and 2016, the Company was not involved in any related party transactions.

The following table lists the amount due from related parties as of December 31, 2017 and 2016.

	December 31,	December 31,
	2017	2016
Service Company	162,048	10,484,816
Total due from related party	$162,048	$10,484,816

The following table lists the sales to related parties during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Service Company	$-	$3,913,031	$42,032,060
Total	$-	$3,913,031	$42,032,060

The Company has 9.5% ownership of Service Company and the Company Chairman and CEO Mr. Hu also has 13% ownership of Service Company. The main transactions between the Company and Service Company is that Service Company needs to buy battery for the speed upgrade and also EV parts for the repairing and maintenance for its operating electric vehicles.

Procedures For Approval of Related Party Transactions

According to the company policy of Related -Party Transaction (the “Policy”), a “Related Transaction” is “any transaction, includes, but not limited to, any financial transaction, arrangement, relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest” . The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

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

Director Independence

Messrs. Henry Yu, Chen Liming, Lin Yi and Jerry Lewin are all non-employee directors, all of whom our Board has determined are independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules

Item 14.	Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accountant, BDO China Shu Lun Pan Certified Public Accountants LLP for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit Fees	$370,000	$770,000	(1)
Audit Related Fees	$-	$-
All Other Fees	$5,000	$10,000
TOTAL FEES	$375,000	$780,000

(1)	The audit fees include the fees for the audit of fiscal year 2016, the re-audits of the fiscal years of 2014 and 2015 due to the change of independent auditor and the audit of the restatements of the consolidated financial statements as of and for the years ended December 31, 2015 and 2014 and unaudited quarterly financial data for the first three quarters for the year ended December 31, 2016 and 2015.

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports. All other fees include fees incurred for services performed in connection with filing of tax returns and other costs.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of Amendment to the Warrant To Purchase Common Stock. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2013]

4.2	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2014]

4.3	Form of Warrant [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 19, 2014]

4.4	Form of Warrant. [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 29, 2014]

4.5	Form of Warrant Extension Agreement. [Incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2015]

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Vehicles Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013.*. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Form of Securities Purchase Agreement, dated March 19, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 19, 2014]

10.11	Form of Securities Purchase Agreement, dated August 29, 2014, by and among the Company and certain institutional accredited investors [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 29, 2014]

10.12	Form of Placement Agent Agreement [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 29, 2014]

10.13	Bond Underwriting Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Ever-Bright Securities, dated December 26, 2013. [Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.14	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.15	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.16	Employment Contract between Kandi Technologies Group, Inc. and Wang Cheng (Henry) dated March 20, 2015. [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.17	Employment Contract between Kandi Technologies Group, Inc. and Mei Bing dated November 14, 2016 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016].

10.18	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017†

10.19	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017†

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company†

23.1	Consent of BDO China Shu Lun Pan Certified Accounting Firm†

23.2	Consent of BDO China Shu Lun Pan Certified Accounting Firm†

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 16, 2018	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 16, 2018
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Mei Bing	Chief Financial Officer and Director	March 16, 2018
Mei Bing	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	March 16, 2018
Chen Liming

/s/ Lin Yi	Director	March 16, 2018
Lin Yi

/s/ Jerry Lewin	Director	March 16, 2018
Jerry Lewin

/s/ Henry Yu	Director	March 16, 2018
Henry Yu

/s/ Zhu Feng	Director	March 16, 2018
Zhu Feng

KANDI ELECTRIC VEHICLES GROUP CO., LTD.

(the JV Company)

AND SUBSIDIARIES FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kandi Electric Vehicles Group Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 16, 2018

KANDI ELECTRIC VEHICLES GROUP CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Current assets
Cash and cash equivalents	$11,621,752	$18,248,241
Restricted cash	28,181,720	3,450,905
Accounts receivable	114,083,695	113,369,036
Inventories (net of provision for slow moving inventory of $748,690 and $437,676 as of December 31, 2017 and December 31, 2016, respectively)	60,199,634	21,162,321
Notes receivable	637,958	1,585,047
Other receivables	9,682,538	3,103,715
Prepayments and prepaid expense	6,964,296	5,042,070
Due from employees	10,286	24,559
Advances to suppliers	814,813	1,893,049
Amount due from related party (net of allowance for doubtful accounts of $8,154,865 and $6,190,747 as of December 31, 2017 and December 31, 2016, respectively)	464,486,394	347,079,065
TOTAL CURRENT ASSETS	696,683,086	514,958,008

LONG-TERM ASSETS

Property, Plant and equipment, net	113,060,993	98,748,308
Land use rights, net	60,699,650	58,274,621
Construction in progress	108,998	17,195,784
Goodwill	1,720,677	1,611,888
Intangible assets	141,656	82,022
Long term investment	714,173	-
Other long-term assets	3,497,605	1,651,178
TOTAL Long-Term Assets	179,943,752	177,563,801

TOTAL ASSETS	$876,626,838	$692,521,809

CURRENT LIABILITIES
Accounts payables	$235,288,537	$81,102,025
Other payables and accrued expenses	14,397,074	26,929,275
Short-term loans	196,720,304	198,679,787
Customer deposits	4,286,234	11,646,119
Notes payable	16,855,088	7,746,564
Notes payable from related party	21,055,220	4,535,082
Income tax payable	560,978	82,752
Due to employees	240	15,299
Due to related party	214,465,769	174,619,723
Total Current Liabilities	703,629,444	505,356,626

LONG-TERM LIABILITIES
Long term payable	30,737,547	31,817,560
Total Long-Term Liabilities	30,737,547	31,817,560

TOTAL LIABILITIES	734,366,991	537,174,186

STOCKHOLDER’S EQUITY
Capital	163,559,045	163,559,045
Additional paid-in capital	-	-
Retained earnings	(9,027,007)	13,672,958
Accumulated other comprehensive loss	(12,272,191)	(21,884,380)
TOTAL STOCKHOLDERS’ EQUITY	142,259,847	155,347,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,626,838	$692,521,809

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended
	December 31, 2017	% of Revenue	December 31, 2016	% of Revenue	December 31, 2015	% of Revenue	Change in Amount 2017VS2016	Change in %	Change in Amount 2017VS2015	Change in %

REVENUES FROM UNRELATED PARTY, NET	$45,811,048	23.8%	$94,609,911	52.8%	$101,953,496	28.1%	(48,798,862)	-51.6%	(56,142,448)	-55.1%
REVENUES FROM RELATED PARTY, NET	146,937,280	76.2%	84,718,758	47.2%	260,762,500	71.9%	62,218,521	73.4%	(113,825,220)	-43.7%

REVENUES, NET	192,748,328		179,328,669		362,715,996		13,419,659	7.5%	(169,967,668)	-46.9%

COST OF GOODS SOLD	(189,148,693)	-98.1%	(160,050,158)	-89.2%	(303,080,151)	-83.6%	(29,098,535)	18.2%	113,931,458	-37.6%

GROSS PROFIT	3,599,635	1.9%	19,278,511	10.8%	59,635,845	16.4%	(15,678,876)	-81.3%	(56,036,210)	-94.0%

OPERATING EXPENSES:
Research and development	(6,877,906)	-3.6%	(1,091,340)	-0.6%	(1,974,967)	-0.5%	(5,786,566)	530.2%	(4,902,939)
Selling and marketing	(3,404,325)	-1.8%	(8,782,574)	-4.9%	(8,648,835)	-2.4%	5,378,249	-61.2%	5,244,510	-60.6%
General and administrative	(22,816,273)	-11.8%	(20,235,584)	-11.3%	(16,712,126)	-4.6%	(2,580,689)	12.8%	(6,104,147)	36.5%
Total Operating Expenses	(33,098,504)	-17.2%	(30,109,498)	-16.8%	(27,335,928)	-7.5%	(2,989,006)	9.9%	(5,762,576)	21.1%

(LOSS) INCOME FROM OPERATIONS	(29,498,869)	-15.3%	(10,830,987)	-6.0%	32,299,917	8.9%	(18,667,882)	172.4%	(61,798,786)	-191.3%

OTHER INCOME(EXPENSE):
Interest (expense)	(13,264,847)	-6.9%	(14,702,550)	-8.2%	(8,860,092)	-2.4%	1,437,703	-9.8%	(4,404,755)	49.7%
Interest income	7,010,380	3.6%	4,727,392	2.6%	2,172,474	0.6%	2,282,988	48.3%	4,837,906	222.7%
Investment Income	687,739	0.4%	-	0.0%	-	0.0%	687,739	100%	687,739	100%
Government grants	12,145,483	6.3%	1,682,386	0.9%	546,626	0.2%	10,463,097	621.9%	11,598,857	2121.9%
Other income, net	755,009	0.4%	6,984,107	3.9%	4,350,083	1.2%	(6,229,098)	-89.2%	(3,595,074)	-82.6%
Total other income(expense), net	7,333,764	3.8%	(1,308,665)	-0.7%	(1,790,909)	-0.5%	8,642,429	-660.4%	9,124,673	-509.5%

(LOSS) INCOME BEFORE INCOME TAXES	(22,165,105)	-11.5%	(12,139,652)	-6.8%	30,509,008	8.4%	(10,025,453)	82.6%	(52,674,113)	-172.7%

INCOME TAX EXPENSE	(534,860)	-0.3%	(2,015,926)	-1.1%	(7,185,880)	-2.0%	1,481,066	-73.5%	6,651,020	-92.6%

NET (LOSS) INCOME	(22,699,965)	-11.8%	(14,155,578)	-7.9%	23,323,128	6.4%	(8,544,387)	60.4%	(46,023,093)	-197.3%

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Capital	Retained	Accumulated Other Comprehensive
	Par Value	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2014	$163,559,045	$4,505,408	$(1,078,300)	$166,986,153
Foreign currency translation	-	-	(9,631,302)	(9,631,302)
Net income	-	23,323,128	-	23,323,128

BALANCE AT DECEMBER 31, 2015	$163,559,045	$27,828,536	$(10,709,602)	$180,677,979
Foreign currency translation	-	-	(11,174,778)	(11,174,778)
Net loss	-	(14,155,578)	-	(14,155,578)

BALANCE AT DECEMBER 31, 2016	$163,559,045	$13,672,958	$(21,884,380)	$155,347,623
Foreign currency translation	-	-	9,612,189	9,612,189
Net loss	-	(22,699,965)	-	(22,699,965)

BALANCE AT DECEMBER 31, 2017	$163,559,045	$(9,027,007)	$(12,272,191)	$142,259,847

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(22,699,965)	(14,155,578)	23,323,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,475,290	12,823,714	11,378,707
Assets Impairments	271,056	457,478	-
Allowance for doubtful accounts	1,489,057	6,190,747	-
Non-cash Interest	(6,901,724)	-	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(64,563,220)	(40,300,455)	(107,045,548)
Notes receivable	26,639,830	3,001,625	1,157,033
Notes receivable from related party	4,303,812	508,562	46,313,303
Inventories	(36,488,000)	(15,763,408)	12,406,443
Other receivables	770,315	(3,252,153)	505,766
Due from employee	(155)	41,424	(20,082)
Advance to suppliers and Prepayments and prepaid expenses	(1,032,980)	(8,851,277)	(22,402,338)
Due from related party	(128,450,620)	(220,361,618)	(195,338,954)

Increase (Decrease) In:
Accounts payable	207,354,816	92,866,663	84,624,878
Notes payable	(12,515,757)	(29,671,669)	(29,918,110)
Notes payable from related party	(14,552,747)	(46,883,721)	(36,799,843)
Other payables and accrued liabilities	(13,818,563)	3,947,568	21,250,165
Customer deposits	(7,844,387)	7,884,758	4,565,719
Income Tax payable	455,147	(3,165,236)	1,789,676
Due to related party	91,598,392	131,436,041	162,142,368
Net cash provided by(used in ) operating activities	40,489,597	(123,246,535)	(22,067,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(3,922,068)	282,683	(3,784,913)
Purchases of land use rights and other intangible assets	(54,703)	(2,651,794)	(1,636,864)
(Purchases)/Disposal of construction in progress	(220,361)	(15,049)	1,611,179
Long Term Investment	(687,739)	-	2,179,452
Short Term Investment	-	1,009	(1,074)
Net cash used in investing activities	(4,884,871)	(2,383,150)	(1,632,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(23,591,128)	80,936,395	(78,758,610)
Proceeds from short-term bank loans	214,450,628	130,921,567	248,393,455
Repayments of short-term bank loans	(229,250,533)	(132,426,413)	(142,625,919)
Proceeds from long-term payable	(3,107,980)	(2,257,268)	28,938,115
Payments of financing costs	(1,672,947)	-	-
Net cash (used in) provided by financing activities	(43,171,960)	77,174,281	55,947,041

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,567,234)	(48,455,405)	32,247,132
Effect of exchange rate changes on cash	940,745	(2,411,730)	(3,356,032)
Cash and cash equivalents at beginning of year	18,248,241	69,115,376	40,224,276

CASH AND CASH EQUIVALENTS AT END OF PERIOD	11,621,752	18,248,241	69,115,376

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	12,344,945	11,243,065	7,733,161
Income taxes paid	-	4,151,135	968,896

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred to property, plant and equipment	18,463,275	16,642,867	24,655,305
Advance to suppliers transferred to Construction in progress	674,171	8,347,441	16,807,533
Construction in progress reclass to Advance to suppliers	3,202	-	-
Settlement of due to related parties with notes payables from related party	30,166,647	24,488,021	47,909,264
Settlement of accounts payable with notes payables	20,783,655	21,134,585	30,445,201

Settlement of due from related parties with notes receivable from related party	36,457,998	508,563	141,560,527
Settlement of accounts receivables with notes receivable	71,243,296	39,296,921	61,798,853
Assignment of notes receivable to supplier to settle accounts payable	15,148,547	11,607,627	5,451,195
Assignment of notes receivable from related party to supplier to settle accounts payable	28,214,377	7,340,637	42,627,907
Assignment of notes receivable to settle due to related party	29,969,808	23,030,910	55,190,626
Assignment of notes receivable from related party to settle due to related party	4,439,972	4,356,528	40,162,786

KANDI ELECTRIC VEHICLES GROUP CO., LTD.

AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

In the fourth quarter of 2013, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) entered into an ownership transfer agreement with the Company pursuant to which Kandi Vehicles transferred 100% of its ownership in Kandi Changxing to the Company. In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the Company. The Company has 100% ownership interest in Kandi Jinhua. In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the Company. The Company has 100% ownership interest in JiHeKang. In December 2013, the Company entered into an ownership transfer agreement with Shanghai Guorun pursuant to which the Company acquired 100% ownership of Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the Company. In January 2014, Zhejiang Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the Company. The Company has 100% ownership interest in Kandi Jiangsu. In addition, In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Company had a 19% ownership interest in the Service Company. In August 2015, the Company transferred its shares of the Service Company to Shanghai Guorun and Kandi Vehicles for 9.5% respectively. As the result, the Company no longer has any ownership of the Service Company since the transfer. In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the Company. The Company has 50% ownership interest in Puma Investment. In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (the “JiHeKang Service Company”) was formed by the Company. The Company has 100% ownership interest in the JiHeKang Service Company. For the Company’s better development, Zhejiang Geely Holding Group, the parent company of Geely, became the direct holding company of the Company on October 26, 2016 by completing the purchase of the 50% equity of the Company held by Shanghai Guorun with a premium price, or a purchase price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years. In December 2015, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. Tianjin Branch ( “JiHeKang Tianjin”) was formed by JiHeKang. JiHeKang Tianjin is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in JiHeKang Tianjin. In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang and is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in Jiangsu JiDian. In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in Tianjin BoHaiWan. In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing and is engaged in the car repair and maintenance business. Since Kandi Changxing is 100% owned by the Company, the Company has a 100% ownership interest in Changxing Maintenance. In November 2016, Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”) was formed by JiHeKang. Guangdong JiHeKang is engaged in the car sales business. Since JiHeKang is 100% owned by the Company, the Company has a 100% ownership interest in Guangdong JiHeKang.In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the Company, the Company has a 100% ownership interest in Liuchuang. In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. Because the Company has a 100% ownership interest in Kandi Jiangsu, the Company has 100% ownership interests in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company. In December 2017, the Service Company entered an agreement with the Company to acquire 100% of Changxing Maintenance for RMB 1,089,887or approximately $167,501. As of December 31, 2017, the transaction had not been closed.

As of December 31, 2017, the Company consolidated the following entities on its financial statements: (1) 100% interest in Kandi Changxing; (2) 100% interest in Kandi Jinhua; (3) 100% interest in JiHeKang; (4) 100% interest in Kandi Shanghai; (5) 100% interest in Kandi Jiangsu; (6) 100% interest in JiHeKang Service; (7) 100% interest in Jiangsu JiDian; (8) 100% interest in Tianjin BoHaiWan; (9) 100% interest in Changxing Maintenance; (10) 100% interest in Liuchuang; (11)100% interest in JiHeKang Tianjin; and (12) 100% interest in Guangdong JiHeKang.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted cash, as of December 31, 2017 and December 31, 2016, represented the deposits reserved for bank acceptance notes. As of December 31, 2017 and December 31, 2016, the Company’s restricted cash was $28,181,720 and $3,450,905.

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

(f) Accounts Receivable and Amount Due from Related Parties

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2017 and December 31, 2016, the Company had allowance for doubtful accounts of $8,154,865 and $6,190,747, respectively, as per the management’s judgment based on their best knowledge.

As of December 31, 2017 and December 31, 2016, the credit terms with the Company’s customers were typically 180 to 360 days after delivery.

(g) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the Company provides an accrual for the related foreclosure expenses and related litigation expenses. The Company receives notes receivable from the other parties to settle the accounts receivable. If the Company wants to discount the notes receivables for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 2.70% to 6.00% annually. As at the end of December 31, 2017 and 2016, the Company had notes receivables from unrelated party of $637,958 and $1,585,047. As at the end of December 31, 2017 and 2016, the Company had notes receivables from related party of $0 and $0.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of December 31, 2017, as the Company did not get loans for CIP.

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

As of December 31, 2017 and 2016, the Company determined that its goodwill was not impaired.

(m) Intangible assets

Intangible assets consist of software and technologies. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of December 31, 2017. The amortization expenses for intangible assets were $17,067 and $8,089 for the year ended December 31, 2017 and 2016, respectively.

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

(o) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $6,877,906, $1,091,340 and $1,974,967 for the years ended December 31, 2017, 2016 and 2015, respectively.

(p) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible and the related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2017, 2016 and 2015, $12,145,483, $1,682,386 and $546,626, respectively, were received by the Company’s subsidiaries from the PRC government.

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

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the http://www.ofx.com

	December 31,	December 31,	December 31,
	2017	2016	2015
Period end RMB : USD exchange rate	6.5067	6.94585	6.49270
Average RMB : USD exchange rate	6.7568	6.64520	6.24010

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

(t) Reclassification

Certain amounts included in the cash flows from operating activities in the 2016 consolidated statements of cash flow have been reclassified to conform to the 2017 financial statement presentation as follows:

The Company has reclassified due from related party of $6,190,747 to allowance for doubtful accounts for the year ended December 31, 2016.

As a result of such reclassification, due from related party for the year ended December 31, 2016 has changed from $(214,170,871) to $(220,361,618).

As a result of such reclassification, allowance for doubtful accounts for the year ended December 31, 2016 has changed from $0 to $6,190,747.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the discussion in Note 7- NEW ACCOUNTING PRONOUNCEMENTS in KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 4 – ACCOUNTS RECEIVABLE AND AMOUNT DUE FROM RELATED PARTIES

Accounts receivable from unrelated party for the years ended December 31, 2017 and 2016 were summarized as follows:

	2017	2016
Accounts receivable	$114,083,695	$113,369,036
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$114,083,695	$113,369,036

Accounts receivable from related party for the years ended December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Amount due from related party	$472,641,259	$353,269,812
Less: allowance for doubtful accounts	(8,154,865)	(6,190,747)
Amount due from related party, net	$464,486,394	$347,079,065

NOTE 5 – INVENTORIES

Inventories for the years ended December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Raw material	$13,977,111	$10,933,103
Work-in-progress	25,159,093	949,714
Finished goods	21,812,120	9,717,180
Total inventories	60,948,324	21,599,997
Less: provision for slowing moving inventories	(748,690)	(437,676)
Inventories, net	$60,199,634	$21,162,321

NOTE 6 – NOTES RECEIVABLE

Notes Receivable from unrelated party for the years ended December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Notes receivable as below:
Bank acceptance notes	637,958	1,585,047
Notes receivable	$637,958	$1,585,047

Details of Notes Receivable from related party as of December 31, 2017 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	637,958	Tianjin Zhongyuan Automobile Trade Co., Ltd.	Unrelated	Payments for sales	Not due

Details of Notes Receivable from related party as of December 31, 2016 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	234,673	Hangzhou Guoguo Automobile Sales Co.	Unrelated	Payments for sales	Not due
2	486,550	Xiamen Chaoren New Energy Automotive Services Limited	Unrelated	Payments for sales	Not due
3	863,825	Beijing HaotianXiaokang automobile sales Co.	Unrelated	Payments for sales	Not due

As a common business practice in China, the Company accepts the notes receivables from its related and unrelated customers as a settlement for the trade receivables.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and equipment for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
At cost:
Buildings	$43,529,541	$40,232,923
Machinery and equipment	89,026,227	66,599,293
Office equipment	1,691,979	1,217,078
Motor vehicles	2,867,744	303,642
Moulds and others	22,036,565	19,025,226
	159,152,056	127,378,162
Less : Accumulated depreciation
Buildings	$(5,233,020)	$(3,472,194)
Machinery and equipment	(23,716,059)	(13,631,765)
Office equipment	(687,207)	(371,559)
Motor vehicles	(169,504)	(101,384)
Moulds and others	(16,285,273)	(11,052,952)
	(46,091,063)	(28,629,854)
Less: provision for impairment for fixed assets	-	-
Plant and equipment, net	$113,060,993	$98,748,308

As of December 31, 2017 and 2016, the net book value of plant and equipment pledged as collateral for the Company’s bank loans were $16,381,095 and $ 21,696,167, respectively.

Depreciation expenses for the years ended December 31, 2017, 2016 and 2015 were $15,020,463, $11,384,259 and $9,812,809, respectively.

NOTE 8 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2017	2016
Cost of land use rights	$66,844,719	$62,618,396
Less: Accumulated amortization	(6,145,069)	(4,343,776)
Land use rights, net	$60,699,650	$58,274,621

As of December 31, 2017 and 2016, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $4,555,266 and $58,274,621 respectively.

The amortization expense for the years ended December 31, 2017, 2016 and 2015 were $1,452,301, $1,160,956 and $1,406,766, respectively.

Amortization expense for the next five years and thereafter is as follows:

2018	$1,452,301
2019	1,452,301
2020	1,452,301
2021	1,452,301
2022	1,452,301
Thereafter	53,438,144
Total	$60,699,650

NOTE 9 – CONSTRUCTION-IN-PROGRESS

Jiangsu Facility

In November 2013, the Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 EVs. Rugao facility is currently partially completed for trial production.

Shanghai Facility

In the 4th quarter 2016, the Company launched a facility improvement project at its Shanghai facility. This project was completed in 2017.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the Company as of December 31, 2017 is as follow:

Project	Total in CIP as of December 31, 2017	Estimate to complete	Total contract amount

Jiangsu Facility	$102,167	129,901	232,068

Shanghai Facility	6,831	-	6,831
Total	$108,998	$129,901	$238,899

No interest expense has been capitalized for CIP for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 10 – INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31,	December 31,
	2017	2016
Gross carrying amount:
Software and Proprietary Technology	$173,776	$97,075

	173,776	97,075
Less : Accumulated amortization
Software and Proprietary Technology	$(32,120)	$(15,052)

	(32,120)	(15,052)
Intangible assets, net	$141,656	$82,022

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Statements of Income and Comprehensive Income and were $17,067, $8,089 and $5,338 for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2018	$17,067
2019	17,067
2020	17,067
2021	17,067
2022	17,067
Thereafter	56,321
Total	$141,656

NOTE 11 – SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2017	2016
Loans from Bank of China
Interest rate 4.35% per annum, paid off on May 6, 2017, guaranteed by the shareholders entrusted loans.	$-	$7,198,543
Interest rate 4.35% per annum, paid off on June 16, 2017, guaranteed by the shareholders entrusted loans.	-	21,595,629
Interest rate 4.35% per annum, due on June 4, 2018, guaranteed by the shareholders entrusted loans.	23,053,161	-
Interest rate 4.85% per annum, paid off on July 21, 2017, guaranteed by the shareholder.	-	21,595,629
Interest rate 4.35% per annum, due on October 19, 2018, guaranteed by the shareholder.	23,053,161	-
Interest rate 4.35% per annum, paid off on April 5, 2017, guaranteed by the shareholders entrusted loans.	-	23,035,338
Interest rate 4.35% per annum, due on October 1, 2018, guaranteed by the shareholders entrusted loans.	24,590,038	-
Loans from Export Import Bank of China
Interest rate 4.35% per annum, paid off on November 2, 2017, secured by the assets of the Company.	-	35,992,715
Interest rate 6.05% per annum, due on December 5, 2018, secured by the assets of the Company.	38,421,934	-
Interest rate 4.35% per annum, paid off on October 15, 2017, secured by accounts receivable pledge and equity pledge.	-	71,985,430
Interest rate 4.35% per annum, due on October 12, 2018, guaranteed by the shareholder.	38,421,934	-
Interest rate 4.35% per annum, due on October 26, 2018, guaranteed by the shareholder.	38,421,934	-
Loans from the Agricultural Bank of China
Interest rate 4.39% per annum, paid off on July 28, 2017, secured by the assets of the Company.	-	5,182,951
Interest rate 4.39% per annum, paid off on July 31, 2017, secured by the assets of the Company.	-	2,015,592
Loans from Jiangsu Rugao Rural Commercial Bank
Interest rate 4.35% per annum, paid off on July 28, 2017, guaranteed by the JV Company.	-	4,319,126
Interest rate 4.35% per annum, due on July 28, 2018, guaranteed by the JV Company.	4,610,632	-
Loans from China Merchants Bank
Interest rate 4.35% per annum, paid off on May 15, 2017, secured by the assets of the Company.	-	5,758,834
Interest rate 4.35% per annum, due on August 23, 2018, secured by the assets of the Company.	6,147,510	-
	$196,720,304	$198,679,787

The interest expense of the short-term bank loans for the years ended December 31, 2017, 2016 and 2015 were $12,754,456, $13,154,979 and $4,829,051, respectively.

As of December 31, 2017, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

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

Notes payable for December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Notes payable:	16,855,088	7,746,564
Total	$16,855,088	$7,746,564

Notes payable from related party for December 31, 2017 and 2016 were summarized as follows:

	December 31,	December 31,
	2017	2016
Notes payable from related party:	21,055,220	4,535,082
Total	$21,055,220	$4,535,082

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker’s acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $28,181,720 and $3,450,905 were held as collateral for the notes payable as of December 31, 2017 and December 31, 2016, respectively.

As a common business practice in China, the Company issues the notes payable to its related and unrelated suppliers as settlement for accounts payable.

NOTE 13 – Long Term Payable

In 2013, the Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 EVs. In order to assist the Company to develop this project, in 2015, the Rugao city local government provided the Company a total of RMB 236,000,000 or approximately $36 million of government assistance to be used exclusively for the Rugao project. Although this amount is currently included in the long term payable, the Company will negotiate with Rugao city government in 2018 to change this long term payable to government subsidies.

As of December 31, 2017 and 2016, the Company had long term payable amounting to $ 30,737,547 and $31,817,560, respectively, which were related to Rugao project.

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

Reconciliation between total income tax expenses and the amount computed by applying the statutory income tax rate to income before taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	%	%	%
Statutory rate	25	25	25
Non-taxable income	-	-	-
Non-deductible expenses	1	62	1
addition to valuation allowance	(28)	(103)	-
Under-accrued EIT for previous years	-	(1)	(2)
Effective income tax rate	(2)	(17)	24

Provision for income taxes consisted of the following:

PRC income taxes	December 31,	December 31,	December 31,
	2017	2016	2015
Current	$534,860	$2,015,926	$7,185,880
Deferred		-	-
Total	$534,860	$2,015,926	$7,185,880

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement with an unrelated third party for the lease of Office Building in Hangzhou for a period of six years from August 1, 2014 to November 31, 2020. As of December 31, 2017, the annual rent for the factory premises was approximately $795,206 (RMB 5,373,048)

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
2018	$833,303	-	833,303
2019	873,305	-	873,305
2020	835,677	-	835,677
2021	-	-	-
2022 and thereafter	-	-	-
Total	$2,542,286	-	2,542,286

Rental expense to unrelated third parties for the years ended December 31, 2017, 2016 and 2015 amounted to $939,628, $805,346 and $720,693, respectively.

NOTE 16 – Related Party Transactions

The Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the sales to related parties during 2017, 2016 and 2015:

	2017	2016	2015
Geely	$63,227,928	62,906,157	221,482,179
Kandi	-	-	55,179
ZZY	83,709,352	21,812,601	39,225,142
Total	$146,937,280	84,718,758	260,762,500

The following table lists the purchase from related parties during 2017, 2016 and 2015:

	2017	2016	2015
Geely	$5,590,205	55,660,567	206,945,901
Kandi	92,952,211	77,708,394	152,247,082
ZZY	23,092,772	41,723,092	34,240
Total	$121,635,189	175,092,053	359,227,222

The details for amount due from related parties as of the December 31, 2017 and 2016 were as below:

	December 31,	December 31,
	2017	2016
Geely	$240,279,146	205,050,435
Kandi	-	566
ZZY	232,362,113	148,218,811
Less: Provision for doubtful debts	(8,154,865)	(6,190,747)
Total due from related party	$464,486,394	347,079,065

The details for amount due to related parties as of the December 31, 2017 and 2016 were as below:

	December 31,	December 31,
	2017	2016
Geely	$45,296,763	8,372,846
Kandi	162,329,623	136,536,725
ZZY	6,839,383	29,710,152
Total due to related party	$214,465,769	174,619,723

