Form 10-Q
period 2018-03-31
Kandi Technologies Group, Inc.
filed 2018-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the registrant had 53,969,212 shares of common stock issued and 51,009,375 shares of common stock outstanding, par value $0.001 per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$1,041,781	$4,891,808
Restricted cash	7,491,324	11,218,688
Accounts receivable(net of allowance for doubtful accounts of $382,108 and $133,930 as of March 31, 2018 and December 31, 2017, respectively)	27,236,661	34,397,858
Inventories (net of provision for slow moving inventory of $643,318 and $620,919 as of March 31, 2018 and December 31, 2017, respectively)	17,439,458	15,979,794
Notes receivable from JV Company and related party	7,611,283	1,137,289
Other receivables	2,356,811	2,650,668
Prepayments and prepaid expense	6,744,641	6,536,839
Due from employees	6,847	7,070
Advances to suppliers	12,290,705	14,908,385
Amount due from JV Company, net	141,716,559	146,422,440
Amount due from related party	167,894	162,048
TOTAL CURRENT ASSETS	224,103,964	238,312,887

LONG-TERM ASSETS
Property, Plant and equipment, net	14,091,019	12,000,971
Land use rights, net	13,133,595	12,666,047
Construction in progress	58,840,459	53,083,925
Deferred taxes assets	3,607,478	4,383,425
Long Term Investment	1,512,703	1,460,034
Investment in JV Company	74,035,495	70,681,013
Goodwill	25,344,151	322,591
Intangible assets	5,224,868	331,116
Advances to suppliers	22,371,860	21,592,918
Other long term assets	7,549,153	7,590,734
Amount due from JV Company, net	15,907,183	15,907,183
TOTAL Long-Term Assets	241,617,964	200,019,957

TOTAL ASSETS	$465,721,928	$438,332,844

CURRENT LIABILITIES
Accounts payables	$117,258,483	$111,595,540
Other payables and accrued expenses	5,289,475	6,556,209
Short-term loans	34,234,851	33,042,864
Customer deposits	334,885	205,544
Notes payable	10,466,183	28,075,945
Income tax payable	2,421,168	2,902,699
Due to employees	11,699	35,041
Deferred income	3,960,698	2,191,143
Total Current Liabilities	173,977,442	184,604,985

LONG-TERM LIABILITIES
Long term bank loans	31,846,373	30,737,547
Contingent liability	6,032,817	-
Other long-term liability	579,224	-
Total Long-Term Liabilities	38,458,414	30,737,547

TOTAL LIABILITIES	212,435,856	215,342,532

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,968,712 and 48,036,538 shares issued and 51,008,875 and 48,036,538 outstanding at March 31, 2018 and December 31, 2017, respectively	51,009	48,037
Additional paid-in capital	252,154,904	233,055,348
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at March 31, 2018 and December 31, 2017, respectively)	(74,318)	(3,802,310)
Accumulated other comprehensive loss	1,154,477	(6,310,763)
TOTAL STOCKHOLDERS’ EQUITY	253,286,072	222,990,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,721,928	$438,332,844

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES FROM UNRELATED PARTY, NET	$5,732,463	$2,962,931
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	2,603,444	1,311,642

REVENUES, NET	8,335,907	4,274,573

COST OF GOODS SOLD	(6,989,956)	(3,607,241)

GROSS PROFIT	1,345,951	667,332

OPERATING EXPENSES:
Research and development	(757,298)	(20,769,732)
Selling and marketing	(748,225)	(358,309)
General and administrative	398,171	(8,319,294)
Total Operating Expenses	(1,107,352)	(29,447,335)

INCOME (LOSS) FROM OPERATIONS	238,599	(28,780,003)

OTHER INCOME(EXPENSE):
Interest income	942,993	530,642
Interest expense	(550,417)	(614,453)
Change in fair value of contingent consideration	2,680,179	-
Government grants	95,255	5,067,474
Share of income (loss) after tax of JV	795,055	(5,161,713)
Other income, net	22,977	28,621
Total other income (expense), net	3,986,042	(149,429)

INCOME (LOSS) BEFORE INCOME TAXES	4,224,641	(28,929,432)

INCOME TAX (EXPENSE) BENEFIT	(496,646)	4,775,997

NET INCOME (LOSS)	3,727,995	(24,153,435)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	7,465,240	1,791,816

COMPREHENSIVE INCOME (LOSS)	$11,193,235	$(22,361,619)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	50,643,423	47,732,388
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	50,643,423	47,732,388

NET INCOME (LOSS) PER SHARE, BASIC	$0.07	$(0.51)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.07	$(0.51)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,727,995	$(24,153,435)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	875,463	1,162,795
Assets impairments	-	45,831
Allowance for doubtful accounts	240,419	-
Deferred taxes	(308,406)	(4,775,997)
Share of income after tax of JV Company	(795,055)	5,161,713
Change in fair value of contingent consideration	(2,680,179)	-
Stock compensation cost	(1,615,706)	2,476,519

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	12,343,813	(1,399,372)
Deferred taxes assets	(53,414)	-
Notes receivable from JV Company and related party	(5,015,238)	3,704,957
Inventories	265,800	(2,779,644)
Other receivables and other assets	752,017	(210,503)
Due from employee	(23,838)	(46,692)
Advances to supplier and prepayments and prepaid expenses	3,144,325	21,948,470
Advances to suppliers-long term	(3,712,576)	(5,682,460)
Amount due from JV Company	(9,902,514)	(15,542,072)
Due from related party	-	(300,000)

Increase (Decrease) In:
Accounts payable	19,319,570	9,986,016
Other payables and accrued liabilities	(2,503,830)	(297,408)
Notes payable	(16,117,038)	(1,855,353)
Customer deposits	120,458	127,216
Income tax payable	(819,372)	(789,661)
Deferred income	1,670,173	(5,067,474)
Loss contingency-litigation	-	4,622,066
Net cash used in operating activities	$(1,087,133)	$(13,664,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(109,160)	(23,492)
Purchases of land use rights and other intangible assets	(99,404)	-
Acquisition of Jinhua An Kao (net of cash received)	(3,699,801)	-
Purchases of construction in progress	(82,792)	(1,488,409)
Short term investment	-	4,418,065
Net cash (used in) provided by investing activities	$(3,991,157)	$2,906,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	3,775,587	3,629,407
Repayments of short-term bank loans	(3,775,587)	(5,661,875)
Proceeds from notes payable	25,539,803	3,669,853
Repayment of notes payable	(28,607,869)	-
Net cash (used in) provided by financing activities	$(3,068,066)	$1,637,385

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,146,356)	(9,120,939)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	568,965	194,084
Cash, cash equivalents and restricted cash at beginning of year	16,110,496	25,193,298

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	8,533,105	16,266,443

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,466,761	786,172
Interest paid	414,319	386,973

SUPPLEMENTAL NON-CASH DISCLOSURES:
Advances to suppliers-long term transferred to Construction in progress	3,712,576	8,023,030
Purchase of construction in progress in accounts payable	-	980,292
Settlement of due from JV Company and related parties with notes receivable	20,337,201	22,713,442
Settlement of accounts receivables with notes receivable from unrelated parties	7,866	-
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	7,866	-
Assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable	18,996,867	18,082,140
Settlement of accounts payable with notes payables	786,581	2,032,468
Deferred tax changed to other comprehensive income	42,528	-

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

The Company’s organizational chart as of May 3, 2018 is as follows:

Operating Subsidiaries:

Pursuant to the agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights and supplies battery packs to the JV Company (as such term is defined below). In April 2012, pursuant to the agreement, the Company acquired 100% of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a manufacturer of automobile and EV parts. Yongkang Scrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

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

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“KandiJinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in KandiJinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiJinhua. In April 2017, KandiJinhua was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In November 2013, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. (“JiHeKang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang. In April 2017, JiHeKang was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

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

In January 2014, KandiElectric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing, and sales. As of the date of this report, Kandi Jiangsu directly owns 100% of JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua.

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

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (the “JiHeKang Service Company”) was formed by the JV Company. The JiHeKang Service Company focuses on after-market services for EV products. In April 2017, JiHeKang Service Company was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company. The JV Company has a 100% ownership interest in the JiHeKang Service Company, and the Company, indirectly through the JV Company, has a 50% economic interest in the JiHeKang Service Company.

In December 2015, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. Tianjin Branch (“JiHeKang Tianjin”) was formed by JiHeKang. JiHeKang Tianjin is engaged in the car sales business. Since JiHeKangis 100% owned by the JV Company, the JV Company has a 100% ownership interest in JiHeKang Tianjin, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin.

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

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by KandiChangxing. Changxing Maintenance is engaged in the car repair and maintenance business. In December 2017, the Service Company entered an agreement with the JV Company to acquire 100% of Changxing Maintenance for RMB 1,089,887 or approximately $167,501. As of March 31, 2018, the transaction was not closed. Since Kandi Changxing is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Changxing Maintenance, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance.

In November 2016, Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”) was formed by JiHeKang. Guangdong JiHeKang is engaged in the car sales business. Since JiHeKangis 100% owned by the JV Company, the JV Company has a 100% ownership interest in Guangdong JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang.

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang.

In April 2017, in order to promote business development, KandiJinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in KandiJinhua, JiHeKang, and the JiHeKang Service Company;the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiJinhua, JiHeKang, and the JiHeKang Service Company.

In December 2017, Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”) was formed by the JV Company. Zhejiang Chang Dian is primarily engaged in the battery replacement business. Since Zhejiang Chang Dian is 100% owned by the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

On December 18, 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“JinhuaAn Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired JinhuaAn Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $3.9 million) in cash. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao. An additional 2,959,837 shares are placed as make good shares for the undertaking of Jinhua An Kao to achieve no less than a total of RMB 120,000,000 (approximately $18.1 million) net income over the course of the following three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including that the Company has the voting rights of the make good shares until conditions for vesting those shares are satisfied.

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

NOTE 2 – LIQUIDITY

The Company had a working capital surplus of $ 50,126,522 as of March 31, 2018, a decrease of $3,581,380 from a working capital surplus of $53,707,902 as of December 31, 2017.

As of March 31, 2018, the Company had credit lines available from commercial banks of $34,234,851. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the timely receipt of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables, and since the Company cannot control the timing of the receipt of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations for the next 12 months. The Company expects to approximately maintain the current debt level for the next twelve months given the Company’s current financial position and business development needs.

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general operational purposes, including debt repayment. The Company has incurred losses and experienced negative operating cash flows for the past years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing year after year and the Company believes that short-term bank loans will remain available on normal trade terms if needed. As the misunderstanding surrounding the exchange battery model of the JV Company has been cleared up and the financial institutions’ confidence in Kandi has been restored, the relevant Chinese banks are expected to further increase the credit to the Company. During the second half of 2017, the Company gradually resumed normal production and turned losses in the first six months in 2017 to profits generated in the second six months in 2017. During the first quarter of 2018, the Company continued its operation profitable. For the remainder of 2018, the management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that it continues to face a challenging competitive environment and expects to take actions that will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

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

NOTE 4 – PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3)	Kandi New Energy, a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%). Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	YongkangScrou, a wholly-owned subsidiary of Kandi Vehicles;

(5) (6)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles; and Jinhua An Kao, a wholly-owned subsidiary of Kandi Vehicles.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1) The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(2) KandiChangxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiChangxing;

(3) KandiJinhua, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiJinhua;

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

(7) The JiHeKang Service Company, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in the JiHeKang Service Company.

(8) Tianjin BoHaiWan, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan;

(9) Changxing Maintenance, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Changxing Maintenance;

(10) Liuchuang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang;

(11) Jiangsu JiDian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian;

(12) JiHeKang Tianjin, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin;

(13) Guangdong JiHeKang, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang; and

(14) Zhejiang Chang Dian, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

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

The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange restrictions. The Company’s performance may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $10,466,183 and $28,075,945 at March 31, 2018 and December 31, 2017, respectively.

Contingent consideration related to the acquisition of Jinhua An Kao, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $6,032,817 and $0 at March 31, 2018 and December 31, 2017, respectively. Also see Note 26.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of March 31, 2018, and December 31, 2017, the Company’s restricted cash was $7,491,324 and $11,218,688, respectively.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded for periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive collection efforts. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. If accounts receivable previously written off is recovered in later period or when facts subsequently become available to indicate that the amount provided as an allowance for doubtful accounts was incorrect, an adjustment is made to restate allowance for doubtful accounts.

As of March 31, 2018 and December 31, 2017, credit terms with the Company’s customers were typically 180 to 360 days after delivery. Because of the industry-wide subsidy review in 2016, the Chinese government temporarily delayed the processing of subsidy payments for the EVs sold in 2015 and 2016, which negatively impacted the JV Company’s cash flow position and caused its delay in repaying the Company. According to the government’s subsidy policies, the EVs sold in 2015 and 2016 by the JV Company are eligible for receiving subsidies. As of March 31, 2018 and December 31, 2017, the Company had a $382,108 and $133,930 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary. As of March 31, 2018, based on the Company management’s collection experience, approximately $15.9 million of amount due from the JV Company in the current assets was reclassified to amount due from the JV Company in the long-term assets due to the reason mentioned above.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of March 31, 2018 and December 31, 2017, the Company had notes receivable from JV Company and other related parties of $7,611,283 and $1,137,289, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of March 31, 2018, the Company had made a total advance payments of RMB 744 million (approximately $118 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solutions contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After part of such advances were transferred to construction in progress and expensed for R&D purposes, the Company had $12,171,480 left in Advance to Suppliers in current assets and $12,782,016 left in Advance to Suppliers in long-term assets related to the purchases from Nanjing Shangtong as of March 31, 2018.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. $2,854,673 of interest expenses had been capitalized for CIP as of March 31, 2018.

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

(l) Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition. The impact of the adoption of ASC Topic 606 on the Company’s condensed consolidated financial statements is not material.

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue through the sale of EV products, EV parts and off-road vehicles. The revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are determined, reviewed and revised periodically by management. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Receivables are recorded when the Company has an unconditional right to consideration.

See Note 24 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $757,298 and $20,769,732 for the three months ended March 31, 2018, and March 31, 2017, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended March 31, 2018 and March 31, 2017, $95,255 and $5,067,474, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	March 31,	December 31,	March 31,
	2018	2017	2017
Period end RMB : USD exchange rate	6.28015	6.5067	6.890530
Average RMB : USD exchange rate	6.356627	6.7568	6.888178

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

The stock-based option expenses for the three months ended March 31, 2018 and March 31, 2017, were $997,496 net of a reversal for forfeited stock option of $2,644,877 and $1,133,519, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of March 31, 2018 and March 31, 2017, the Company determined that its goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of YongkangScrou and JinhuaAn Kao. Such assets are being amortized over their estimated useful lives. Intangible assets are amortized as of March 31, 2018. The amortization expenses for intangible assets were $169,821 and $20,524 for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

(x) Reclassification

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” in the first quarter of 2018. Certain amounts included in the 2017 condensed consolidated statement of cash flows have been reclassified to conform to the 2018 financial statement presentation as follows:

The Company has included restricted cash of $12,957,377 and $14,222,418, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the three months ended March 31, 2017. As a result, total amount at beginning of period on the statement of cash flows for the three months ended March 31, 2017 has changed from $12,235,921 to $25,193,298; and total amount at end of period on the statement of cash flows for the three months ended March 31, 2017 has changed from $2,044,025 to $16,266,443.

The Company has eliminated the line item of restricted cash of $(1,161,410) from the section of financing activities on the statement of cash flows for three months ended March 31, 2017. As a result, net cash provided by financing activities on the statement of cash flows for the three months ended March 31, 2017 has changed from $475,975 to $1,637,385.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. The new standard also require additional qualitative and quantitative about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. The impact of adoption on its Condensed Consolidated Balance Sheet, and cash provided by or used in operations for any period presented is not material.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Balance Sheet, and cash provided by or used in operations for any period presented is not material.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). This ASU requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Balance Sheet, and cash provided by or used in operations for any period presented is not material.

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended March 31, 2018 and March 31, 2017, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Customers	2018	2017	2018	2017
Zhejiang Shikong Energy Technology Co., Ltd.	45%	-	4%	-
Kandi Electric Vehicles Group Co., Ltd.	29%	31%	68%	71%
Zhejiang Kuke Sports Technology Co., Ltd.	21%	32%	2%	-
Jinhua Chaoneng Automobile Sales Co. Ltd.	-	32%	17%	-

(b) Suppliers

For the three-month periods ended March 31, 2018 and March 31, 2017, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Suppliers	2018	2017	2018	2017
Shanghai de Lang Power Battery Co., Ltd.	50%	-	3%	-
Dongguan Chuangming Battery Technology Co., Ltd.	-	38%	19%	19%
Zhejiang Tianneng Energy Technology Co., Ltd.	-	20%	1%	11%

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible notes (using the if-converted method). For the three months ended March 31, 2018 and March 31, 2017, the average number of potentially dilutive common share was zero. The potential dilutive common shares as at the three months ended March 31, 2018 and March 31, 2017, were 3,900,000 and 4,400,000 shares respectively.

The following is the calculation of earnings per share:

	For three months ended
	March 31,
	2018	2017
Net income (loss)	$3,727,995	$(24,153,435)
Weighted average shares used in basic computation	50,643,423	47,732,388
Dilutive shares	-	-
Weighted average shares used in diluted computation	$50,643,423	$47,732,388

Earnings per share:
Basic	$0.07	$(0.51)
Diluted	$0.07	$(0.51)

NOTE 10 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2018	2017
Accounts receivable	$27,618,769	$34,531,788
Less: allowance for doubtful accounts	(382,108)	(133,930)
Accounts receivable, net	$27,236,661	$34,397,858

NOTE 11 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2018	2017
Raw material	$5,136,566	$7,256,498
Work-in-progress	2,552,452	2,831,678
Finished goods	10,393,758	6,512,537
Total inventories	18,082,776	16,600,713
Less: provision for slowing moving inventories	(643,318)	(620,919)
Inventories, net	$17,439,458	$15,979,794

NOTE 12 – NOTES RECEIVABLE

As of March 31, 2018 and December 31, 2017, there is no notes receivable from an unrelated party.

Notes receivable from the JV Company and related parties as of March 31, 2018, and December 31, 2017, are summarized as follows:

	March 31,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	$7,611,283	$1,137,289
Notes receivable	$7,611,283	$1,137,289

Details of notes receivable from the JV Company and related parties as of March 31, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	7,611,283	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

Details of notes receivable from the JV Company and related parties as of December 31, 2017, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	922,126	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	153,688	Kandi Jiangsu	Subsidiary of the JV Company	Payments for sales	Not due
3	61,475	KandiChangxing	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of March 31, 2018 and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
At cost:
Buildings	$14,353,933	$13,853,340
Machinery and equipment	10,338,034	7,916,562
Office equipment	673,365	532,774
Motor vehicles and other transport equipment	421,677	382,866
Moulds and others	29,693,584	28,659,714
	$55,480,593	$51,345,256
Less : Accumulated depreciation
Buildings	$(4,973,076)	$(4,683,040)
Machinery and equipment	(7,546,513)	(7,216,464)
Office equipment	(337,503)	(305,367)
Motor vehicles and other transport equipment	(331,698)	(310,631)
Moulds and others	(27,659,460)	(26,306,306)
	(40,848,250)	(38,821,808)
Less: provision for impairment for fixed assets	(541,324)	(522,477)
Property, Plant and equipment, net	$14,091,019	$12,000,971

As of March 31, 2018 and December 31, 2017, the net book value of plants and equipment pledged as collateral for bank loans was $9,227,776 and $9,019,993, respectively.

Depreciation expenses for the three months ended March 31, 2018 and March 31, 2017 were $618,540 and $1,064,568, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2018	2017
Cost of land use rights	$16,342,577	$15,676,450
Less: Accumulated amortization	(3,208,982)	(3,010,403)
Land use rights, net	$13,133,595	$12,666,047

As of March 31, 2018, and December 31, 2017, the net book value of land use rights pledged as collateral for the Company’s bank loans was $9,253,431 and $8,993,913, respectively. Also see Note 16.

The amortization expenses for the three months ended March 31, 2018 and March 31, 2017, were $88,899 and $79,538, respectively. Amortization expenses for the next five years and thereafter is as follows:

2018 (Nine Months)	$266,697
2019	355,596
2020	355,596
2021	355,596
2022	355,596
Thereafter	11,444,514
Total	$13,133,595

NOTE 15 – CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EVs annually. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on the agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Currently, the Hainan facility is progressing well. The first batch of products was off the assembly line on March 28, 2018. The prototype is currently under the inspection by the government designated inspection authorities. The Company expects the inspection will be completed by the end of June and the products will be put on the market thereafter.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligations under CIP of the Company as of March 31, 2018 are as follows:

	Total in CIP as of		Total
	March 31,	Estimate to	contract
Project	2018	complete	amount
Kandi Hainan facility	$58,840,459	$31,139,268	$89,979,727
Total	$58,840,459	$31,139,268	$89,979,727

As of March 31, 2018, and December 31, 2017, the Company had CIP amounting to $58,840,459 and $53,083,925, respectively.

$673,161 and $507,944 of interest expense has been capitalized for CIP for three months ended March 31, 2018 and 2017, respectively.

NOTE 16 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,	December 31,
	2018	2017
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, paid off on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by Company’s subsidiaries. Also see Note 13 and Note 14.	$11,146,230	$10,758,141
Loans from Hangzhou Bank
Interest rate 4.79% per annum, due on October 16, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,770,515	7,499,962
Interest rate 4.79% per annum, due on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	11,496,541	11,096,255
Interest rate 4.35% per annum, paid off on March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	3,688,506
Interest rate 5.66% per annum, due March 25, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,821,565	-
	$34,234,851	$33,042,864

Long-term loans are summarized as follows:

	March 31,	December 31,
	2018	2017
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	$31,846,373	$30,737,547
	$31,846,373	$30,737,547

The interest expense of short-term and long-term bank loans for the three months ended March 31, 2018, and 2017 was $ 414,319 and $380,711, respectively.

As of March 31, 2018, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $7,252,476 and $11,218,688 were held as collateral for the notes payable as of March 31, 2018, and December 31, 2017, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for March 31, 2018 and December 31, 2017 were summarized as follows:

	March 31,	December 31,
	2018	2017
Bank acceptance notes:
Due January 4, 2018	$-	$4,987,167
Due April 19, 2018, paid off on April 19, 2018	238,848	230,532
Due May 6, 2018	1,210,162	1,168,027
Due June 18, 2018	2,388,478	2,305,316
Due June 21, 2018	389,583	376,019
Due June 25, 2018	159,232	153,688
Due June 27, 2018	79,616	76,844
Due June 29, 2018	2,468,094	2,382,160
Due August 13, 2018	796,159	-
Commercial acceptance notes:
Due March 26, 2018	-	10,758,140
Other Notes Payable:
Due May 6, 2019	2,736,011	5,638,052
Total	$10,466,183	$28,075,945

NOTE 18 – TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented. HNTE need to be authenticated every three years. In November 2017 the Company renewed its HNTE eligibility which now will expire in 2020. The applicable CIT rate of each of the Company’s four other subsidiaries, Kandi New Energy, Yongkang Scrou, Kandi Hainan and Jinhua An Kao, the JV Company and its subsidiaries, and the Service Company is 25%.

After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s final effective tax rate for March 31, 2018, and 2017 was 11.76% and 16.51%, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses (benefit) for March 31, 2018, and 2017.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2018, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2018 the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for three months ended March 31, 2018 due to a net operating loss in 2017 and an accumulated net operating loss carry forward from prior years in the United States.

As of March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits of $12.2 million and $12.2 million, respectively, for various federal, foreign, and state income tax matters. After considering valuation allowance, none of the unrecognized tax benefits, if recognized, would affect our effective tax as of March 31, 2018 and December 31, 2017. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carry forwards, which are offset by valuation allowance.

Our unrecognized tax benefit activity for the three months ended March 31, 2018 and 2017 was as follows:

	March 31,	March 31,
	2018	2017
Beginning balances	$12,166,810	$-
Increases related to tax positions taken during a prior year		11,376,521
Decreases related to tax positions taken during a prior year	-
Increases related to tax positions taken during the current year	6,652	222,590
Ending balances	$12,173,462	$11,599,111

Income tax expenses (benefit) for the three months ended March 31, 2018 and 2017 are summarized as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2018	2017
Current:
Provision for CIT	$805,052	$-
Provision for Federal Income Tax
Deferred:
Provision for CIT	(308,406)	(4,775,997)
Income tax expense (benefit)	$496,646	$(4,775,997)

Effective tax rate	11.76%	16.51%

The reconciliation of taxes at the PRC statutory rate (25% in 2017 and 2016) to our provision for income taxes for the three months ended March 31, 2018 and 2017 was as follows:

	For Three Months Ended
	March 31,
	2018	2017
Expected taxation at PRC statutory tax rate	$1,056,160	$(7,232,358)
Effect of differing tax rates in different jurisdictions	(52,949)	(243,494)
Non-taxable income	(119,258)	-
Non-deductible expenses ①	1,765	776,485
Research and development super-deduction	(23,610)	(15,219)
Under-accrued EIT for previous years	-	0
Effect of PRC preferential tax rates	(53,020)	1,011,300
Addition to valuation allowance	(284,807)	919,923
Other	(27,635)	7,366
Income tax (benefit) expense	$496,646	$(4,775,997)

(1)	It’s mainly due to share of (loss) in JV Company and its subsidiaries and entertainment cost which is over the quota given by tax authority.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Expense ②	$271,511	$192,046
Depreciation	173,313	182,961
Loss carried forward	6,681,219	6,581,726
less: valuation allowance	(734,566)	(1,019,373)
Total deferred tax assets, net of valuation allowance	6,391,477	5,937,360
Deferred tax liabilities:
Expense ③	1,542,909	1,553,935
Other	1,241,090	-
Total deferred tax liability	2,783,999	1,553,935
Net deferred tax assets	$3,607,478	$4,383,425

(2)	It’s provision for impairment inventory, fixed assets.

(3)	It’s due to the difference of tax basis and GAAP basis of other long-term assets.

As of March 31, 2018, the aggregate NOLs in 2016 through 2017 of $23.99 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022.The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

Operating loss carry forward for tax purpose resulted in a deferred tax asset of $6.68 million at March 31, 2018. Tax benefit of operating loss available to offset future tax liabilities are $5.95 million. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the three months ended March 31, 2018 and 2017 are summarized as follows:

	For Three Months Ended
	March 31,
	(Unaudited)
	2018	2017
Income (loss) before income taxes consists of:
PRC	$2,920,748	$(27,250,721)
Non-PRC	1,303,893	(1,678,711)
Total	$4,224,641	$(28,929,432)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31, 2017	$1,019,373
Additions-change to tax expense	(284,807)
Balance at March 31, 2018	$734,566

(b) Tax Holiday Effect

For the three months ended March 31, 2018 and 2017, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2018 and 2017.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Tax benefit (holiday) credit	$23,610	$(15,219)
Basic net income per share effect	$0.000	$0.000

(C) The Tax Cuts and Job Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal period ended March 31, 2018 and going-forwarding, including, but not limited to, (1) reducing the U.S. federal corporate tax rate effective January 1, 2018, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

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

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we could not made reasonable estimates of the effects and did not record provisional amounts in our financial statements as of March 31, 2018. However, we are continuing to gather information to precisely compute the amount of the Transition Tax.

NOTE 19 – STOCK OPTIONS

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $997,496 in stock compensation expenses associated with stock options booked net of a expense reversal of $2,644,877 for forfeited stock options for the three months ended March 31, 2018.

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2017	4,566,667	$9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2018	4,233,334	9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,334)	9.72
Outstanding as of March 31, 2018	3,900,000	$9.72

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

As compensation having Ms. KewaLuo’s services as the Company’s investor relation officer, the Board authorized the Company to provide Ms. KewaLuo with 5,000 shares of Company’s common stock every six months, beginning in September 2013.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees, comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the 2013. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount based on the modification to 2013’s proposal in 2014. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve any increase in the number of shares reserved under the 2008 Plan if all the shares originally reserved are granted. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year, with the other terms remaining the same. On February 13, 2017, the Board authorized the Company to grant 246,900 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan.On April 18, 2018, the Board authorized the Company to grant 238,600 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan.

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

For three months ended March 31, 2018 and 2017, the Company recognized $31,675 and $1,343,625 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 21 –INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions. The Company acquired patents as a result of its acquisition of Jinhua An Kao which were valued in conjunction with the Company’s purchase accounting at approximately $5 million (see Note 26). The patents acquired have estimated economic useful lives of approximately 7.5 to 9.17 years.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2018	2017
Gross carrying amount:
Trade name	3.75 years	$492,235	$492,235
Customer relations	3.75 years	304,086	304,086
Patent	7.25-8.92 years	5,063,573	-
		5,859,894	796,321
Less : Accumulated amortization
Trade name		$(300,248)	$(287,561)
Customer relations		(185,481)	(177,644)
Patent		(149,297)	-
		(635,026)	(465,205)
Intangible assets, net		$5,224,868	$331,116

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $ 168,025 and $20,524 for the three months ended March 31, 2018 and 2017, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2018 (Nine Months)	$504,074
2019	672,099
2020	672,099
2021	672,099
2022	592,740
Thereafter	2,111,757
Total	$5,224,868

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

As of March 31, 2018, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Kandi Jinhua; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and Kandi Jinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian, JiHeKang Tianjin and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the three months ended March 31, 2018, and 2017, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	March 31,
	2018	2017
Condensed income statement information:
Net sales	$33,772,205	$1,277,619
Gross profits	5,560,402	(336,757)
% of net sales	16.5%	-26.4%
Net income (loss)	1,021,639	(10,607,728)
% of net sales	3.0%	-830.3%
Company’s share in net income (loss) of JV based on 50% ownership	$510,819	$(5,303,864)

	March 31,	December 31,
	2018	2017
Condensed balance sheet information:
Current assets	$779,553,521	$696,683,086
Noncurrent assets	179,825,539	179,943,752
Total assets	$959,379,060	$876,626,838
Current liabilities	787,068,472	703,629,444
Noncurrent liabilities	23,884,780	30,737,547
Equity	148,425,808	142,259,847
Total liabilities and equity	$959,379,060	$876,626,838

For the three months ended March 31, 2018, and 2017, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. During the first quarter of 2018, the JV Company sold a total of 3,295 units of EV products in the PRC. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for the three months ended March 31, 2018 and 2017 are as follows:

	March 31,	March 31,
	2018	2017
Investment in JV Company, beginning of the period,	$70,681,013	$77,453,014
Share of loss
Company’s share in net income(loss) of JV based on 50% ownership	510,819	(5,303,864)
Intercompany transaction elimination	(175,274)	(80,495)
Year 2017 unrealized profit realized	459,510	222,646
Subtotal	795,055	(5,161,713)
Exchange difference	2,559,427	623,586
Investment in JV Company, end of the period	$74,035,495	$72,914,887

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended March 31, 2018, were $2,603,444 or 31% of the Company’s total revenue, an increase of 98.5% from the same quarter last year. Sales to the JV Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

The breakdown of sales to the JV Company and its subsidiaries is as follows:

	Three months ended
	March 31,
	2018	2017
JV Company	$2,390,691	$1,311,642
Kandi Changxing	12,647	-
Kandi Shanghai	1,113	-
Kandi Jiangsu	35,888	-
Liuchuang	31,391	-
Zhejiang Chang Dian	131,713	-
Total sales to JV	$2,603,444	$1,311,642

As of March 31, 2018 and December 31, 2017, the current and noncurrent amount due from the JV Company and its subsidiaries, was $157,894,597 and $162,329,623, respectively. The breakdown is as below:

	March 31,	December 31,
	2018	2017

Kandi Shanghai	$4,711,419	$2,354,195
Kandi Changxing	342,619	912,760
Kandi Jinhua	-	15,718
Kandi Jiangsu	1,626,878	1,506,199
Liuchuang	32,080	-
Zhejiang Chang Dian	128,778	-
JV Company	151,052,823	157,540,751
	$157,894,597	$162,329,623

The current and noncurrent amounts due from the JV Company include short-term loans in the total amount of $76,431,295 that Kandi Vehicles lent to the JV Company. Each such loan carries an annual interest rate of 4.35%.

As of March 31, 2018 and December 31, 2017, the current and noncurrent amount due to the JV Company and its subsidiaries, was $270,855 and $0, respectively. The breakdown is as below:

	March 31,	December 31,
	2018	2017

Kandi Jinhua	$40,782	$-
Liuchuang	36,081	-
JV Company	193,992	-
	$270,855	$-

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1)	Guarantees for bank loans

As of March 31, 2018, and December 31, 2017, the Company provided no guarantee of bank loan for third parties.

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $3,184,637 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a suit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanding the guarantor to bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments. As of March 31, 2018, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,456,944 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of March 31, 2018 and December 31, 2017, the Company has made all four installments in the total of RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 9.9 million has been reimbursed to the Company as of the date of this report and the remaining RMB 10.1 million will be reimbursed in installments within next three years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

(2) Pledged collateral for bank loans to other parties.

As of March 31, 2018 and December 31, 2017, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All the remaining cases are in the New York federal court, and motions for the appointment of lead plaintiff and lead counsel are pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. A motion for the appointment of lead plaintiff and lead counsel is pending.

In October 2017, a purported shareholder filed a books and records action against Kandi in Delaware state court seeking the production of certain documents generally relating to the same underlying events described above as well as attorney’s fees. The Company was served with Plaintiff’s Verified Complaint Pursuant to 8 Del. C. Section 220 to Compel Inspection of Books and Records (“Verified Complaint”) on October 4, 2017. On November 10, 2017, the Company filed its Answer to Plaintiff’s Verified Complaint. The Chancery Court has set the matter for trial on March 14, 2018. At the joint request of the parties, the Chancery Court adjourned the March 14th trial date to allow the parties and their counsel to attempt to negotiate a possible resolution of the matter, which negotiations were and remain without acknowledgement of any liability or prejudice to the parties’ respective positions. Currently, no definitive resolution has been reached and the matter has not been rescheduled for trial.

The Company believes that although its financial statements for the years 2014, 2015 and the first three quarters of 2016 were restated, the restatements had no effect on its net income. The Company further believes that the claims referenced above are without merit, and it intends to defend against the lawsuits vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit. The ultimate outcome of any litigation is uncertain and the outcome of these matters, whether favorable or unfavorable, could have a negative impact on its financial condition or results of operations due to defense costs, diversion of management resources and other factors. Litigation can be costly, and adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on its future financial position.

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31
	2018	2017
Primary geographical markets
Overseas	$1,825,262	$1,516,164
China	6,510,645	2,758,409
Total	$8,335,907	$4,274,573

Major products
EV parts	$6,372,597	$2,664,895
Off-road vehicles	1,963,310	1,609,678
Total	$8,335,907	$4,274,573

Timing of revenue recognition
Products transferred at a point in time	$8,335,907	$4,274,573
Total	$8,335,907	$4,274,573

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

There are no sales to related parties (other than the JV Company and its subsidiaries) for the three months ended March 31, 2018 and 2017:

The details for amounts due from related parties (other than the JV Company) as of March 31, 2018 and December 31, 2017 were as below:

	March 31,	December 31,
	2018	2017
Service Company	$167,894	$162,048
Total due from related party	$167,894	$162,048

The Company has a 9.5% ownership interest in the Service Company and Mr. Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company, please refer to Note 22.

NOTE 26 – Acquisition

On January 3, 2018, Kandi Vehicle completed the acquisition of 100% of the equity of Jinhua An Kao Power Technology Co., Ltd located in Jinhua City, Zhejiang Province, China. Jinhua An Kao manufactures and markets a unique system of pure electric car battery replacement technologies including an intelligent constant-temperature charging station, a 50-100 channel intelligent battery charging system, a car battery replacement tool, and a car washing machine. Jinhua An Kao also owns plug-in and soft-connection PACK technology. The acquisition is intended to strengthen Kandi’s EV battery exchange offerings in order to be the best available in the market. The Company paid approximately RMB25.93 million (approximately $4 million) at the closing of the transaction using the cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares.

As of the acquisition date, the Company recorded a contingent liability of approximately $8.71 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the An Kao Shareholders upon the achievement of certain net income-based milestones. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 2,959,837 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the first quarter of 2018, the Company recorded a gain of approximately $2.68 million in the accompanying statements of income representing the decrease in fair value of this obligation between the acquisition date and March 31, 2018.

The components of the preliminary purchase price as of the acquisition date for Jinhua An Kao are as follows:

Cash	$3,988,765
Stock awards	20,718,859
Fair value of contingent consideration	8,712,996
Total	$33,420,620

The Company accounted for the acquisition as business combinations and, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summaries the preliminary purchase price allocations:

Jinhua An Kao
Goodwill	$24,216,559
Amortizable intangible assets	4,892,165
Other net assets	5,552,986
Deferred income taxes	(1,241,090)
Total	$33,420,620

Transaction costs of $33,295 associated with the acquisition were expensed as incurred through general and administrative expenses in the statement of income in 2018.

The Company allocated the preliminary purchase price to specific intangible asset categories as of the acquisition date for Jinhua An Kao as follows:

	Amount Assigned	Estimated useful life (in years)
Amortizable intangible assets:
Patents	$4,892,165	7.5 – 9.17

The Company allocated the preliminary purchase price to specific intangible assets for patents that the Company acquired. The Company believes that the estimated intangible asset value so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the asset based approach to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by the ASC Topic 820.

The Company recorded the excess of the purchase price over the estimated fair values of the identified assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due to primarily to revenue and earnings projections associated with Jinhua An Kao’s future operations, as well as synergies expected to be gained from the integration of the business into the Company’s existed operations.

The Company’s condensed consolidated financial statements included approximately $4 million of revenue and approximately $0.55 million of operating income related to the operating results for Jinhua An Kao from its date of acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Kandi and the Acquired Business as if the acquisition had occurred as of January 1, 2017. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2017. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operation results of Kandi. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from acquisition.

Unaudited Pro Forma Condensed Combined Statements of Operations Information

	Three Months Ended March 31,
	2018	2017
Revenue	$8,335,907	$6,155,168
INCOME (LOSS) FROM OPERATIONS	$238,599	$(28,391,394)
NET INCOME (LOSS)	$3,727,995	$(23,793,073)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	$0.07	$(0.47)
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	$0.07	$(0.47)

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $382,108 and $133,930 as of March 31, 2018 and December 31, 2017, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $643,318 and $620,919 of decline in net realizable value of inventory as of March 31, 2018 and December 31, 2017, respectively, due to our provision for slow moving inventory.

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

We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

We generate revenue through the sale of EV products, EV parts and off-road vehicles and our revenue recognition policies for our EV products, EV parts and off-road vehicles are the same. The revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are determined, reviewed and revised periodically by management. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the three months ended March 31, 2018, we recognized total revenue of $8,335,907 as compared to $4,274,573 for the three months ended March 31, 2017, an increase of $4,061,334, or 95.0%, primarily due to the revenue of EV parts sales from our newly acquired Jinhua An Kao division. For the three months ended March 31, 2018, we recorded $1,345,951 of gross profits, an increase of $678,619 or 101.7% from the same period of 2017, primarily due to the increase of revenue from the sale of EV parts. Gross margin for the three months ended March 31, 2018, was 16.1%, an increase from 15.6% from the three months ended March 31, 2017. We recorded a net income of $3,727,995 for the three months ended March 31, 2018, compared to net loss of $24,153,435 in the same period of 2017, largely due to our increased revenue, gross profits and gross margin this quarter, increased share of profits from the JV Company and significantly reduced R&D expenses.

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	% of Revenue	March 31, 2017	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$5,732,463	68.8%	$2,962,931	69.3%	$2,769,532	93.5%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	2,603,444	31.2%	1,311,642	30.7%	1,291,802	98.5%

REVENUES, NET	8,335,907		4,274,573		4,061,334	95.0%

COST OF GOODS SOLD	(6,989,956)	(83.9)%	(3,607,241)	(84.4)%	(3,382,715)	93.8%

GROSS PROFIT	1,345,951	16.1%	667,332	15.6%	678,619	101.7%

OPERATING EXPENSES:
Research and development	(757,298)	(9.1)%	(20,769,732)	(485.9)%	20,012,434	(96.4)%
Selling and marketing	(748,225)	(9.0)%	(358,309)	(8.4)%	(389,916)	108.8%
General and administrative	398,171	4.8%	(8,319,294)	(194.6)%	8,717,465	(104.8)%
Total Operating Expenses	(1,107,352)	(13.3)%	(29,447,335)	(688.9)%	28,339,983	(96.2)%

INCOME (LOSS) FROM OPERATIONS	238,599	2.9%	(28,780,003)	(673.3)%	29,018,602	(100.8)%

OTHER INCOME(EXPENSE):
Interest income	942,993	11.3%	530,642	12.4%	412,351	77.7%
Interest expense	(550,417)	(6.6)%	(614,453)	(14.4)%	64,036	(10.4)%
Change in fair value of contingent consideration	2,680,179	32.2%	-	0.0%	2,680,179	-
Government grants	95,255	1.1%	5,067,474	118.5%	(4,972,219)	(98.1)%
Share of income (loss) after tax of JV	795,055	9.5%	(5,161,713)	(120.8)%	5,956,768	(115.4)%
Other income , net	22,977	0.3%	28,621	0.7%	(5,644)	(19.7)%
Total other income (expense) , net	3,986,042	47.8%	(149,429)	(3.5)%	4,135,471	(2767.5)%

INCOME (LOSS) BEFORE INCOME TAXES	4,224,641	50.7%	(28,929,432)	(676.8)%	33,154,073	(114.6)%

INCOME TAX (EXPENSE) BENEFIT	(496,646)	(6.0)%	4,775,997	111.7%	(5,272,643)	(110.4)%

NET INCOME (LOSS)	$3,727,995	44.7%	$(24,153,435)	(565.0)%	$27,881,430	(115.4)%

(a) Revenue

For the three months ended March 31, 2018, our revenue was $8,335,907 compared to $4,274,573 for the same period of 2017, an increase of $4,061,334 or 95.0%. The increase in revenue was mainly due to the increase in EV parts sales during this quarter. The selling prices of our products for the three months ended March 31, 2018 didn’t change materially on average from the same period last year. The increase in revenue was primarily due to the increase of sales volume.

The following table summarizes our revenues by product types for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Sales	Sales
EV parts	$6,372,597	$2,664,895
Off-road vehicles	1,963,310	1,609,678
Total	$8,335,907	$4,274,573

EV Parts

During the three months ended March 31, 2018, our revenues from the sale of EV parts were $6,372,597, representing an increase of $3,707,702 or 139.1% from $2,664,895 for the first quarter of 2017.

Our revenue for the three months ended March 31, 2018 primarily consisted of the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 76.4% of total sales. Among total sales for the three months ended March 31, 2018, approximately 71.9% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 1.7% of total sales were related to sales of EV controllers, approximately 0.5% of the total sales were related to sales of air conditioning units and approximately 2.4% of total sales were related to sales of body parts and other auto parts.

During the three months ended March 31, 2018 and 2017, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 31% and 31% of our total net revenue for the quarter, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the three months ended March 31, 2018, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $1,963,310, representing an increase of $353,632 or 22.0% from $1,609,678 for the first quarter of 2017, which was largely due to its organic growth.

Our off-road vehicles business line accounted for approximately 23.6% of our total net revenue for the three months ended March 31, 2018. Of our off-road vehicle revenue, our go-kart business accounted for approximately 13.0% of our total net revenue, and our ATV business accounted for approximately 10.5% of our total net revenue.

The following table shows the breakdown of our net revenues:

	Three Months Ended March 31,
	2018	2017
Primary geographical markets
Overseas	$1,825,262	$1,516,164
China	6,510,645	2,758,409
Total	$8,335,907	$4,274,573

Major products
EV parts	$6,372,597	$2,664,895
Off-road vehicles	1,963,310	1,609,678
Total	$8,335,907	$4,274,573

Timing of revenue recognition
Products transferred at a point in time	$8,335,907	$4,274,573
Total	$8,335,907	$4,274,573

(b) Cost of goods sold

Cost of goods sold was $6,989,956 during the three months ended March 31, 2018, representing an increase of $3,382,715, or 93.8%, compared to $3,607,241 for the same period of 2017. The increase was primarily due to the corresponding increase in sales. Please refer to the below Gross Profit section for product margin analysis.

(c) Gross profit

Our margins by product for the past three years are as set forth below:

	Three Months Ended March 31,
	2018				2017
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$6,372,597	5,240,791	1,131,806	17.8%	$2,664,895	2,186,923	477,972	17.9%
Off-road vehicles	1,963,310	1,749,165	214,145	10.9%	1,609,678	1,420,318	189,360	11.8%
Total	$8,335,907	6,989,956	1,345,951	16.1%	$4,274,573	3,607,241	667,332	15.6%

Gross profit for the first quarter of 2018 increased 101.7% to $1,345,951, compared to $667,332 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 16.1% compared to 15.6% for the same period of 2017. The increase in our gross margin was mainly because the vast majority of gross profits came from more profitable EV parts business in the three months ended March 31, 2018.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $757,298 for the first quarter of 2018, a decrease of $20,012,434 or 96.4% compared to $20,769,732 for the same period of last year. This decrease was primarily due to significantly decreased research and development expenses related to the development of EV Model K23 at Hainan facility for the three months ended March 31, 2018. For the three months ended March 31, 2018 and 2017, approximately 42.6% and 98.9% of our research and development expenses were spent on the research and development of EV Model K23 at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e) Sales and marketing

Selling and distribution expenses were $748,225 for the first quarter of 2018, compared to $358,309 for the same period last year, an increase of $389,916 or 108.8%. This increase was primarily attributable to the increase in sales labor and shipping during this period because of increased sales this quarter as compared to the first quarter of last year. In addition, increased product maintenance expenses this quarter also contributed this increase.

(f) General and administrative expenses

General and administrative expenses were negative $398,171 for the first quarter of 2018, compared to $8,319,294 for the same period of last year, a decrease in expenses of $8,717,465 or 104.8%. For the three months ended March 31, 2018, general and administrative expenses included $1,029,171 in expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option, compared to $2,477,144 of common stock awards and stock options expenses for the same period in 2017. Excluding stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2018 were $1,217,535, a decrease of $4,624,615, or 79.2%, from $5,842,150 for the same period of 2017, which was largely because we accrued contingent loss of approximately $4.6 million in connection with litigation last year.

(g) Interest income

Interest income was $942,993 for the first quarter of 2018, an increase of $412,351 or 77.7% compared to $530,642 for the same period of last year. This increase was primarily attributable to increased interests earned on loans to the JV Company.

(h) Interest expenses

Interest expenses were $550,417 in the first quarter of 2018, a decrease of $64,036 or 10.4% compared to $614,453 for the same period of last year. This decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $53,426, and $60,529 were discounts associated with the settlement of bank acceptance notes for the three months ended March 31, 2018 and 2017, respectively.

(i) Change in fair value of contingent consideration

For the first quarter of 2018, the gain related to changes in the fair value of contingent consideration was $2,680,179, which was mainly the result of the decrease in fair value of contingent liability between the acquisition date and March 31, 2018 for the acquisition of Jinhua An Kao.

(j) Government grants

Government grants were $95,255 for the first quarter of 2018, compared to $5,067,474 for the same quarter last year, representing a decrease of $4,972,219, or 98.1%.This decrease in government grants was primarily because there were significant amount of government subsidies we received from Hainan provincial government to assist our development of new EV model last year.

(k) Share of income (loss) after tax of the JV Company

For the first quarter of 2018, the JV Company’s net sales were $33,772,205, gross profit was $5,560,402, and net income was $1,021,639. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s income for $510,819 for the first quarter of 2018. After eliminating intra-entity profits and losses, our share of the after tax income of the JV Company was $795,055 for the first quarter of 2018, an increase of $5,956,768 compared to the same period of last year. The increase of the JV Company’s profits was largely due to moderate EV product sales this period as compared to no EV product sold in the first quarter of 2017.

During the first quarter of 2018, the JV Company sold a total of 3,295 units of EV products in the PRC.

(l) Other income, net

Net other income was $22,977 for the first quarter of 2018, a decrease of $5,644 or 19.7% compared to net other income of $28,621 for the same period of last year.

(m) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou, Kandi Hainan and Jinhua An Kao, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first quarter of 2018 was a tax expense of 11.76% on a reported income before taxes of approximately $4.2 million, compared to an effective income tax rate with a tax benefit of 16.51% for the same period of last year on a reported loss before taxes of approximately $28.9 million.

(n) Net income (loss)

Net income was $3,727,995 for the first quarter of 2018, an increase of $27,881,430 compared to net loss $24,153,435 for the same period of last year. The increase was primarily attributable to increased sales and gross profits, increased profits from the JV Company and significantly decreased R&D expenses this period.

Excluding (i) the effects of stock compensation expenses, which were $1,029,171 net of a reversal for forfeited stock option of $2,644,877 and $2,477,144 for the first quarter of 2018 and 2017, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $2,680,179 and $0 for the three months ended March 31, 2018 and 2017, respectively, our non-GAAP net loss was $567,890 for the three months ended March 31, 2018 as compared to non-GAAP net loss $21,676,291 for the same period of 2017, a decrease in loss of $21,108,401 , or 97.4%. The decrease in net loss (non-GAAP) was primarily attributable to increased sales and gross profits, increased profits from the JV Company and significantly decreased R&D expenses this period.

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

The following table summarizes our non-GAAP net income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
GAAP net income(loss)	$3,727,995	$(24,153,435)
Stock compensation (benefit) expenses	(1,615,706)	2,477,144
Change in fair value of contingent consideration	(2,680,179)	-
Non-GAAP net (loss)	$(567,890)	$(21,676,291)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first quarter of 2018, cash used in operating activities was $1,087,133, as compared to cash used in operating activities of $13,664,488 for the same period of last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for first quarter of 2018 were a decrease of accounts receivable of $12,343,813 net of settlement of accounts receivables with notes receivable from unrelated parties of $7,866 and an increase in accounts payable of $19,319,570 net of assignment of notes receivable from JV Company and related parties to suppliers to settle accounts payable of $18,996,867, settlement of accounts payable with notes payable of $786,581 and assignment of notes receivable from unrelated parties to supplier to settle accounts payable of $7,866. The major operating activity that used cash for first quarter of 2018 was a decrease in notes payable of 16,117,038 net of settlement of accounts payable with notes payable of $786,581 and an increase in receivables from the JV Company of $9,902,514 net of settlement of due from JV Company and related parties with notes receivable of $20,337,201.

For the first quarter of 2018, cash used by investing activities was $3,991,157, as compared to cash provided by investing activities of $2,906,164 for the same period of last year. The major investing activities that used cash for first quarter of 2018 were $3,699,801 in the acquisition of Jinhua An Kao net of cash received.

For the first quarter of 2018, cash used in financing activities was $3,068,066, as compared to cash provided by financing activities of $1,637,385 for the same period of last year. The major financing activities that provided cash for the first quarter of 2018 were proceeds from notes payable of $25,539,803. The major financing activities that used cash for first quarter of 2018 were $28,607,869 of repayment of notes payable.

Working Capital

We had a working capital surplus of $ 50,126,522 at March 31, 2018, which reflected a decrease of $3,581,380 from $53,707,902 as of December 31, 2017.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2018 were as follows:

Three Months Ended
March 31, 2018
(In Thousands)
Capital requirements
Purchase of plant and equipment	$109
Purchases of land use rights and other intangible assets	99
Acquisition of Jinhua An Kao	3,700
Purchase of construction in progress	83
Repayments of short-term bank loans	3,776
Repayments of notes payable	28,608
Internal cash used in operations	1,087
Total capital Requirements	$37,462

Capital provided
Proceeds from short-term bank loan	3,776
Proceeds from notes payable	25,540
Decrease in cash	7,577
Total capital provided	$36,893

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D Obligations	$9,553,912	9,553,912	-	-	-
Hainan Obligations	17,197,041	17,197,041	-	-	-
Loans from Haikou Rural Credit Cooperative	$31,846,373	-	-	31,846,373	-
Total	$58,597,326	26,750,953	-	31,846,373	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of March 31, 2018,the total contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $145 million, of which RMB 744,000,000 or approximately $118 million has been paid and RMB 168,000,000 or approximately $27 million of remaining payments are outstanding as contractual obligations.

Short-term and long-term Loans:

For the discussion of short-term and long-term loans, please refer to Note 16 - Short-term and Long-term Loans under Notes to Condensed Consolidated Financial Statements.

Notes payable:

For the discussion of notes payable, please refer to Note 17 - Notes Payable under Notes to Condensed Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 23 –Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

From March 14 to 16, 2018, a group of 14 people led by Hu Weiquan, President of Jiangxi Changyun Co., Ltd., visited the JV Company and Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. to explore cooperation synergies. Each party has the intention to facilitate the related projects.

On March 28, 2018, we announced that the JV Company unveiled the all-electric SUV new product Geely Global Hawk EX3 on March 26, 2018 at the launching ceremony in Hangzhou. Over 170 nationwide dealers and more than 30 media outlets attended the ceremony. Co-developed by Geely and Kandi, the new SUV product EX3 is designed to target highly motivated and dynamic young professionals. This vehicle is recognized as a star product of the JV Company and has a bold and modern design built with enhanced technologies and more than 200km and 300km of two products of driving range on a single full charge. Though the sale of EX3 has not launched on market, more than 100 dealers have made deposits and are interested in getting product distribution rights. Management believes EX3 is a perfect fit in the growing Chinese SUV market and will become the growth drive expanding the JV Company’s product portfolio.

On March 30, 2018, we announced that the Kandi Model K23 production launch ceremony was hosted by Kandi Hainan. Model K23 incorporates advanced technology and features a number of exciting new features with a drive range of more than 200km and 300 km for the two types of the products. As a crossover product, K23 blends the elements of “cowboy” and “sportiness” to create the latest fashion in sedan and MPV design. Hainan is China’s most popular top-tier tourist destination. On April 11, 2018, the State Council launched 20 measures and released “Guiding Opinions for Supporting Hainan’s Comprehensive Deepening of Reform and Opening-up.” Starting May 1 this year, travel visa to Hainan is exempted for the citizens of 59 countries. Hainan province also announced that traditional fuel vehicles will be banned by the entire island before 2030 and only new energy vehicles will be allowed by then, which suggests Kandi’s strategic investment in Hainan has been proved a right decision.

On April 8, 2018, the officials of the Department of Industry of the National Development and Reform Commission together with relevant personnel and experts formed a research group and made a special trip to the JV Company Rugao facility to conduct an inspection on the qualifications of Kandi Jiangsu for awarding production license. The group fully affirmed and highly praised the management and products at the facility. Through this inspection, we believe that the approval process of Kandi’s production license will be advanced in the near future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move to further reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. Starting August 11, 2015, the RMB changed its trend of appreciation and began to depreciate as compared to the U.S. dollar. As of March 31, 2018, the RMB exchange rate vs. the U.S. dollar was 6.28015, representing about 3.5% appreciation compared to the exchange rate of 6.5067 vs. the U.S. dollar as of December 31, 2017. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $8.5 million and notes receivable from JV Company and related parties of $7.6 million as of March 31, 2018. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2018, we had $34.2 million of short-term bank loans and $31.8 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

We continued our efforts that were initialed in the beginning of 2017 to fully implement the plan for remediation of the material weaknesses in internal control over financial reporting as outlined in the Form 10-K filed with the SEC on March 16, 2017 and improved our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein,

Item 1A. Risk Factors.

Changes and further delays in subsidy payments may have negative impacts on our operations.

The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might cause delays in collection of accounts receivable from our business partners, which will temporarily increase the pressure on our working capital for continuing operations. The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Date: May 10, 2018	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

