Form 10-Q
period 2018-06-30
Kandi Technologies Group, Inc.
filed 2018-08-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the registrant had 55,979,502 shares of common stock issued and 51,471,944 shares of common stock outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) – Three Months and Six Months Ended June 30, 2018 and 2017	2

	Condensed Consolidated Statements of Cash Flows (unaudited) –Six Months Ended June 30, 2018 and 2017	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	64

PART II — OTHER INFORMATION

Item 1.	Legal proceedings	65

Item 1A.	Risk Factors	65

Item 6.	Exhibits	66

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$1,612,459	$4,891,808
Restricted cash	7,878,200	11,218,688
Accounts receivable(net of allowance for doubtful accounts of $331,362 and $133,930 as of June 30, 2018 and December 31, 2017, respectively)	34,071,931	34,397,858
Inventories (net of provision for slow moving inventory of $938,624 and $620,919 as of June 30, 2018 and December 31, 2017, respectively)	11,644,868	15,979,794
Notes receivable from JV Company and related party	-	1,137,289
Other receivables	2,342,060	2,650,668
Prepayments and prepaid expense	6,099,704	6,536,839
Due from employees	4,527	7,070
Advances to suppliers	15,211,522	14,908,385
Amount due from JV Company, net	64,775,429	146,422,440
Amount due from related party	-	162,048
TOTAL CURRENT ASSETS	143,640,700	238,312,887

LONG-TERM ASSETS
Property, Plant and equipment, net	12,806,094	12,000,971
Land use rights, net	12,377,307	12,666,047
Construction in progress	69,541,416	53,083,925
Deferred taxes assets	3,301,698	4,383,425
Long Term Investment	-	1,460,034
Investment in JV Company	154,866,326	70,681,013
Goodwill	24,156,275	322,591
Intangible assets	4,811,077	331,116
Advances to suppliers	-	21,592,918
Other long term assets	6,855,927	7,590,734
Amount due from JV Company, net	-	15,907,183
TOTAL Long-Term Assets	288,716,120	200,019,957

TOTAL ASSETS	$432,356,820	$438,332,844

CURRENT LIABILITIES
Accounts payables	$92,759,784	$111,595,540
Other payables and accrued expenses	5,323,548	6,556,209
Short-term loans	32,482,003	33,042,864
Customer deposits	274,205	205,544
Notes payable	18,848,520	28,075,945
Income tax payable	1,181,776	2,902,699
Due to employees	10,521	35,041
Deferred income	1,404,431	2,191,143
Total Current Liabilities	152,284,788	184,604,985

LONG-TERM LIABILITIES
Long term bank loans	30,064,737	30,737,547
Contingent liability	5,345,985	-
Other long-term liability	549,568	-
Total Long-Term Liabilities	35,960,290	30,737,547

TOTAL LIABILITIES	188,245,078	215,342,532

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,257,312 and 48,036,538 shares issued and 51,297,475 and 48,036,538 outstanding at June 30,2018 and December 31,2017, respectively	51,297	48,037
Additional paid-in capital	254,193,380	233,055,348
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at June 30,2018 and December 31,2017, respectively)	1,300,210	(3,802,310)
Accumulated other comprehensive loss	(11,433,145)	(6,310,763)
TOTAL STOCKHOLDERS’ EQUITY	244,111,742	222,990,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$432,356,820	$438,332,844

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES FROM UNRELATED PARTY, NET	11,618,855	1,153,555	$17,351,318	$4,116,486
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	4,740,751	26,171,724	7,344,195	27,483,366

REVENUES, NET	16,359,606	27,325,279	24,695,513	31,599,852

COST OF GOODS SOLD	(14,301,594)	(23,568,343)	(21,291,550)	(27,175,584)

GROSS PROFIT	2,058,012	3,756,936	3,403,963	4,424,268

OPERATING EXPENSES:
Research and development	(642,889)	(5,142,041)	(1,400,187)	(25,911,773)
Selling and marketing	(228,173)	(402,253)	(976,398)	(760,562)
General and administrative	(3,861,263)	(1,558,652)	(3,463,092)	(9,877,946)
Total Operating Expenses	(4,732,325)	(7,102,946)	(5,839,677)	(36,550,281)

(LOSS) FROM OPERATIONS	(2,674,313)	(3,346,010)	(2,435,714)	(32,126,013)

OTHER INCOME(EXPENSE):
Interest income	456,784	559,425	1,399,777	1,090,067
Interest expense	(471,616)	(548,810)	(1,022,033)	(1,163,263)
Change in fair value of contingent consideration	686,833	-	3,367,012	-
Government grants	15,558	262,137	110,813	5,329,611
Share of income (loss) after tax of JV	2,372,696	(8,738,254)	3,167,751	(13,899,967)
Other income , net	627,582	121,556	650,559	150,177
Total other income (expense), net	3,687,837	(8,343,946)	7,673,879	(8,493,375)

INCOME (LOSS) BEFORE INCOME TAXES	1,013,524	(11,689,956)	5,238,165	(40,619,388)
INCOME TAX BENEFIT (EXPENSE)	361,001	131,939	(135,645)	4,907,936

NET INCOME (LOSS)	1,374,525	(11,558,017)	5,102,520	(35,711,452)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(12,587,622)	3,118,462	(5,122,382)	4,910,278

COMPREHENSIVE (LOSS)	$(11,213,097)	$(8,439,555)	$(19,862)	$(30,801,174)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	51,140,542	47,974,974	50,893,356	47,854,351
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	51,140,542	47,974,974	50,893,356	47,854,351

NET INCOME (LOSS) PER SHARE, BASIC	$0.03	$(0.24)	$0.10	$(0.75)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.03	$(0.24)	$0.10	$(0.75)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,102,520	$(35,711,452)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,791,762	2,334,776
Assets impairments	341,261	38,548
Allowance for doubtful accounts	(7,257)	-
Deferred taxes	-	(5,415,959)
Share of income after tax of JV Company	(3,167,751)	13,899,967
Reserve for fixed assets	(54,799)	-
Change in fair value of contingent consideration	(3,367,012)	-
Stock compensation cost	222,259	4,493,187

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(36,123,904)	(2,826,433)
Deferred taxes assets	(53,330)	-
Notes receivable	502,623	-
Notes receivable from JV Company and related party	2,060,755	4,875,795
Inventories	5,020,163	(1,242,422)
Other receivables and other assets	927,544	(498,376)
Due from employee	(22,355)	(23,344)
Advances to supplier and prepayments and prepaid expenses	(2,626,098)	23,946,781
Advances to suppliers-long term	-	(4,099,879)
Amount due from JV Company	(39,263,079)	(21,853,571)
Amount due from JV Company-Long term	15,907,183	-
Due from related party	165,614	-

Increase (Decrease) In:
Accounts payable	41,319,755	25,017,146
Other payables and accrued liabilities	25,636,794	127,252
Notes payable	(11,936,770)	(2,731,692)
Customer deposits	75,010	132,765
Income tax payable	(1,837,147)	(31,314)
Deferred income	(779,240)	(5,077,291)
Loss contingency-litigation	-	2,909,151
Net cash used in operating activities	$(165,499)	$(1,736,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(122,407)	(128,509)
Purchases of land use rights and other intangible assets	(107,917)	-
Acquisition of Jinhua An Kao (net of cash received)	(3,694,275)	-
Purchases of construction in progress	(48,042)	(1,029,516)
Reimbursement of capitalize interests for construction in progress	1,860,287	-
Long Term Investment	1,492,162	-
Short term investment	-	4,509,183
Net cash (used in) provided by investing activities	$(620,192)	$3,351,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	14,764,553	13,963,923
Repayments of short-term bank loans	(14,764,553)	(17,018,531)
Repayments of long-term bank loans	(157,070)	-
Proceeds from notes payable	34,702,510	5,713,368
Repayment of notes payable	(40,349,566)	-
Net cash (used in) provided by financing activities	$(5,804,126)	$2,658,760

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,589,817)	4,273,553
Effect of exchange rate changes on cash	(30,020)	648,835
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,110,496	25,193,298

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	9,490,659	30,115,686

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,815,156	1,001,501
Interest paid	848,232	742,958

SUPPLEMENTAL NON-CASH DISCLOSURES:
Advances to suppliers-long term transferred to construction in progress	22,068,080	8,712,000
Advances to suppliers transferred to construction in progress	6,090,219	-
Purchase of construction in progress in accounts payable	-	5,974,383
Settlement of due from JV Company and related parties with notes receivable	36,310,747	22,819,847
Settlement of accounts receivables with notes receivable from unrelated parties	39,932,517	1,076,386
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	12,570,974	1,076,386
Assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable	35,176,703	18,348,424
Settlement of accounts payable with notes payables	19,480,843	18,839,444
Deferred tax changed to other comprehensive income	-	24,486
Acquisition of Jinhua An Kao by stock	20,718,859	-
Cancellation of notes payables	10,994,880	-
Amount due from JV Company converted to investment in JV Company	85,602,991	-
Adjustment of construction in progress with accounts payable	8,299,226	-
Adjustment of advance to supplier with accounts payable	3,703,808	-

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

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China, the Company is one of the People’s Republic of China’s (“China”) leading producers and manufacturers of electric vehicle (“EV”) products, EV parts, and off-road vehicles for sale in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiary, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and Sportsman Country, LLC (“Sportsman Country”), and the partially and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart as of August 3, 2018 is as follows:

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became a JV Company shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Zhejiang Geely Holding Group, Ltd. (Geely Holding) transferred its equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Mr. Li Shufu, Chairman of the Board of Geely Holding. On May 23, 2018, in order to obtain the manufacturing license, according to the recent notice (FGBCY[2018] No.547) from National Development and Reform Commission in China, the JV Company increased its registered capital by RMB 1.09 billion (approximately $165 million), of which Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $83 million) loans lent to the JV Company to the JV Company’s registered capital. Geely Group, Ltd. (“Geely Group”) became a new shareholder of the JV Company by investing RMB 545 million (approximately $83 million). After this restructure, Kandi Vehicles, Geely Group and Geely Group (Ningbo) Ltd. owns 50%, 26.08%, and 23.92% of equity of the JV Company, respectively.

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

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, generally referred to as the Micro Public Transportation (“MPT”) and other EV share programs. Kandi Vehicle had a 9.5% ownership interest in the Service Company. After exploration and practice in the last five years, the Company realized a large sum of capital still needs to be invested in order to increase the size of EV share programs. Considering Geely Group has the abilities to grow the Service Company’s business to be stronger and bigger and a successful growth of the Service Company will have positive impact on the development of the JV Company’s business, Kandi Vehicle transferred its 9.5% of ownership interest in the Service Company to Geely Group in June 2018.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua. In April 2017, Kandi Jinhua was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

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

In November 2016, Changxing Kandi Vehicle Maintenance Co., Ltd. (“Changxing Maintenance”) was formed by Kandi Changxing. Changxing Maintenance is engaged in the car repair and maintenance business. In December 2017, the Service Company entered into an agreement with the JV Company to acquire 100% of Changxing Maintenance for RMB 1,089,887 or approximately $167,501. The transaction was completed in April 2018.

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

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company; the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company.

In December 2017, Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”) was formed by the JV Company. Zhejiang Chang Dian is primarily engaged in the battery replacement business. Since Zhejiang Chang Dian is 100% owned by the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

On December 18, 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired JinhuaAn Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $3.9 million) in cash. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao. An additional 2,959,837 shares are placed as make good shares for the undertaking of Jinhua An Kao to achieve no less than a total of RMB 120,000,000 (approximately $18.1 million) net income over the course of the following three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including that the Company has the voting rights of the make good shares until conditions for vesting those shares are satisfied.

In April 2018, Zhejiang Chang Dian Technology Co., Ltd. Hangzhou Tonglu Branch (“Chang Dian Tonglu”) was formed by Zhejiang Chang Dian. Chang Dian Tonglu is primarily engaged in the battery replacement business..

In April 2018, Zhejiang Chang Dian Technology Co., Ltd. Changxing Branch (“Chang Dian Changxing”) was formed by Zhejiang Chang Dian. Chang Dian Changxing is primarily engaged in the battery replacement business.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of Sportsman Country under which the Company acquired 100% of the ownership of Sportsman Country. Sportsman Country is a Dallas based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. According to the terms of the Transfer Agreement, the Company shall transfer $10.0 million worth of restricted shares to acquire 100% membership interests in Sportsman Country, of which the Company was required to issue $1.0 million worth of corresponding restricted shares within 30 days from the signing date of the Transfer Agreement, and the remaining $9.0 million worth of corresponding restricted shares will be released from escrow based on Sportsman Country’s pre-tax profit performance over the course of the following three years. The transaction closed in July 2018.

The Company’s primary business operations are designing, developing, manufacturing and commercializing EV products, EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV-related products, and actively expanded China market and international market.

NOTE 2 - LIQUIDITY

The Company had a working capital deficit of $8,644,088 as of June 30, 2018, a decrease of $62,351,990 from a working capital surplus of $53,707,902 as of December 31, 2017.

As of June 30, 2018, the Company had credit lines available from commercial banks of $32,482,003. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables, and since the Company cannot control the timing of the receipt of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations for the next twelve months. The Company expects to approximately maintain the current debt level for the next twelve months given the Company’s current financial position and business development needs.

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general operational purposes, including debt repayment. The Company has incurred losses and experienced negative operating cash flows for the past years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing and the Company believes that short-term bank loans will remain available on normal trade terms if needed. For the remainder of 2018, the management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that it continues to face a challenging competitive environment and expects to take actions that will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3)	Kandi New Energy, a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%). Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	Yongkang Scrou, a wholly-owned subsidiary of Kandi Vehicles;

(5)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles; and

(6)	Jinhua An Kao, a wholly-owned subsidiary of Kandi Vehicles.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1)	The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(2)	Kandi Changxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Changxing;

(3)	Kandi Jinhua, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua;

(4)	JiHeKang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang;

(5)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai;

(6)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu;

(7)	The JiHeKang Service Company, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in the JiHeKang Service Company.

(8)	Tianjin BoHaiWan, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan;

(9)	Liuchuang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang;

(10)	Jiangsu JiDian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian;

(11)	JiHeKang Tianjin, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin;

(12)	Guangdong JiHeKang, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang; and

(13)	Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

(14)	Chang Dian Tonglu, branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Tonglu.

(15)	Chang Dian Changxing, a branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Changxing.

All intra-entity profits and losses with regards to the Company’s equity method investees have been eliminated.

NOTE 5 - USE OF ESTIMATES

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $18,848,520 and $28,075,945 at June 30, 2018 and December 31, 2017, respectively.

Contingent consideration related to the acquisition of Jinhua An Kao, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $5,345,985 and $0 at June 30, 2018 and December 31, 2017, respectively. Also see Note 26.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of June 30, 2018, and December 31, 2017, the Company’s restricted cash was $7,878,200 and $11,218,688, respectively.

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

As of June 30, 2018 and December 31, 2017, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of June 30, 2018 and December 31, 2017, the Company had a $331,362 and $133,930 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of June 30, 2018 and December 31, 2017, the Company had notes receivable from JV Company and other related parties of $0 and $1,137,289, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of June 30, 2018, the Company had made a total advance payments of RMB 744 million (approximately $112 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solutions contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After part of such advances were transferred to construction in progress and expensed for R&D purposes, the Company had $8,637,681 left in Advance to Suppliers in current assets related to the purchases from Nanjing Shangtong as of June 30, 2018.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. As of June 30, 2018, $2,854,673 of interest expenses previously capitalized for CIP have been reimbursed by the government.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $642,889 and $5,142,041 for the three months ended June 30, 2018, and June 30, 2017, respectively. Research and development expenses were $1,400,187 and $25,911,773 for the six months ended June 30, 2018, and June 30, 2017, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended June 30, 2018 and June 30, 2017, $15,558 and $262,137, respectively, were received by the Company’s subsidiaries from the Chinese government. For the six months ended June 30, 2018 and June 30, 2017, $110,813 and $5,329,611, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	June 30,	December 31,	June 30,
	2018	2017	2017
Period end RMB : USD exchange rate	6.61905	6.5067	6.779400
Average RMB : USD exchange rate	6.3666	6.7568	6.874859

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

The stock-based option expenses for the three months ended June 30, 2018 and June 30, 2017, were $589,430 and $1,994,993. The stock-based option expenses for the six months ended June 30, 2018 and June 30, 2017, were $1,586,926 net of a reversal for forfeited stock option of $2,644,877 and $3,128,512, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of June 30, 2018 and June 30, 2017, the Company determined that its goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets are amortized as of June 30, 2018. The amortization expenses for intangible assets were $167,563 and $20,524 for the three months ended June 30, 2018 and June 30, 2017, respectively. The amortization expenses for intangible assets were $335,588 and $41,048 for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

The Company has included restricted cash of $12,957,377 and $22,708,654, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the six months ended June 30, 2017. As a result, the total amount at the beginning of the period on the statement of cash flows for the six months ended June 30, 2017 has changed from $12,235,921 to $25,193,298; the total amount at the end of the period on the statement of cash flows for the six months ended June 30, 2017 has changed from $7,406,843 to $30,115,686; and effect of exchange rate changes on the statement of cash of cash flows for the six months ended June 30, 2017 has changed from $199,530 to $ 648,835.

The Company has eliminated the line item of restricted cash of $(9,302,161) from the section of financing activities on the statement of cash flows for the six months ended June 30, 2017. As a result, net cash used by financing activities of $6,643,401 on the statement of cash flows for the six months ended June 30, 2017 has changed to net cash provided by financing activities of $2,658,760. Net decrease in cash and cash equivalents and restricted cash of $5,028,608 on the statement of cash flows for the six months ended June 30, 2017 has changed to net increase in cash and cash equivalents and restricted cash of $4,273,553.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. The new standard also require additional qualitative and quantitative about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In October 2016, the FASB issued Accounting Standards Update ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory, which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). This ASU requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In January 2017, the FASB issued Accounting Standards Update ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S. tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month periods ended June 30, 2018 and June 30, 2017, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Customers	2018	2017	2018	2017
Jinhua Chaoneng Automobile Sales Co., Ltd.	36%	-	23%	-
Zhejiang Shikong Energy Technology Co., Ltd.	30%	-	8%	-
Kandi Electric Vehicles Group Co., Ltd.	27%	94%	59%	71%

For the six-month periods ended June 30, 2018 and June 30, 2017, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Customers	2018	2017	2018	2017
Zhejiang Shikong Energy Technology Co., Ltd.	35%	-	8%	-
Kandi Electric Vehicles Group Co., Ltd.	28%	86%	59%	71%
Jinhua Chaoneng Automobile Sales Co. Ltd.	24%	-	23%	-
Zhejiang Kuke Sports Technology Co., Ltd.	10%	-	2%	-

(b) Suppliers

For the three-month periods ended June 30, 2018 and June 30, 2017, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31
Major Suppliers	2018	2017	2018	2017
Shanghai de Lang Power Battery Co., Ltd.	50%	-	7%	-
Jiangsu Tian Peng power Co., Ltd.	13%	-	1%	-
Dongguan Chuangming Battery Technology Co., Ltd.	-	22%	-	19%
Zhejiang Tianneng Energy Technology Co., Ltd.	-	17%	-	11%
Zhuhai Enpower Electrical Co., Ltd.	-	13%	6%	-

For the six-month periods ended June 30, 2018 and June 30, 2017, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Suppliers	2018	2017	2018	2017
Shanghai de Lang Power Battery Co., Ltd.	50%	-	7%	-
Dongguan Chuangming Battery Technology Co., Ltd.	-	25%	-	19%
Zhejiang Tianneng Energy Technology Co., Ltd.	-	17%	-	11%
Zhuhai Enpower Electrical Co., Ltd.	-	12%	6%	-

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). For the three months ended June 30, 2018 and June 30, 2017, the average number of potentially dilutive common shares was zero. The potential dilutive common shares as at the six months ended June 30, 2018 and June 30, 2017, were 3,900,000 and 4,400,000 shares respectively.

The following is the calculation of earnings per share for the three-month periods ended June 30, 2018 and 2017:

	For three months ended
	June 30,
	2018	2017
Net income (loss)	$1,374,525	$(11,558,017)
Weighted average shares used in basic computation	51,140,542	47,974,974
Dilutive shares	-	-
Weighted average shares used in diluted computation	51,140,542	47,974,974

Earnings (loss) per share:
Basic	$0.03	$(0.24)
Diluted	$0.03	$(0.24)

The following is the calculation of earnings per share for the six-month periods ended June 30, 2018 and 2017:

	For six months ended
	June 30,
	2018	2017
Net income (loss)	$5,102,520	$(35,711,452)
Weighted average shares used in basic computation	50,893,356	47,854,351
Dilutive shares	-	-
Weighted average shares used in diluted computation	50,893,356	47,854,351

Earnings (loss) per share:
Basic	$0.10	$(0.75)
Diluted	$0.10	$(0.75)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2018	2017
Accounts receivable	$34,403,293	$34,531,788
Less: allowance for doubtful accounts	(331,362)	(133,930)
Accounts receivable, net	$34,071,931	$34,397,858

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2018	2017
Raw material	$6,226,902	$7,256,498
Work-in-progress	2,764,044	2,831,678
Finished goods	3,592,546	6,512,537
Total inventories	12,583,492	16,600,713
Less: provision for slowing moving inventories	(938,624)	(620,919)
Inventories, net	$11,644,868	$15,979,794

NOTE 12 - NOTES RECEIVABLE

As of June 30, 2018 and December 31, 2017, there is no notes receivable from an unrelated party.

Notes receivable from the JV Company and related parties as of June 30, 2018, and December 31, 2017, are summarized as follows:

	June 30,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	-	1,137,289
Notes receivable	$-	$1,137,289

Details of notes receivable from the JV Company and related parties as of December 31, 2017, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	922,126	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	153,688	Kandi Jiangsu	Subsidiary of the JV Company	Payments for sales	Not due
3	61,475	Kandi Changxing	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of June 30, 2018 and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
At cost:
Buildings	$13,619,001	$13,853,340
Machinery and equipment	9,803,904	7,916,562
Office equipment	638,881	532,774
Motor vehicles and other transport equipment	413,387	382,866
Moulds and others	28,138,190	28,659,714
	52,613,363	51,345,256
Less : Accumulated depreciation
Buildings	$(4,833,360)	$(4,683,040)
Machinery and equipment	(7,233,293)	(7,216,464)
Office equipment	(356,956)	(305,367)
Motor vehicles and other transport equipment	(321,599)	(310,631)
Moulds and others	(26,601,162)	(26,306,306)
	(39,346,370)	(38,821,808)
Less: provision for impairment for fixed assets	(460,899)	(522,477)
Plant and equipment, net	$12,806,094	$12,000,971

As of June 30, 2018 and December 31, 2017, the net book value of plants and equipment pledged as collateral for bank loans was $8,643,725 and $9,019,993, respectively.

Depreciation expenses for the three months ended June 30, 2018 and June 30, 2017 were $653,044 and $1,071,612, respectively. Depreciation expenses for the six months ended June 30, 2018 and June 30, 2017 were $1,271,584 and $2,134,346, respectively

NOTE 14 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2018	2017
Cost of land use rights	$15,505,825	$15,676,450
Less: Accumulated amortization	(3,128,518)	(3,010,403)
Land use rights, net	$12,377,307	$12,666,047

As of June 30, 2018, and December 31, 2017, the net book value of land use rights pledged as collateral for the Company’s bank loans was $8,174,223 and $8,993,913, respectively. Also see Note 16.

The amortization expenses for the three months ended June 30, 2018 and June 30, 2017, were $95,692 and $79,845, respectively. The amortization expenses for the six months ended June 30, 2018 and June 30, 2017, were $184,591 and $159,383, respectively. Amortization expenses for the next five years and thereafter is as follows:

2018 (Six Months)	$184,591
2019	369,182
2020	369,182
2021	369,182
2022	369,182
Thereafter	10,715,988
Total	$12,377,307

NOTE 15 - CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 sets of EV products annually. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on the agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Currently, the Hainan facility’s main project (manufacturing plant and office, main manufacturing equipment and facilities, and new product R&D) has been almost completed and is in the stage of implementation testing and full-line linkage test run. In the second quarter, Geely K23 model has passed the inspections of mandatory projects and product function conducted by the national vehicle product inspection authorities. Based on the inspection results, the Company tested and optimized the production line. Both of the EV products with 200-km and 300-km driving ranges have already been included in the government’s public announcements as of the date of this report. Next, it is expected to be included in the model directory of sales tax exemption jointly issued by the State Administration of Taxation and other departments. The factory plans to start arranging process inspection, trial production and project completion and acceptance. After the completion of the matters above, the construction of the Hainan factory will be officially completed. The Company endeavors to complete the construction and transfer the associated construction-in-progress to fixed assets in August 2018, and endeavors to complete the installation of equipment and transfer the associated construction-in-progress to fixed assets in September 2018.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligations under CIP of the Company as of June 30, 2018 are as follows:

	Total in CIP
	as of		Total
Project	June 30, 2018	Estimate to complete	contract amount
Kandi Hainan facility	$69,541,416	$14,582,261	$84,123,677
Total	$69,541,416	$14,582,261	$84,123,677

As of June 30, 2018, and December 31, 2017, the Company had CIP amounting to $69,541,416 and $53,083,925, respectively.

All interest expenses previously capitalized for CIP were reimbursed by the government. There was no interest expense capitalized for CIP for the three and six months ended June 30, 2018.

NOTE 16 - SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,	December 31,
	2018	2017
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, paid off on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by Company’s subsidiaries. Also see Note 13 and Note 14.	-	10,758,141
Interest rate 5.655% per annum, due on April 25, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by Company’s subsidiaries. Also see Note 13 and Note 14.	10,575,536
Loans from Hangzhou Bank
Interest rate 4.79% per annum, due on October 16, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,372,659	7,499,962
Interest rate 4.79% per annum, paid off on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	10,907,910	11,096,255
Interest rate 4.35% per annum, paid off on March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	3,688,506
Interest rate 5.66% per annum, due March 25, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	3,625,898	-
	$32,482,003	$33,042,864

Long-term loans are summarized as follows:

	June 30,	December 31,
	2018	2017
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicles and Kandi New Energy.	30,064,737	30,737,547
	$30,064,737	30,737,547

The interest expense of short-term and long-term bank loans for the three months ended June 30, 2018, and 2017 was $433,914 and $548,810, respectively. The interest expense of short-term and long-term bank loans for the six months ended June 30, 2018, and 2017 was $848,232 and $1,163,263, respectively.

As of June 30, 2018, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 17 - NOTES PAYABLE

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $7,878,200 and $11,218,688 were held as collateral for the notes payable as of June 30, 2018, and December 31, 2017, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for June 30, 2018 and December 31, 2017 were summarized as follows:

	June 30,	December 31,
	2018	2017
Bank acceptance notes:
Due January 4, 2018	$-	$4,987,167
Due April 19, 2018	-	230,532
Due May 6, 2018	-	1,168,027
Due June 18, 2018	-	2,305,316
Due June 21, 2018	-	376,019
Due June 25, 2018	-	153,688
Due June 27, 2018	-	76,844
Due June 29, 2018	-	2,382,160
Due August 13, 2018	755,395	-
Due December 13, 2018	6,798,559	-
Commercial acceptance notes:
Due March 26, 2018	-	10,758,140
Due December 30, 2018	11,183,891	-
Other Notes Payable:
Due May 6, 2019	110,675	5,638,052
Total	$18,848,520	$28,075,945

NOTE 18 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented. HNTE need to be authenticated every three years. In November 2017 the Company renewed its HNTE eligibility which will now expire in 2020. The applicable CIT rate of each of the Company’s four other subsidiaries, Kandi New Energy, Yongkang Scrou, Kandi Hainan and Jinhua An Kao, the JV Company and its subsidiaries, and the Service Company is 25%.

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. For 2018, we estimate that our effective tax rate will be favorably affected by non-taxable income such as the share of income of the JV Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rates for the six months ended June 30, 2018, and 2017 were a tax expenses of 2.59% on a reported income before taxes of approximately $5.2 million, and an effective income tax rate with a tax benefit of 12.08% for the same period of last year on a reported loss before taxes of approximately $40.6 million, respectively.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. Our income tax provision for the six months ended June 30, 2018 and 2017 was tax expenses of $135,645 and tax benefits of $4,907,936, respectively.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2018, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2018 the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for six months ended June 30, 2018 due to a net operating loss in 2017 and an accumulated net operating loss carry forward from prior years in the United States.

As of June 30, 2018, the aggregate NOLs in 2016 through 2017 of $25.25 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022.The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the six months ended June 30, 2018 and 2017, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2018 and 2017.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended
	June 30,
	2018	2017
Tax benefit (holiday) credit	$38,861	$19,195
Basic net income per share effect	$0.000	$0.000

(C) The Tax Cuts and Job Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal period ended June 30, 2018 and going-forwarding, including, but not limited to, (1) reducing the U.S. federal corporate tax rate effective January 1, 2018, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

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

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we could not made reasonable estimates of the effects and did not record provisional amounts in our financial statements as of June 30, 2018. However, we are continuing to gather information to precisely compute the amount of the Transition Tax.

NOTE 19 - STOCK OPTIONS

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $1,586,926 in stock compensation expenses associated with stock options booked for the six months ended June 30, 2018. After netting of an expense reversal of $2,644,877 for forfeited stock options for the six months ended June 30, 2018, the net stock compensation expenses associated with stock options were negative $1,057,951 for the six months ended June 30, 2018.

The following is a summary of the stock option activities of the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding as of January 1, 2017	4,566,667	$9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,333)	9.72
Outstanding as of January 1, 2018	4,233,334	9.72
Granted	–	–
Exercised	–	–
Cancelled	–	–
Forfeited	(333,334)	9.72
Outstanding as of June 30, 2018	3,900,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

NOTE 20 - STOCK AWARD

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

As compensation having Ms. Kewa Luo’s services as the Company’s investor relation officer, the Board authorized the Company to provide Ms. Kewa Luo with 5,000 shares of the Company’s common stock every six months, beginning in September 2013.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees, comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the 2013. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase is more or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 is less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase is less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase is more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount based on the modification to 2013’s proposal in 2014. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders will need to approve any increase in the number of shares reserved under the 2008 Plan if all the shares originally reserved are granted. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year, with the other terms remaining the same. On February 13, 2017, the Board authorized the Company to grant 246,900 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan. On April 18, 2018, the Board authorized the Company to grant 238,600 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan.

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

For three months ended June 30, 2018 and 2017, the Company recognized $1,248,535 and $21,050 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For six months ended June 30, 2018 and 2017, the Company recognized $1,280,210 and $1,364,675 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 21 - INTANGIBLE ASSETS

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

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	June 30,	December 31,
	useful life	2018	2017
Gross carrying amount:
Trade name	3.5 years	$492,235	$492,235
Customer relations	3.5 years	304,086	304,086
Patent	7-8.67 years	4,804,315	-
		5,600,636	796,321
Less : Accumulated amortization
Trade name		$(312,934)	$(287,561)
Customer relations		(193,319)	(177,644)
Patent		(283,306)	-
		(789,559)	(465,205)
Intangible assets, net		$4,811,077	$331,116

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $167,563 and $20,524 for the three months ended June 30, 2018 and 2017, respectively. And $335,588 and $41,048 for the six months ended June 30, 2018 and 2017, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2018 (Six Months)	$335,587
2019	671,175
2020	671,175
2021	671,175
2022	591,816
Thereafter	1,870,149
Total	$4,811,077

NOTE 22 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

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

As of June 30, 2018, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Zhejiang Chang Dian and each of its two direct wholly-owned subsidiaries, i.e., Chang Dian Tonglu and Chang Dian Changxing; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and Kandi Jinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian, JiHeKang Tianjin and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the six months ended June 30, 2018, and 2017, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three months ended
	June 30,
	2018	2017
Condensed income statement information:
Net sales	$19,640,026	$18,650,533
Gross loss	(4,685,789)	(1,487,979)
% of net sales	-23.9%	-8.0%
Net income (loss)	4,751,137	(14,577,384)
% of net sales	24.2%	-78.2%
Company’s share in net income (loss) of JV based on 50% ownership	$2,375,569	$(7,288,692)

	Six Months ended
	June 30,
	2018	2017
Condensed income statement information:
Net sales	$53,412,231	$19,928,152
Gross profit(loss)	874,613	(1,824,736)
% of net sales	1.6%	-9.2%
Net income (loss)	5,772,776	(25,185,112)
% of net sales	10.8%	-126.4%
Company’s share in net income (loss) of JV based on 50% ownership	$2,886,388	$(12,592,556)

	June 30,	December 31,
	2018	2017
Condensed balance sheet information:
Current assets	$725,174,240	$696,683,086
Noncurrent assets	169,100,215	179,943,752
Total assets	$894,274,455	$876,626,838
Current liabilities	583,411,292	703,629,444
Noncurrent liabilities	789,192	30,737,547
Equity	310,073,971	142,259,847
Total liabilities and equity	$894,274,455	$876,626,838

For the six months ended June 30, 2018, and 2017, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. During the first half of 2018, the JV Company sold a total of 5,097 units of EV products in the PRC. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for the six months ended June 30, 2018 and 2017 are as follows:

	June 30,	June 30,
	2018	2017
Investment in JV Company, beginning of the period,	$70,681,013	$77,453,014
Investment in JV Company in 2018	82,338,100	-
Share of loss
Company’s share in net income (loss) of JV based on 50% ownership	2,886,388	(12,592,556)
Intercompany transaction elimination	(177,427)	(1,530,488)
Year 2017 unrealized profit realized	458,790	223,077
Subtotal	3,167,751	(13,899,967)
Exchange difference	(1,320,538)	1,705,929
Investment in JV Company, end of the period	$154,866,326	$65,258,976

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended June 30, 2018, were $4,740,751 or 29% of the Company’s total revenue, a decrease of 81.9% from $26,171,724 of the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the six months ended June 30, 2018, were $7,344,195 or 30% of the Company’s total revenue, a decrease of 73.3% from $27,483,366 of the same quarter last year. Sales to the JV Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of June 30, 2018 and December 31, 2017, the current and noncurrent amount due from the JV Company and its subsidiaries, was $64,814,123 and $162,329,623, respectively. The breakdown is as below:

	June 30,	December 31,
	2018	2017

Kandi Shanghai	$1,546,278	$2,354,195
Kandi Changxing	246,592	912,760
Kandi Jinhua	-	15,718
Kandi Jiangsu	1,482,535	1,506,199
Liuchuang	727,430	-
Zhejiang Chang Dian	284,382	-
JV Company	60,526,906	157,540,751
Consolidated JV	$64,814,123	$162,329,623

On May 23, 2018, in order to obtain the manufacturing license, the JV Company increased its registered capital by RMB 1.09 billion (approximately $165 million), of which Kandi Vehicle contributed its portion by converting the loans lent to the JV company in the amount of RMB 545 million (approximately $83 million) that were previously included in the current and noncurrent amount due from the JV Company and its subsidiaries to the JV Company’s registered capital. Geely Group became a new shareholder of the JV Company by investing RMB 545 million (approximately $83 million) in the JV Company.

As of June 30, 2018 and December 31, 2017, the current and noncurrent amount due to the JV Company and its subsidiaries, was $38,694 and $0, respectively. The breakdown is as below:

	June 30,	December 31,
	2018	2017

Kandi Jinhua	$38,694	$-
Consolidated JV	$38,694	$-

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

	June 30,	December 31,
	2018	2017
Guarantee provided to
Kandi Electric Vehicles Group Co., Ltd.	7,553,954	-
Total	$7,553,954	$-

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $3,021,582 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a suit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanding the guarantor to bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments. As of June 30, 2018, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,381,293 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of June 30, 2018 and December 31, 2017, the Company has made all four installments in the total of RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 9.9 million has been reimbursed to the Company as of the date of this report and the remaining RMB 10.1 million will be reimbursed in installments within next three years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On February 12, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $7,553,954 from Bank of China, with a related loan period of February 12, 2018 to August 11, 2018. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

(2) Pledged collateral for bank loans to other parties.

As of June 30, 2018 and December 31, 2017, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All the remaining cases are in the New York federal court, and lead plaintiff and lead counsel have been appointed.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. Lead plaintiff and lead counsel have been appointed.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees. The Company was served with Plaintiff’s verified Complaint Pursuant to 8 Del. C. Section 220 to Compel Inspection of Books and Records (“Verified Complaint”) on October 4, 2017. On November 10, 2017, the Company filed its Answer to Plaintiff’s Verified Complaint. The Court of Chancery originally set the matter for trial on March 14, 2018. At the joint request of the parties, the Court of Chancery adjourned the March 14th trial date to allow the parties and their counsel to attempt to negotiate a possible resolution of the matter, which negotiations were and remain ongoing without acknowledgement of any liability or prejudice to the parties’ respective positions. Currently, no definitive resolution has been reached and the matter has not been rescheduled for trial.

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

NOTE 24 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$663,178	$886,374
China	15,696,428	26,438,905
Total	$16,359,606	$27,325,279

Major products
EV parts	$15,509,780	$26,202,818
Off-road vehicles	849,826	1,122,461
Total	$16,359,606	$27,325,279

Timing of revenue recognition
Products transferred at a point in time	$16,359,606	$27,325,279
Total	$16,359,606	$27,325,279

	Six Months Ended June 30,
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$2,488,440	$2,402,538
China	22,207,073	29,197,314
Total	$24,695,513	$31,599,852

Major products
EV parts	$21,882,377	$28,867,714
Off-road vehicles	2,813,136	2,732,138
Total	$24,695,513	$31,599,852

Timing of revenue recognition
Products transferred at a point in time	$24,695,513	$31,599,852
Total	$24,695,513	$31,599,852

NOTE 25 - Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

There were no sales to related parties (other than the JV Company and its subsidiaries) for the three months ended June 30, 2018 and 2017. There were no sales to related parties (other than the JV Company and its subsidiaries) for the six months ended June 30, 2018 and 2017.

The details for amounts due from related parties (other than the JV Company) as of June 30, 2018 and December 31, 2017 were as below:

	June 30,	December 31,
	2018	2017
Service Company	-	162,048
Total due from related party	$-	$162,048

The Company had a 9.5% ownership interest in the Service Company and Mr. Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. In June 2018, Kandi Vehicles transferred its 9.5% ownership interest in the Service Company to Geely Group. As a result of this transaction, the amounts due from related party in connection with the Service Company were transferred to accounts receivable. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company, please refer to Note 22.

NOTE 26 - Acquisition

On January 3, 2018, Kandi Vehicles completed the acquisition of 100% of the equity of Jinhua An Kao Power Technology Co., Ltd located in Jinhua City, Zhejiang Province, China. Jinhua An Kao manufactures and markets a unique system of pure electric car battery replacement technologies including an intelligent constant-temperature charging station, a 50-100 channel intelligent battery charging system, a car battery replacement tool, and a car washing machine. Jinhua An Kao also owns plug-in and soft-connection PACK technology. The acquisition is intended to strengthen Kandi’s EV battery exchange offerings in order to be the best available in the market. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using the cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares.

As of the acquisition date, the Company recorded a contingent liability of approximately $8.71 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the An Kao Shareholders upon the achievement of certain net income-based milestones. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 2,959,837 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the first half of 2018, the Company recorded a gain of approximately $3.37 million in the accompanying statements of income representing the decrease in fair value of this obligation between the acquisition date and June 30, 2018, which was largely due to the decline of the Company’s stock price during the period.

The components of the preliminary purchase price as of the acquisition date for Jinhua An Kao are as follows:

Cash	$3,988,765
Stock awards	20,718,859
Fair value of contingent consideration	8,712,996
Total	$33,420,620

The Company accounted for the acquisition as business combinations and, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

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

The Company’s condensed consolidated financial statements included approximately $9.5 million of revenue and approximately $1.3 million of operating income related to the operating results for Jinhua An Kao from its date of acquisition.

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

Unaudited Pro Forma Condensed Combined Statements of Operations Information

	Six Months Ended June 30
	2018	2017
Revenue	$24,695,513	$38,251,087
(LOSS) FROM OPERATIONS	$(2,435,714)	$(30,820,314)
NET INCOME (LOSS)	$5,102,520	$(34,491,168)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	$0.10	$(0.68)
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	$0.10	$(0.68)

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $331,362 and $133,930 as of June 30, 2018 and December 31, 2017, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $938,624 and $620,919 of decline in net realizable value of inventory as of June 30, 2018 and December 31, 2017, respectively, due to our provision for slow moving inventory.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the six months ended June 30, 2018, we recognized total revenue of $24,695,513 as compared to $31,599,852 for the six months ended June 30, 2017, a decrease of $6,904,339, or 21.8%, primarily because, according to the changes of national subsidy policies in 2018, the JV Company discontinued the manufacturing and selling of its EV products with a driving range of less than 200km and shifted its focus to the development of new EV models with a driving range exceeding 300km. Currently, our new 300km EV models K23, K27, and K28 (EX3) received the approval from the Ministry of Industry and Information Technology of the People’s Republic of China. In August, the JV Company has started normal production. For the six months ended June 30, 2018, we recorded $3,403,963 of gross profits, a decrease of $1,020,305 or 23.1% from the same period of 2017.Gross margin for the six months ended June 30, 2018, was 13.8%, a decrease from 14.0% from the six months ended June 30, 2017. We recorded a net income of $5,102,520 for the six months ended June 30, 2018, compared to net loss of $35,711,452 in the same period of 2017, largely due to profits from the JV Company and decreased R&D expenses this period as compared to the same period of last year.

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	11,618,855	71.0%	1,153,555	4.2%	10,465,300	907.2%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	4,740,751	29.0%	26,171,724	95.8%	(21,430,973)	(81.9%)

REVENUES, NET	16,359,606		27,325,279		(10,965,673)	(40.1%)

COST OF GOODS SOLD	(14,301,594)	(87.4%)	(23,568,343)	(86.3%)	9,266,749	(39.3%)

GROSS PROFIT	2,058,012	12.6%	3,756,936	13.7%	(1,698,924)	(45.2%)

OPERATING EXPENSES:
Research and development	(642,889)	(3.9%)	(5,142,041)	(18.8%)	4,499,152	(87.5%)
Selling and marketing	(228,173)	(1.4%)	(402,253)	(1.5%)	174,080	(43.3%)
General and administrative	(3,861,263)	(23.6%)	(1,558,652)	(5.7%)	(2,302,611)	147.7%
Total Operating Expenses	(4,732,325)	(28.9%)	(7,102,946)	(26.0%)	2,370,621	(33.4%)

INCOME (LOSS) FROM OPERATIONS	(2,674,313)	(16.3%)	(3,346,010)	(12.2%)	671,697	(20.1%)

OTHER INCOME(EXPENSE):
Interest income	456,784	2.8%	559,425	2.0%	(102,641)	(18.3%)
Interest expense	(471,616)	(2.9%)	(548,810)	(2.0%)	77,194	(14.1%)
Change in fair value of contingent consideration	686,833	4.2%	-	0.0%	686,833	-
Government grants	15,558	0.1%	262,137	1.0%	(246,579)	(94.1%)
Share of income (loss) after tax of JV	2,372,696	14.5%	(8,738,254)	(32.0%)	11,110,950	(127.2%)
Other income , net	627,582	3.8%	121,556	0.4%	506,026	416.3%
Total other income (expense), net	3,687,837	22.5%	(8,343,946)	(30.5%)	12,031,783	(144.2%)

INCOME (LOSS) BEFORE INCOME TAXES	1,013,524	6.2%	(11,689,956)	(42.8%)	12,703,480	(108.7%)

INCOME TAX (EXPENSE) BENEFIT	361,001	2.2%	131,939	0.5%	229,062	173.6%

NET INCOME (LOSS)	1,374,525	8.4%	(11,558,017)	(42.3%)	12,932,542	(111.9%)

(a) Revenue

For the three months ended June 30, 2018, our revenue was $16,359,606 compared to $27,325,279 for the same period of 2017, a decrease of $10,965,673 or 40.1%. The decrease in revenue was mainly due to the decrease in EV parts sales during this quarter. The selling prices of our products for the three months ended June 30, 2018 didn’t change materially on average from the same period last year. The decrease in revenue was primarily due to the decrease of sales volume.

The following table summarizes our revenues by product types for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30
	2018	2017
	Sales	Sales
EV parts	$15,509,780	$26,202,818
Off-road vehicles	849,826	1,122,461
Total	$16,359,606	$27,325,279

EV Parts

During the three months ended June 30, 2018, our revenues from the sale of EV parts were $15,509,780, representing a decrease of $10,693,038 or 40.8% from $26,202,818 for the same quarter of 2017.

Our revenue for the three months ended June 30, 2018 primarily consisted of the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 94.8% of total sales. Among total sales for the three months ended June 30, 2018, approximately 79.5% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 2.4% of total sales were related to sales of EV controllers, approximately 5.5% of the total sales were related to sales of air conditioning units, approximately 5.0% of total sales were related to sales of EV drive motors and approximately 2.3% of total sales were related to sales of body parts and other auto parts.

During the three months ended June 30, 2018 and 2017, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 29% and 96% of our total net revenue for the quarter, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the three months ended June 30, 2018, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $849,826, representing a decrease of $272,635 or 24.3% from $1,122,461 for the same quarter of 2017.

Our off-road vehicles business line accounted for approximately 5.2% of our total net revenue for the three months ended June 30, 2018. Of our off-road vehicle revenue, our go-kart business accounted for approximately 5.2% of our total net revenue.

The following table shows the breakdown of our net revenues:

	Three Months Ended June 30,
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$663,178	$886,374
China	15,696,428	26,438,905
Total	$16,359,606	$27,325,279

Major products
EV parts	$15,509,780	$26,202,818
Off-road vehicles	849,826	1,122,461
Total	$16,359,606	$27,325,279

Timing of revenue recognition
Products transferred at a point in time	$16,359,606	$27,325,279
Total	$16,359,606	$27,325,279

(b) Cost of goods sold

Cost of goods sold was $14,301,594 during the three months ended June 30, 2018, representing a decrease of $9,266,749, or 39.3%, compared to $23,568,343 for the same period of 2017. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the past three years are as set forth below:

	Three Months Ended June 30,
	2018				2017
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$15,509,780	13,583,969	1,925,811	12.4%	$26,202,818	22,606,828	3,595,990	13.7%
Off-road vehicles	849,826	717,625	132,201	15.6%	1,122,461	961,515	160,946	14.3%
Total	$16,359,606	14,301,594	2,058,012	12.6%	$27,325,279	23,568,343	3,756,936	13.7%

Gross profit for the second quarter of 2018 decreased 45.2% to $2,058,012, compared to $3,756,936 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin decreased to 12.6% compared to 13.7% for the same period of 2017. The decrease in our gross margin was mainly due to the vast majority of gross profits came from less profitable EV parts business in the three months ended June 30, 2018.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $642,889 for the second quarter of 2018, a decrease of $4,499,152 or 87.5% compared to $5,142,041 for the same period of last year. This decrease was primarily due to the completion of most R&D works and the significant decrease in research and development expenses related to the development of EV Model K23 at Hainan facility for the three months ended June 30, 2018. For the three months ended June 30, 2018 and 2017, approximately 0% and 94.1% of our research and development expenses were spent on the research and development of EV Model K23 at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e) Sales and marketing

Selling and distribution expenses were $228,173 for the second quarter of 2018, compared to $402,253 for the same period last year, a decrease of $174,080 or 43.4%. This decrease was primarily attributable to the decrease in product maintenance expenses and shipping costs during this period because of decreased sales this quarter as compared to the same quarter of last year.

(f) General and administrative expenses

General and administrative expenses were $3,861,263 for the second quarter of 2018, compared to $1,558,652 for the same period of last year, an increase in expenses of $2,302,611 or 147.7%. For the three months ended June 30, 2018, general and administrative expenses included $1,837,965 in expenses for common stock awards and stock options to employees and Board members, compared to $2,016,043 of common stock awards and stock options expenses for the same period in 2017. Excluding stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2018 were $2,023,298, an increase of $2,480,689, from negative $457,391 for the same period of 2017, which was largely because we included an adjustment of approximately $1.7 million of expense reduction to a previously accrued contingent loss in connection with a litigation last year.

(g) Interest income

Interest income was $456,784 for the second quarter of 2018, a decrease of $102,641 or 18.3% compared to $559,425 for the same period of last year. This decrease was primarily attributable to decreased interests earned on the loans lent to the JV Company as the loans were converted to the JV Company’s registered capital during the second quarter.

(h) Interest expenses

Interest expenses were $471,616 in the second quarter of 2018, a decrease of $77,194 or 14.1% compared to $548,810 for the same period of last year. This decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $0 and $1,054 were discounts associated with the settlement of bank acceptance notes for the three months ended June 30, 2018 and 2017, respectively.

(i) Change in fair value of contingent consideration

For the second quarter of 2018, the gain related to changes in the fair value of contingent consideration was $686,833, which was mainly the result of the decrease in fair value of contingent liability during the second quarter for the acquisition of Jinhua An Kao.

(j) Government grants

Government grants were $15,558 for the second quarter of 2018, compared to $262,137 for the same quarter last year, representing a decrease of $246,579, or 94.1%, which was largely due to less government awards received from local government during the second quarter.

(k) Share of income (loss) after tax of the JV Company

For the second quarter of 2018, the JV Company’s net sales were $19,640,026, gross loss was $4,685,789, and net income was $4,751,137. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s income for $2,375,569 for the second quarter of 2018. After eliminating intra-entity profits and losses, our share of income after tax of the JV Company was $2,372,696 for the second quarter of 2018, an increase of $11,110,950 compared to $8,738,254 of share of (loss) after tax of the JV Company in the same period of last year. The increase of the JV Company’s profits was largely due to moderate EV product sales this period as compared to limited EV products sold in the same period of 2017 and realized local government grants for operations.

During the second quarter of 2018, the JV Company sold a total of 1,802 units of EV products in the PRC.

(l) Other income, net

Net other income was $627,582 for the second quarter of 2018, an increase of $506,026 or 416.3% compared to net other income of $121,556 for the same period of last year, which was largely due to the fees earned on technology development services during the second quarter.

(m) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicles is qualified as a high technology enterprise in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou, Kandi Hainan and Jinhua An Kao, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the second quarter of 2018 was a tax benefit of 35.62% on a reported income before taxes of approximately $1.0 million, compared to an effective income tax rate with a tax benefit of 1.1% on a reported loss before taxes of approximately $11.6 million for the same period of last year.

(n) Net income (loss)

Net income was $1,374,525 for the second quarter of 2018, an increase of $12,932,542 compared to net loss $11,558,017 for the same period of last year. The increase was primarily attributable to the profits from the JV Company and decreased R&D expenses this period as compared to the same period of last year.

Excluding (i) the effects of stock compensation expenses, which were $1,837,965 and $2,016,043 for the second quarter of 2018 and 2017, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $686,833 and $0 for the three months ended June 30, 2018 and 2017, respectively, our non-GAAP net income was $2,525,657 for the three months ended June 30, 2018 as compared to non-GAAP net loss $9,541,974 for the same period of 2017, an increase of $12,067,631, or 126.5%. The increase in net income (non-GAAP) was primarily attributable to profits from the JV Company and decreased R&D expenses this period as compared to the same period of last year.

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

The following table summarizes our non-GAAP net income for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
GAAP net income (loss)	$1,374,525	$(11,558,017)
Stock compensation expenses	1,837,965	2,016,043
Change in fair value of contingent consideration	(686,833)	-
Non-GAAP net income (loss)	$2,525,657	$(9,541,974)

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$17,351,318	70.3%	$4,116,486	13.0%	13,234,832	321.5%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	7,344,195	29.7%	27,483,366	87.0%	(20,139,171)	(73.3%)

REVENUES, NET	24,695,513	100.0%	31,599,852	100.0%	(6,904,339)	(21.8%)

COST OF GOODS SOLD	(21,291,550)	(86.2%)	(27,175,584)	(86.0%)	5,884,034	(21.7%)

GROSS PROFIT	3,403,963	13.8%	4,424,268	14.0%	(1,020,305)	(23.1%)

OPERATING EXPENSES:
Research and development	(1,400,187)	(5.7%)	(25,911,773)	(82.0%)	24,511,586	(94.6%)
Selling and marketing	(976,398)	(4.0%)	(760,562)	(2.4%)	(215,836)	28.4%
General and administrative	(3,463,092)	(14.0%)	(9,877,946)	(31.3%)	6,414,854	(64.9%)
Total Operating Expenses	(5,839,677)	(23.6%)	(36,550,281)	(115.7%)	30,710,604	(84.0%)

INCOME (LOSS) FROM OPERATIONS	(2,435,714)	(9.9%)	(32,126,013)	(101.7%)	29,690,299	(92.4%)

OTHER INCOME(EXPENSE):
Interest income	1,399,777	5.7%	1,090,067	3.4%	309,710	28.4%
Interest expense	(1,022,033)	(4.1%)	(1,163,263)	(3.7%)	141,230	(12.1%)
Change in fair value of contingent consideration	3,367,012	13.6%	-	0.0%	3,367,012	-
Government grants	110,813	0.4%	5,329,611	16.9%	(5,218,798)	(97.9%)
Share of income (loss) after tax of JV	3,167,751	12.8%	(13,899,967)	(44.0%)	17,067,718	(122.8%)
Other income, net	650,559	2.6%	150,177	0.5%	500,382	333.2%
Total other income (expense), net	7,673,879	31.1%	(8,493,375)	(26.9%)	16,167,254	(190.4%)

INCOME (LOSS) BEFORE INCOME TAXES	5,238,165	21.2%	(40,619,388)	(128.5%)	45,857,553	(112.9%)

INCOME TAX (EXPENSE) BENEFIT	(135,645)	(0.5%)	4,907,936	15.5%	(5,043,581)	(102.8%)

NET INCOME (LOSS)	5,102,520	20.7%	(35,711,452)	(113.0%)	40,813,972	(114.3%)

(a) Revenue

For the six months ended June 30, 2018, our revenue was $24,695,513 compared to 31,599,852 for the same period of 2017, a decrease of $6,904,339 or 21.8%. The decrease in revenue was mainly due to the decrease in EV parts sales during this period. The selling prices of our products for the six months ended June 30, 2018 didn’t change materially on average from the same period last year. The decrease in revenue was primarily due to the decrease of sales volume.

The following table summarizes our revenues by product types for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018	2017
	Sales	Sales
EV parts	$21,882,377	$28,867,714
Off-road vehicles	2,813,136	2,732,138
Total	$24,695,513	$31,599,852

EV Parts

During the six months ended June 30, 2018, our revenues from the sale of EV parts were $21,882,377, representing a decrease of $6,985,337 or 24.2% from $28,867,714 for the same quarter of 2017.

Our revenue for the six months ended June 30, 2018 primarily consisted of the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 88.6% of total sales. Among total sales for the six months ended June 30, 2018, approximately 77.0% were related to the sale of battery packs. Besides the sale of battery packs, approximately 2.2% of total sales were related to sales of EV controllers, approximately 3.8% of the total sales were related to sales of air conditioning units, approximately 3.3% of total sales were related to sales of EV drive motors and approximately 2.4% of total sales were related to sales of body parts and other auto parts.

During the six months ended June 30, 2018 and 2017, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 30% and 87% of our total net revenue for the period, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the six months ended June 30, 2018, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $2,813,136, representing an increase of $80,998 or 3.0% from $2,732,138 for the same quarter of 2017, which was largely due to its organic growth.

Our off-road vehicles business line accounted for approximately 11.4% of our total net revenue for the six months ended June 30, 2018. Of our off-road vehicle revenue, our go-kart business accounted for approximately 7.9% of our total net revenue, and our ATV business accounted for approximately 3.5% of our total net revenue.

The following table shows the breakdown of our net revenues:

	Six Months Ended June 30
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$2,488,440	$2,402,538
China	22,207,073	29,197,314
Total	$24,695,513	$31,599,852

Major products
EV parts	$21,882,377	$28,867,714
Off-road vehicles	2,813,136	2,732,138
Total	$24,695,513	$31,599,852

Timing of revenue recognition
Products transferred at a point in time	$24,695,513	$31,599,852
Total	$24,695,513	$31,599,852

(b) Cost of goods sold

Cost of goods sold was $21,291,550 during the six months ended June 30, 2018, representing a decrease of $5,884,034, or 21.7%, compared to $27,175,584 for the same period of 2017. The decrease was primarily due to the corresponding decrease in sales. Please refer to the below Gross Profit section for product margin analysis.

(c) Gross profit

Our margins by product for the past three years are as set forth below:

	Six Months Ended June 30
	2018				2017
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$21,882,377	18,824,760	3,057,617	14.0%	$28,867,714	24,797,448	4,070,266	14.1%
Off-road vehicles	2,813,136	2,466,790	346,346	12.3%	2,732,138	2,378,137	354,002	13.0%
Total	$24,695,513	21,291,550	3,403,963	13.8%	$31,599,852	27,175,584	4,424,268	14.0%

Gross profit for the first half of 2018 decreased 23.1% to $3,403,963, compared to $4,424,268 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin decreased to 13.8% compared to 14.0% for the same period of 2017. The decrease in our gross margin was mainly because the vast majority of gross profits came from less profitable EV parts business in the six months ended June 30, 2018.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $1,400,187 for the first half of 2018, a decrease of $24,511,586 or 94.6% compared to $25,911,773 for the same period of last year. This decrease was primarily due to the completion of most R&D works and the significant decrease in research and development expenses related to the development of EV Model K23 at Hainan facility for the six months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, approximately 0% and 98.0% of our research and development expenses were spent on the research and development of EV Model K23 at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e) Sales and marketing

Selling and distribution expenses were $976,398 for the first half of 2018, compared to $760,562 for the same period last year, an increase of $215,836 or 28.4%. This increase was primarily attributable to the increase in sales labor as compared to last year.

(f) General and administrative expenses

General and administrative expenses were $3,463,092 for the first half of 2018, compared to $9,877,946 for the same period of last year, a decrease in expenses of $6,414,854 or 64.9%. For the six months ended June 30, 2018, general and administrative expenses included $2,867,136 in expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option, compared to $4,493,187 of common stock awards and stock options expenses for the same period in 2017. Excluding stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2018 were $3,240,833, a decrease of $2,143,926, or 39.8%, from $5,384,759 for the same period of 2017, which was largely because we accrued contingent loss of approximately $2.9 million in connection with litigation last year.

(g) Interest income

Interest income was $1,399,777 for the first half of 2018, an increase of $309,710 or 28.4% compared to $1,090,067 for the same period of last year. This increase was primarily attributable to increased interests earned on loans to the JV Company.

(h) Interest expenses

Interest expenses were $1,022,033 in the first half of 2018, a decrease of $141,230 or 12.1% compared to $1,163,263 for the same period of last year. This decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $53,342, and $61,583 were discounts associated with the settlement of bank acceptance notes for the six months ended June 30, 2018 and 2017, respectively.

(i) Change in fair value of contingent consideration

For the first half of 2018, the gain related to changes in the fair value of contingent consideration was $3,367,012, which was mainly the result of the decrease in fair value of contingent liability between the acquisition date and June 30, 2018 for the acquisition of Jinhua An Kao.

(j) Government grants

Government grants were $110,813 for the first half of 2018, compared to $5,329,611 for the same quarter last year, representing a decrease of $5,218,798, or 97.9%.This decrease in government grants was primarily because there were significant amount of government subsidies we received from Hainan provincial government to assist our development of new EV model last year.

(k) Share of income (loss) after tax of the JV Company

For the first half of 2018, the JV Company’s net sales were $53,412,231, gross profit was $874,613, and net income was $5,772,776. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s income for $2,886,388 for the first half of 2018. After eliminating intra-entity profits and losses, our share of income after tax of the JV Company was $3,167,751 for the first half of 2018, an increase of $17,067,718 compared to $13,899,967 of share of (loss) after tax of the JV Company in the same period of last year. The increase of the JV Company’s profits was largely due to moderate EV product sales this period as compared to limited EV products sold in the same period of 2017 and realized local government grants for operations.

During the first half of 2018, the JV Company sold a total of 5,097 units of EV products in the PRC.

(l) Other income, net

Net other income was $650,559 for the first half of 2018, an increase of $500,382 or 333.2% compared to net other income of $150,177 for the same period of last year, which was largely due to the fees earned on technology development services during the second quarter.

(m) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicles is qualified as a high technology enterprise in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou, Kandi Hainan and Jinhua An Kao, has an applicable corporate income tax rate of 25%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first half of 2018 was a tax expense of 2.59% on a reported income before taxes of approximately $5.2 million, compared to an effective income tax rate with a tax benefit of 12.08% for the same period of last year on a reported loss before taxes of approximately $40.6 million.

(n) Net income (loss)

Net income was $5,102,520 for the first half of 2018, an increase of $40,813,972 compared to net loss $35,711,452 for the same period of last year. The increase was primarily attributable to the profits from the JV Company and significantly decreased R&D expenses this period.

Excluding (i) the effects of stock compensation expenses, which were $2,867,136 net of a reversal for forfeited stock option of $2,644,877 and $4,493,187 for the first half of 2018 and 2017, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $3,367,012 and $0 for the six months ended June 30, 2018 and 2017, respectively, our non-GAAP net income was $1,957,767 for the six months ended June 30, 2018 as compared to non-GAAP net loss $31,218,265 for the same period of 2017, an increase of $33,176,032, or 106.3%. The increase in net income (non-GAAP) was primarily attributable to the profits from the JV Company and significantly decreased R&D expenses this period.

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

The following table summarizes our non-GAAP net income for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
GAAP net income (loss)	$5,102,520	$(35,711,452)
Stock compensation expenses	222,259	4,493,187
Change in fair value of contingent consideration	(3,367,012)	-
Non-GAAP net income (loss)	$1,957,767	$(31,218,265)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first half of 2018, cash used in operating activities was $165,499, as compared to cash used in operating activities of $1,736,365 for the same period of last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for first half of 2018 were an increase of accounts payable of $41,319,755 net of assignment of notes receivable from unrelated parties to supplier to settle accounts payable of $12,570,974, assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable of $35,176,703, settlement of accounts payable with notes payables of $19,480,843, adjustment of construction in progress to reduce accounts payable of $8,299,226, adjustment of advance to supplier to increase accounts payable of $3,703,808 and cancellation of notes payables to increase accounts payable of $10,994,880 and an increase of other payables and accrued liabilities of $25,636,794. The major operating activity that used cash for first half of 2018 was an increase in receivables from the JV Company of $39,263,079 net of settlement of due from JV Company and related parties with notes receivable of $36,310,747 and due from JV Company converted to investment in JV Company of $85,602,991, and an increase of accounts receivable of $36,123,904 net of settlement of accounts receivables with notes receivable from unrelated parties of $39,932,517.

For the first half of 2018, cash used in investing activities was $620,192, as compared to cash provided by investing activities of $3,351,158 for the same period of last year. The major investing activities that used cash for first half of 2018 were $3,694,275 used for the acquisition of Jinhua An Kao net of cash received.

For the first half of 2018, cash used in financing activities was $5,804,126, as compared to cash provided by financing activities of $2,658,760 for the same period of last year. The major financing activities that provided cash for the first half of 2018 were proceeds from notes payable of $34,702,510. The major financing activities that used cash for first half of 2018 were $40,349,566 of repayment of notes payable.

Working Capital

We had a working capital deficit of $8,644,088 at June 30, 2018 as Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $83 million) of loans lent to the JV Company to the JV Company’s registered capital, which reflected a decrease of $62,351,990 from a working capital surplus of $53,707,902 as of December 31, 2017.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2018 were as follows:

Six Months Ended
June 30, 2018
(In Thousands)
Capital requirements
Purchase of plant and equipment	$122
Purchases of land use rights and other intangible assets	108
Acquisition of Jinhua An Kao	3,694
Purchase of construction in progress	48
Repayments of short-term bank loans	14,765
Repayments of long-term bank loans	157
Repayments of notes payable	40,350
Internal cash used in operations	165
Total capital Requirements	$59,409

Capital provided
Proceeds from short-term bank loan	14,765
Proceeds from notes payable	34,703
Decrease in cash	6,620
Long term investment	1,492
Reimbursement of capitalize interests for construction in progress	1,860
Total capital provided	$59,440

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D Obligations	$9,064,745	9,064,745	-	-	-
Hainan Obligations	16,316,541	16,316,541	-	-	-
Loans from Haikou Rural Credit Cooperative	$30,064,737	-	-	30,064,737	-
Total	$55,446,023	25,381,286	-	30,064,737	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of June 30, 2018, the total contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $137 million, of which RMB 744,000,000 or approximately $112 million has been paid and RMB 168,000,000 or approximately $25 million of remaining payments are outstanding as contractual obligations.

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

Recent Development Activities:

On April 8, 2018, the officials of the Department of Industry of the National Development and Reform Commission together with relevant personnel and experts formed a research group and made a special trip to the JV Company Rugao facility to conduct an inspection on the qualifications of Kandi Jiangsu for awarding production license. The group fully affirmed and highly praised the management and products at the facility, also made request for items need to be improved. For these items, National Development and Reform Commission issued the notification of “The National Development and Reform Commission (“NDRC”) General Office’s Notice of rectification about problems related to Jiangsu Guoxin and Kandi Jiangsu’s newly-built pure electric passenger vehicle project” (FGBCY[2018] No.547) on May 12. In accordance with the request of the notice, Kandi Jiangsu made a serious rectification, and submitted a rectification report to the Provincial and Municipal Development and Reform Commission on May 23 after the rectification is completed. On May 28, the Provincial Development and Reform Commission organized relevant departments and experts to Kandi Jiangsu for checking. On June 22, the Jiangsu Provincial Development and Reform Commission reported to the NDRC about the items above passed the rectification checking and request approval or authorization from the Jiangsu Development and Reform Commission according to Rule No.27 as soon as possible. Currently, the Company is waiting for the approval from the NDRC.

On May 23, 2018, we announced the Geely Global Hawk EV model SMA7000BEV20 (Model K22) and SMA7001BEV40 (Model K27) developed by the JV Company have been included in the Ministry of Industry and Information Technology of the People’s Republic of China’s (the “MIIT”) Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “Fifth Annual Directory of New Energy Vehicles”) under the 2018 No. 24 public announcement. As a result, purchasers of these two approved 200-km EV models will be qualified to receive higher national and local subsidies.

On June 4, 2018, we announced that Kandi entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members (the “Transferors”) of Sportsman Country under which Kandi will acquire 100% of the ownership of Sportsman Country. The Transfer Agreement was signed on May 31, 2018. Sportsman Country is a Dallas based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. Currently, Sportsman Country has a seasoned management team and a distribution force averaging over ten years of sales experience. With countrywide sales channels in the US, its off-road vehicle products are particularly popular to American consumers. According to the terms of the Transfer Agreement, Kandi will transfer $10.0 million worth of restricted shares to acquire 100% membership interests in Sportsman Country. Kandi is required to issue $1.0 million worth of corresponding restricted shares within 30 days from the signing date of the Transfer Agreement, the remaining $9.0 million worth of corresponding restricted shares will be released from escrow based on its pre-tax profit performance.

On June 7, 2018, we announced that the Geely brand pure electric vehicle (“EV”) models SMA7001BEV41 (Model EX3) and SMA7001BEV45 (Model K23) have been included in the Ministry of Industry and Information Technology of the People’s Republic of China’s (the “MIIT”) Directory of New Product (the “308th Directory”) and Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (the “6th Annual Directory of New Energy Vehicles”) under the 2018 No. 30 public announcement. As a result, purchasers of these two EV models will be qualified to receive government subsidies.

On June 12, 2018, we announced that the JV Company though JiHeKang signed a Framework Sales Agreement with Sportsman Country on June 10th, 2018 for bringing its pure electric vehicles to the United States. According to the terms, the JV Company will ship pure electric vehicle prototypes to the United States before August 10th, 2018. The shipment will include Model EX3 and Model K22, which are designed for the American market in order to precede opportunity analysis and market assessment. Sportsman Country is responsible for all necessary application procedures for the sale of the JV Company’s pure electric vehicles that are required in the United States. Detailed purchase and procurement plans will be determined based on the progress of preparation work.

On July 2, 2018, we announced that the pure electric vehicle prototypes manufactured by the JV Company completed inspection and were shipped in a freight container on June 29, 2018. The shipment to America includes two Model EX3s and one Model K22, in which the settings of charging ports and software system language of the user interface were upgraded from the original models to satisfy the need of the US market.

On July 27, 2018, Chairman of the Company, Hu Xiaoming, met Mr. Jing Zhu, Chairman of Hainan Provincial Federation of Industry and Commerce and Chairman of the Haima Group in Haikou. The two parties have conducted an in-depth communication on how to seize the opportunity of the comprehensive deepening of reform in Hainan and cooperation to each other in the field of pure electric vehicle development. The two parties are willing to cooperate in this field and start a feasibility study on how to cooperate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Risk

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move to further reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. Starting August 11, 2015, the RMB changed its trend of appreciation and began to depreciate as compared to the U.S. dollar. As of June 30, 2018, the RMB exchange rate vs. the U.S. dollar was 6.61905, representing about 1.7% depreciation compared to the exchange rate of 6.5067 vs. the U.S. dollar as of December 31, 2017. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash totaling $9.5 million as of June 30, 2018. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2018, we had $32.5 million of short-term bank loans and $30.1 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2018. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 9, 2018	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

