Form 10-Q
period 2018-09-30
Kandi Technologies Group, Inc.
filed 2018-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

As of November 6, 2018, the registrant had 55,989,502 shares of common stock issued and 51,481,944 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$1,342,085	$4,891,808
Restricted cash	9,104,584	11,218,688
Accounts receivable (net of allowance for doubtful accounts of $319,421 and $133,930 as of September 30, 2018 and December 31, 2017, respectively)	40,111,173	34,397,858
Inventories (net of provision for slow moving inventory of $662,769 and $620,919 as of September 30, 2018 and December 31, 2017, respectively)	15,676,683	15,979,794
Notes receivable	72,817	-
Notes receivable from JV Company and related party	2,184,519	1,137,289
Other receivables	1,233,460	2,650,668
Prepayments and prepaid expense	6,662,684	6,536,839
Due from employees	6,668	7,070
Advances to suppliers	8,794,653	14,908,385
Amount due from JV Company, net	77,386,193	146,422,440
Amount due from related party	-	162,048
TOTAL CURRENT ASSETS	162,575,519	238,312,887

LONG-TERM ASSETS
Property, Plant and Equipment, net	83,664,992	12,000,971
Land use rights, net	11,848,966	12,666,047
Construction in progress	-	53,083,925
Deferred taxes assets	3,294,885	4,383,425
Long Term Investment	-	1,460,034
Investment in JV Company	146,272,731	70,681,013
Goodwill	28,583,528	322,591
Intangible assets	4,491,080	331,116
Advances to suppliers	-	21,592,918
Other long term assets	6,168,533	7,590,734
Amount due from JV Company, net	-	15,907,183
TOTAL Long-Term Assets	284,324,715	200,019,957

TOTAL ASSETS	$446,900,234	$438,332,844

CURRENT LIABILITIES
Accounts payables	$111,376,786	$111,595,540
Other payables and accrued expenses	6,065,379	6,556,209
Short-term loans	30,583,267	33,042,864
Customer deposits	214,079	205,544
Notes payable	24,663,846	28,075,945
Income tax payable	471,184	2,902,699
Due to employees	34,070	35,041
Deferred income	1,353,819	2,191,143
Total Current Liabilities	174,762,430	184,604,985

LONG-TERM LIABILITIES
Long term bank loans	28,981,286	30,737,547
Contingent liability	12,204,964	-
Other long-term liability	681,768	-
Total Long-Term Liabilities	41,868,018	30,737,547

TOTAL LIABILITIES	216,630,448	215,342,532
STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,989,502 and 48,036,538 shares issued and 51,481,944 and 48,036,538 outstanding at September 30, 2018 and December 31,2017, respectively	51,482	48,037
Additional paid-in capital	254,980,909	233,055,348
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at September 30,2018 and December 31,2017, respectively)	(5,221,190)	(3,802,310)
Accumulated other comprehensive loss	(19,541,415)	(6,310,763)
TOTAL STOCKHOLDERS’ EQUITY	230,269,786	222,990,312
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,900,234	$438,332,844

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES FROM UNRELATED PARTY, NET	$14,860,034	$6,604,109	$32,211,352	$10,720,595
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	23,135,326	21,749,790	30,479,521	49,233,156

REVENUES, NET	37,995,360	28,353,899	62,690,873	59,953,751

COST OF GOODS SOLD	(31,753,311)	(23,522,406)	(53,044,861)	(50,697,990)

GROSS PROFIT	6,242,049	4,831,493	9,646,012	9,255,761

OPERATING EXPENSES:
Research and development	(5,691,649)	(657,851)	(7,091,836)	(26,569,624)
Selling and marketing	(898,896)	(216,351)	(1,875,294)	(976,913)
General and administrative	(2,070,947)	(2,196,201)	(5,534,039)	(12,074,147)
Total Operating Expenses	(8,661,492)	(3,070,403)	(14,501,169)	(39,620,684)

(LOSS) INCOME FROM OPERATIONS	(2,419,443)	1,761,090	(4,855,157)	(30,364,923)

OTHER INCOME (EXPENSE):
Interest income	52,745	619,923	1,452,522	1,709,990
Interest expense	(483,376)	(598,523)	(1,505,409)	(1,761,786)
Change in fair value of contingent consideration	(1,552,686)	-	1,814,326	-
Government grants	607,008	474,950	717,821	5,804,561
Share of (loss) income after tax of JV	(3,247,343)	444,181	(79,592)	(13,455,786)
Other income (expense), net	15,735	(6,560)	666,294	143,617
Total other (expense) income, net	(4,607,917)	933,971	3,065,962	(7,559,404)

(LOSS) INCOME BEFORE INCOME TAXES	(7,027,360)	2,695,061	(1,789,195)	(37,924,327)

INCOME TAX BENEFIT (EXPENSE)	505,961	(776,985)	370,316	4,130,951

NET (LOSS) INCOME	(6,521,399)	1,918,076	(1,418,879)	(33,793,376)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(8,108,270)	4,032,652	(13,230,652)	8,942,931

COMPREHENSIVE (LOSS) INCOME	$(14,629,669)	$5,950,728	$(14,649,531)	$(24,850,445)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	51,474,048	48,028,467	51,089,047	47,913,028
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	51,474,048	48,028,467	51,089,047	47,913,028

NET (LOSS) INCOME PER SHARE, BASIC	$(0.13)	$0.04	$(0.03)	$(0.71)
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.13)	$0.04	$(0.03)	$(0.71)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,418,879)	$(33,793,376)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,271,599	3,556,661
Assets impairments	78,415	136,936
Allowance for doubtful accounts	(7,093)	-
Deferred taxes	-	(5,596,103)
Share of income after tax of JV Company	79,592	13,455,786
Reserve for fixed assets	(53,561)	-
Change in fair value of contingent consideration	(1,814,326)	-
Stock compensation cost	253,934	5,498,183
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(52,845,923)	(8,926,990)
Deferred taxes assets	(52,126)	-
Notes receivable	491,272	-
Notes receivable from JV Company and related party	3,196,340	4,923,967
Inventories	1,555,993	(2,814,129)
Other receivables and other assets	1,497,230	754,661
Due from employee	945	(10,766)
Advances to supplier and prepayments and prepaid expenses	(4,590,404)	23,878,150
Advances to suppliers-long term	-	(4,804,200)
Amount due from JV Company	(81,549,214)	(33,071,177)
Amount due from JV Company-long-term	15,907,183	(15,907,183)
Due from related party	161,874	4,406,105
Increase (Decrease) In:
Accounts payable	101,684,965	53,102,716
Other payables and accrued liabilities	29,845,307	2,173,413
Notes payable	(12,434,813)	(3,933,839)
Customer deposits	20,350	80,057
Income tax payable	(2,353,826)	732,405
Deferred income	(761,643)	(5,127,455)
Loss contingency-litigation	-	587,579
Net cash used in operating activities	$(836,809)	$(698,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	$(304,745)	$(420,037)
Purchases of land use rights and other intangible assets	(105,480)	-
Acquisition of Jinhua An Kao (net of cash received)	(3,610,846)	-
Acquisition of SC Autosports (net of cash received)	486,954	-
Purchases of construction in progress	(425,241)	(1,565,244)
Reimbursement of capitalize interests for construction in progress	1,818,390	-
Long Term Investment	1,458,464	-
Short term investment	-	4,553,734
Net cash (used in) provided by investing activities	$(682,504)	$2,568,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$25,515,452	$24,854,574
Repayments of short-term bank loans	(26,283,065)	(27,939,362)
Repayments of long-term bank loans	(153,523)	-
Proceeds from notes payable	40,313,800	13,367,413
Repayment of notes payable	(43,024,633)	(14,060,961)
Net cash used in financing activities	$(3,631,969)	$(3,778,336)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(5,151,282)	$(1,908,482)
Effect of exchange rate changes on cash	$(512,545)	$1,011,615
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$16,110,496	$25,193,298

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,446,669	$24,296,431

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,981,072	$1,072,082
Interest paid	$1,274,399	$1,164,774

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred to property, plant and equipment	$75,266,352	$-
Long term and short term advances to suppliers transferred to construction in progress	$31,786,196	$12,241,736
Settlement of due from JV Company and related parties with notes receivable	$62,549,758	$39,197,964
Settlement of accounts receivables with notes receivable from unrelated parties	$49,620,953	$1,150,038
Settlement of other receivables with notes receivable from unrelated parties	$930,347	$-
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	$20,126,196	$1,150,038
Assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable	$57,956,363	$33,175,103
Assignment of notes receivable from unrelated parties to supplier to settle other payable	$29,857,070	$-
Assignment of notes receivable from JV Company and related parties to supplier to settle other payable	$230,284	$-
Settlement of accounts payable with notes payables	$23,846,161	$15,149,150
Acquisition of Jinhua An Kao by stock	$20,718,859	$-
Acquisition of SC by stock	$756,664	$-
Cancellation of notes payables	$10,746,580	$-
Amount due from JV Company converted to investment in JV Company	$83,669,804	$-
Adjustment of construction in progress with accounts payable	$8,153,573	$-
Adjustment of advance to supplier with accounts payable	$479,575	$-
Deferred tax changed to other comprehensive income	$-	$52,266
Adjustment of Construction in progress	$-	$1,057,152
Purchase of construction in progress in accounts payable	$-	$6,244,120

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004 as Stone Mountain Resources, Inc. It changed its name to Kandi Technologies, Corp. on August 13, 2007, and on December 21, 2012, it further changed its name to its current name. As used herein, the term the “Company” means Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China, the Company is one of the People’s Republic of China’s (“China”) leading producers and manufacturers of electric vehicle (“EV”) products, EV parts, and off-road vehicles for sale in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and Sportsman Country, LLC (“Sportsman Country”) which changed its name to SC Autosports LLC (“SC Autosports”) in August 2018, and the partially and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart as of November 6, 2018 is as follows:

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

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), the Company acquired 100% of YongkangScrou, a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became a JV Company shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Zhejiang Geely Holding Group, Ltd. (Geely Holding) transferred its equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Mr. Li Shufu, Chairman of the Board of Geely Holding. On May 23, 2018, in order to obtain the manufacturing license, according to the recent notice (FGBCY[2018] No.547) from the National Development and Reform Commission in China, the JV Company increased its registered capital by RMB 1.09 billion (approximately $165 million), of which Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $79 million) loans to the JV Company to registered capital in the JV Company. Geely Group, Ltd. (“Geely Group”) became a new shareholder of the JV Company by investing RMB 545 million (approximately $79million). After this restructure, Kandi Vehicles, Geely Group and Geely Group (Ningbo) Ltd., each own 50%, 26.08%, and 23.92% of equity in the JV Company, respectively.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“KandiChangxing”) in the Changxing (National) Economic and Technological Development Zone. KandiChangxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in KandiChangxing to the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiChangxing.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, generally referred to as the Micro Public Transportation (“MPT”) and other EV share programs. Kandi Vehicle had a 9.5% ownership interest in the Service Company. After various tests and thorough assessments in the last five years, the Company determined that a large sum of capital still needs to be invested in order to increase the size of EV share programs. After considering Geely Group’s ability to grow the Service Company’s business to be stronger and more expansive and a successful growth of the Service Company would have positive impact on the development of the JV Company’s business, Kandi Vehicle transferred its 9.5% of ownership interest in the Service Company to Geely Group in June 2018.

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

In November 2013, Zhejiang Ji He Kang Electric Vehicle Sales Co., Ltd. (“Ji He Kang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang. In April 2017, JiHeKang was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

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

In December 2015, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. Tianjin Branch (“JiHeKang Tianjin”) was formed by JiHeKang. JiHeKang Tianjin was engaged in the car sales business. JiHeKang Tianjin was dissolved in September 2018.

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

In April 2017, in order to promote business development, KandiJinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in KandiJinhua, JiHeKang, and the JiHeKang Service Company; the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company.

In December 2017, Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”) was formed by the JV Company. Zhejiang Chang Dian is primarily engaged in the battery replacement business. Since Zhejiang Chang Dian is 100% owned by the JV Company, and the Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

In December 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $3.9 million) in cash. In addition, pursuant to the Supplementary Agreement, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao. An additional 2,959,837 shares were placed as make good shares for the undertaking of Jinhua An Kao to achieve no less than a total of RMB 120,000,000 (approximately $18.1 million) net income over the course of the following three years. The Supplementary Agreement set forth the terms and conditions of the issuance of these shares, including that the Company will have the voting rights of the make good shares until conditions for vesting those shares are satisfied.

In March 2018, Jiangsu Gu Xiang New Energy Technology Co., Ltd. (“Jiangsu Gu Xiang”) was formed by Zhejiang Chang Dian. Jiangsu Gu Xiang is primarily engaged in technical research, development, services and consultation of new energy vehicles, battery replacement and maintenance, and other business.

In April 2018, Zhejiang Chang Dian Technology Co., Ltd. Hangzhou Tonglu Branch (“Chang Dian Tonglu”) was formed by Zhejiang Chang Dian. Chang Dian Tonglu is primarily engaged in the battery replacement business.

In April 2018, Zhejiang Chang Dian Technology Co., Ltd. Changxing Branch (“Chang Dian Changxing”) was formed by Zhejiang Chang Dian. Chang Dian Changxing is primarily engaged in the battery replacement business.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of Sportsman Country, LLC (“Sportsman Country”) under which the Company acquired 100% of the ownership of Sportsman Country. Sportsman Country is a Dallas based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. According to the terms of the Transfer Agreement, the Company transferred $10.0 million worth of restricted shares to acquire 100% membership interests in Sportsman Country, of which the Company was required to issue $1.0 million worth of corresponding restricted shares within 30 days from the signing date of the Transfer Agreement, and the remaining $9.0 million worth of corresponding restricted shares to be released from escrow based on Sportsman Country’s pre-tax profit performance over the course of the following three years. The transaction closed in July 2018.In August 2018, Sportsman Country changed its name to SC Autosports LLC (“SC Autosports”).

The Company’s primary business operations are designing, developing, manufacturing and commercializing EV products, EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV-related products, and is actively pursuing expansion in the China market and international market.

NOTE 2 - LIQUIDITY

The Company had a working capital deficit of $12,186,911 as of September 30, 2018, a decrease of $65,894,813 from a working capital surplus of $53,707,902 as of December 31, 2017.

As of September 30, 2018, the Company had credit lines available from commercial banks of $30,583,267. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties about the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies. Since the amount due from the JV Company accounts for the majority of the Company’s outstanding receivables, and since the Company cannot control the timing of the receipt of government subsidies, the Company believes that its internally-generated cash flows may not be sufficient to support the growth of future operations and to repay short-term bank loans for the next twelve months. However, the Company believes its access to existing financing sources and its good credit will enable it to meet its obligations and fund its ongoing operations for the next twelve months. The Company expects to approximately maintain the current debt level for the next twelve months given the Company’s current financial position and business development needs.

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general operational purposes, including debt repayment. The Company has incurred losses and experienced negative operating cash flows for the past two years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing and the Company believes that short-term bank loans will remain available on normal trade terms if needed. For the remainder of 2018, the management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that it continues to face a challenging competitive environment and expects to take actions that will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3)	Kandi New Energy, a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%). Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	YongkangScrou, a wholly-owned subsidiary of Kandi Vehicles;

(5)	Kandi Hainan, a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles; and

(6)	Jinhua An Kao, a wholly-owned subsidiary of Kandi Vehicles.

(7)	SC Autosports, a wholly-owned subsidiary of the Company.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1)	The JV Company, a 50% owned subsidiary of Kandi Vehicles;

(2)	KandiChangxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiChangxing;

(3)	KandiJinhua, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in KandiJinhua;

(4)	JiHeKang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang;

(5)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Shanghai;

(6)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Kandi Jiangsu;

(7)	The JiHeKang Service Company, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in the JiHeKang Service Company.

(8)	Tianjin BoHaiWan, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Tianjin BoHaiWan;

(9)	Liuchuang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Liuchuang;

(10)	Jiangsu JiDian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu JiDian;

(11)	JiHeKang Tianjin, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in JiHeKang Tianjin;

(12)	Guangdong JiHeKang, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang; and

(13)	Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

(14)	Chang Dian Tonglu, branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Tonglu.

(15)	Chang Dian Changxing, a branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Changxing.

(16)	Jiangsu Gu Xiang, a wholly-owned subsidiary of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company.The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu Gu Xiang.

All intra-entity profits and losses with regard to the Company’s equity method investees have been eliminated.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which was measured and disclosed at fair value, was $24,663,846 and $28,075,945 at September 30, 2018 and December 31, 2017, respectively.

Contingent consideration related to the acquisitions of Jinhua An Kao and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $12,204,964 and $0 at September 30, 2018 and December 31, 2017, respectively. Also see Note 26.

(c)	Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of September 30, 2018, and December 31, 2017, the Company’s restricted cash was $9,104,584 and $11,218,688, respectively.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded for periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive collection efforts. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. If accounts receivable previously written off is recovered in a later period or when facts subsequently become available to indicate that the amount provided as an allowance for doubtful accounts was incorrect, an adjustment is made to restate allowance for doubtful accounts.

As of September 30, 2018 and December 31, 2017, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of September 30, 2018 and December 31, 2017, the Company had a $319,421and $133,930 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f)	Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 4.80% to 5.00% annually. As of September 30, 2018 and December 31, 2017, the Company had notes receivable from unrelated parties of $72,817 and $0, respectively, which notes receivable typically mature within six months. As of September 30, 2018 and December 31, 2017, the Company had notes receivable from JV Company and other related parties of $2,184,519 and $1,137,289, respectively, which notes receivable typically mature within six months.

(g)	Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of September 30, 2018, the Company had made a total advance payments of RMB 756 million (approximately $110 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solutions contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After a portion of such advances were transferred to construction in progress and expensed for R&D purposes, the Company had $3,924,501 left in Advance to Suppliers in current assets related to the purchases from Nanjing Shangtong as of September 30, 2018.

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

Construction in progress (“CIP”) represents the direct costs of construction, and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. As of September 30, 2018, $2,854,673 of interest expenses previously capitalized for CIP have been reimbursed by the government.

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

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $5,691,649 and $657,851for the three months ended September 30, 2018, and September 30, 2017, respectively. Research and development expenses were $7,091,836 and $26,569,624 for the nine months ended September 30, 2018, and September 30, 2017, respectively.

(n)	Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended September 30, 2018 and September 30, 2017, $607,008 and $474,950, respectively, were received by the Company’s subsidiaries from the Chinese government. For the nine months ended September 30, 2018 and September 30, 2017, $717,821 and $5,804,561, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	September 30,	December 31,	September 30,
	2018	2017	2017
Period end RMB : USD exchange rate	6.8665	6.5067	6.6536
Average RMB : USD exchange rate	6.5137	6.7568	6.807608

(q)	Comprehensive Income

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

The stock-based option expenses for the three months ended September 30, 2018 and September 30, 2017, were $0 and $997,496. The stock-based option expenses for the nine months ended September 30, 2018 and September 30, 2017, were $1,586,926 net of a reversal for forfeited stock option of $2,644,877 and $4,126,008, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of September 30, 2018 and September 30, 2017, the Company determined that its goodwill was not impaired.

(u)	Intangible assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of YongkangScrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets are amortized as of September 30, 2018. The amortization expenses for intangible assets were $157,817 and $20,524 for the three months ended September 30, 2018 and September 30, 2017, respectively. The amortization expenses for intangible assets were $493,405 and $61,571 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

The Company has included restricted cash of $12,957,377 and $20,735,921, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the nine months ended September 30, 2017. As a result, the total amount at the beginning of the period on the statement of cash flows for the nine months ended September 30, 2017 has changed from $12,235,921 to $25,193,298; the total amount at the end of the period on the statement of cash flows for the nine months ended September 30, 2017 has changed from $3,560,510 to $24,296,431; and effect of exchange rate changes on the statement of cash of cash flows for the nine months ended September 30, 2017 has changed from $199,530 to $1,011,615.

The Company has eliminated the line item of restricted cash of $5,875,786 from the section of investing activities on the statement of cash flows for the nine months ended September 30, 2017. As a result, net cash provided by investing activities of $8,444,239 on the statement of cash flows for the nine months ended September 30, 2017 has changed to net cash provided by investing activities of $2,568,453.The Company has eliminated the line item of restricted cash of $(12,922,105) from the section of financing activities on the statement of cash flows for the nine months ended September 30, 2017. As a result, net cash used by financing activities of $16,700,441 on the statement of cash flows for the nine months ended September 30, 2017 has changed to net cash used by financing activities of $3,778,336. Net decrease in cash and cash equivalents and restricted cash of $8,954,801 on the statement of cash flows for the nine months ended September 30, 2017 has changed to net decrease in cash and cash equivalents and restricted cash of $1,908,482.

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

For the three-month periods ended September 30, 2018 and September 30, 2017, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2018	2017	2018	2017
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	61%	77%	66%	74%
JinhuaChaoneng Automobile Sales Co., Ltd.	24%	19%	18%	-

For the nine-month periods ended September 30, 2018 and September 30, 2017, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2018	2017	2018	2017
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	49%	82%	66%	74%
JinhuaChaoneng Automobile Sales Co. Ltd.	24%	11%	18%	-
Zhejiang Shikong Energy Technology Co., Ltd.	13%	-	-	-

(b)	Suppliers

For the three-month periods ended September 30, 2018 and September 30, 2017, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2018	2017	2018	2017
Jiangsu TianPeng power Co., Ltd.	25%	-	13%	-
Shenzhen BiKe Power Battery Co., Ltd.	26%	-	8%	-

For the nine-month periods ended September 30, 2018 and September 30, 2017, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2018	2017	2018	2017
Jiangsu TianPeng power supply Co., Ltd.	19%	-	13%	-
Shenzhen BiKe Power Battery Co., Ltd.	18%	-	8%	-
Shanghai de Lang Power Battery Co., Ltd.	16%	-	-	-

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). For the three months ended September 30, 2018 and September 30, 2017, the average number of potentially dilutive common shares was zero. The potential dilutive common shares as at the nine months ended September 30, 2018 and September 30, 2017, were 3,900,000 and 4,400,000 shares respectively.

The following is the calculation of earnings per share for the three-month periods ended September 30, 2018 and 2017:

	For three months ended
	September 30,
	2018	2017
Net (loss) income	$(6,521,399)	$1,918,076
Weighted average shares used in basic computation	51,474,048	48,028,467
Dilutive shares	-	-
Weighted average shares used in diluted computation	51,474,048	48,028,467

(Loss) income per share:
Basic	$(0.13)	$0.04
Diluted	$(0.13)	$0.04

The following is the calculation of earnings per share for the nine-month periods ended September 30, 2018 and 2017:

	For Nine months ended
	September 30,
	2018	2017
Net loss	$(1,418,879)	$(33,793,376)
Weighted average shares used in basic computation	51,089,047	47,913,028
Dilutive shares	-	-
Weighted average shares used in diluted computation	51,089,047	47,913,028

Loss per share:
Basic	$(0.03)	$(0.71)
Diluted	$(0.03)	$(0.71)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2018	2017
Accounts receivable	$40,430,594	$34,531,788
Less: allowance for doubtful accounts	(319,421)	(133,930)
Accounts receivable, net	$40,111,173	$34,397,858

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2018	2017
Raw material	$6,881,825	$7,256,498
Work-in-progress	5,459,200	2,831,678
Finished goods	3,998,427	6,512,537
Total inventories	16,339,452	16,600,713
Less: provision for slowing moving inventories	(662,769)	(620,919)
Inventories, net	$15,676,683	$15,979,794

NOTE 12 - NOTES RECEIVABLE

Notes receivable from unrelated parties as of September 30, 2018, and December 31, 2017, are summarized as follows:

	September 30,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	72,817	-
Notes receivable	$72,817	$-

Details of notes receivable from unrelated parties as of September 30, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	72,817	Shaanxi Hua Dao Auto Sales Co., Ltd.	Third Party	Payments for sales	Not due

Notes receivable from the JV Company and related parties as of September 30, 2018, and December 31, 2017, are summarized as follows:

	September 30,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	2,184,519	1,137,289
Notes receivable	$2,184,519	$1,137,289

Details of notes receivable from the JV Company and related parties as of September 30, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	2,184,519	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

Details of notes receivable from the JV Company and related parties as of December 31, 2017, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	922,126	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	153,688	Kandi Jiangsu	Subsidiary of the JV Company	Payments for sales	Not due
3	61,475	KandiChangxing	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of September 30, 2018 and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
At cost:
Buildings	$30,512,866	$13,853,340
Machinery and equipment	63,567,339	7,916,562
Office equipment	511,999	532,774
Motor vehicles and other transport equipment	419,080	382,866
Molds and others	27,279,795	28,659,714
	122,291,079	51,345,256
Less : Accumulated depreciation
Buildings	$(4,769,947)	$(4,683,040)
Machinery and equipment	(7,187,655)	(7,216,464)
Office equipment	(236,702)	(305,367)
Motor vehicles and other transport equipment	(317,789)	(310,631)
Molds and others	(25,669,706)	(26,306,306)
	(38,181,799)	(38,821,808)
Less: provision for impairment for fixed assets	(444,288)	(522,477)
Plant and equipment, net	$83,664,992	$12,000,971

As of September 30, 2018 and December 31, 2017, the net book value of plants and equipment pledged as collateral for bank loans was $8,224,667 and $9,019,993, respectively.

Depreciation expenses for the three months ended September 30, 2018 and September 30, 2017 were $239,434 and $1,119,307, respectively. Depreciation expenses for the nine months ended September 30, 2018 and September 30, 2017 were $1,511,018 and $3,253,653, respectively

NOTE 14 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2018	2017
Cost of land use rights	$14,947,038	$15,676,450
Less: Accumulated amortization	(3,098,072)	(3,010,403)
Land use rights, net	$11,848,966	$12,666,047

As of September 30, 2018, and December 31, 2017, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,823,541 and $8,993,913, respectively. Also see Note 16.

The amortization expenses for the three months ended September 30, 2018 and September 30, 2017, were $82,586 and $82,054, respectively. The amortization expenses for the nine months ended September 30, 2018 and September 30, 2017, were $267,177 and $241,437, respectively. Amortization expenses for the next five years and thereafter is as follows:

2018(Three Months)	$89,059
2019	356,236
2020	356,236
2021	356,236
2022	356,236
Thereafter	10,334,963
Total	$11,848,966

NOTE 15 - CONSTRUCTION-IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EV products annually. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on the agreement with the government, all the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Currently, the Hainan facility’s main project including manufacturing plant and office, main manufacturing equipment and facilities has been completed and the Company has transferred associated construction-in-progress to fixed assets in the third quarter of 2018.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

As of September 30, 2018, and December 31, 2017, the Company’s CIP were$0 and $53,083,925, respectively.

All interest expenses previously capitalized for CIP were reimbursed by the government. There was no interest expense capitalized for CIP for the three and nine months ended September 30, 2018.

NOTE 16 - SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2018	2017
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, paid off on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	-	10,758,141
Interest rate 5.655% per annum, due on April 25, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	10,194,423	-
Loans from Hangzhou Bank
Interest rate 4.79% per annum, paid off on October 15, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,106,969	7,499,962
Interest rate 4.79% per annum, paid off on July 4, 2018,secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	11,096,255
Interest rate 5.66% per annum, due on July 1, 2019,secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	5,825,384	-
Interest rate 5.66% per annum, due on July 4, 2019,secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	4,689,434	-
Interest rate 4.35% per annum, paid off on March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	3,688,506
Interest rate 5.66% per annum, due March 25, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	2,767,057	-
	$30,583,267	$33,042,864

Long-term loans are summarized as follows:

	September 30,	December 31,
	2018	2017
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	28,981,286	30,737,547
	$28,981,286	30,737,547

The interest expense of short-term and long-term bank loans for the three months ended September 30, 2018, and 2017 was $426,167 and $387,119, respectively. The interest expense of short-term and long-term bank loans for the nine months ended September June 30, 2018, and 2017 was $1,274,399 and $1,123,105, respectively.

As of September 30, 2018, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $8,854,584 and $11,218,688 were held as collateral for the notes payable as of September 30, 2018, and December 31, 2017, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for September 30, 2018 and December 31, 2017 were summarized as follows:

	September 30,	December 31,
Bank acceptance notes:	2018	2017
Due January 4, 2018	$-	$4,987,167
Due April 19, 2018	-	230,532
Due May 6, 2018	-	1,168,027
Due June 18, 2018	-	2,305,316
Due June 21, 2018	-	376,019
Due June 25, 2018	-	153,688
Due June 27, 2018	-	76,844
Due June 29, 2018	-	2,382,160
Due December 13, 2018	6,844,826	-
Due December 30, 2018	10,780,855	-
Due January 9, 2019	873,808	-
Due January 11, 2019	262,142	-
Due January 12, 2019	1,456,346	-
Due February 21, 2019	72,817	-
Due February 28, 2019	873,808	-
Due March 10, 2019	436,904	-
Due March 20, 2019	291,269	-
Commercial acceptance notes:
Due March 26, 2018	-	10,758,140
Other Notes Payable:
Due May 6, 2019	2,771,071	5,638,052
Total	$24,663,846	$28,075,945

NOTE 18 - TAXES

(a)	Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented. HNTE needs to be authenticated every three years. In November 2017 the Company renewed its HNTE eligibility which will now expire in 2020. The applicable CIT rate of each of the Company’s four other subsidiaries, Kandi New Energy, YongkangScrou, Kandi Hainan and Jinhua An Kao, the JV Company and its subsidiaries, and the Service Company is 25%.

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. For 2018, we estimate that our effective tax rate will be favorably affected by non-taxable income such as the share of income of the JV Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rates for the nine months ended September 30, 2018, and 2017 were a tax benefit of 20.70% on a reported loss before taxes of approximately $1.8million, and an effective income tax rate with a tax benefit of 10.89% for the same period of last year on a reported loss before taxes of approximately $37.9 million, respectively.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. Our income tax provision for the nine months ended September 30, 2018 and 2017 was tax benefits of $370,316 and tax benefits of $4,130,951, respectively.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2018, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2018 the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for nine months ended September 30, 2018 due to a net operating loss for the U.S. companies as a whole in the first three quarters of 2018 and an accumulated net operating loss carry forward from prior years in the United States.

As of September 30, 2018, the aggregate NOLs in 2016 through 2017 of $23.60 million deriving from entities in the PRC will expire in varying amount between 2021 and 2022.The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b)	Tax Holiday Effect

For the nine months ended September 30, 2018 and 2017, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2018 and 2017.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended
	September 30,
	2018	2017
Tax benefit (holiday) credit	$1,345,541	$55,439
Basic net income per share effect	$0.000	$0.000

(c)	The Tax Cuts and Job Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal period ended September 30, 2018 and going-forwarding, including, but not limited to, (1) reducing the U.S. federal corporate tax rate effective January 1, 2018, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

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

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we could not made reasonable estimates of the effects and did not record provisional amounts in our financial statements as of September 30, 2018. However, we are continuing to gather information to precisely compute the amount of the Transition Tax.

NOTE 19 - STOCK OPTIONS

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $1,586,926 in stock compensation expenses associated with stock options booked for the nine months ended September 30, 2018. After netting of an expense reversal of $2,644,877 for forfeited stock options for the nine months ended September 30, 2018, the net stock compensation expenses associated with stock options were negative $1,057,951 for the nine months ended September 30, 2018.

The following is a summary of the stock option activities of the Company:

Outstanding as of January 1, 2017	4,566,667	9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,333)	9.72
Outstanding as of December 31, 2017	4,233,334	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,334)	9.72
Outstanding as of September 30, 2018	3,900,000	$9.72

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

For three months ended September 30, 2018 and 2017, the Company recognized $31,675 and $31,675 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For nine months ended September 30, 2018 and 2017, the Company recognized $1,311,885 and $1,396,350 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		September 30,	December 31,
	Remaining useful life	2018	2017
Gross carrying amount:
Trade name	3.25 years	$492,235	$492,235
Customer relations	3.25 years	304,086	304,086
Patent	6.75-8.42 years	4,631,180	-
		5,427,501	796,321
Less : Accumulated amortization
Trade name		$(325,621)	$(287,561)
Customer relations		(201,156)	(177,644)
Patent		(409,644)	-
		(936,421)	(465,205)
Intangible assets, net		$4,491,080	$331,116

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $157,817 and $20,524 for the three months ended September 30, 2018 and 2017, respectively, and $493,405 and $61,571 for the nine months ended September 30, 2018 and 2017, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2018(Three Months)	$164,467
2019	657,872
2020	657,872
2021	657,872
2022	578,513
Thereafter	1,774,484
Total	$4,491,080

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

As of September 30, 2018, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in KandiChangxing; (2) its 100% interest in Zhejiang Chang Dian and each of its three direct wholly-owned subsidiaries, i.e., Chang Dian Tonglu, Chang Dian Changxing and JiangsuGu Xiang; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian, JiHeKang Tianjin and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the nine months ended September 30, 2018, and 2017, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three Months ended
	September 30,
	2018	2017
Condensed income statement information:
Net sales	$19,880,543	$86,181,120
Gross profits	3,133,283	5,279,283
Gross margin	15.8%	6.1%
Net loss	(5,860,746)	(480,622)
% of net sales	-29.5%	-0.6%
Company’s share in net loss of JV based on 50% ownership	$(2,930,373)	$(240,311)

	Nine Months ended
	September 30,
	2018	2017
Condensed income statement information:
Net sales	$73,292,774	$106,109,272
Gross profits	4,007,896	3,454,547
Gross margin	5.5%	3.3%
Net loss	(87,969)	(25,665,734)
% of net sales	-0.1%	-24.2%
Company’s share in net loss of JV based on 50% ownership	$(43,985)	$(12,832,867)

	September 30,	December 31,
	2018	2017
Condensed balance sheet information:
Current assets	$696,525,009	$696,683,086
Noncurrent assets	170,713,320	179,943,752
Total assets	$867,238,329	$876,626,838
Current liabilities	573,013,782	703,629,444
Noncurrent liabilities	760,751	30,737,547
Equity	293,463,796	142,259,847
Total liabilities and equity	$867,238,329	$876,626,838

For the nine months ended September 30, 2018, and 2017, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. During the first nine months of 2018, the JV Company sold a total of 6,599 units of EV products in the PRC. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but rather included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for the nine months ended September 30, 2018 and 2017 are as follows:

	September 30,	September 30,
	2018	2017
Investment in JV Company, beginning of the period,	$70,681,013	$77,453,014
Investment in JV Company in 2018	79,370,859	-
Share of loss
Company’s share in net loss of JV based on 50% ownership	(43,985)	(12,832,867)
Intercompany transaction elimination	(484,037)	(848,200)
Year 2017 unrealized profit realized	448,429	225,281
Subtotal	(79,593)	(13,455,786)
Exchange difference	(3,699,548)	3,090,575
Investment in JV Company, end of the period	$146,272,731	$67,087,803

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended September 30, 2018, were $23,135,326 or 60.9% of the Company’s total revenue,anincreaseof6.4% from $21,749,790 of the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the nine months ended September 30, 2018, were $30,479,521 or 48.6% of the Company’s total revenue, a decrease of 38.1% from $49,233,156 of the same quarter last year. Sales to the JV Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of September 30, 2018 and December 31, 2017, the current and noncurrent amount due from the JV Company and its subsidiaries, was $77,423,493 and $162,329,623, respectively. The breakdown is as below:

	September 30,	December 31,
	2018	2017

Kandi Shanghai	$40,133,861	$2,354,195
KandiChangxing	237,571	912,760
KandiJinhua	-	15,718
Kandi Jiangsu	1,456,095	1,506,199
Liuchuang	119,851	-
Zhejiang Chang Dian	272,444	-
JV Company	35,203,671	157,540,751
Consolidated JV	$77,423,493	$162,329,623

On May 23, 2018, in order to obtain the manufacturing license, the JV Company increased its registered capital by RMB 1.09 billion (approximately $159 million), of which Kandi Vehicle contributed its portion by converting the loans lent to the JV company in the amount of RMB 545 million (approximately $79 million) that were previously included in the current and noncurrent amount due from the JV Company and its subsidiaries to the JV Company’s registered capital. Geely Group became a new shareholder of the JV Company by investing RMB 545 million (approximately $79 million) in the JV Company.

As of September 30, 2018 and December 31, 2017, the current and noncurrent amount due to the JV Company and its subsidiaries, was $37,300 and $0, respectively. The breakdown is as below:

	September 30,	December 31,
	2018	2017

KandiJinhua	$37,300	$-
Consolidated JV	$37,300	$-

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1)	Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2018	2017
Kandi Electric Vehicles Group Co., Ltd.	7,281,730	-
Kandi Electric Vehicles Jiangsu Co., Ltd.	7,281,730	-
Total	$14,563,460	$-

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $2,912,692 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a suit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanding the guarantor to bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and a mediation settlement reached in court, which the plaintiff agreed NGCL would repay the loan principal and interest plus legal expenses in installments. As of September 30, 2018, according to the enterprise credit report issued by the Credit Center of People’s Bank of China (PBOC) or the central bank of the People’s Republic of China, the Company’s guarantee for NGCL’s loan has been removed. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,223,403 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL fails to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a suit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company is a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the Principal and associated interest remaining on the bank loan within 10 days once the adjudication is effective; and the Company and other three parties, acted as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company will pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of September 30, 2018 and December 31, 2017, the Company has made all four installments in the total of RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 9.9 million has been reimbursed to the Company as of the date of this report and the remaining RMB 10.1 million will be reimbursed in installments within next three years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $3,058,327 from Bank of China, with a related loan period of August29, 2018 to February29, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On August30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,281,730 from China Merchants Bank Nantong branch, with a related loan period of August31, 2018 to February28, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the Kandi Jiangsu fails to perform its obligations as set forth therein.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank loans in the aggregate amount of $4,223,403 from Bank of China, with a related loan period of September 3, 2018 to March 3, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

(2)	Pledged collateral for bank loans to other parties.

As of September 30, 2018 and December 31, 2017, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based Kandi’s disclosure in March 2017, that its financial statements for the years 2014, 2015and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All the remaining cases are in the New York federal court, and lead plaintiff and lead counsel have been appointed.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. Lead plaintiff and lead counsel have been appointed.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30,
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,849,353	$1,218,901
China	32,146,007	27,134,998
Total	$37,995,360	$28,353,899

Major products
EV parts	$32,065,497	$27,008,051
Off-road vehicles	5,929,863	1,345,848
Total	$37,995,360	$28,353,899

Timing of revenue recognition
Products transferred at a point in time	$37,995,360	$28,353,899
Total	$37,995,360	$28,353,899

	Nine Months Ended September 30,
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$8,337,793	$3,621,439
China	54,353,080	56,332,312
Total	$62,690,873	$59,953,751

Major products
EV parts	$53,947,874	$55,875,765
Off-road vehicles	8,742,999	4,077,986
Total	$62,690,873	$59,953,751

Timing of revenue recognition
Products transferred at a point in time	$62,690,873	$59,953,751
Total	$62,690,873	$59,953,751

NOTE 25 - Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

There were no sales to related parties (other than the JV Company and its subsidiaries) for the three months and nine months ended September 30, 2018 and 2017.

The details for amounts due from related parties (other than the JV Company) as of September 30, 2018 and December 31, 2017 were as below:

	September 30,	December 31,
	2018	2017
Service Company	-	162,048
Total due from related party	$-	$162,048

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

NOTE 26 - Acquisitions

Jinhua An Kao

On January 3, 2018, Kandi Vehicles completed the acquisition of 100% of the equity of Jinhua An Kao Power Technology Co., Ltd., located in Jinhua City, Zhejiang Province, China. Jinhua An Kao manufactures and markets a unique system of pure electric car battery replacement technologies including an intelligent constant-temperature charging station, a 50-100 channel intelligent battery charging system, a car battery replacement tool, and a car washing machine. Jinhua An Kao also owns plug-in and soft-connection PACK technology. The acquisition is intended to strengthen Kandi’s EV battery exchange offerings in order to be the best available in the market. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares.

As of the acquisition date, the Company recorded a contingent liability of approximately $8.71 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the An Kao Shareholders upon the achievement of certain net income-based milestones. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 2,959,837 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the first nine months of 2018, the Company recorded a gain of approximately $2.60 million in the accompanying statements of income representing the decrease in fair value of this obligation between the acquisition date and September 30, 2018, which was largely due to the decline of the Company’s stock price during the period.

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

The Company’s condensed consolidated financial statements included approximately $9 million of revenue and approximately $0.1 million of operating income related to the operating results for Jinhua An Kao from its date of acquisition.

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

Unaudited Pro Forma Condensed Combined Statements of Operations Information

	Nine Months Ended September 30,
	2018	2017
Revenue	$62,690,873	$68,646,884
INCOME(LOSS) FROM OPERATIONS	$(4,855,157)	$(29,634,671)
NET INCOME(LOSS)	$(1,418,879)	$(33,080,736)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	$(0.03)	$(0.65)
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	$(0.03)	$(0.65)

SC Autosports

On July 1, 2018, Kandi Vehicles completed the acquisition of 100% of the equity of SC Autosports (formerly Sportsman Country). SC Autosports is a Dallas TX based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. The acquisition is an entry point to gain a compelling opportunity for business integration and market expansion in America which will provide Kandi a solid foundation for future strategic business development. The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosportswithin30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration up to an additional 1,547,721 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain pre-tax profit based milestones in next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares.

As of the acquisition date, the Company recorded a contingent liability of approximately $5.3 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to SC Autosports’ former members upon the achievement of certain net income-based milestones. The Transfer Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 1,547,721 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the third quarter of 2018, the Company recorded a loss of approximately $0.78 million in the accompanying statements of income representing the increase in fair value of this obligation between the acquisition date and September 30, 2018, which was largely due to the increase of the Company’s stock price during the period.

The components of the preliminary purchase price as of the acquisition date for SC Autosports are as follows:

SC Autosports
Stock awards	$756,664
Fair value of contingent consideration	5,306,293
Total	$6,062,957

The Company accounted for the acquisition as business combinations and, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

SC Autosports
Goodwill	$5,240,359
Other net assets	822,598
Total	$6,062,957

Transaction costs of $8,256 associated with the acquisition were expensed as incurred through general and administrative expenses in the statement of income in 2018.

The Company recorded the excess of the purchase price over the estimated fair values of the identified assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due to primarily to revenue and earnings projections associated with SC Autosports’ future operations, as well as synergies expected to be gained from the integration of the business into the Company’s existed operations.

The Company’s condensed consolidated financial statements included approximately $4.4 million of revenue and approximately $0.3 million of operating income related to the operating results for SC Autosports from its date of acquisition.

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

Unaudited Pro Forma Condensed Combined Statements of Operations Information

	Nine Months Ended September 30,
	2018	2017
Revenue	$70,789,131	$71,123,168
INCOME(LOSS) FROM OPERATIONS	$(4,736,390)	$(29,406,007)
NET INCOME(LOSS)	$(1,300,112)	$(32,834,460)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	$(0.03)	$(0.68)
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	$(0.03)	$(0.68)

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. We had an allowance for doubtful accounts of $319,421 and $133,930 as of September 30, 2018 and December 31, 2017, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There was a $662,769 and $620,919 of decline in net realizable value of inventory as of September 30, 2018 and December 31, 2017, respectively, due to our provision for slow moving inventory.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off-road vehicles in China. For the nine months ended September 30, 2018, we recognized total revenue of $62,690,873 as compared to $59,953,751 for the nine months ended September 30, 2017, an increase of $2,737,122, or 4.6%. During the third quarter, the JV Company’s new EV models obtained all required approvals from MIIT for both Directory of Recommended Models for New Energy Vehicles and the Tax Exemption, and are now available for sale on the market, which laid a solid foundation for Kandi’s growth going forward. For the nine months ended September 30, 2018, we recorded $9,646,012 of gross profits, an increase of $390,251 or 4.2% from the same period of 2017.Gross margin for the nine months ended September 30, 2018, and September 30, 2017 remained the same, at 15.4% for both periods. We recorded a net loss of $1,418,879 for the nine months ended September 30, 2018, compared to net loss of $33,793,376 in the same period of 2017, largely due to reduced losses from the JV Company and R&D expenses this period as compared to the same period of last year.

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	14,860,034	39.1%	6,604,109	23.3%	8,255,925	125.0%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	23,135,326	60.9%	21,749,790	76.7%	1,385,536	6.4%

REVENUES, NET	37,995,360		28,353,899		9,641,461	34.0%

COST OF GOODS SOLD	(31,753,311)	(83.6)%	(23,522,406)	(83.0)%	(8,230,905)	35.0%

GROSS PROFIT	6,242,049	16.4%	4,831,493	17.0%	1,410,556	29.2%

OPERATING EXPENSES:
Research and development	(5,691,649)	(15.0)%	(657,851)	(2.3)%	(5,033,798)	765.2%
Selling and marketing	(898,896)	(2.4)%	(216,351)	(0.8)%	(682,545)	315.5%
General and administrative	(2,070,947)	(5.5)%	(2,196,201)	(7.7)%	125,254	(5.7)%
Total Operating Expenses	(8,661,492)	(22.8)%	(3,070,403)	(10.8)%	(5,591,089)	182.1%

(LOSS) INCOME FROM OPERATIONS	(2,419,443)	(6.4)%	1,761,090	6.2%	(4,180,533)	(237.4)%

OTHER INCOME(EXPENSE):
Interest income	52,745	0.1%	619,923	2.2%	(567,178)	(91.5)%
Interest expense	(483,376)	(1.3)%	(598,523)	(2.1)%	115,147	(19.2)%
Change in fair value of contingent consideration	(1,552,686)	(4.1)%	-	0.0%	(1,552,686)	-
Government grants	607,008	1.6%	474,950	1.7%	132,058	27.8%
Share of (loss) income after tax of JV	(3,247,343)	(8.5)%	444,181	1.6%	(3,691,524)	(831.1)%
Other income (expense), net	15,735	0.0%	(6,560)	(0.0)%	22,295	(339.9)%
Total other (expense) income, net	(4,607,917)	(12.1)%	933,971	3.3%	(5,541,888)	(593.4)%

(LOSS) INCOME BEFORE INCOME TAXES	(7,027,360)	(18.5)%	2,695,061	9.5%	(9,722,421)	(360.7)%

INCOME TAX BENEFIT (EXPENSE)	505,961	1.3%	(776,985)	(2.7)%	1,282,946	(165.1)%

NET (LOSS) INCOME	(6,521,399)	(17.2)%	1,918,076	6.8%	(8,439,475)	(440.0)%

(a)	Revenue

For the three months ended September 30, 2018, our revenue was $37,995,360 compared to $28,353,899 for the same period of 2017, an increase of $9,641,461 or 34.0%. The increase in revenue was mainly due to the increase in EV parts and off-road vehicles sales during this quarter. The selling prices of our products for the three months ended September 30, 2018 decreased on average from the same period last year. The increase in revenue was primarily due to the increase of sales volume.

The following table summarizes our revenues by product types for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	Sales	Sales
EV parts	$32,065,497	$27,008,051
Off-road vehicles	5,929,863	1,345,848
Total	$37,995,360	$28,353,899

EV Parts

During the three months ended September 30, 2018, our revenues from the sale of EV parts were $32,065,497, representing an increase of $5,057,446 or 18.7% from $27,008,051 for the same quarter of 2017, which was largely due to the increased orders from the JV Company.

Our revenue for the three months ended September 30, 2018 primarily consisted of the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 84.4% of total sales. Among total sales for the three months ended September 30, 2018, approximately 67.3% were related to the sale of battery packs. In compliance with the regulation of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 7.0% of total sales were related to sales of EV controllers, approximately 4.2% of the total sales were related to sales of air conditioning units, approximately 5.2% of total sales were related to sales of EV drive motors and approximately 0.7% of total sales were related to sales of body parts and other auto parts.

During the three months ended September 30, 2018 and 2017, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 61% and 77% of our total net revenue for the quarter, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the three months ended September 30, 2018, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $5,929,863, representing an increase of $4,584,015 or 340.6% from $1,345,848 for the same quarter of 2017. The increase in revenue of off-road vehicles was largely due to the additional sales from SC Autosports that was acquired in July 2018.

Our off-road vehicles business line accounted for approximately 15.6% of our total net revenue for the three months ended September 30, 2018. Of our off-road vehicle revenue, our ATV business accounted for approximately 12.9% of our total net revenue, our go-kart business accounted for approximately 2.6% of our total net revenue.

The following table shows the breakdown of our net revenues:

	Three Months Ended September 30,
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,849,353	$1,218,901
China	32,146,007	27,134,998
Total	$37,995,360	$28,353,899

Major products
EV parts	$32,065,497	$27,008,051
Off-road vehicles	5,929,863	1,345,848
Total	$37,995,360	$28,353,899

Timing of revenue recognition
Products transferred at a point in time	$37,995,360	$28,353,899
Total	$37,995,360	$28,353,899

(b)	Cost of goods sold

Cost of goods sold was $31,753,311 during the three months ended September 30, 2018, representing an increase of $8,230,905, or 35.0%, compared to $23,522,406 for the same period of 2017. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c)	Gross profit

Our margins by product for the three months ended September 30, 2018 and 2017 are as set forth below:

	Three Months Ended September 30,
	2018				2017
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$32,065,497	27,268,332	4,797,165	15.0%	$27,008,051	22,349,887	4,658,164	17.2%
Off-road vehicles	5,929,863	4,484,979	1,444,884	24.4%	1,345,848	1,172,519	173,329	12.9%
Total	$37,995,360	31,753,311	6,242,049	16.4%	$28,353,899	23,522,406	4,831,493	17.0%

Gross profit for the third quarter of 2018 increased 29.2% to $6,242,049, compared to $4,831,493 for the same period last year. This was primarily attributable to the sales increase. Although our gross margin for EV parts decreased to 15.0% in the third quarter because of the decrease in selling prices on average, the gross margin for off-road vehicles increased significantly to 24.4% in the third quarter compared to the same quarter of last year. Overall, our gross margin decreased to 16.4% compared to 17.0% for the same period of 2017, which was mainly due to the vast majority of gross profits came from less profitable EV parts business in the three months ended September 30, 2018.

(d)	Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $5,691,649 for the third quarter of 2018, an increase of $5,033,798 or 765.2% compared to $657,851 for the same period of last year. This increase was primarily due to the R&D works related to the development of EV Model K23 at Hainan facility expensed in the three months ended September 30, 2018. Currently, the most of development works of EV Model K23 has been completed. For the three months ended September 30, 2018 and 2017, approximately 76.2% and 0% of our research and development expenses were spent on the research and development of EV Model K23 at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e)	Sales and marketing

Sales and marketing expenses were $898,896 for the third quarter of 2018, compared to $216,351 for the same period last year, an increase of $682,545 or 315.5%. This increase was primarily attributable to the additional sales and marketing expenses related to our newly acquired SC Autosports’ operations and the increase in product maintenance expenses for batteries and shipping costs during this period because of increased sales this quarter as compared to the same quarter of last year.

(f)	General and administrative expenses

General and administrative expenses were $2,070,947 for the third quarter of 2018, compared to $2,196,201 for the same period of last year, a decrease in expenses of $125,254 or 5.7%. For the three months ended September 30, 2018, general and administrative expenses included $31,675 in expenses for common stock awards to employees and Board members, compared to $1,029,171of common stock awards and stock options expenses for the same period in 2017. Excluding stock compensation expense, our net general and administrative expenses for the three months ended September 30, 2018 were $2,039,272, an increase of $872,242, from $1,167,030 for the same period of 2017, which was largely due to the increased amortization expenses for intangible assets and additional G&A expenses from our newly acquired SC Autosports’ operations, of which the majority were salaries.

(g)	Interest income

Interest income was $52,745 for the third quarter of 2018, a decrease of $567,178 or 91.5% compared to $619,923 for the same period of last year. This decrease was primarily attributable to decreased interests earned on the loans lent to the JV Company as the loans were converted to the JV Company’s registered capital.

(h)	Interest expenses

Interest expenses were $483,376 in the third quarter of 2018, a decrease of $115,147 or 19.2% compared to $598,523 for the same period of last year. This decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $24,930 and $608 were discounts associated with the settlement of bank acceptance notes for the three months ended September 30, 2018 and 2017, respectively.

(i)	Change in fair value of contingent consideration

For the third quarter of 2018, the loss related to changes in the fair value of contingent consideration was $1,552,686, which was mainly the result of the increase in fair value of contingent liability during the third quarter for the acquisitions.

(j)	Government grants

Government grants were $607,008 for the third quarter of 2018, compared to $474,950 for the same quarter last year, representing an increase of $132,058, or 27.8%, which was largely due to the technical project subsidies received by KandiHainan and the refunds of 2017 land use taxes received by Kandi Vehicles during the third quarter.

(k)	Share of income (loss) after tax of the JV Company

For the third quarter of 2018, the JV Company’s net sales were $19,880,543, gross profit was $3,133,283, and net loss was $5,860,746. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $2,930,373 for the third quarter of 2018. After eliminating intra-entity profits and losses, our share of loss after tax of the JV Company was $3,247,343 for the third quarter of 2018, a decrease of $3,691,524 compared to $444,181 of share of income after tax of the JV Company in the same period of last year. The increase of the JV Company’s loss was largely due to the JV Company’s new EV models awaiting MIIT’s approval to be included in the Directory of Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion, as well as approval of purchase tax exemption in the third quarter.

During the third quarter of 2018, the JV Company sold a total of 1,502 units of EV products in the PRC.

(l)	Other income, net

Net other income was $15,735 for the third quarter of 2018, an increase of $22,295 or 339.9% compared to net other expense of $6,560 for the same period of last year.

(m)	Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicles is qualified as a high technology enterprise in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned or partially-owned subsidiaries, Kandi New Energy, YongkangScrou, Kandi Hainan and Jinhua An Kao, has an applicable corporate income tax rate of 25%.SC Autosports is a Dallas TX based company, which has an applicable corporate income tax rate of 21%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the third quarter of 2018 was a tax benefit of 7.20% on a reported loss before taxes of approximately $7.0 million, compared to an effective income tax rate with a tax expense of 28.82% on a reported income before taxes of approximately $2.7 million for the same period of last year.

(n)	Net income (loss)

Net loss was $6,521,399 for the third quarter of 2018, a decrease of $8,439,475 compared to net income $1,918,076 for the same period of last year. The increase of loss was primarily attributable to the loss from the JV Company and increased R&D expenses this period as compared to the same period of last year.

Excluding (i) the effects of stock compensation expenses, which were $31,675 and $1,029,171 for the third quarter of 2018 and 2017, respectively, and (ii) the change in fair value of contingent consideration which was a loss of $1,552,686 and $0 for the three months ended September 30, 2018 and 2017, respectively, our non-GAAP net loss was $4,937,038 for the three months ended September 30, 2018 as compared to non-GAAP net income $2,947,247 for the same period of 2017, a decrease of $7,884,285, or 267.5%. The increase in net loss (non-GAAP) was primarily attributable to loss from the JV Company and increased R&D expenses this period as compared to the same period of last year.

We make reference to certain non-GAAP financial measures, i.e., adjusted net income. Management believes that such adjusted financial results are useful for investors in evaluating our operating performance because they present a meaningful measure of corporate performance. See the non-GAAP reconciliation table below. Any non-GAAP measures should not be considered as a substitute for, and should only be read in conjunction with, measures of financial performance prepared in accordance with the GAAP

The following table summarizes our non-GAAP net income for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
GAAP net (loss) income	$(6,521,399)	$1,918,076
Stock compensation expenses	31,675	1,029,171
Change in fair value of contingent consideration	1,552,686	-
Non-GAAP net (loss) income	$(4,937,038)	$2,947,247

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$32,211,352	51.4%	$10,720,595	17.9%	21,490,757	200.5%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	30,479,521	48.6%	49,233,156	82.1%	(18,753,635)	(38.1)%

REVENUES, NET	62,690,873	100.0%	59,953,751	100.0%	2,737,122	4.6%

COST OF GOODS SOLD	(53,044,861)	(84.6)%	(50,697,990)	(84.6)%	(2,346,871)	4.6%

GROSS PROFIT	9,646,012	15.4%	9,255,761	15.4%	390,251	4.2%

OPERATING EXPENSES:
Research and development	(7,091,836)	(11.3)%	(26,569,624)	(44.3)%	19,477,788	(73.3)%
Selling and marketing	(1,875,294)	(3.0)%	(976,913)	(1.6)%	(898,381)	92.0%
General and administrative	(5,534,039)	(8.8)%	(12,074,147)	(20.1)%	6,540,108	(54.2)%
Total Operating Expenses	(14,501,169)	(23.1)%	(39,620,684)	(66.1)%	25,119,515	(63.4)%

LOSS FROM OPERATIONS	(4,855,157)	(7.7)%	(30,364,923)	(50.6)%	25,509,766	(84.0)%

OTHER INCOME(EXPENSE):
Interest income	1,452,522	2.3%	1,709,990	2.9%	(257,468)	(15.1)%
Interest expense	(1,505,409)	(2.4)%	(1,761,786)	(2.9)%	256,377	(14.6)%
Change in fair value of contingent consideration	1,814,326	2.9%	-	0.0%	1,814,326	-
Government grants	717,821	1.1%	5,804,561	9.7%	(5,086,740)	(87.6)%
Share of (loss) after tax of JV	(79,592)	(0.1)%	(13,455,786)	(22.4)%	13,376,194	(99.4)%
Other income, net	666,294	1.1%	143,617	0.2%	522,677	363.9%
Total other income (expense), net	3,065,962	4.9%	(7,559,404)	(12.6)%	10,625,366	(140.6)%

LOSS BEFORE INCOME TAXES	(1,789,195)	(2.9)%	(37,924,327)	(63.3)%	36,135,132	(95.3)%

INCOME TAX BENEFIT	370,316	0.6%	4,130,951	6.9%	(3,760,635)	(91.0)%

NET LOSS	(1,418,879)	(2.3)%	(33,793,376)	(56.4)%	32,374,497	(95.8)%

(a)	Revenue

For the nine months ended September 30, 2018, our revenue was $62,690,873 compared to 59,953,751 for the same period of 2017, an increase of $2,737,122 or 4.6%. The increase in revenue was mainly due to the increase in off-road vehicles sales during this period. The selling prices of our products for the nine months ended September 30, 2018 decreased on average from the same period last year. The increase in revenue was primarily due to the increase of sales volume.

The following table summarizes our revenues by product types for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018	2017
	Sales Revenue	Sales Revenue
Primary geographical markets	$62,690,873	$59,953,751
Overseas	$8,337,793	$3,621,439
China	54,353,080	56,332,312
Total	$62,690,873	$59,953,751

Major products
EV parts	$53,947,874	$55,875,765
Off-road vehicles	8,742,999	4,077,986
Total	$62,690,873	$59,953,751

Timing of revenue recognition
Products transferred at a point in time	$62,690,873	$59,953,751
Total	$62,690,873	$59,953,751

EV Parts

During the nine months ended September 30, 2018, our revenues from the sale of EV parts were $53,947,874, representing a decrease of $1,927,891 or 3.5% from $55,875,765 for the same period of 2017.

Our revenue for the nine months ended September 30, 2018 primarily consisted of the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products, which accounted for 86.1% of total sales. Among total sales for the nine months ended September 30, 2018, approximately 71.1% were related to the sale of battery packs. Besides the sale of battery packs, approximately 5.1% of total sales were related to sales of EV controllers, approximately 4.1% of the total sales were related to sales of air conditioning units, approximately 4.4% of total sales were related to sales of EV drive motors and approximately 1.4% of total sales were related to sales of body parts and other auto parts.

During the nine months ended September 30, 2018 and 2017, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 49% and 82% of our total net revenue for the period, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the nine months ended September 30, 2018, our revenues from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, were $8,742,999, representing an increase of $4,665,013 or 114.4% from $4,077,986 for the same period of 2017, which was largely due to the additional sales from SC Autosports.

Our off-road vehicles business line accounted for approximately 13.9% of our total net revenue for the nine months ended September 30, 2018. Of our off-road vehicle revenue, our go-kart business accounted for approximately 4.7% of our total net revenue, and our ATV business accounted for approximately 9.2% of our total net revenue.

The following table shows the breakdown of our net revenues:

(b)	Cost of goods sold

Cost of goods sold was $53,044,861 during the nine months ended September 30, 2018, representing an increase of $2,346,871, or 4.6%, compared to $50,697,990 for the same period of 2017. The increase was primarily due to the corresponding increase in sales. Please refer to the below Gross Profit section for product margin analysis.

(c)	Gross profit

Our margins by product for the nine months ended September 30, 2018 and 2017 are as set forth below:

	Nine Months Ended September 30,
	2018				2017
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$53,947,874	46,093,092	7,854,782	14.6%	$55,875,765	47,147,335	8,728,430	15.6%
Off-road vehicles	8,742,999	6,951,769	1,791,230	20.5%	4,077,986	3,550,655	527,331	12.9%
Total	$62,690,873	53,044,861	9,646,012	15.4%	$59,953,751	50,697,990	9,255,761	15.4%

Gross profit for the first three quarters of 2018 increased4.2% to $9,646,012, compared to $9,255,761 for the same period last year. This was primarily attributable to the sales increase in off-road vehicles. Our gross margin remained at15.4% compared to 15.4% for the same period of 2017.Although the vast majority of gross profits came from less profitable EV parts business in the nine months ended September 30, 2018, the off-road vehicles business became more profitable this period and contributed more gross profits compared to that for the same period of last year, which was largely due to the addition of SC Autosports’ business.

(d)	Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $7,091,836 for the first three quarters of 2018, a decrease of $19,477,788 or 73.3% compared to $26,569,624 for the same period of last year. This decrease was primarily due to the completion of most R&D works and the significant decrease in research and development expenses related to the development of EV Model K23 at Hainan facility for the nine months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, approximately 61.2% and 96.5% of our research and development expenses were spent on the research and development of EV Model K23 at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

(e)	Sales and marketing

Sales and marketing expenses were $1,875,294 for the first three quarters of 2018, compared to $976,913 for the same period last year, an increase of $898,381 or 92.0%.This increase was primarily attributable to the increase in shipping costs and sales labor as compared to last year. The additional sales and marketing expenses from newly acquired SC Autosports also contributed this increase.

(f)	General and administrative expenses

General and administrative expenses were $5,534,039 for the first three quarters of 2018, compared to $12,074,147 for the same period of last year, a decrease in expenses of $6,540,108or 54.2%. For the nine months ended September 30, 2018, general and administrative expenses included $2,898,811 in expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option, compared to $5,522,358 of common stock awards and stock options expenses for the same period in 2017. Excluding stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2018 were $5,280,105, a decrease of $1,271,684, or 19.4%, from $6,551,789 for the same period of 2017, which was largely because we accrued contingent loss of approximately $2.9 million in connection with litigation last year. However, the increased labor costs and amortization expenses for intangible assets this period partially offset this impact.

(g)	Interest income

Interest income was $1,452,522 for the first three quarters of 2018, a decrease of $257,468 or 15.1% compared to $1,709,990 for the same period of last year. This decrease was primarily attributable to decreased interests earned on loans to the JV Company and bank deposits.

(h)	Interest expenses

Interest expenses were $1,505,409 in the first three quarters of 2018, a decrease of $256,377 or 14.6% compared to $1,761,786 for the same period of last year. This decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $78,272, and $62,191 were discounts associated with the settlement of bank acceptance notes for the nine months ended September 30, 2018 and 2017, respectively.

(i)	Change in fair value of contingent consideration

For the first three quarters of 2018, the gain related to changes in the fair value of contingent consideration was $1,814,326, which was mainly the result of the decrease in fair value of contingent liability between the acquisition date and September 30, 2018 for the acquisition of JinhuaAn Kao.

(j)	Government grants

Government grants were $717,821 for the first three quarters of 2018, compared to $5,804,561for the same period last year, representing a decrease of $5,086,740, or 87.6%.This decrease in government grants was primarily because there were significant amount of government subsidies we received from Hainan provincial government to assist our development of new EV model last year.

(k)	Share of income (loss) after tax of the JV Company

For the first three quarters of 2018, the JV Company’s net sales were $73,292,774, gross profit was $4,007,896, and net loss was $87,969. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss for $43,985 for the first three quarters of 2018. After eliminating intra-entity profits and losses, our share of loss after tax of the JV Company was $79,592 for the first three quarters of 2018, a decrease loss of $13,376,194 compared to $13,455,786 of share of loss after tax of the JV Company in the same period of last year. The decrease of the JV Company’s loss was largely due to realized local government grants for operations this period.

During the first three quarters of 2018, the JV Company sold a total of 6,599 units of EV products in the PRC.

(l)	Other income, net

Net other income was $666,294 for the first three quarters of 2018, an increase of $522,677 or 363.9% compared to net other income of $143,617 for the same period of last year, which was largely due to the fees earned on technology development services during the second quarter.

(m)	Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicles is qualified as a high technology enterprise in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned or partially-owned subsidiaries, Kandi New Energy, YongkangScrou, Kandi Hainan and JinhuaAn Kao, has an applicable corporate income tax rate of 25%.SC Autosports is a Dallas TX based company, which has an applicable corporate income tax rate of 21%.

We have a 50% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first three quarters of 2018 was a tax benefit of 20.70% on a reported loss before taxes of approximately $1.8million, compared to an effective income tax rate with a tax benefit of 10.89% for the same period of last year on a reported loss before taxes of approximately $37.9 million.

(n)	Net income (loss)

Net loss was $1,418,879 for the first three quarters of 2018, a decrease loss of $32,374,497 compared to net loss $33,793,376 for the same period of last year. The decrease was primarily attributable to the decreased loss from the JV Company, decreased stock option expenses and decreased R&D expenses this period.

Excluding (i) the effects of stock compensation expenses, which were $2,898,811 net of a reversal for forfeited stock option of $2,644,877 and $5,522,358 for the first three quarters of 2018 and 2017, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $1,814,326 and $0 for the nine months ended September 30, 2018 and 2017, respectively, our non-GAAP net loss was $2,979,271for the nine months ended September 30, 2018 as compared to non-GAAP net loss $28,271,018 for the same period of 2017, a decrease loss of $25,291,747, or 89.5%. The decrease in net loss (non-GAAP) was primarily attributable to the decreased loss from the JV Company and decreased R&D expenses this period.

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

The following table summarizes our non-GAAP net income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
GAAP net loss	$(1,418,879)	$(33,793,376)
Stock compensation expenses	253,934	5,522,358
Change in fair value of contingent consideration	(1,814,326)	-
Non-GAAP net loss	$(2,979,271)	$(28,271,018)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first three quarters of 2018, cash used in operating activities was $836,809, as compared to cash used in operating activities of $698,599 for the same period of last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for first three quarters of 2018 were an increase of accounts payable of $101,684,965 net of assignment of notes receivable from unrelated parties to supplier to settle accounts payable of $20,126,196, assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable of $57,956,363, settlement of accounts payable with notes payables of $23,846,161, adjustment of construction in progress to reduce accounts payable of $8,153,573, adjustment of advance to supplier to increase accounts payable of $479,575 and cancellation of notes payables to increase accounts payable of $10,746,580 and an increase of other payables and accrued liabilities of $29,845,307. The major operating activity that used cash for first three quarters of 2018 was an increase in receivables from the JV Company of $81,549,214 net of settlement of due from JV Company and related parties with notes receivable of $62,549,758 and due from JV Company converted to investment in JV Company of $83,669,804, and an increase of accounts receivable of $52,845,923 net of settlement of accounts receivables with notes receivable from unrelated parties of $49,620,953.

For the first three quarters of 2018, cash used in investing activities was $682,504, as compared to cash provided by investing activities of $2,568,453 for the same period of last year. During the first three quarters of 2018, the major investing activity that used cash was the acquisition of Jinhua An Kao net of cash received in the amount of $3,610,846.

For the first three quarters of 2018, cash used in financing activities was $3,631,969, as compared to cash used in financing activities of $3,778,336 for the same period of last year. The major financing activities that provided cash for the first three quarters of 2018 were proceeds from notes payable of $40,313,800 and proceeds from short-term bank loans of $25,515,452. The major financing activities that used cash for first three quarters of 2018 were $43,024,633 of repayment of notes payable and $26,283,065 of repayments of short-term bank loans.

Working Capital

We had a working capital deficit of $12,186,911 at September 30, 2018 as Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $79 million) of loans lent to the JV Company to the JV Company’s registered capital, which reflected a decrease of $65,894,813 from a working capital surplus of $53,707,902 as of December 31, 2017.

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

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2018 were as follows:

Nine Months Ended
September 30, 2018
(In Thousands)
Capital requirements
Purchase of plant and equipment	$305
Purchases of land use rights and other intangible assets	105
Acquisition of Jinhua An Kao	3,611
Purchase of construction in progress	425
Repayments of short-term bank loans	26,283
Repayments of long-term bank loans	154
Repayments of notes payable	43,025
Internal cash used in operations	837
Total capital Requirements	$74,745

Capital provided
Acquisition of SC	487
Proceeds from short-term bank loan	25,515
Proceeds from notes payable	40,314
Decrease in cash	5,664
Long term investment	1,458
Reimbursement of capitalize interests for construction in progress	1,818
Total capital provided	$75,256

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
R&D Obligations	$8,738,076	8,738,076	-	-	-
Hainan Obligations	13,980,922	13,980,922	-	-	-
Loans from Haikou Rural Credit Cooperative	$28,981,286	-	-	28,981,286	-
Total	$51,700,284	22,718,998	-	28,981,286	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop a new EV model. As of September 30, 2018, the total contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $133 million, of which RMB 756,000,000 or approximately $110 million has been paid and RMB 156,000,000 or approximately $23 million of remaining payments are outstanding as contractual obligations.

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

Recent Development Activities:

On August 27, 2018,we announced that SC Autosports unveiled Kandi’s two new American Pure Electric Vehicle (“EV”) Models in Dallas, Texas — the SUV model EX3 and the two-seater model K22. Distinguished guests including state and local government officials attended the unveiling event, along with a number of media representatives and automobile dealers. The two American EV Models—the model EX3 and the model K22 — have undergone several driving performance upgrades from the original models, to specifically accommodate the needs of the U.S. market. The newer models’ performance, battery life, and driving experience have been upgraded to strengthen their presence in the U.S. market. The participating government officials, media attendees, and dealers were very satisfied with the new models which exceeded expectations. Attendees were confident of the Company and these vehicles entering the American EV market.

On September 20, 2018,we announced that according to Public Notice No. 45 issued by China’s Ministry of Industry and Information Technology (“MIIT”) and State Administration of Taxation (“SAT”) promulgated on September 17, 2018, Geely Brand Electric Vehicle (“EV”) SMA7001BEV49 (Model EX3) and SMA7001BEV47 (Model K23), developed by the JV Company was listed in the twentieth approved directory of New Energy Vehicles. As a result, the Model EX3 and K23 are now qualified for purchase tax exemption. These two EV models met all the sale requirements after obtaining approvals from MIIT for Directory of New Products, Recommended Models for New Energy Vehicles and the Tax Exemption Directory. We believe the Model EX3 and K23 will be the engine that propels Kandi’s growth going forward.

On September 26, 2018,we announced that the JV Company hosted a ceremony for the launch of the first batch of Kandi model EX3 pure electric vehicles at Shanghai facility on September 25, 2018.Geely Global Hawk EX3, developed by the JV Company is a model that has excited mass consumers since its release. Furthermore, a great amount of dealers have expressed their interest and confidence in the EX3. Following the receipt of approvals from MIIT (China’s Ministry of Industry and Information Technology) for Directory of New Products, Recommended Models for New Energy Vehicles, and the Tax Exemption Directory, the JV Company has officially begun the sale of model EX3. After repeated testing and polishing, the EX3 is finally ready to be introduced to the market. We believe this model will live up to the efforts of Company staff and meet the expectations of shareholders by generating a greater improvement in Kandi’s forthcoming sales performance.

On October 1, 2018,we announced that Zhejiang Geely Auto Limited - Shanghai Subsidiary, a business partner of the JV Company, received a total of RMB 305 million (approximately $44.3 million) in tax credits. The refund of the Value Added Tax (“VAT”) remaining tax credit is made by the State Administration of Taxation (the “SAT”) through a new policy intended to promote sustainable economic development. A select number of advanced equipment manufacturers were given tax refunds on the VAT remaining tax credit at the end of 2018’s tax season. The amount refunded to Zhejiang Geely corresponds to the production and sale of Kandi products by the JV Company in the years of 2015, 2016, and 2017. As a result, the JV Company expects to receive such a payment from Zhejiang Geely. The refunded tax credits demonstrate that the State’s focus is on supporting the advanced manufacturing industry. This additional cash flow will further improve the JV Company’s competitiveness.

On October 3, 2018,we announced that Kandi Pure EV Models EX3 and K22 continue to make significant progress in the American marketplace. Both models have received the written acknowledgement of eligibility for credit and the amount of the qualifying credit from Internal Revenue Service of Department of the Treasury for the New Qualified Plug-in Electric Drive Motor Vehicle Credit effective immediately. According to Internal Revenue Code Section 30D, manufacturers must provide appropriate information to be eligible for the Credit. Kandi has completed the entire application process. As a result, a purchaser of 2019 Kandi Models EX3 and K22 electric vehicles in America may claim the Credit of up to $7,500.00 during the tax year under Internal Revenue Code Section 30D. Following the approval of federal tax credit, Kandi’s EV products have become more competitive in both price and quality.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2018. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described abo

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

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

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Link base Document.

101.LAB	XBRL Taxonomy Extension Label Link base Document.

101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

101.DEF	XBRL Taxonomy Definitions Link base Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Mei Bing
Mei Bing
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

