Form 10-K
period 2018-12-31
Kandi Technologies Group, Inc.
filed 2019-03-15
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s second fiscal quarter, was approximately $158,852,892.

The number of shares of common stock outstanding as of March 8, 2019 was 51,496,944.

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

Our Organizational Structure

The Company’s organizational chart as of the date of this report is as follows:

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES under Item 8 Notes to Consolidated Financial Statements for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Industry Overview

Supported by the Chinese government’s endorsement and driven by its focus on petroleum resource independence, and environmental protection, the electric vehicle sector is the most promising segment in the Chinese auto industry. China has become the largest new energy vehicle market in the world. According to a government forecast, China’s new energy vehicle sales are projected to grow to 2.1 million units in 2020, and its penetration is expected to reach 7% by 2020.

The rapid growth of the electric vehicle sector in China is supported by the Chinese government’s policies. The Chinese government endorses the long-term development of new-energy vehicles. The electric vehicle boom was initiated by government efforts including tax deductions and subsidies. China is the largest producer of and market for new-energy vehicles. China is a global leader in the new-energy vehicle sector.

Competitive Landscape

In general, our EV business faces competition from two groups of competitors: traditional vehicle manufacturers and new market entrants.

In terms of competition with conventional fuel vehicle manufacturers, many of our conventional fuel vehicle competitors are much larger in terms of size, manufacturing capabilities, customer bases, financial, marketing and human resources than Kandi. However, the conventional fuel automobiles face many challenges, including but not limited to environmental pollution and energy scarcity, which provide great opportunities for the rapid development of the EV industry in China. With the government’s strong support and various policy incentives, the electric vehicle industry in China has the potential for significant growth in the future. We believe our exclusive focus on pure electric vehicles products and parts are the basis on which we can compete in the Chinese automotive market in spite of the challenges posed by our competition.

There are many companies in China that engage in the research, production and distribution of electric vehicles. Competition within the Chinese electric vehicle market is intense as we have to compete with many domestic and global, established and new EV manufacturers nationwide, some of whom have greater brand recognition and resources than we do. As one of the front runners in the Chinese electric vehicle industry, we believe our innovative business model, deep industry knowledge; technological innovation, competitive pricing, and service options allow us to develop the most suitable products and solutions for our targeted customers in our niche market. In particular, the Online Ride Sharing Service (“ORSS”) or the “Car-Share Program,” is an upgraded car share program of our Micro Public Transportation (the “MPT program”) that we advocated and tried for years, which had received praise by our customers and the Chinese government. We expect the ORSS program may help us gain additional market share and compete effectively against other EV manufacturers.

Our Opportunities and Growth Strategy

Local governments in China are pushing for new electric vehicle adoption with strong policy support, due to worsening air pollution and concerns about petroleum resource dependence. As one of the beneficiaries of the new energy vehicle industry take-off, Kandi has become one of the front runners in China’s electric vehicle industry, given its technology innovation with integrated solutions and operation experience.

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the market demand through the further innovations in the Car- Share Program and the JV Company’s direct sales channel. We also provide EV products to end users through our distributors. We anticipate that our pure EV product business in China, through the operations of the JV Company and with the support of new Chinese policies (including the Double Credit System policy), will continue to develop and grow in the future.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability, and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered private cars. The best solution to solve these problems is to increase more affordable public transportation for urban residents. Subway and bus used to be the most popular public transportation options available. They form the main artery of urban public transportation but such system is lack of capillary. In this regard, we introduced the Car-Share Program by using pure electric vehicles. Urban public transportation system can be improved with the ORSS program.

In order to further improve the Car- Share Program, we united other operators in more than 10 cities to form of a five-year 300,000 units online ride-sharing service alliance at the beginning of 2019. As one of the most active practitioners of sharing economy model in China nowadays, this innovative business model provides a total solution to EV sharing. The character of this program is that all the cars casted to the online platform by the alliance use the changing-battery-model. The changing battery model solves the problems including high price of EVs, short recharging mileage, long recharging time, shortage of charging facilities, battery attenuation and potential pollution problem and so on. Furthermore this model allows the battery to be slowly recharged at a constant temperature, which prolongs the usage life of the battery and truly realize green energy efficiency. We have reason to believe that this upgrade to ORSS program from MPT advocated and practiced by Kandi will become the benchmark of urban car-share and play a significant role in the development of China’s urban travel ecosphere.

On July 1, 2018, we acquired 100% ownership of SC Autosports, LLC (“SC Autosports”). SC Autosports is a Dallas-based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of its business derived from off-road vehicle parts wholesale and retail. Currently, it has a seasoned management team and a distribution force averaging over ten years of sales experience. With nationwide sales channels in the U.S.

SC Autosports is going to commence the sales of the electric vehicles in 2019. On February 20, 2019, Kandi’s Model EX3 and Model K22, have received approval from the National Highway Traffic Safety Administration (“NHTSA”). The NHTSA approval is an assurance that Kandi’s two EV models conform to NHTSA standards and are registered in the U.S. Thus, SC Autosports is confident to launch these two models to American market.

Our Products

General

For the years ended December 31, 2018, 2017 and 2016, our products consist of EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others vehicles. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2018	2017	2016
	Sales Revenue	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$12,741,570	$4,817,517	$4,919,054
China	99,697,258	97,988,104	124,572,959
Total	$112,438,828	$102,805,621	$129,492,013

Major products
EV parts	$99,099,312	$97,355,828	$120,079,312
EV products	-	-	3,718,291
Off-road vehicles	13,339,516	5,449,793	5,694,410
Total	$112,438,828	$102,805,621	$129,492,013

Timing of revenue recognition
Products transferred at a point in time	$112,438,828	$102,805,621	$129,492,013
Total	$112,438,828	$102,805,621	$129,492,013

Sales and Distribution

In 2018, the Company had two primary products: electric vehicle parts and off-road vehicles. Prior to 2014, the Company also featured EV products. As EV production was completely transferred to the JV Company at the end of 2014 pursuant to the JV Agreement, Kandi now focuses on EV parts production and supplies the JV Company with EV parts. In addition, Kandi continues to produce and sell off-road vehicles, which are our traditional products and are sold to domestic and international distributors or consumers.

Customers

As of December 31, 2018, our major customers, in the aggregate, accounted for 76% of our sales. We are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on our EV business.

The Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales					Trade Receivable
Major Customers	Year Ended December 31, 2018	Year Ended December 31, 2017		Year Ended December 31, 2016		December 31, 2018	December 31, 2017		December 31 2016
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	43%	90	%(1)	60	%(2)	66%	74	%(3)	70	%(4)
Jinhua Chaoneng Automobile Sales Co. Ltd.	33%	4%		30%		22%	23%		19%

(1)	Including 89% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2017 10K Major Customer

(2)	Including 59% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2016 10K Major Customer

(3)	Including 71% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2017 10K Major Customer

(4)	Including 53% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2016 10K Major Customer

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

The Company’s material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
Major	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Suppliers	2018	2017	2016	2018	2017	2016
Jiangsu Tian Peng Power Supply Co., Ltd.	23%	-	-	20%	-	-
Shenzhen BiKe Power Battery Co., Ltd.	19%	-	-	14%	-	-

Intellectual Property and Licenses

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. For 2018, Kandi Vehicles applied with the Chinese patent authority for total 23 patents, including 1 invention patent, 20 utility model patents and 2 appearance design patents. During 2018, Kandi Vehicles received total of 24 issued patents, including 1 invention patent, 14 utility model patents and 9 appearance design patents. As of December 31, 2018, Kandi Vehicles had total of 74 valid patents, including 1 invention patent, 41 utility model patents and 32 appearance design patents, as well as 2 software copyrights. For 2018, Jinhua Ankao applied with the Chinese patent authority for total of 24 patents, including 20 invention patents, 4 utility model patents. During 2018, Jinhua Ankao received total 8 issued patents, including 7 utility model patents and 1 appearance design patent. As of December 31, 2018, Jinhua Ankao had total of 24 valid patents, including 22 utility model patents and 2 appearance design patents. For 2018, Kandi New Energy applied total of 1 utility model patent. As of December 31, 2018, Kandi New Energy had total of 4 valid patents, all of which are appearance design patents. Under Chinese patent law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. In addition, we are authorized to use the trademark “Kandi” and we are the owner of the trademark “JASSCOL”. The JV Company is authorized to use the trademark “Global Hawk”. We intend to continue to file additional patent applications with respect to our technology.

Kandi Vehicles was certified in intellectual property management systems in 2017 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau on November 13, 2017. The certification is valid for three years. The status of being a national High and New Technology Enterprise qualifies Kandi Vehicles for a preferred 15% income tax rate, as opposed to a standard corporate income tax rate at 25%.

In 2018, Kandi Vehicles was recognized as top 10 enterprises of Jinhua Economic Development Zone and Jinhua Ankao was identified as National High and New Technology Enterprise.

Employees

As of December 31, 2018, excluding the contractors and the employees with the JV Company, Kandi had a total of 705 full-time employees, as compared to 564 full-time employees on December 31, 2017, of which 423 employees are production personnel, 29 employees are sales personnel, 87 employees are research and development personnel, and 166 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

Environmental and Safety Regulation

Emissions

Our products are all subject to international laws and emissions related standards and regulations, including regulations and related standards established by China Environmental Protection Agency, the United States Environmental Protection Agency, the California Air Resources Board, and European and Canadian legislative bodies.

According to the management’s knowledge, the Company’s products have been designed and developed according to the environmental regulations of the target market since the research and development period, and have passed the corresponding tests before the products are put into production and sales, and obtained the compulsory product certification of the corresponding countries and regions.

If the standards and rules we execute are modified, or interpreted differently, or the product certification certificate expires, we will evaluate the product and restart the corresponding product design improvement and product testing/certification procedures to continuously ensure the target market environment regulatory compliance. The Company cannot estimate the extent to which these changes, if any, will affect our operating costs in the future.

As of December 31, 2018, the Company’s subordinates, Kandi Electric Vehicles and SC Autosports, conducted a policy investigation and conformity assessment on environmental regulations and standards for the Kandi electric vehicles EX3 and K22 sold to the US market. The Company’s subsidiaries will develop and implement corresponding action plans based on the assessment results. The resources required to implement such an action plan will be an important part of the foreseeable cost of sales that constitutes the export of Kandi EVs to the United States.

However, once the US changes in environmental protection policies and regulations for automotive products, or changes in import tariff policies, or changes in US automobile product consumption tax policies, or changes in US new energy vehicle product subsidy policies, the Company cannot estimate the impact of these changes on the EV sales in the United States.

Product Safety and Regulation

Safety Regulation

The U.S. federal government and individual states have adopted, or are considering the adoption of, laws and regulations relating to the use and safety of Kandi’s products. The federal government is the primary regulator of product safety. The Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to ATVs and off-road vehicles. The National Highway Transportation Safety Administration (“NHTSA”) has federal oversight over product safety issues related to off-road vehicles and regulates the safety of electric vehicles for road vehicles.

In August 2008, the Consumer Product Safety Improvement Act (the “Product Safety Act”) was passed. The Product Safety Act requires all manufacturers and distributors who import into or distribute ATVs within the United States to comply with the American National Standards Institute/Specialty Vehicle Institute of America (“ANSI/SVIA”) safety standard, which previously had been voluntary. The Product Safety Act also requires the same manufacturers and distributors to have ATV action plans filed with the CPSC that are substantially similar to the voluntary action plans that were previously in effect. Both Kandi and SC Autosports currently comply with the ANSI/SVIA standard.

Kandi’s off-road vehicles are subject to federal vehicle safety standards administered by NHTSA. Kandi’s off-road vehicles are also subject to various state vehicle safety standards. Kandi believes that its off-road vehicles comply with safety standards applicable to off-road vehicles.

Kandi’s off-road vehicles are also subject to international safety standards in places where it sells its products outside the United States. Kandi believes that its off-road vehicle products comply with applicable safety standards in the United States and internationally.

For the future sales of Kandi EX3\K22 electric vehicle to the US market, the Company’s R&D department collected and checked the relevant provisions adopted by NHTSA by the end of 2018. Through the conformity assessment and design improvement of product safety standards, the Kandi EX3 and K22 electric vehicles were approved by NHTSA and obtained the qualification for the import and registration of electric vehicles in the United States. Therefore, Kandi believes that the EX3\K22 electric vehicle can meet the US product safety regulations and standards.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016, and our telephone number is (86-579) 82239856.

Recent Development Activities

On January 9, 2019, we announced that Kandi Jiangsu received an approval notice from Jiangsu Development and Reform Commission regarding Kandi Jiangsu’s annual capacity of 50,000 pure electric vehicles project (the “EV Project”) on January 8, 2019. The approval was granted pursuant to the provisions of Announcement No. 22 - the “Regulations on the Administration of Investment in the Automobile Industry” (the “Auto Regulations”) published on December 18, 2018 by the National Development and Reform Commission (the “NDRC”). Kandi Jiangsu’s EV Project application was assigned to the Jiangsu Provincial Development and Reform Commission for review and subsequent approval.

On January 22, 2019, we announced that the JV Company led the efforts in organizing a five-year online ride-sharing service alliance in Hangzhou on January 13, 2019 (the “Online Ride-sharing Service Alliance”). The Online Ride-sharing Alliance was initiated by Zhejiang Ruibo New Energy Vehicle Service Company Ltd. (“Zhejiang Ruibo”). Its goal is to provide 300,000 government-accredited vehicles within five years. Participating companies from more than ten cities including Beijing, Tianjin, Shenzhen, Chengdu, Suzhou, Guangzhou, and Xiamen jointly signed the alliance agreement. On January 18, 2019, the JV Company signed a Framework Agreement with Zhejiang Ruibo to serve as the primary vehicle supplier for the Online Ride-Sharing Service Alliance and provide 300,000 government-accredited vehicles for the ride-sharing service.

On January 29, 2019, we announced that the JV Company and Hangzhou Youxing Technology Co. Ltd. (“Youxing Technology”) have agreed to collaborate in exploring new and innovative models for an online ride-sharing business with their combined resources and market advantages. On January 28, 2019, representatives from each party, Mr. Zhu Feng, CEO of the JV Company and Mr. Dong Kainan, General Manager of Youxing Technology signed a Cooperation Agreement. Mr. Hu Xiaoming, Chairman of the JV Company and Mr. Liu Jinliang, Chairman of Youxing Technology also attended the signing ceremony. The two parties have agreed to utilize the “Cao Cao Zhuan Che” online ride-sharing platform to launch 20,000 Kandi brand pure electric vehicles for urban network ride-sharing services within three years.

On February 4, 2019, we announced that the JV Company received a RMB 1.6 billion (approximately US$237.2 million) supply chain finance (SCF) program, to be used as capital support for the JV Company, from the National Economic and Technological Development Zone of Rugao City. The total capital support amount of the SCF program has increased to RMB 1.6 billion (approximately US$237.2 million) based on the initial SCF program of RMB 730 million (approximately US$108 million) we received in May 2017. As of February 3, 2019, RMB 1.28 billion (approximately US$190.2 million) has already been received, and the remainder will be provided according to the JV Company’s capital requirements.

On February 20, 2019, we announced that Kandi brand electric vehicle (“EV”) Models EX3 and K22 have been approved for importation and registration in the USA by NHTSA. This is another significant milestone after qualifying for a $7,500 U.S. federal tax credit in October 2018. The NHTSA approval provides assurance that Kandi’s two EV models conform to NHTSA standards and are registered in the U.S. The JV Company will begin the process of launching the Model EX 3 and Model K22 for the American market.

On March 4, 2019, we announced that further steps the JV Company has taken in order to maintain favorable momentum generated by its recent establishment of the government-accredited Online Ride-sharing Service Alliance on January 13, 2019. The JV Company signed a strategic cooperative agreement for operating government-accredited vehicles with China Resources (Zhejiang) Vehicle and Ship Natural Gas Co., Ltd (“China Resources Zhejiang”) on March 2, 2019. The JV Company led the efforts in organizing the Online Ride-sharing Service Alliance, which includes over 10 vehicle service providers such as Zhejiang Ruibo and Hangzhou Ruixiang. The mission of the Online Ride-sharing Service Alliance is to provide 300,000 government-accredited vehicles for the ride-hailing service within five years. The JV Company will be the primary vehicle supplier in the Online Ride-sharing Service Alliance, responsible for delivering pure electric vehicles with quick battery exchange features. Going forward, China Resources Zhejiang will be in charge of investment and operations of Online Ride-sharing Service Alliance’s vehicle battery exchange business.

On March 11, 2019, we announced that Kandi Pure EV Models EX3 and K22 reached another significant milestone in the American market. After both models received approval of eligibility in October 2018 for up to a $7,500.00 New Qualified Plug-in Electric Drive Motor Vehicle Credit (the “Credit”) from the Internal Revenue Service (“IRS”) for U.S. customers who purchased models EX3 and K22 in 2019, new U.S. buyers who purchase models EX3 and K22 in 2020 also qualify for the Credit according to Internal Revenue Code Section 30D.

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

We may also be required to participate in recalls involving our vehicles, if any (including the products SC Autosports sells in the U.S.) prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure investors that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on the results of our operations.

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

As of December 31, 2018 and 2017 our major customers (above 10% of the total revenue), in the aggregate, accounted for 76% and 90%, respectively, of our sales. Due to the concentration of sales to relatively few customers including the JV Company, loss of one or more of these customers will have relatively high impact on our operational results. In the event that our relationship with the JV Company and/or our partner in the JV Company changes negatively, our operating results would be materially negatively affected.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2018 and 2017 our top two suppliers accounted for 42% and 51% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

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

Due to the changes of the policies, the unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects mainly in the following aspects.

2019 will be the implementation year for a decline in subsidies for new energy vehicles. The Chinese government’s subsidy for new energy vehicles has continued to decline compared to past years. However, as of the date of this report, the new government policy regarding state subsidies for new energy vehicles has not yet been released. The Chinese government has not made clear the extent to which new energy vehicle subsidies will decline. The Company cannot predict in the coming year whether the declining levels of national new energy vehicle subsidies will be made up by the scale effect of production, a reduction of the purchase price of key parts, or tightened control of manufacturing costs. This may also present greater challenges to the JV Company’s operations. Therefore, changes in government support policies may have a significant adverse impact on the Company’s business prospects, operating results, cash flow and profitability in the coming years.

Risks associated with the export of Kandi electric vehicles to the United States

Our intellectual property rights may be harmed by competitors preemptively filing legitimate and illegitimate patents, which could create significant barriers for our business by preventing us from adequately protecting our intellectual property.

Multinational automobile companies usually obtain patent portfolios consisting of basic patents and peripheral patents on improvements and related technologies, thereby creating patent barriers in the industry.  At the same time, certain multinational automobile companies also maliciously apply for patents, in order to obtain an unlawful competitive advantage or to directly receive invalid rights and use patents as weapons in litigation. New energy vehicles are emerging products in worldwide markets in recent years, while relevant and related patents in the industry are still in force.  Kandi Electric Vehicles may be seriously adversely affected by intellectual property rights barriers through participation in the competitive international automobile market. Therefore, Kandi Electric Vehicles faces risks of patent barriers and intellectual property litigation in the future.

Failures in our overseas business and export trade processes may present a risk of significant losses to our business.

Our automobile product export and overseas operations sections involve import and export currency exchange, insurance, ocean transportation, customs clearance and various other logistical procedures. A loss of trust in any part of the chain can lead to the failure of transactions, which in turn causes huge losses to our enterprise. In the future, the Company will expand its overseas market. An insufficient assessment of the capital strength and commercial credit of its partners, or any fraud in risk prevention and risk control systems may cause economic losses for the Company due to its business partners’ breach of contract or even fraud. In short, the export of Kandi electric vehicles to the United States may have risks in the overseas operation and export trade process.

The developed countries that import our products have strict environmental laws and regulations which may cause us to expend significant sums to comply with such laws and regulations.

The United States and other developed countries have strong awareness of environmental protection and product safety regulations. The penalties for violating environmental laws in such countries are extremely high. Developed countries have mature and highly saturated automobile markets. Costs associated with maintaining controls over atmospheric emissions, harmful toxic substances, and products safety are getting higher in an accelerated manner. The process for a company to obtain the applicable certifications is time-consuming, complicated and expensive. Kandi Electric Vehicles will also face the adverse impact of compliance with policy and regulatory standards in the United States. Thus, Kandi electric vehicles may face the risk of not being able to sustain its business in accordance with US and state environmental protection and product safety policies and regulations.

Our short-term financial performance may suffer due to our investment in expanding our presence and sales in the United States.

Chinese auto products have market competition disadvantages in terms of technology content, product structure, product quality and brand influence. It is difficult to reverse the sentiment of “low quality and low price” that have followed Chinese automobiles for a long time, resulting in weakened bargaining power for Chinese auto companies and generally low gross profit margins. In the future, Kandi will expand into the US market and rely on overseas distributors to establish a marketing network and after-sales service guarantee system. All actions require the Company to invest a certain amount of resources. Additionally electric vehicle sales may face a slow growth period. In a certain period of time, the growth of operating income lags behind the increase in sales inputs. At the same time, the company cannot predict the direct economic loss caused by an unsatisfactory market expansion caused by the adverse factors of market competition. Cash flows for Kandi Electric Vehicles and SC Autosports may be significantly adversely affected by large investments and small revenues in the short term. Therefore, in the future, there may be a risk that the short-term financial performance indicators will fall due to factors such as the expansion of resources in overseas markets.

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

Excelvantage Group Limited controls approximately 24.4% of our outstanding shares of common stock as of December 31, 2018. Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 27.0% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Kandi has the following granted land use rights:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park	72,901	Nov 13, 2002 - Nov 13, 2052	10-75013
Zhejiang Jinhua Industrial Park	39,491	Nov 13, 2002 - Nov 13, 2052	10-75014
Zhejiang Jinhua Industrial Park	46,651	Dec 30, 2003 - Dec 30, 2053	110-12504
Zhejiang Jinhua Industrial Park	37,515	Dec 30, 2003 - Dec 30, 2053	110-12850
Zhejiang Jinhua Industrial Park	49,162	Dec 30, 2003 - Dec 30, 2053	110-11343
Zhejiang Jinhua Industrial Park	19,309	Dec 07, 2009 - Dec 07, 2059	110-05918
Zhejiang Qiaoxia Industrial Park	9,405	Apr 03, 2001 – Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 – Jan 20, 2068	3310-1414461

As of December 31, 2018, the net book value of Zhejiang Jinhua Industrial Park’s land use rights pledged as collateral for the Company’s bank loans were $7,756,253.

All land in China is owned by the government and cannot be sold or transferred by or to any individual or private entity. Instead, the government grants or allocates landholders “land use rights.” There are four methods to acquire land use rights:

●	grant of the right to use land;

●	assignment of the right to use land;

●	lease of the right to use land; or

●	allocated land use rights.

In comparison with the western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

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

As of December 31, 2018, the net book value of Zhejiang Jinhua Industrial Park’s property, plant and equipment pledged as collateral for the Company’s bank loans were $8,105,419.

Yongkang City, Zhejiang

The Company owns the following facilities located in Yongkang City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Office	1,301	Fully operational
Factories	4,457	Fully operational
Warehouse	341	Fully operational
Multi-purpose room	480	Fully operational

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build up the EV production facility in Haikou City to an annual production of 100,000 EV products. Currently, the Hainan facility’s main project including manufacturing plant and office, main manufacturing equipment and facilities has been completed.

	Area
Description	(square meters)		Status
Factories	196,000	*	Completed

*	Estimate number based on investment agreement signed with local government as the land certificate is in the process of application.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 23 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. For the detailed discussion of our legal proceedings, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

Holders of Common Stock

As of March 8, 2019, there were 33 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

The following graph shows a comparison from December 31, 2013, through December 31, 2018, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the S&P Automobile Manufacturers Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the S&P Automobile Manufacturers Index assumes an investment of $100 on December 31, 2013, and reinvestment of dividends. We have never paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
CONSOLIDATED BALANCE SHEETS DATA:	2018	2017	2016	2015	2014
Cash and cash equivalents	$15,662,201	$4,891,808	$12,235,921	$16,738,559	$26,379,460
Restricted cash	6,690,870	11,218,688	12,957,377	16,172,009	13,000,731
Working capital	2,526,911	53,707,902	86,348,025	67,464,090	39,202,684
Total assets	428,829,264	438,332,844	439,698,185	371,469,024	323,073,352
Short-term bank loans	30,539,236	33,042,864	34,265,065	36,656,553	35,589,502
Total liabilities	203,206,390	215,342,532	207,350,718	132,543,456	111,488,513
Total shareholders’ equity	225,622,874	222,990,312	232,347,467	238,925,568	211,584,839

CONSOLIDATED STATEMENTS OF INCOME AND	Years Ended December 31,
COMPREHENSIVE INCOME DATA:	2018	2017	2016	2015	2014
REVENUES, NET	$112,438,828	$102,805,621	$129,492,013	$201,069,173	$170,229,006
COST OF GOODS SOLD	(92,191,383)	(88,461,432)	(111,770,197)	(172,649,955)	(146,825,073)
GROSS PROFIT	20,247,445	14,344,189	17,721,816	28,419,218	23,403,933
Research and development	(10,084,378)	(27,628,085)	(26,504,650)	(3,482,511)	(2,755,637)
Selling and marketing	(3,189,022)	(1,465,007)	(1,567,707)	(633,863)	(1,345,588)
General and administrative	(8,612,393)	(11,333,336)	(20,665,709)	(28,255,267)	(14,058,548)
(LOSS) INCOME FROM OPERATIONS	(1,638,348)	(26,082,239)	(31,016,250)	(3,952,423)	5,244,160
Interest income	1,324,812	2,269,844	2,961,153	3,138,717	1,701,121
Interest (expense)	(1,871,851)	(2,280,286)	(1,831,667)	(2,214,635)	(3,480,646)
Change in fair value of financial instruments	-	-	3,823,590	8,519,295	6,531,308
Change in fair value of contingent consideration	3,405,864	-	-	-	-
Government grants	17,787,445	5,913,554	25,913,540	1,645,032	288,498
Share of loss in associated companies	-	-	-	-	(54,308)
Share of (loss) profit after tax of JV	(17,888,706)	(11,555,302)	(7,307,510)	11,841,855	4,490,266
Other income (loss), net	956,839	123,925	1,627,933	1,814,882	(34,649)
Total other income (loss), net	3,714,403	(5,528,265)	25,187,039	24,745,146	9,441,590
INCOME (LOSS) BEFORE INCOME TAXES	2,076,055	(31,610,504)	(5,829,211)	20,792,723	14,685,750
INCOME TAX (EXPENSE) BENEFIT	(7,770,754)	3,263,030	(681,546)	(6,127,228)	(2,414,412)
NET (LOSS) INCOME	(5,694,699)	(28,347,474)	(6,510,757)	14,665,495	12,271,338
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(13,610,495)	13,846,110	(15,415,223)	(9,631,753)	(2,725,143)
COMPREHENSIVE (LOSS) INCOME	$(19,305,194)	$(14,501,364)	$(21,925,980)	$5,033,742	$9,546,195

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	51,188,647	47,943,830	47,447,665	46,744,718	42,583,495
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	51,188,647	47,943,830	47,447,665	46,925,554	42,715,818

NET (LOSS) INCOME PER SHARE, BASIC	$(0.11)	$(0.59)	$(0.14)	$0.31	$0.29
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.11)	$(0.59)	$(0.14)	$0.31	$0.29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off-road vehicles in China. For the year ended December 31, 2018, we recognized total revenue of $112,438,828 as compared to $102,805,621 for the year ended December 31, 2017, an increase of $9,633,207 or 9.4%. In 2018, we recorded $20,247,445 of gross profit, an increase of 41.2% from 2017, primarily due to the increase of revenue. Gross margin for the year ended December 31, 2018 was 18.0%, an increase from 14.0% for the year ended December 31, 2017. We recorded a net loss of $5,694,699 in 2018 compared to a net loss of $28,347,474 in 2017, a decrease of net loss of $22,652,775 or 79.9%, largely due to the increased gross profits, the decreased R&D expenses and the receipt of the remaining portion of subsidies this year from Hainan provincial government to assist our development of K23 model in 2017 and 2016.

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products to meet market demand and penetrate domestic and international market. 2019 will be the implementation year for a decline in subsidies for new energy vehicles. The Chinese government’s subsidy for new energy vehicles has continued to decline compared to past years. However, as of the date of this report, the new government policy regarding state subsidies for new energy vehicles has not yet been released. The Chinese government has not made clear the extent to which new energy vehicle subsidies will decline. The Company cannot predict in the coming year whether the declining levels of national new energy vehicle subsidies will be made up by the scale effect of production, a reduction of the purchase price of key parts, or tightened control of manufacturing costs. This may also present greater challenges to the JV Company’s operations. Therefore, changes in government support policies may have a significant adverse impact on the Company’s business prospects, operating results, cash flow and profitability in the coming years. To weather the challenging market situation, we intend to continue to strengthen our technical abilities, improve our core competitiveness, and enhance our brand image to broaden our customer base and increase our market share.

Results of Operations

Comparison of Years Ended December 31, 2018, 2017 and 2016

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended						Change in Amount		Change in Amount
	December 31, 2018	% of Revenue	December 31, 2017	% of Revenue	December 31, 2016	% of Revenue	2018 VS 2017	Change in %	2018 VS 2016	Change in %

REVENUES FROM UNRELATED PARTY, NET	$63,707,518	56.7%	$9,853,410	9.6%	$47,870,589	37.0%	53,854,108	546.6%	15,836,929	33.1%
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	48,731,310	43.3%	92,952,211	90.4%	81,621,424	63.0%	(44,220,901)	(47.6%)	(32,890,114)	(40.3%)

REVENUES, NET	112,438,828	100.0%	102,805,621	100.0%	129,492,013	100.0%	9,633,207	9.4%	(17,053,185)	(13.2%)

COST OF GOODS SOLD	(92,191,383)	(82.0%)	(88,461,432)	(86.0%)	(111,770,197)	(86.3%)	(3,729,951)	4.2%	19,578,814	(17.5%)

GROSS PROFIT	20,247,445	18.0%	14,344,189	14.0%	17,721,816	13.7%	5,903,256	41.2%	2,525,629	14.3%

OPERATING EXPENSES:
Research and development	(10,084,378)	(9.0%)	(27,628,085)	(26.9%)	(26,504,650)	(20.5%)	17,543,707	(63.5%)	16,420,272	(62.0%)
Selling and marketing	(3,189,022)	(2.8%)	(1,465,007)	(1.4%)	(1,567,707)	(1.2%)	(1,724,015)	117.7%	(1,621,315)	103.4%
General and administrative	(8,612,393)	(7.7%)	(11,333,336)	(11.0%)	(20,665,709)	(16.0%)	2,720,943	(24.0%)	12,053,316	(58.3%)
Total Operating Expenses	(21,885,793)	(19.5%)	(40,426,428)	(39.3%)	(48,738,066)	(37.6%)	18,540,635	(45.9%)	26,852,273	(55.1%)

LOSS FROM OPERATIONS	(1,638,348)	(1.5%)	(26,082,239)	(25.4%)	(31,016,250)	(24.0%)	24,443,891	(93.7%)	29,377,902	(94.7%)

OTHER INCOME (EXPENSE):
Interest income	1,324,812	1.2%	2,269,844	2.2%	2,961,153	2.3%	(945,032)	(41.6%)	(1,636,341)	(55.3%)
Interest expense	(1,871,851)	(1.7%)	(2,280,286)	(2.2%)	(1,831,667)	(1.4%)	408,435	(17.9%)	(40,184)	2.2%
Change in fair value of financial instruments	-	0.0%	-	0.0%	3,823,590	3.0%	-	-	(3,823,590)	(100.0%)
Change in fair value of contingent consideration	3,405,864	3.0%	-	0.0%	-	0.0%	3,405,864	-	3,405,864	-
Government grants	17,787,445	15.8%	5,913,554	5.8%	25,913,540	20.0%	11,873,891	200.8%	-8,126,095	(31.4%)
Share of loss after tax of JV	(17,888,706)	(15.9%)	(11,555,302)	(11.2%)	(7,307,510)	(5.6%)	(6,333,404)	54.8%	(10,581,196)	144.8%
Other income, net	956,839	0.9%	123,925	0.1%	1,627,933	1.3%	832,914	672.1%	(671,094)	(41.2%)
Total other income (expense), net	3,714,403	3.3%	(5,528,265)	(5.4%)	25,187,039	19.5%	9,242,668	(167.2%)	(21,472,636)	(85.3%)

INCOME (LOSS) BEFORE INCOME TAXES	2,076,055	1.8%	(31,610,504)	(30.7%)	(5,829,211)	(4.5%)	33,686,559	(106.6%)	7,905,266	(135.6%)

INCOME TAX (EXPENSE) BENEFIT	(7,770,754)	(6.9%)	3,263,030	3.2%	(681,546)	(0.5%)	(11,033,784)	(338.1%)	(7,089,208)	1040.2%

NET LOSS	(5,694,699)	(5.1%)	(28,347,474)	(27.6%)	(6,510,757)	(5.0%)	22,652,775	(79.9%)	816,058	(12.5%)

Revenues

For the year ended December 31, 2018, we had net revenues of $112,438,828 compared to net revenues of $102,805,621 for the year ended December 31, 2017 and $129,492,013 for the year ended December 31, 2016, representing an increase of $9,633,207, or 9.4%, from 2017 and a decrease of $17,053,185, or 13.2%, from 2016, respectively. Compared to 2017, the increase in revenue was primarily due to the increase in sales of off-road vehicles during 2018. Compared to 2016, the decrease in revenue for the year ended December 31, 2018, was primarily due to a decrease in EV parts sales, in both average selling price and sales volume.

The following table summarizes our revenues by product type for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	Sales	Sales	Sales
EV parts	$99,099,312	$97,355,828	$120,079,312
EV products	-	-	3,718,291
Off-road vehicles	13,339,516	5,449,793	5,694,410
Total	$112,438,828	$102,805,621	$129,492,013

EV Parts

During the year ended December 31, 2018, our revenue from the sale of EV parts was $99,099,312, representing an increase of $1,743,484 or 1.8% from $97,355,828 for the year ended December 31, 2017 and a decrease of $20,980,000 or 17.5% from $120,079,312 for the year ended December 31, 2016, respectively.

Our revenue for the year ended December 31, 2018 primarily consisted of the sales of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts for use in the EV products manufactured by the JV Company, which accounted for 88.1% of total sales. Among total sales for the year ended December 31, 2018, approximately 75.6% were related to the sale of battery packs. In compliance with the regulations of the Chinese auto industry, we hold the necessary production licenses to manufacture the battery packs exclusively used in EV products manufactured by the JV Company. Besides the sale of battery packs, approximately 3.5% of total sales were related to sales of EV controllers, approximately 2.7% of the total sales were related to sales of air conditioning units, approximately 3.5% of total sales were related to sales of EV drive motors and approximately 2.8% of total sales were related to sales of body parts and other auto parts.

During the year ended December 31, 2018 and 2017, our revenues from the sale of EV parts to the JV Company accounted approximately 43.3% and 90.4% of our total net revenue for the year, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

EV Products

Our revenue from the sale of EV products for the fiscal year 2018 and 2017 was $0, representing a decrease of $3,718,291 or 100% from $3,718,291 for the year ended December 31, 2016.

Pursuant to the JV Agreement, production of EV products was completely transferred to the JV Company at the end of 2014, but the Company retained the right to sell EV products that remained in stock. The Company completed sales of EV products in stock in 2016. The Company currently primarily focuses on manufacturing and supplying EV parts to the JV Company and third parties for the production of EVs.

Off-Road Vehicles

During the year ended December 31, 2018, our revenues from the sale of off-road vehicles including go-karts, all-terrain vehicles (“ATVs”), and others, were $13,339,516, representing an increase of $7,889,723 or 144.8% from $5,449,793 for the year ended December 31, 2017, and an increase of $7,645,106 or 134.3% from $5,694,410 for the year ended December 31, 2016. The increase in revenue of off-road vehicles was largely due to additional sales from SC Autosports, which became our wholly-owned subsidiary in the U.S. in July 2018.

Our off-road vehicles business line accounted for approximately 11.9% of our total net revenue for the year ended December 31, 2018. Of our off-road vehicle revenue, our ATV business accounted for approximately 8.5% of our total net revenue and our go-kart business accounted for approximately 3.3% of our total net revenue.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2018	2017	2016
	Sales Revenue	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$12,741,570	$4,817,517	$4,919,054
China	99,697,258	97,988,104	124,572,959
Total	$112,438,828	$102,805,621	$129,492,013

Major products
EV parts	$99,099,312	$97,355,828	$120,079,312
EV products	-	-	3,718,291
Off-road vehicles	13,339,516	5,449,793	5,694,410
Total	$112,438,828	$102,805,621	$129,492,013

Timing of revenue recognition
Products transferred at a point in time	$112,438,828	$102,805,621	$129,492,013
Total	$112,438,828	$102,805,621	$129,492,013

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2018 was $92,191,383, representing an increase of $3,729,951, or 4.2%, from $88,461,432 for the year ended December 31, 2017 and a decrease of $19,578,814, or 17.5%, from $111,770,197 for the year ended December 31, 2016. The change was primarily due to the corresponding increase in sales from 2017 and decrease in sales from 2016. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our margins by product for the past three years are as set forth below:

	Years ended December 31,
	2018				2017				2016
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$99,099,312	82,990,161	16,109,151	16.3%	$97,355,828	83,691,060	13,664,768	14.0%	$120,079,312	102,856,683	17,222,629	14.3%
EV products	-	-	-	-	-	-	-	-	3,718,291	3,632,762	85,529	2.3%
Off-road vehicles	13,339,516	9,201,222	4,138,294	31.0%	5,449,793	4,770,372	679,421	12.5%	5,694,410	5,280,753	413,657	7.3%
Total	$112,438,828	92,191,383	20,247,445	18.0%	$102,805,621	88,461,432	14,344,189	14.0%	$129,492,013	111,770,197	17,721,816	13.7%

Gross profit for the year ended December 31, 2018 was $20,247,445, as compared to $14,344,189 for the year ended December 31, 2017, and $17,721,816 for the year ended December 31, 2016, representing an increase of $5,903,256 or 41.2% from 2017 and an increase of $2,525,629 or 14.3% from 2016. The increases were primarily attributable to the increased margin in 2018 as compared to that in 2017 and 2016. Our gross margin for the year ended December 31, 2018, was 18.0%, compared to 14.0% for the year ended December 31, 2017, and 13.7% for the year ended December 31, 2016. The increase in our gross margin as compared to 2017 and 2016 was mainly due to the higher gross margin from off-road vehicle sales of SC Autosports, a result of its effective procurement of inventories at discounted prices, as well as increased gross margin from sales of battery packs.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $10,084,378 for the year ended December 31, 2018, compared to $27,628,085 for the year ended December 31, 2017, and $26,504,650 for the year ended December 31, 2016, representing a decrease of $17,543,707, or 63.5%, from 2017 and a decrease of $16,420,272, or 62.0%, from 2016. This decrease was primarily due to the completion of R&D works related to the development of EV Model K23 at Hainan facility this year. For the year ended December 31, 2018, 2017 and 2016, approximately 66.2%, 94.2% and 94.0% of our research and development expenses were spent on the research and development of EV product model at Hainan facility, respectively, and the rest was spent on other various EV and off-road vehicles research and development projects.

Sales and Marketing

Selling and distribution expenses were $3,189,022 for the year ended December 31, 2018, compared to $1,465,007 for the year ended December 31, 2017, and $1,567,707 for the year ended December 31, 2016, representing an increase of $1,724,015, or 117.7%, from 2017 and an increase of $1,621,315, or 103.4%, from 2016. This increase was primarily attributable to the increase in product maintenance expenses for EV drive motors and EV controllers, and the increase in shipping costs and sales labor compared to 2017 and 2016. The additional sales and marketing expenses from newly acquired SC Autosports also contributed to this increase.

General and Administrative Expenses

General and administrative expenses were $8,612,393 for the year ended December 31, 2018, compared to $11,333,336 for the year ended December 31, 2017 and $20,665,709 for the year ended December 31, 2016, representing a decrease of $2,720,943 or 24.0%, from 2017 and a decrease of $12,053,316, or 58.3%, from 2016. For the year ended December 31, 2018, general and administrative expenses included $2,930,486 in expenses for common stock awards to employees and consultants for their services net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option, compared to $5,191,307 and $14,959,687 for the years ended December 31, 2017 and 2016, respectively. If excluding stock award costs, our net general and administrative expenses for the year ended December 31, 2018 were $8,326,784, an increase of $2,184,755, or 35.6%, compared to $6,142,029 for the year ended December 31, 2017, and an increase of $2,620,762, or 45.9%, compared to $5,706,022 for the year ended December 31, 2016. The increase was largely due to the increased labor costs and the increased amortization expenses for intangible assets of Jinhua Ankao. The additional general and administrative expenses from newly acquired Jinhua Ankao and SC Autosports also contributed to this increase.

Interest Income

Interest income was $1,324,812 for the year ended December 31, 2018, compared to $2,269,844 for the year ended December 31, 2017, and $2,961,153 for the year ended December 31, 2016, representing a decrease of $945,032, or 41.6%, from 2017, and a decrease of $1,636,341, or 55.3%, from 2016. The decrease as compared to 2017 and 2016 was primarily attributable to decreased interest earned on loans to the JV Company and bank deposits.

Interest Expense

Interest expense was $1,871,851 for the year ended December 31, 2018, compared to $2,280,286 for the year ended December 31, 2017, and $1,831,667 for the year ended December 31, 2016, representing a decrease of $408,435 from 2017 and an increase of $40,184 from 2016. The decrease compared to 2017 was primarily due to less interest expenses incurred associated with note payable and loan to third party. Of the interest expenses, $145,411, $135,766 and $18,694, respectively, were the discounts associated with the settlement of bank acceptance notes for the years ended December 31, 2018, 2017 and 2016.

Change in Fair Value of Financial Instruments

For the year ended December 31, 2018, gain related to changes in the fair value of derivative liability relating to warrants issued to investors and placement agents was $0, compared to $0 for the year ended December 31, 2017, and $3,823,590 for the year ended December 31, 2016, a decrease of $3,823,590 from 2016. The change in fair value of derivative liability is mainly the result of all remaining unexercised warrants expired as of December 31, 2017.

Change in fair value of contingent consideration

For the year ended December 31, 2018, the gain related to changes in the fair value of contingent consideration was $3,405,864, which was mainly the result of the decrease in fair value of contingent liability between the acquisition date and December 31, 2018 for the acquisition of Jinhua An Kao and SC Autosports.

Government Grants

Government grants totaled $17,787,445 for the year ended December 31, 2018, compared to $5,913,554 for the year ended December 31, 2017, and $25,913,540 for the year ended December 31, 2016, representing an increase of $11,873,891, or 200.8% from 2017 and a decrease of $8,126,095, or 31.4% from 2016. The increase from 2017 and decrease from 2016 were primarily the results from different amount of subsidies we received from the Hainan provincial government to assist our development of K23 model in 2018, 2017 and 2016. The total grant amount of subsidies we received from the Hainan provincial government is RMB300 million (approximately USD 44 million), of which $15,368,774, $5,316,964 and $24,844,149 was recognized as income in 2018, 2017 and 2016, respectively.

Share of Income (Loss) after Tax of the JV Company

For the year ended December 31, 2018, the JV Company’s net sales were $122,480,854, gross loss was $17,749,673, and net loss was $36,340,082. We accounted for our investments in the JV Company under the equity method of accounting because we have a 50% ownership interest in the JV Company. As a result, we recorded 50% of the JV Company’s loss, or $18,170,041 for the year ended December 31, 2018. After eliminating intra-entity profits and losses, our share of the after-tax loss of the JV Company was $17,888,706 for the year ended December 31, 2018, compared to loss of $11,555,302 for 2017 and loss of $7,307,510 for 2016, representing an increased loss of $6,333,404 from 2017 and an increased loss of $10,581,196 from 2016, which was largely due to the decreased average selling prices of EV sales, as well as the increased R&D expense for new EV products.

During 2018, the JV Company’s revenues were primarily derived from sales of EV products in China. The JV Company sold a total of 10,259 units of EV products in the PRC.

Other Income (Expense), Net

Net other income was $956,839 for the year ended December 31, 2018, compared to net other income of $123,925 for the year ended December 31, 2017, and net other income of $1,627,933 for the year ended December 31, 2016, an increase in net other income of $832,914 from 2017 and a decrease in net other income of $671,094 from 2016. The increase from 2017 was primarily due to the fees earned on technology development services in 2018. The decrease as compared to 2016 was largely due to fewer fees earned on technology development services, which was $0.7 million in 2018 as compared to $1.4 million in 2016.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle is qualified as a high technology company in China and is therefore entitled to use a reduced income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, YongkangScrou Kandi Hainan and Jinhua An Kao, has an applicable Chinese corporate income tax rate of 25%. SC Autosports is a Dallas Texas based company, which has an applicable U.S. corporate income tax rate of 21%.

Despite the fact that Jinhua Ankao was identified as Zhejiang National Hi-Tech Enterprise in November 30, 2018, with Certificate Number of CR201833000715, Jinhua Ankao was still subject to 25% of Chinese corporate income tax rate as the formal certificate is still pending. Once the formal certificate is received, the tax rate will be adjusted to 15% of corporate income tax rate for Jinhua An Kao.

We have a 50% ownership interest in the JV Company, which has an applicable Chinese corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for 2018 was a tax expense of 374.30% on a reported income before taxes of $2.1 million, compared to an effective income tax rate with a tax benefit of 10.32% in 2017 on a reported loss before taxes of $31.6 million. The increased effective tax rate was due to valuation allowance of Hainan’s deferred tax assets because it had three-year accumulative loss in construction period.

Net Income (Loss)

We recorded net loss of $5,694,699 for the year ended December 31, 2018, compared to net loss of $28,347,474 for the year ended December 31, 2017, and net loss of $6,510,757 for the year ended December 31, 2016, a decrease of net loss of $22,652,775 from the year ended December 31, 2017 and a decrease of net loss of $816,058 from the year ended December 31, 2016. The decrease in net loss compare to 2017 was primarily attributable to the increased gross profits, the decreased R&D expenses and the increased government grant we received this year, offset by increased income tax expense. The decrease in net loss compare to 2016 was primarily attributable to the decreased R&D expenses and decreased stock compensation expense, offset by increased income tax expense.

If excluding (i) the effects of stock award expenses, which were $2,930,486 net of a reversal for forfeited stock options of $2,644,877, $5,191,307 and $14,959,687 for the years ended December 31, 2018, 2017 and 2016, respectively, and (ii) the change in the fair value of financial derivatives, which were gains of $0, $0 and $3,823,590 for the years ended December 31, 2018, 2017 and 2016, respectively, (iii) the change in the fair value of contingent consideration which was a gain of $3,405,864, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, our net loss (non-GAAP) was $8,814,954 for the year ended December 31, 2018, as compared to net loss (non-GAAP) of $23,156,167 for the year ended December 31, 2017, a decrease loss of $14,341,213, and compared to net income (non-GAAP) of $4,625,340 for the year ended December 31,2016, a decrease income of $13,440,294. The decrease in net loss (non-GAAP) compare to 2017 was primarily attributable to the increased gross profits, the decreased R&D expenses and the increased government grant we received this year, offset by increased income tax expense. The decrease in net income (non-GAAP) compare to 2016 was primarily attributable to the increased share of loss after tax of the JV Company offset by decreased R&D expenses.

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

The following table summarizes our non-GAAP net income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
GAAP net loss	$(5,694,699)	$(28,347,474)	$(6,510,757)
Stock compensation expenses	285,609	5,191,307	14,959,687
Change in fair value of contingent consideration	(3,405,864)	-	-
Change of the fair value of financial derivatives	-	-	(3,823,590)
Non-GAAP net (loss)income	$(8,814,954)	$(23,156,167)	$4,625,340

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the year ended December 31, 2018, cash provided in operating activities was $13,587,621, as compared to cash used in operating activities of $3,214,471 for the year ended December 31, 2017, and cash used in operating activities of $49,526,543 for the year ended December 31, 2016. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for the year ended December 31, 2018 were an increase of accounts payable of $137,390,139, (net of assignment of notes receivable from unrelated parties to suppliers to settle accounts payable of $ 31,347,383, assignment of notes receivable from JV Company and related parties to suppliers to settle accounts payable of $77,107,835, settlement of accounts payable with notes payables of $31,039,932, reversal of construction in progress and accounts payable of $8,029,198, reclassification of overpaid accounts payable of $16,826 to advances to suppliers, and replacement of notes payables with accounts payable of $10,582,651), and an increase of other payables and accrued liabilities of $60,736,669 (net of assignment of notes receivable from unrelated parties to supplier to settle other payable of $28,636,652 and assignment of notes receivable from JV Company and related parties to supplier to settle other payable of $34,242,433). The major operating activity that used cash for the year ended December 31, 2018 was an increase in receivables from the JV Company of $95,442,739 (net of settlement of due from JV Company and related parties with notes receivable from related parties of $86,461,386 and due from JV Company converted to investment in JV Company of $82,393,493), and an increase of accounts receivable of $57,503,289 (net of settlement of accounts receivables with notes receivable from unrelated parties of $60,543,404).

Cash used in investing activities for the year ended December 31, 2018 was $947,441, as compared to cash derived from investing activities of $2,708,638 and cash derived from investing activities of $966,627 for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2018, the major investing activity that used cash was $3,555,766 for the acquisition of Jinhua An Kao net of cash received.

Cash used in financing activities for the year ended December 31, 2018 was $5,297,724, as compared to cash used in financing activities of $9,814,541 and cash derived from financing activities of $ 42,570,343 for the years ended December 31, 2017 and 2016, respectively. The major financing activities that provided cash for the year ended December 31, 2018 were proceeds from notes payable of $54,348,577 and proceeds from short-term bank loans of $ 32,503,855. The major financing activities that used cash for year ended December 31, 2018 were $58,588,036 of repayment of notes payable and $33,259,759 of repayments of short-term bank loans.

Working Capital

We had a working capital of $2,526,911 at December 31, 2018, a decrease of $51,180,991 from a working capital surplus of $53,707,902 as of December 31, 2017as Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $79 million) of loans lent to the JV Company to the JV Company’s registered capital.

We have historically financed our operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. We believe this practice has been ongoing year after year and that short-term bank loans will be available with normal trade terms, if necessary.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the year ended December 31, 2018 were as follows:

Year Ended
December 31, 2018
(In Thousands)
Capital requirements
Purchase of plant and equipment	$583
Purchases of land use rights and other intangible assets	104
Acquisition of Jinhua An Kao	3,556
Purchase of construction in progress	419
Repayments of short-term bank loans	33,260
Repayments of long-term bank loans	302
Repayments of notes payable	58,588
Increase in cash	6,243
Total capital Requirements	$103,055

Capital provided
Acquisition of SC Autosports	487
Proceeds from short-term bank loan	32,504
Proceeds from notes payable	54,349
Internal cash provided in operations	13,588
Long term investment	1,436
Reimbursement of capitalize interests for construction in progress	1,791
Total capital provided	$104,155

The difference between capital provided and capital required was mainly the result of exchange rate changes over the past twelve months.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hainan Obligations	8,674,597	8,674,597	-	-	-
Loans from Haikou Rural Credit Cooperative	$28,794,136	-	28,794,136		-
Total	$37,468,733	8,674,597	28,794,136	-	-

To build the Hainan facility, the Company signed contracts with Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) to purchase a production line and develop K 23 model. As of December 31, 2018, the total contractual amount with Nanjing Shangtong was RMB 912,000,000 or approximately $132 million, of which RMB 852,350,000 or approximately $123 million has been paid and RMB 59,650,000 or approximately $9 million of remaining payments are outstanding as contractual obligations.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they will be recognized in the consolidated statement of operations within operating expenses. We had allowances for doubtful accounts of $120,010 and $133,930 for the years ended December 31, 2018 and 2017, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were $840,701 and $620,919 of decline in net realizable value of inventory for the years ended of December 31, 2018 and 2017, respectively, due to our provision for slow moving inventory.

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

We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

U.S. Corporate Income Tax

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we recorded provisional estimates related to the remeasurement of deferred taxes and the Deemed Repatriation Transition Tax in our financial statements for our fiscal year ended December 31, 2017. The measurement period ended on December 22, 2018. As of December 22, 2018, we have completed the accounting for the impact of the Tax Act based on the guidance, interpretations, and data available. No adjustments to these provisional estimates have been recorded.

Under GILTI tax rules the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the guilty as a current-period expense when incurred.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to us.

Item 8.	Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 15, 2019

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

Opinions on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Kandi Technologies Group, Inc. and its subsidiaries (the “Company”)as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 15, 2019

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Current assets
Cash and cash equivalents	$15,662,201	$4,891,808
Restricted cash	6,690,870	11,218,688
Accounts receivable (net of allowance for doubtful accounts of $120,010 and $133,930 as of December 31, 2018 and December 31, 2017, respectively)	34,274,728	34,397,858
Inventories (net of provision for slow moving inventory of $840,701 and $620,919 as of December 31, 2018 and December 31, 2017, respectively)	21,997,868	15,979,794
Notes receivable	72,712	-
Notes receivable from JV Company and related party	3,861,032	1,137,289
Other receivables	1,264,323	2,650,668
Prepayments and prepaid expense	11,136,408	6,536,839
Due from employees	1,001	7,070
Advances to suppliers	4,705,183	14,908,385
Amount due from JV Company, net	67,683,462	146,422,440
Amount due from related party	-	162,048
TOTAL CURRENT ASSETS	167,349,788	238,312,887

LONG-TERM ASSETS
Property, plant and equipment, net	82,045,923	12,000,971
Land use rights, net	11,749,728	12,666,047
Construction in progress	-	53,083,925
Deferred taxes assets	8,204	4,383,425
Long term investment	-	1,460,034
Investment in JV Company	128,929,893	70,681,013
Goodwill	28,552,215	322,591
Intangible assets	4,328,127	331,116
Advances to suppliers	-	21,592,918
Other long term assets	5,865,386	7,590,734
Amount due from JV Company, net	-	15,907,183
TOTAL Long-Term Assets	261,479,476	200,019,957

TOTAL ASSETS	$428,829,264	$438,332,844

CURRENT LIABILITIES
Accounts payables	$112,309,683	$111,595,540
Other payables and accrued expenses	4,251,487	6,556,209
Short-term loans	30,539,236	33,042,864
Customer deposits	94,408	205,544
Notes payable	12,787,619	28,075,945
Income tax payable	3,471,366	2,902,699
Due to employees	28,473	35,041
Deferred income	1,340,605	2,191,143
Total Current Liabilities	164,822,877	184,604,985

LONG-TERM LIABILITIES
Long term bank loans	28,794,136	30,737,547
Deferred taxes liabilities	1,711,343	-
Contingent liability	7,256,000	-
Other long-term liability	622,034	-
Total Long-Term Liabilities	38,383,513	30,737,547

TOTAL LIABILITIES	203,206,390	215,342,532

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,992,002 and 48,036,538 shares issued and 51,484,444 and 48,036,538 outstanding at December 31, 2018 and December 31,2017, respectively	51,484	48,037
Additional paid-in capital	254,989,657	233,055,348
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at December 31, 2018 and December 31, 2017, respectively)	(9,497,009)	(3,802,310)
Accumulated other comprehensive loss	(19,921,258)	(6,310,763)
TOTAL STOCKHOLDERS’ EQUITY	225,622,874	222,990,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,829,264	$438,332,844

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

REVENUES FROM UNRELATED PARTY, NET	$63,707,518	$9,853,410	$47,870,589
REVENUES FROM JV COMPANY AND RELATED PARTY, NET	48,731,310	92,952,211	81,621,424

REVENUES, NET	112,438,828	102,805,621	129,492,013

COST OF GOODS SOLD	(92,191,383)	(88,461,432)	(111,770,197)

GROSS PROFIT	20,247,445	14,344,189	17,721,816

OPERATING EXPENSES:
Research and development	(10,084,378)	(27,628,085)	(26,504,650)
Selling and marketing	(3,189,022)	(1,465,007)	(1,567,707)
General and administrative	(8,612,393)	(11,333,336)	(20,665,709)
Total Operating Expenses	(21,885,793)	(40,426,428)	(48,738,066)

LOSS FROM OPERATIONS	(1,638,348)	(26,082,239)	(31,016,250)

OTHER INCOME (EXPENSE):
Interest income	1,324,812	2,269,844	2,961,153
Interest expense	(1,871,851)	(2,280,286)	(1,831,667)
Change in fair value of financial instruments	-	-	3,823,590
Change in fair value of contingent consideration	3,405,864	-	-
Government grants	17,787,445	5,913,554	25,913,540
Share of loss after tax of JV	(17,888,706)	(11,555,302)	(7,307,510)
Other income, net	956,839	123,925	1,627,933
Total other income (expense), net	3,714,403	(5,528,265)	25,187,039

INCOME (LOSS) BEFORE INCOME TAXES	2,076,055	(31,610,504)	(5,829,211)

INCOME TAX (EXPENSE) BENEFIT	(7,770,754)	3,263,030	(681,546)

NET LOSS	(5,694,699)	(28,347,474)	(6,510,757)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(13,610,495)	13,846,110	(15,415,223)

COMPREHENSIVE LOSS	$(19,305,194)	$(14,501,364)	$(21,925,980)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	51,188,647	47,943,830	47,447,665
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	51,188,647	47,943,830	47,447,665

NET LOSS PER SHARE, BASIC	$(0.11)	$(0.59)	$(0.14)
NET LOSS PER SHARE, DILUTED	$(0.11)	$(0.59)	$(0.14)

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2015	46,964,855	$46,965	$212,564,334	$31,055,919	$(4,741,650)	$238,925,568
Stock issuance and award	734,783	735	15,347,143			15,347,878
Warrant exercise						-
Deferred tax effect						-
Foreign currency translation					(15,415,223)	(15,415,223)
Net loss				(6,510,756)		(6,510,756)

BALANCE AT DECEMBER 31, 2016	47,699,638	$47,700	$227,911,477	$24,545,163	$(20,156,873)	$232,347,467
Stock issuance and award	336,900	337	5,143,871			5,144,208
Warrant exercise						-
Deferred tax effect						-
Foreign currency translation					13,846,110	13,846,110
Net loss				(28,347,473)		(28,347,473)

BALANCE AT DECEMBER 31, 2017	48,036,538	$48,037	$233,055,348	$(3,802,310)	$(6,310,763)	$222,990,312
Stock issuance and award	3,447,906	3,447	21,934,309			21,937,756
Warrant exercise						-
Deferred tax effect						-
Foreign currency translation					(13,610,495)	(13,610,495)
Net loss				(5,694,699)		(5,694,699)

BALANCE AT DECEMBER 31, 2018	51,484,444	$51,484	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,694,699)	$(28,347,474)	$(6,510,757)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,326,296	4,777,992	4,863,277
Assets impairments	263,185	170,506	(40,142)
Allowance for doubtful accounts	(213,809)	128,972	-
Deferred taxes	4,815,774	(5,448,015)	3,651,362
Change in fair value of financial instruments	-	-	(3,823,590)
Share of loss after tax of JV Company	17,888,706	11,555,302	7,307,510
Reserve for fixed assets	(52,744)	451,503	-
Change in fair value of contingent consideration	(3,405,864)	-	-
Stock compensation cost	285,609	5,191,307	14,913,212

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(57,503,289)	(5,821,522)	(40,962,889)
Deferred taxes assets	375	-	-
Notes receivable	483,778	-	1,383,605.00
Notes receivable from JV Company and related party	6,231,669	8,068,968	-
Inventories	(5,243,388)	(3,311,357)	4,952,792
Other receivables and other assets	(31,373,831)	(1,243,552)	(43,650,395)
Due from employee	1,045	10,127	41,529
Advances to supplier and prepayments and prepaid expenses	(5,386,448)	23,107,334	(9,209,955)
Advances to suppliers-long term	-	(5,941,692)	-
Amount due from JV Company	(95,442,739)	(53,622,842)	(111,996,250)
Amount due from JV Company-Longterm	15,907,183	(15,907,183)	-
Due from related party	159,405	10,622,123	28,715,113

Increase (Decrease) In:
Accounts payable	137,390,139	66,784,385	112,150,789
Other payables and accrued liabilities	60,736,669	1,914,293	(3,790,859)
Notes payable	(30,542,040)	(13,297,993)	(8,480,858)
Customer deposits	(104,047)	155,100	(48,312)
Income tax payable	822,422	1,221,012	1,008,274
Deferred income	(761,736)	(4,431,765)	-
Net cash provided by (used in) operating activities	$13,587,621	$(3,214,471)	(49,526,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(582,872)	(760,253)	(275,801)
Purchases of land use rights and other intangible assets	(103,871)	(416,361)	(3,388)
Acquisition of Jinhua An Kao (net of cash received)	(3,555,766)	-	-
Acquisition of SC Autosports	486,954	-	-
Purchases of construction in progress	(418,755)	(702,719)	(6,001,664)
Reimbursement of capitalize interests for construction in progress	1,790,652	-	-
Repayment of notes receivable	-	-	10,335,807
Long Term Investment	1,436,217	-	-
Short term investment	-	4,587,971	(3,088,327)
Net cash (used in) provided by investing activities	$(947,441)	$2,708,638	966,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	32,503,855	32,263,794	65,912,237
Repayments of short-term bank loans	(33,259,759)	(35,667,772)	(35,815,325)
Repayments of long-term bank loans	(302,361)	-	-
Proceeds from notes payable	54,348,577	22,270,028	12,038,765
Repayment of notes payable	(58,588,036)	(28,680,591)	-
Warrant exercise	-	-	434,666
Net cash (used in) provided by financing activities	$(5,297,724)	$(9,814,541)	42,570,343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,342,456	(10,320,374)	(5,989,573)
Effect of exchange rate changes on cash	(1,099,881)	1,237,572	(1,727,697)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,110,496	25,193,298	32,910,568

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	22,353,071	16,110,496	25,193,298

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	2,056,670	1,448,523	2,598,846
Interest paid	1,708,766	1,625,240	1,671,372

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred to Property, Plant and equipment	74,118,229	-	-
Long term and short term Advances to suppliers transferred to Construction in progress	31,301,325	18,848,586	-
Purchase of construction in progress by accounts payable	-	3,756,605	4,191,246
Advances to suppliers-long term adjusted for other payable	-	1,065,100	-
Settlement of due from JV Company and related parties with notes receivable from related parties	86,461,386	53,565,297	43,707,157
Settlement of accounts receivables with notes receivable from unrelated parties	60,543,404	5,868,902	15,052,339
Settlement of other receivables with notes receivable from related parties	34,015,662	-	-
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	31,347,383	5,868,902	14,509,390
Assignment of notes receivable from JV Company and related parties to supplier to settle accounts payable	77,107,835	44,812,574	44,846,561
Assignment of notes receivable from unrelated parties to supplier to settle other payable	28,636,652	-	-
Assignment of notes receivable from JV Company and related parties to supplier to settle other payable	34,242,433	-	-
Settlement of accounts payable with notes payables	31,039,932	31,533,939	8,146,783
Acquisition of Jinhua An Kao by stock	20,718,859	-	-
Acquisition of SC Autosports by stock	756,664	-	-
Replacement of notes payables with accounts payable	10,582,651	-	-
Amount due from JV Company converted to investment in JV Company	82,393,493	-	-
Reversal of construction in progress and accounts payable	8,029,198	-	-
Construction in progress transferred back to prepayments	-	-	35,035,762
Reclassification of overpaid accounts payable to advances to suppliers	16,826	-	-
Deferred tax changed to other comprehensive income	-	78,967	-

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

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the JV Company), EV parts, and off-road vehicles for sale in China and global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) and Sportsman Country, LLC (“Sportsman Country”) which changed its name to SC Autosports LLC (“SC Autosports”) in August 2018, and the partially and wholly-owned subsidiaries of Kandi Vehicles.

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries:

Pursuant to certain VIE (as defined below in this report) agreements executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights, and supplies battery packs to the JV Company (as such term is defined below).

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), the Company acquired 100% of YongkangScrou, a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. Currently, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became a JV Company shareholder on October 26, 2016, through its purchase of the 50% equity of the JV Company held by Shanghai Guorun at a premium price (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Zhejiang Geely Holding Group, Ltd. (Geely Holding) transferred its equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Mr. Li Shufu, Chairman of the Board of Geely Holding. On May 23, 2018, in order to obtain its manufacturing license, and pursuant to a recent notice (FGBCY[2018] No.547) from the National Development and Reform Commission in China, the JV Company increased its registered capital by RMB 1.09 billion (approximately $165 million), of which Kandi Vehicle increased its capital contribution to the JV Company by converting its loans to the JV Company, totaling RMB 545 million (approximately $79 million) to registered capital in the JV Company. Geely Group, Ltd. (“Geely Group”) became a new shareholder of the JV Company by investing RMB 545 million (approximately $79 million). After this restructure, Kandi Vehicles, Geely Group and Geely Group (Ningbo) Ltd., each own 50%, 26.08%, and 23.92% of the equity in the JV Company, respectively.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“KandiChangxing”) in the Changxing (National) Economic and Technological Development Zone. KandiChangxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in KandiChangxing to the JV Company. The Company, through its 50% ownership interest in the JV Company, owns an indirect 50% economic interest in KandiChangxing.

In July 2013, Zhejiang ZuoZhongYou Electric Vehicle Service Co., Ltd. (the “Service Company”) was formed. The Service Company is engaged in various pure EV leasing businesses, generally referred to as the Micro Public Transportation (“MPT”) and other EV share programs. Kandi Vehicle had a 9.5% ownership interest in the Service Company. After various tests and thorough assessments in the last five years, the Company determined that a large sum of capital still needs to be invested in order to increase the size of EV share programs. After considering Geely Group’s ability to grow the Service Company’s business to be stronger and more expansive, and determining that the successful growth of the Service Company would have a positive impact on the development of the JV Company’s business, Kandi Vehicle transferred its 9.5% ownership interest in the Service Company to Geely Group in June 2018.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Kandi Jinhua. In April 2017, Kandi Jinhua was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In November 2013, Zhejiang Ji He Kang Electric Vehicle Sales Co., Ltd. (“Ji He Kang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in JiHeKang. In April 2017, JiHeKang was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun, pursuant to which the JV Company acquired a 100% ownership interest in Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Kandi Shanghai.

In January 2014, KandiElectric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing, and sales. As of the date of this report, Kandi Jiangsu directly owns 100% of JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua.

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd., a subsidiary of the Service Company), and the Company, through its ownership of the JV Company, indirectly owns a 25% economic interest in Puma Investment.

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (the “JiHeKang Service Company”) was formed by the JV Company. The JiHeKang Service Company focuses on after-market services for EV products. In April 2017, JiHeKang Service Company was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company. The JV Company has a 100% ownership interest in the JiHeKang Service Company, and the Company, through the JV Company, indirectly owns a 50% economic interest in the JiHeKang Service Company.

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

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang. Jiangsu JiDian is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Tianjin BoHaiWan.

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

In November 2016, Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”) was formed by JiHeKang. Guangdong JiHeKang is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Guangdong JiHeKang, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Guangdong JiHeKang.

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Liuchuang.

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has owns 100% of KandiJinhua, JiHeKang, and the JiHeKang Service Company. The Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Kandi Jinhua, JiHeKang, and the JiHeKang Service Company.

In December 2017, Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”) was formed by the JV Company. Zhejiang Chang Dian is primarily engaged in the battery replacement business. Zhejiang Chang Dian is 100% owned by the JV Company, and the Company, through its 50% ownership interest in the JV Company, indirectly owns a 50% economic interest in Zhejiang Chang Dian.

In December 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $4 million) in cash. In addition, pursuant to the Supplementary Agreement, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao, and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in the next three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including a provision that gives the Company the voting rights of the make good shares until conditions for vesting those shares are satisfied.

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

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of Sportsman Country, LLC (“Sportsman Country”) under which the Company acquired 100% of the ownership of Sportsman Country. Sportsman Country is a Dallas based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. According to the terms of the Transfer Agreement, the Company transferred $10.0 million worth of restricted shares to acquire 100% of the membership interests of Sportsman Country, of which the Company was required to issue $1.0 million worth of corresponding restricted shares within 30 days from the signing date of the Transfer Agreement, and the remaining $9.0 million worth of corresponding restricted shares to be released from escrow based on Sportsman Country’s pre-tax profit performance over the course of the following three years. The transaction closed in July 2018. Sportsman Country subsequently changed its name to SC Autosports LLC (“SC Autosports”) in August of 2018.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of production and operation, and optimizing the cost of supply chain system, Zhejiang Kandi Supply Chain Management Co., Ltd. (“Kandi Supply Chain”) was formed. Kandi Vehicle has a10% ownership interest in Kandi Supply Chain, the remaining 90% are owned by unrelated parties of Kandi Vehicle.

The Company’s primary business operations are designing, developing, manufacturing and commercializing EV products (through the JV Company), EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV-related products, and is actively pursuing expansion in the Chinese and international markets, especially the U.S. market.

NOTE 2 - LIQUIDITY

The Company had a working capital of $2,526,911 as of December 31, 2018, a decrease of $51,180,991 from a working capital surplus of $53,707,902 as of December 31, 2017.

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

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, capital expenditures and general operational purposes, including debt repayment. The Company has incurred losses for the past three years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. The term of these loans is typically for one year, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing and the Company believes that short-term bank loans will remain available on normal trade terms if needed. In 2019, management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that it continues to face a challenging competitive environment and expects to take actions that will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

We finance our ongoing operating activities by using funds from our operations, external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for the next twelve months.

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

(11)	Guangdong JiHeKang, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Guangdong JiHeKang; and

(12)	Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Zhejiang Chang Dian.

(13)	Chang Dian Tonglu, branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Tonglu.

(14)	Chang Dian Changxing, a branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Chang Dian Changxing.

(15)	Jiangsu Gu Xiang, a wholly-owned subsidiary of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company.The Company, indirectly through its 50% ownership interest in the JV Company, has a 50% economic interest in Jiangsu Gu Xiang.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $12,787,619 and $28,075,945 at December 31, 2018 and December 31, 2017, respectively.

Contingent consideration related to the acquisitions of Jinhua An Kao and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $7,256,000 and $0 at December 31, 2018 and December 31, 2017, respectively. Also see Note 26.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of December 31, 2018 and December 31, 2017, the Company’s restricted cash was $6,690,870 and $11,218,688, respectively.

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

As of December 31, 2018 and December 31, 2017, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of December 31, 2018 and 2017, the Company had a $120,010 and $133,930 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As of December 31, 2018 and December 31, 2017, the Company had notes receivable from unrelated parties of $ 72,712 and $0, respectively, which notes receivable typically mature within six months. As of December 31, 2018 and December 31, 2017, the Company had notes receivable from JV Company and other related parties of $3,861,032 and $1,137,289, respectively, which notes receivable typically mature within six months.

(g) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

As of December 31, 2018, the Company had made a total advance payments of RMB852 million (approximately $123 million) to Nanjing Shangtong Auto Technologies Co., Ltd. (“Nanjing Shangtong”) as an advance to purchase a production line and develop a new EV model for Kandi Hainan. Nanjing Shangtong is a total solutions contractor for Kandi Hainan and provides all the equipment and EV product design and research services used by Kandi Hainan. After such advances were transferred to construction in progress and expensed for R&D purposes, the Company had $0 left in Advance to Suppliers in current assets related to the purchases from Nanjing Shangtong as of December 31, 2018.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, and the acquisition costs of buildings or machinery. Capitalization of these costs ceases, and construction in progress is transferred to plants and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for until the assets are completed and ready for their intended use. As of December 31, 2018, $2,854,673 of interest expenses previously capitalized for CIP have been reimbursed by the government.

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

(l) Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition. The impact of the adoption of ASC Topic 606 on the Company’s consolidated financial statements is not material.

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

The Company generates revenue through EV parts and off-road vehicles. The revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are determined, reviewed and revised periodically by management. The amount of variable consideration recognize is limited and is not likely to be reversed. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

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

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $10,084,378, $27,628,085 and $26,504,650 for the years ended December 31, 2018, 2017 and 2016, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2018, 2017 and 2016, $17,787,445, $5,913,554 and $25,913,540, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	December 31,	December 31,	December 31,
	2018	2017	2016
Period end RMB : USD exchange rate	6.8764	6.5067	6.94585
Average RMB : USD exchange rate	6.6146	6.7568	6.64520

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

The stock-based option expenses for the years ended December 31, 2018, 2017 and 2016 were $1,586,926 net of a reversal for forfeited stock options of $2,644,877, $3,763,282 and $14,867,987, respectively. See Note 19. There were no forfeitures estimated during the reporting period.

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

As of December 31, 2018 and December 31, 2017, the Company determined that its goodwill was not impaired.

(u) Intangible Assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2018. The amortization expenses for intangible assets were $649,089, $82,095 and $82,095 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company has concluded, based on the contractual arrangements, that Kandi New Energy is a VIE and that the Company’s wholly-owned subsidiary, Kandi Vehicles, absorbs a majority of the risk of loss from the activities of this company, thereby enabling the Company, through Kandi Vehicles, to receive a majority of its expected residual returns.

Additionally, because Kandi New Energy is under common control with other entities, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the owners collectively own 100% of Kandi New Energy, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized in the Voting Rights Proxy Agreement, the Company believes that the owners collectively have control and common control of Kandi New Energy. Accordingly, the Company believes that Kandi New Energy was constructively held under common control by Kandi Vehicles as of the time the contractual agreements were entered into, establishing Kandi Vehicles as their primary beneficiary. Kandi Vehicles, in turn, is owned by Continental, which is owned by the Company.

(x) Reclassification

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” in the first quarter of 2018. Certain amounts included in the 2017 and 2016 condensed consolidated statement of cash flows have been reclassified to conform to the 2018 financial statement presentation as follows:

The Company has included restricted cash of $12,957,377 and $11,218,688, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the year ended December 31, 2017. As a result, the total amount at the beginning of the period on the statement of cash flows for the year ended December 31, 2017 has changed from $12,235,921 to $25,193,298; the total amount at the end of the period on the statement of cash flows for the year ended December 31, 2017 has changed from $4,891,808 to $ 16,110,496; and effect of exchange rate changes on the statement of cash of cash flows for the year ended December 31, 2017 has changed from $459,780 to $1,237,572.

The Company has included restricted cash of $16,172,009 and $12,957,377, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the year ended December 31, 2016. As a result, the total amount at the beginning of the period on the statement of cash flows for the year ended December 31, 2016 has changed from $16,738,559 to $ 32,910,568; the total amount at the end of the period on the statement of cash flows for the year ended December 31, 2016 has changed from $12,235,921 to $25,193,298; and effect of exchange rate changes on the statement of cash of cash flows for the year ended December 31, 2016 has changed from $(770,333) to $(1,727,697).

The Company has eliminated the line item of restricted cash of $2,516,481 from the financing activities section on the statement of cash flows for the year ended December 31, 2017. As a result, net cash used in financing activities of $7,298,060 on the statement of cash flows for the year ended December 31, 2017 has changed to net cash used in financing activities of $9,814,541. Net decrease in cash and cash equivalents and restricted cash of $7,803,893 on the statement of cash flows for the year ended December 31, 2017 has changed to net decrease in cash and cash equivalents and restricted cash of $10,320,374.

The Company has eliminated the line item of restricted cash of $2,257,268 from the financing activities section on the statement of cash flows for the year ended December 31, 2016. As a result, net cash provided by financing activities of $44,827,611 on the statement of cash flows for the year ended December 31, 2016 has changed to net cash provided by financing activities of $42,570,343. Net decrease in cash and cash equivalents and restricted cash of $3,732,305 on the statement of cash flows for the year ended December 31, 2016 has changed to net decrease in cash and cash equivalents and restricted cash of $5,989,573.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In June 2016, the FASB issued ASU 2016-13,” Measurement of Credit Losses on Financial Instruments”, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. The ASUs are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASUs is modified retrospective. We are currently obtaining an understanding of the ASUs and plan to adopt them on January 1, 2020.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory, which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted this standard prospectively in the first quarter of 2018. The impact of adoption on its Condensed Consolidated Financial Statements for any period presented is not material.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S. tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has finished the evaluation and determined there is no impact of on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

NOTE 8 - CONCENTRATIONS

(a)	Customers

For the years ended December 31, 2018, 2017 and 2016, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales					Trade Receivable
	Year	Year		Year
	Ended	Ended		Ended
	December 31,	December 31,		December 31,		December 31,	December 31,		December 31
Major Customers	2018	2017		2016		2018	2017		2016
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	43%	90	%(1)	60	%(2)	66%	74	%(3)	70	%(4)
Jinhua Chaoneng Automobile Sales Co. Ltd.	33%	4%		30%		22%	23%		19%

(1)	Including 89% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2017 10K Major Customer

(2)	Including 59% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2016 10K Major Customer

(3)	Including 71% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2017 10K Major Customer

(4)	Including 53% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in 2016 10K Major Customer

Trade receivable includes accounts receivable, amount due from the JV Company net of loans to the JV Company, and amount due from other related parties.

(b)	Suppliers

For the years ended December 31, 2018, 2017 and 2016, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases			Accounts Payable
	Year	Year	Year
	Ended	Ended	Ended
Major	December 31	December 31	December 31	December 31,	December 31,	December 31,
Suppliers	2018	2017	2016	2018	2017	2016
Jiangsu Tian Peng power supply Co., Ltd.	23%	-	-	20%	-	-
Shenzhen BiKe Power Battery Co., Ltd.	19%	-	-	14%	-	-

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). For the years ended December 31, 2018, 2017 and 2016, 3,900,000, 4,233,334 and 4,566,667 potentially dilutive shares were excluded from the calculation of dilutive earnings per share because their effect would have been anti-dilutive.

The following is the calculation of earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(5,694,699)	$(28,347,474)	$(6,510,757)
Weighted average shares used in basic computation	51,188,647	47,943,830	47,447,665
Dilutive shares	-	-	-
Weighted average shares used in diluted computation	51,188,647	47,943,830	47,447,665

loss per share:
Basic	$(0.11)	$(0.59)	$(0.14)
Diluted	$(0.11)	$(0.59)	$(0.14)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2018	2017
Accounts receivable	$34,394,738	$34,531,788
Less: allowance for doubtful accounts	(120,010)	(133,930)
Accounts receivable, net	$34,274,728	$34,397,858

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2018	2017
Raw material	$7,741,264	$7,256,498
Work-in-progress	1,571,179	2,831,678
Finished goods	13,526,126	6,512,537
Total inventories	22,838,569	16,600,713
Less: provision for slowing moving inventories	(840,701)	(620,919)
Inventories, net	$21,997,868	$15,979,794

NOTE 12 - NOTES RECEIVABLE

Notes receivable from unrelated parties as of December 31, 2018 and December 31, 2017, are summarized as follows:

	December 31,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	72,712	-
Notes receivable	$72,712	$-

Details of notes receivable from unrelated parties as of December 31, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	72,712	Shaanxi Hua Dao Auto Sales Co., Ltd.	Third Party	Payments for sales	Not due

Notes Receivable from JV Company and related party for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	3,861,032	1,137,289
Notes receivable	$3,861,032	$1,137,289

Details of Notes Receivable from JV Company and related party as of December 31, 2018 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	3,861,032	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

Details of Notes Receivable from JV Company and related party as of December 31, 2017 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	922,126	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	153,688	Kandi Jiangsu	Subsidiary of the JV Company	Payments for sales	Not due
3	61,475	Kandi Changxing	Subsidiary of the JV Company	Payments for sales	Not due

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
At cost:
Buildings	$30,638,417	$13,853,340
Machinery and equipment	63,398,627	7,916,562
Office equipment	852,172	532,774
Motor vehicles and other transport equipment	418,476	382,866
Molds and others	26,849,806	28,659,714
	122,157,498	51,345,256
Less: Accumulated depreciation
Buildings	$(5,019,075)	$(4,683,040)
Machinery and equipment	(8,442,940)	(7,216,464)
Office equipment	(393,893)	(305,367)
Motor vehicles and other transport equipment	(325,917)	(310,631)
Molds and others	(25,486,100)	(26,306,306)
	(39,667,925)	(38,821,808)
Less: provision for impairment for fixed assets	(443,650)	(522,477)
Plant and equipment, net	$82,045,923	$12,000,971

As of December 31, 2018 and 2017, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans were $8,105,419 and $9,019,993, respectively.

Depreciation expenses for the years ended December 31, 2018, 2017 and 2016 were $3,516,064, $4,371,561 and $4,448,010, respectively.

NOTE 14 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2018	2017
Cost of land use rights	$14,925,518	$15,676,450
Less: Accumulated amortization	(3,175,790)	(3,010,403)
Land use rights, net	$11,749,728	$12,666,047

As of December 31, 2018 and 2017, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $7,756,253 and $8,993,913 respectively. Also see Note 16.

The amortization expense for the years ended December 31, 2018, 2017 and 2016 were $ 348,533, $324,336 and $333,171, respectively.

Amortization expense for the next five years and thereafter is as follows:

2019	$348,533
2020	348,533
2021	348,533
2022	348,533
2023	348,533
Thereafter	10,007,063
Total	$11,749,728

NOTE 15 - CONSTRUCTION -IN-PROGRESS

Hainan Facility

In April 2013, the Company signed an agreement with the Wanning city government in Hainan Province to invest a total of RMB 1 billion to establish a factory in Wanning to manufacture 100,000 EV products annually. In January 2016, the Hainan Province government implemented a development plan to centralize manufacturing in certain designated industry parks. As a result, the Wanning facility was relocated from Wanning city to the Haikou city high-tech zone. Based on the agreement with the government, all of the expenses and lost assets resulting from the relocation were compensated for by the local government. As a result of the relocation, the contracts to build the manufacturing facility had to be revised in terms of total contract amount, technical requirements, completion milestones and others for the new construction site in Haikou. Currently, the Hainan facility’s main project including manufacturing plant and office, main manufacturing equipment and facilities has been completed and the Company has transferred associated construction-in-progress to fixed assets in 2018.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

As of December 31, 2018 and December 31, 2017, the Company’s CIP were $0 and $53,083,925, respectively.

All interest expenses previously capitalized for CIP were reimbursed by the government. There was no interest expense capitalized for CIP for the year ended December 31, 2018.

NOTE 16 - SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2018	2017
Loans from China Ever-bright Bank
Interest rate 5.22% per annum, paid off on April 25, 2018, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife,also guaranteed by the Company’s subsidiaries. See also Note 13 and Note 14.	-	10,758,141
Interest rate 5.655% per annum, due on April 25, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife,also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	10,179,745
Loans from Hangzhou Bank
Interest rate 4.79% per annum, paid off on October 15, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	7,499,962
Interest rate 5.66% per annum, due on October 14, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	7,096,737
Interest rate 4.79% per annum, paid off on July 4, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	11,096,255
Interest rate 5.66% per annum, due on July 1, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	5,816,997	-
Interest rate 5.66% per annum, due on July 4, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	4,682,683	-
Interest rate 4.35% per annum, paid off on March 26, 2018, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	3,688,506
Interest rate 5.66% per annum, due March 25, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	2,763,074	-
	$30,539,236	$33,042,864

Long-term loan is summarized as follows:

	December 31,	December 31,
	2018	2017
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	28,794,136	30,737,547
	$28,794,136	30,737,547

The interest expense of the short-term and long-term bank loans for the years ended December 31, 2018, 2017 and 2016 were $ 1,708,766, $1,525,585 and $1,831,667, respectively.

As of December 31, 2018, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $6,440,870 and $11,218,688 were held as collateral for the notes payable as of December 31, 2018, and December 31, 2017, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also includes borrowing from third parties.

Notes payable for December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Bank acceptance notes:
Due January 4, 2018	$-	$4,987,167
Due April 19, 2018	-	230,532
Due May 6, 2018	-	1,168,027
Due June 18, 2018	-	2,305,316
Due June 21, 2018	-	376,019
Due June 25, 2018	-	153,688
Due June 27, 2018	-	76,844
Due June 29, 2018	-	2,382,160
Due January 9, 2019	872,550	-
Due January 11, 2019	261,765	-
Due January 12, 2019	1,454,249	-
Due February 21, 2019	72,712	-
Due February 28, 2019	872,550	-
Due March 10, 2019	436,275	-
Due March 20, 2019	290,850	-
Due April 11, 2019	72,712	-
Due May 1, 2019	2,908,499	-
Due May 2, 2019	1,089,233	-
Due May 7, 2019	436,275	-
Commercial acceptance notes:
Due March 29, 2019	2,763,074	10,758,140
Other Notes Payable:
Due May 6, 2019	1,256,875	5,638,052
Total	$12,787,619	$28,075,945

NOTE 18 – TAXES

(a)	Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles qualifies as a High and New Technology Enterprise (“HNTE”) company in the PRC, and is entitled to pay a reduced income tax rate of 15% for the years presented. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. The applicable CIT rate of each of the Company’s four other subsidiaries, Kandi New Energy, Yongkang Scrou, Jinhua An Kao and Kandi Hainan, the JV Company and its subsidiaries, and the Service Company is 25%.

The Company’s final effective tax rate for December 31, 2018, 2017 and 2016 was a tax expense of 374.30% on a reported income before taxes of approximately $2.1 million, a tax benefit of 10.32% on a reported loss before taxes of approximately $31.6 million and a tax expense of 11.69% on a reported loss before taxes of approximately $5.8 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2018, 2017 and 2016.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2018, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018 the Company has no accrued interest or penalties related to uncertain tax positions. The Company has not recorded a provision for U.S. federal income tax for year ended December 31, 2018 due to a net operating loss for the U.S. companies as a whole in 2018 and an accumulated net operating loss carry forward from prior years in the United States.

As of December 31, 2018 and December 31, 2017, we had unrecognized tax benefits of $0 million and $12.2, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $12.2 million. After considering valuation allowance, none of the unrecognized tax benefits, if recognized, would affect our effective tax as of December 31, 2018 and December 31, 2017. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carry forwards, which are offset by valuation allowance.

Our unrecognized tax benefit activity for fiscal 2018, 2017 and 2016 was as follows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Beginning balances	$12,166,810	$-	$-
Increases related to tax positions taken during a prior year	-	11,376,521	-
Decreases related to tax positions taken during a prior year	(12,166,810)	-	-
Increases related to tax positions taken during the current year	-	790,289	-
Ending balances	$-	$12,166,810	$-

Income tax expenses for the year ended December 31, 2018, 2017 and 2016 are summarized as follows:

	For Year Ended
	December 31,
	2018	2017	2016
Current:
Provision for CIT	$2,954,980	$2,184,985	$601,212
Provision for Federal Income Tax	-	-	-
Deferred:
Provision for CIT	4,815,774	(5,448,015)	80,334
Provision for Federal Income Tax	-	-	-
Income tax expense (benefit)	$7,770,754	$(3,263,030)	$681,546

The reconciliation of taxes at the PRC statutory rate (25% in 2018 and 2017) to our provision for income taxes for the years ended December 31, 2018 and 2017 was as follows:

	For Year Ended
	December 31,
	2018	2017	2016
Expected taxation at PRC statutory tax rate	$519,014	$(7,902,626)	$(1,457,303)
Effect of differing tax rates in different jurisdictions	292	242,375	(1,403,077)
Tax except income	(1,300,212)	-	-
Non-deductible expenses(1)	2,683,306	1,735,581	1,103,158
Research and development super-deduction	(487,725)	(105,186)	(43,826)
Under-accrued EIT for previous years	171,623	267,574	(2,727,454)
Effect of PRC preferential tax rates	607,069	1,277,678	-
Addition to valuation allowance	5,793,368	1,271,728	5,301,677
Other	(215,981)	(50,154)	(91,629)
Income tax (benefit) expense	$7,770,754	$(3,263,030)	$681,546

(1)	It’s mainly due to share of loss in JV Company and its subsidiaries.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2018 and December 31, 2017 are summarized as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$8,204	$192,046
Tangible	113,767	182,961
Loss carried forward	7,029,548	6,581,726
Total deferred tax assets	7,151,519	6,956,733
Deferred tax liabilities:
Expense	(1,022,141)	(1,553,935)
Intangible	(1,019,776)	-
Total deferred tax liability	(2,041,917)	(1,553,935)
Net deferred tax assets (liabilities)	$5,109,602	$5,402,798
less: valuation allowance	(6,812,741)	(1,019,373)
Net deferred tax assets(liabilities), net of valuation allowance	$(1,703,139)	$4,383,425

The aggregate NOLs in 2018 was $28.1 million and the aggregate NOLs in 2017 was $22.7 million deriving from entities in the PRC, Hong Kong and US. The NOL will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss Pre-2018 in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

Operating loss carry forward for tax purpose resulted in a deferred tax asset of $7.03 million at December 31, 2018. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31, 2018, 2017 and 2016 are summarized as follows:

	For Year Ended
	December 31,
	2018	2017	2016
Income(loss) before income taxes consists of:
PRC	$(1,909,305)	$(25,471,997)	$6,023,694
Non-PRC	3,985,360	(6,138,507)	(11,852,905)
Total	$2,076,055	$(31,610,504)	$(5,829,211)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31, 2017	$1,019,373
Additions-change to tax expense	5,793,368
Balance at December 31, 2018	$6,812,741

(b)	Tax Holiday Effect

For the year ended December 31, 2018, 2017 and 2016, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2018, 2017 and 2016.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended
	December 31,
	2018	2017	2016
Tax benefit (holiday) credit	$1,090,348	$105,186	$36,522
Basic net income per share effect	$0.000	$0.000	$0.020

(c)	The Tax Cuts and Job Act

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we recorded provisional estimates related to the remeasurement of deferred taxes and the Deemed Repatriation Transition Tax in our financial statements for our fiscal year ended December 31, 2017. The measurement period ended on December 22, 2018. As of December 22, 2018, we have completed the accounting for the impact of the Tax Act based on the guidance, interpretations, and data available. No adjustments to these provisional estimates have been recorded.

Under GILTI tax rules the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the guilty as a current-period expense when incurred.

NOTE 19 - STOCK OPTIONS AND WARRANTS

(a)	Stock Options

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and will amortize the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. There were $1,586,926 in stock compensation expenses associated with stock options booked for the year ended December 31, 2018. After netting of an expense reversal of $2,644,877 for forfeited stock options for the year ended December 31, 2018, the net stock compensation expenses associated with stock options were negative $1,057,951 for the year ended December 31, 2018.

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2017	4,566,667	9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,333)	9.72
Outstanding as of December 31, 2017	4,233,334	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,334)	9.72
Outstanding as of December 31, 2018	3,900,000	$9.72

The fair value of each of the options to purchase 4,900,000 shares of common stock issued to the employees and directors on May 29, 2015 is $8.1613 per share.

(b) Warrants

As of December 31, 2018 and December 31, 2017, all outstanding warrants had been exercised and derivative liability relating to the warrants issued to the investors and a placement agent was $0.

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

In November 2016, the Company entered into a three-year employment agreement with Mr. Mei Bing, to hire him as the Company’s Chief Financial Officer. Under the agreement, Mr. Mei Bing was entitled to receive an aggregate 10,000 shares of common stock each year, vested in four equal quarterly installments of 2,500 shares. On January 29, 2019, Mr. Mei resigned from his position as the Company’s CFO.

On January 29, 2019, the board appointed Ms. Zhu Xiaoying as interim Chief Financial Officer. As disclosed in Form 8K, Ms. Zhu was entitled to receive 10,000 shares of the common stock under the Company’s 2008 Omnibus Long-Term Incentive Plan annually as a year-end equity bonus.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the Board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of three or six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees, comprising a total of 335,000 shares of common stock for each fiscal year, beginning with the 2013 fiscal year, under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), if the Company’s “Non-GAAP Net Income” for the current fiscal year increased by 10% comparing to that of the 2013. The specific number of shares of common stock to be issued in respect of such award could proportionally increase or decrease if the actual Non-GAAP Net Income increase was greater or less than 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2014 fiscal year increased by 10% compared to the Non-GAAP Net Income for the 2013 fiscal year, the selected executives and other key employees each would be granted his or her target amount of common stock of the Company. If Non-GAAP Net Income in 2014 was less than Non-GAAP Net Income in 2013, then no common stock would be granted. If Non-GAAP Net Income in 2014 increased compared to Non-GAAP Net Income in 2013 but the increase was less than 10%, then the target amount of the common stock grant would be proportionately decreased. If Non-GAAP Net Income in 2014 increased compared to Non- GAAP Net Income in 2013 but the increase was more than 10%, then the target amount of the common stock grant would be proportionately increased up to 200% of the target amount based on the modification to 2013’s proposal in 2014. Any such increase in the grant would be subject to the total number of shares available under the 2008 Plan, and the Company’s Board and shareholders would need to approve any increase in the number of shares reserved under the 2008 Plan if all the shares originally reserved are granted. On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the 2008 Plan at its annual meeting. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for selected executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year, with the other terms remaining the same. On February 13, 2017, the Board authorized the Company to grant 246,900 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan. On April 18, 2018, the Board authorized the Company to grant 238,600 shares of common shares to certain management members and employees as compensation for their past services under the 2008 Plan.

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

For the year ended December 31, 2018, 2017 and 2016, the Company recognized $1,343,560, $1,428,025 and $91,700 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		December 31,	December 31,
	Remaining useful life	2018	2017
Gross carrying amount:
Trade name	3 years	$492,235	$492,235
Customer relations	3 years	304,086	304,086
Patent	6.5-8.17 years	4,624,513	-
		5,420,834	796,321
Less: Accumulated amortization
Trade name		$(338,307)	$(287,561)
Customer relations		(208,993)	(177,644)
Patent		(545,407)	-
		(1,092,707)	(465,205)
Intangible assets, net		$4,328,127	$331,116

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $ 649,089, $82,095 and $82,095 for the year ended December 31, 2018, 2017 and 2016, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2019	$649,089
2020	649,089
2021	649,089
2022	569,730
2023	566,994
Thereafter	1,244,136
Total	$4,328,127

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

As of December 31, 2018, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Zhejiang Chang Dian and each of its three direct wholly-owned subsidiaries, i.e., Chang Dian Tonglu, Chang Dian Changxing and Jiangsu Gu Xiang; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian, JiHeKang Tianjin and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting because the Company has a 50% ownership interest in the JV Company. As a result, the Company’s consolidated net income for the year ended December 31, 2018, 2017 and 2016, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Year Ended
	2018	2017	2016
Condensed income statement information:
Net sales	$122,480,854	$192,748,328	$179,328,669
Gross (loss) profits	(17,749,674)	3,599,634	19,278,511
Gross margin	-14.5%	1.9%	10.8%
Net loss	(36,340,082)	(22,699,965)	(14,155,578)
% of net sales	-29.7%	-11.8%	-7.9%
Company’s share in net loss of JV based on 50% ownership	$(18,170,041)	$(11,349,983)	$(7,077,789)

	December 31,	December 31,
	2018	2017
Condensed balance sheet information:
Current assets	$751,143,254	$696,683,086
Noncurrent assets	140,736,300	179,943,752
Total assets	$891,879,554	$876,626,838
Current liabilities	633,711,465	703,629,444
Noncurrent liabilities	-	30,737,547
Equity	258,168,089	142,259,847
Total liabilities and equity	$891,879,554	$876,626,838

For the years ended December 31,2018, 2017 and 2016, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. During 2018, the JV Company sold a total of 10,259 units of EV products in the PRC. Because the Company has a 50% ownership interest in the JV Company and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but instead included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for years ended of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Investment in JV Company, beginning of the period,	$70,681,013	$77,453,014
Investment in JV Company in 2018	79,256,588	-
Share of loss
Company’s share in net loss of JV based on 50% ownership	(18,170,041)	(11,349,982)
Intercompany transaction elimination	(160,254)	(432,295)
Year 2017 unrealized profit realized	441,589	226,975
Subtotal	(17,888,706)	(11,555,302)
Exchange difference	(3,119,002)	4,783,301
Investment in JV Company, end of the period	$128,929,893	$70,681,013

Sales to the Company’s customers, the JV Company and its subsidiaries, for the year ended December 31, 2018 were $48,731,310 or 43.3% of the Company’s total revenue for the year, a decrease of 47.6% of the sales to the JV Company from the previous year. Sales to the JV Company and its subsidiaries were primarily battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of December 31, 2018 and December 31, 2017, the current and noncurrent amount due from the JV Company and its subsidiaries, was $67,801,735 and $162,329,623, respectively. The breakdown is as below:

	December 31,	December 31,
	2018	2017

Kandi Shanghai	$29,106,464	$2,354,195
Kandi Changxing	203,028	912,760
Kandi Jinhua	-	15,718
Kandi Jiangsu	614,537	1,506,199
Liuchuang	123,210	-
Zhejiang Chang Dian	273,927	-
JV Company	37,480,569	157,540,751
Consolidated JV	$67,801,735	$162,329,623

On May 23, 2018, in order to obtain its manufacturing license, the JV Company increased its registered capital by RMB 1.09 billion (approximately $159 million), of which Kandi Vehicle contributed its portion by converting loans to the JV company in the amount of RMB 545 million (approximately $79 million) that were previously included in the current and noncurrent amount due from the JV Company and its subsidiaries into the JV Company’s registered capital. Geely Group became a new shareholder of the JV Company by investing RMB 545 million (approximately $79 million) in the JV Company.

As of December 31, 2018 and December 31, 2017, the current and noncurrent amount due to the JV Company and its subsidiaries, was $118,273 and $0, respectively. The breakdown is as below:

	December 31,	December 31,
	2018	2017

Kandi Jinhua	$118,273	$-
Consolidated JV	$118,273	$-

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1)	Guarantees for bank loans

	December 31,	December 31,
Guarantee provided to	2018	2017
Kandi Electric Vehicles Group Co., Ltd.	7,271,247	-
Kandi Electric Vehicles Jiangsu Co., Ltd.	7,271,247	-
Total	$14,542,494	$-

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s loan in the amount of $2,908,499 from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. As far as NGCL repays the principal and interest according to the agreement, the plaintiff will not ask the Company for recovery. As of December 31, 2018, the Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,217,323 from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. In addition, the court found that the Company and the three other parties, acted as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from the guarantor liability for this default. As of October 31, 2017, the Company has made all four installments in the total of RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from the guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 11.9 million has been reimbursed to the Company as of the date of this report and the remains is expected to be reimbursed in installments within next two years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August 29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $3,053,924 from Bank of China, with a related period of August 29, 2018 to February 29, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On August 30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,271,247 from China Merchants Bank Nantong branch, with a related loan period of August 31, 2018 to February 28, 2019, and has been paid off on February 1, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the Kandi Jiangsu fails to perform its obligations as set forth therein.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $4,217,323 from Bank of China, with a related period of September 3, 2018 to March 3, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the JV Company fails to perform its obligations as set forth therein.

(2)	Pledged collateral for bank loans to other parties.

As of December 31, 2018 and December 31, 2017, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All the remaining cases are in the New York federal court, and lead plaintiff and lead counsel have been appointed. Kandi has moved to dismiss the remaining cases and that motion remains pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. Lead plaintiff and lead counsel have been appointed. The directors have moved to dismiss the remaining case and that motion remains pending.

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

In February 2019, this same shareholder commenced a derivative action against certain current and former directors of the Company in a pre-suit demands in the Delaware Court of Chancery. The Board of Directors approved the formation of a Special Litigation Committee (“SLC”) and the retention of a Delaware law firm as independent counsel to the SLC. The SLC and its independent counsel are in the process of conducting an investigation of the allegations of misconduct set forth in the pre-suit demands.

The Company believes that although its financial statements for the years 2014, 2015 and the first three quarters of 2016 were restated, the restatements had no effect on its net income. While the Company further believes that the claims in the litigations are without merit and will defend itself vigorously, Kandi is unable to estimate the possible loss, if any, associated with the litigations. The ultimate outcome of any litigation is uncertain and the outcome of these matters, whether favorable or unfavorable, could have a negative impact on Kandi’s financial condition or results of operations due to defense costs, diversion of management resources and other factors. Defending litigation can be costly, and adverse results in the Litigations could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on Kandi’s future financial position.

NOTE 24 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Year Ended December 31,
	2018	2017	2016
	Sales Revenue	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$12,741,570	$4,817,517	$4,919,054
China	99,697,258	97,988,104	124,572,959
Total	$112,438,828	$102,805,621	$129,492,013

Major products
EV parts	$99,099,312	$97,355,828	$120,079,312
EV products	-	-	3,718,291
Off-road vehicles	13,339,516	5,449,793	5,694,410
Total	$112,438,828	$102,805,621	$129,492,013

Timing of revenue recognition
Products transferred at a point in time	$112,438,828	$102,805,621	$129,492,013
Total	$112,438,828	$102,805,621	$129,492,013

NOTE 25 – Related Party Transactions

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties (other than the JV Company and its subsidiaries) for 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Service Company	-	-	3,913,031
Total	$-	$-	$3,913,031

The details for amount due from related parties (other than the JV Company and its subsidiaries) as of the December 31, 2018 and 2017 were as below:

	December 31,	December 31,
	2018	2017
Service Company	-	162,048
Total due from related party	$-	$162,048

The Company previously had a 9.5% ownership interest in the Service Company and Mr. Hu, Chairman and CEO of the Company, has a 13% ownership interest in the Service Company. In June 2018, Kandi Vehicles transferred its 9.5% ownership interest in the Service Company to Geely Group. As a result of this transaction, the amounts due from related parties in connection with the Service Company were transferred to accounts receivable. The main transactions between the Company and the Service Company are purchases by the Service Company of batteries and EV parts.

For transactions with the JV Company and its subsidiaries, please refer to Note 22.

NOTE 26 - ACQUISITIONS

Jinhua An Kao

On January 3, 2018, Kandi Vehicles completed the acquisition of 100% of the equity of Jinhua An Kao Power Technology Co., Ltd., located in Jinhua City, Zhejiang Province, China. Jinhua An Kao manufactures and markets a unique system of pure electric car battery replacement technologies including an intelligent constant-temperature charging station, a 50-100 channel intelligent battery charging system, a car battery replacement tool, and a car washing machine. Jinhua An Kao also owns plug-in and soft-connection PACK technology. The acquisition is intended to strengthen Kandi’s EV battery exchange offerings in order to be the best available in the market. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, Jinhua An Kao achieved its first year net profit target. According to the agreement, the former shareholders of An Kao will receive 739,959 shares of Kandi’s restrictive common stock or 12.5% of total Kandi stock in the purchase price.

As of the acquisition date, the Company recorded a contingent liability of approximately $8.71 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the An Kao Shareholders upon the achievement of certain net income-based milestones. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 2,959,837 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the year of 2018, the Company recorded a gain of approximately $3.0 million in the accompanying statements of income representing the decrease in fair value of this obligation between the acquisition date and December 31, 2018, which was largely due to the decrease of the Company’s stock price during the period.

The components of the preliminary purchase price as of the acquisition date for Jinhua An Kao are as follows:

Cash	$3,988,765
Stock awards	20,718,859
Fair value of contingent consideration	8,712,996
Total	$33,420,620

The Company accounted for the acquisition as business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

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

The Company’s condensed consolidated financial statements included approximately $10 million of revenue and approximately $1.3 million of operating income related to the operating results for Jinhua An Kao from its date of acquisition.

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

Unaudited Pro Forma Combined Statements of Operations Information

	Year Ended December 31,
	2018	2017
Revenue	$112,438,828	$114,550,699
LOSS FROM OPERATIONS	$(1,638,348)	$(26,235,651)
NET LOSS	$(5,694,699)	$(28,414,886)

SC Autosports

On July 1, 2018, Kandi Vehicles completed the acquisition of 100% of the equity of SC Autosports (formerly Sportsman Country). SC Autosports is a Dallas TX based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in off-road vehicle parts wholesale and retail. The acquisition is an entry point to gain a compelling opportunity for business integration and market expansion in America which will provide Kandi a solid foundation for future strategic business development. The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration up to an additional 1,547,721 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. According to the agreement, the former members of SC Autosports will receive 343,938 shares of Kandi’s restrictive common stock or 20% of total Kandi stock in the purchase price.

As of the acquisition date, the Company recorded a contingent liability of approximately $5.3 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to SC Autosports’ former members upon the achievement of certain net income-based milestones. The Transfer Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 1,547,721 shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income. During the year of 2018, the Company recorded a gain of approximately $0.4 million in the accompanying statements of income representing the decrease in fair value of this obligation between the acquisition date and December 31, 2018, which was largely due to the decrease of the Company’s stock price during the period.

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

The Company recorded the excess of the purchase price over the estimated fair values of the identified assets as goodwill, which is non-deductible for tax purposes. Goodwill was established primarily based on revenue and earnings projections associated with SC Autosports’ future operations, as well as synergies expected to be gained from the integration of the business into the Company’s existed operations.

The Company’s condensed consolidated financial statements included approximately $7.9 million of revenue and approximately $1.6 million of operating income related to the operating results for SC Autosports from its date of acquisition.

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

Unaudited Pro Forma Condensed Combined Statements of Operations Information

	Year Ended December 31,
	2018	2017
Revenue	$120,537,086	$117,870,874
LOSS FROM OPERATIONS	$(1,519,581)	$(25,063,646)
NET LOSS	$(5,575,932)	$(27,328,881)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2018. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2018, the last day of our fiscal year of 2018. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2018 based on those criteria, and the control deficiencies “including lack of adequate knowledge of US GAAP and SEC rules; inaccurate accounting for income taxes” in 2017 10K report has been corrected by December 31, 2018.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP, has audited the effectiveness of our ICFR as of December 31, 2018 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

 There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following:

(i)The company employed a US tax accountant with qualifications for corporate income tax practice registration to reassess the US corporate income tax since 2007. The tax accountant examined the existing contracts, current applicable accounting estimates and accounting policies, and assessed the obligations that the contract needs to perform, the transaction price, the allocation and control of the transaction price, and the difference and impact of the transfer and the determination of the liability between the entity and the agent. According to the evaluation results of the professional institution, the company’s corporate income tax accounting, internal control requirement on the time and mode of sales recognition have been in line with ASC606 and ASC740 guidelines since the Company was formed (since 2007); US corporate income tax accounting data is accurate; and it has no significant impact on all 10K financial reports since 2007.

(ii)The company’s key position staff have received training from US tax accountant with US corporate income tax declare qualifications, and gained sufficient knowledge and professional skills about SEC regulations and US GAAP. Through the financial practice in Q1\Q2\Q3 in 2018, their performance indicates that they have the ability to process US GAAP financial reports adequately, efficiently, and accurately.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 8, 2019:

Name	Age	Position	Served From
Hu Xiaoming	62	Chairman of the Board, President and Chief Executive Officer	June 2007
Mei Bing (4)	54	Former Chief Financial Officer	November 2016-January 2019
Zhu Xiaoying (4)	48	Interim Chief Financial Officer	January 2019
Zhu Feng	48	Director	December 2017
Chen Liming (1), (2), (3)	82	Director (Independent)	May 2012
Lin Yi (2), (3)	66	Director (Independent)	May 2017
Jerry Lewin (1)	64	Director (Independent)	November 2010
Henry Yu (1), (2), (3)	65	Director (Independent)	July 2011

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

(4)	Mr. Mei resigned from his position as the Company’s CFO on January 29, 2019. The Board appointed Ms. Zhu Xiaoying as interim CFO, effective January 29, 2019.

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

Mei Bing was appointed as Chief Financial Officer, effective November 14, 2016 and resigned from his position on January 29, 2019. Mr. Mei is a seasoned financial executive with over 15 years of distinguished corporate executive career with large multinational enterprises and middle market companies in the U.S. and China. Prior to joining the Company, Mr. Mei served as Chief Financial Officer and Board Secretary of Skystar Bio-Pharmaceutical Company, a publicly traded leading biotechnology company in China since July 2011. From June 2015 through June 2016, Mr. Mei also served as an Independent Non-Executive Member of the Board of Directors and Chairman of Audit Committee of PharmaMax Corporation in China. From January 2006 through July 2011, Mr. Mei served as Chief Financial Officer of Avineon, Inc., a multinational technology company in the U.S., where he managed the Company’s global financial operations in North America, Asia and Europe. Previously, Mr. Mei served as Controller of Arrowhead Global Solutions, Inc. (now part of Harris Corporation), a global provider of satellite communications to remote and harsh environments in the U.S. In addition, Mr. Mei served as Controllers of PICS, Inc. and Thompson Hospitality Corporation, a member of the Compass Group family of companies. Mr. Mei received a B.S. in Economics from Zhejiang University in Hangzhou, China and holds an M.B.A. from The Fuqua School of Business at Duke University where he graduated with distinction as a Fuqua Scholar. Mr. Mei is a Certified Public Accountant (CPA) in the State of Maryland, a Certified Management Accountant (CMA), and a Chartered Global Management Accountant (CGMA).

Zhu Xiaoying, was appointed as interim Chief Financial Officer, effective January 29, 2019. Ms. Zhu has been engaged in the financial management industry for over 20 years. She has extensive experience in the financial management of publicly traded companies. From October 2003 to June 2007, Ms. Zhu was the Chief Financial Officer of Zhejiang Kandi Vehicle Co., Ltd.; from June 29, 2007 to April 30, 2015, Ms. Zhu served as the Company’s Chief Financial Officer. After her time as Kandi’s Chief Financial Officer, she returned to Zhejiang Kandi Vehicle Co., Ltd. as its Chief Financial Officer, where she is currently employed. Prior to 2003, Ms. Zhu served as a financial manager at Zhejiang YongKang Auto Manufacturing Company. Ms. Zhu graduated from Hangzhou University of Electronic Technology with a degree in accounting in July 1992 and obtained the EMBA certificate from Hong Kong Polytechnic University in 2011. Ms. Zhu has obtained qualification certificate of the chief financial officer, the international registered internal auditor (CIA) qualification certificate, the CMMA international registered management accountant qualification certificate, and the national first-level credit manager qualification certificate in China.

Zhu Feng was appointed as a director of the Company on December 28, 2017. Zhu Feng serves as President of Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”) since January 2017. Prior to that, he was Executive Vice President of the JV Company since 2015. From 2014 to 2015, he also served as Executive Vice General Manager of Kandi Electric Vehicles (Shanghai). Since 2004, he served as Vice General Manager of Shanghai Maple Automobile, Vice General Manager of LTI Automobile Company, Assistant General Manager of LTI Automobile Brand Company, and Director of Overseas Manufacturing Business European Region of JiaFeng International Sales Company. Mr. Zhu joined Geely Automobile Group since 2002, served as head of development planning department, head of standards and regulations department and head of foreign cooperation department. Mr. Zhu has nearly 20 years of extensive experience in automotive manufacturing industry specializing in advanced production and supply chain management. Mr. Zhu received an M.B.A. degree from Xi’an Jiaotong University in China. Mr. Zhu’s extensive experience in the automotive manufacturing industry qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve as a director.

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

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our “Code of Business Conduct and Ethics” is included as exhibit 14.1 to our annual report on Form 10-K filed on March 16, 2015. A copy of our “Code of Business Conduct and Ethics” will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://en. kandivehicle. com

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2018, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following:(i) Hu Xiaoming did not timely file Form 4 after being issued 90,000 shares on April 21, 2018, however, the Form 4 corresponding to this transaction was subsequently filed on June 29, 2018. Additionally, Mr. Hu did not timely file Form 4 after acquiring 37,461 shares on August 3, 2018, however, the Form 4 was subsequently filed August 14, 2018. (ii) Mei Bing did not timely file Form 4 after being issued 2,500 shares on January 10, 2018, however, the Form 4 corresponding to this transaction was filed March 13, 2018. Mr. Mei did not timely file Form 4 after being issued 2,500 shares on April 10, 2018, however, the Form 4 corresponding to this transaction was filed June 29, 2018. Mr. Mei did not timely file Form 4 after being issued 2,500 shares on July 12, 2018 and 2,500 shares on November 9, 2018, however, the Form 4 corresponding to both of these transactions was subsequently filed November 15, 2018. (iii) Henry Yu did not timely file Form 4 after being issued 5,000 shares on February 2, 2018, however, the Form 4 corresponding to this transaction was subsequently filed March 13, 2018. Mr. Yu did not timely file Form 4 after being issued 5,000 shares on August 11, 2018, however, the Form 4 corresponding to this transaction was subsequently filed on August 15, 2018. (iv) Jerry Lewin did not timely file Form 4 after being issued 5,000 shares on February 1, 2018, however, the Form 4 corresponding to this transaction was subsequently filed March 13, 2018. As of the date of this report, all of the filings mentioned above have been made.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2018, 2017 and 2016, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2018 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2018. The individuals listed in the table below are referred to as the “named executive officers”.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)(3)	($)(4)	($)	($)	($)	($)
Hu Xiaoming(1)	2018	$27,213		$459,000	340,056	-	-	-	$826,268
CEO, President and	2017	$26,983		$425,000	1,326,217	-	-	-	$1,778,200
Chairman of the Board	2016	$27,331		$-	3,060,500	-	-	-	$3,087,831

Mei Bing(2)	2018	$180,000	-	$35,000	-	-	-	-	$215,000
Former CFO	2017	$180,000	-	$35,000	-	-	-	-	$215,000
	2016	$30,000	-	$-	-	-	-	-	$30,000

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Mr. Mei was appointed as CFO of the Company on November 14, 2016 and resigned from his position as CFO on January 29, 2019.

(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year

Salary and Incentive Compensation

In fiscal 2018, the primary components of our executive compensation programs were base salary and equity compensation.

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

At our 2008 annual shareholders meeting, our stockholders approved the adoption of the Plan. As of December 31, 2016, 2,600,000 options have been granted under the Plan to the Company’s employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

On December 30, 2013, the Board of Directors approved a proposal (as submitted by the Compensation Committee) of an award for selected executives and other key employees comprising a total of 335,000 shares of common stock for each fiscal year beginning with the 2013 fiscal year under the Plan to be delivered upon the Company’s determination that the Company’s “Non-GAAP Net Income” for the fiscal year increased by 10%. “Non-GAAP Net Income” means the Company’s net income for a particular year calculated in accordance with GAAP, excluding option-related expenses, stock award expenses, and the effects caused by the change of fair value of financial derivatives. For example, if Non-GAAP Net Income for the 2013 fiscal year increases by 10% compared to the Non-GAAP Net Income for the 2012 fiscal year, the selected executives and other key employees will each be granted his or her target amount of common stock of the Company at the end of March 2014. If Non-GAAP Net Income in 2013 is less than Non-GAAP Net Income in 2012, then no common stock will be granted. If Non-GAAP Net Income in 2013 increases compared to Non-GAAP Net Income in 2012 but the increase is less than 10%, then the target amount of the common stock grant will be proportionately decreased. If Non-GAAP Net Income in 2013 increases compared to Non- GAAP Net Income in 2012 but the increase is more than 10%, then the target amount of the common stock grant will be proportionately increased.

On July 25, 2014, the Board of Directors approved a proposal submitted by the Compensation Committee to modify the languages of stock awards in the Board Resolution of December 30, 2013. The modification was to replace the language stating “in the future years the stock grant amount will be adjusted accordingly based on the Non-GAAP net income in 2013 and the Exhibit A attached hereto; if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income continues increasing, the stock grant amount will increase according to the Non-GAAP net income increase percentage” with language stating “in the future years if the Non-GAAP net income in one year increases 10% compared with the previous year, the total amount of stock listed in the Exhibit A attached to the original Resolutions will be granted to certain employees (management of the Company is authorized to determine list of employees and stock amount rewarded based on position adjustment of employees, performance and tenure of each employee in that year); if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income in one year is 10% less than or 10% more than the Non-GAAP net income in the previous year, then the stock grant amount will decrease or increase according to the Non-GAAP net income decrease or increase percentage, but the total amount rewarded may not be over 200%.”

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based upon the closing price of the Company’s stock on the date of grant of the award. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of 2014. Compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved the termination of the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for select executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior staff. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2018, no option shares were exercised. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2018, by those individuals who served as our named executive officers during any part of fiscal year 2018.

Name	Number of Securities underlying Unexercised Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hu Xiaoming (1)(2)	900,000	-	-	$9.72	5/28/2025	-	-	-	-

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

We have employment agreements with our named executive officers. The agreements provide an annual salary for Mr. Hu and Mr. Mei, with bonuses to be decided at the discretion of our Board at year-end. The employment agreements for Mr. Hu has a three (3) year term, ending on June 9, 2020, and the employment agreements for Mr. Mei has a three (3) year term, ending on November 13, 2019. Mr. Mei resigned from his position as the Company’s CFO on January 29, 2019.

Potential Payments Upon Termination or Change of Control

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, as defined in the agreement, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty pursuant to the employee’s employment agreement. If the named executive officer is not terminated for cause, the Company will pay the remaining portion of the executive officer’s salary.

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2018 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$8,725	-	-	-	-	-	$8,725

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$9,071	-	-	-	-	-	$9,071

Zhu Feng	$8,725						$8,725

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2018, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin with 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2018, 70,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.

(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB 5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

The aggregate number of stock options and restricted outstanding, as of December 31, 2018, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted
		stock
Henry Yu	0	102,836
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	70,000
Zhu Feng	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 8, 2019, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 51,496,944 shares of our Common Stock outstanding on March 8, 2019.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Excelvantage Group Limited(3)	12,552,372	(1)	24.37%
Common Stock	Hu Xiaoming	13,907,449	(2)	27.01%
Common Stock	Zhu Xiaoying	643,992		1.25%
Common Stock	Henry Yu	107,836		*
Common Stock	Jerry Lewin	75,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Zhu Feng	-		-
All officers and directors		14,734,277		28.61%

*	Less than 1%

(1)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the ordinary shares in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

(2)	Includes (i) 1,355,077 shares owned directly by Mr. Hu, (ii) 12,552,372 shares owned by Excelvantage Group Limited. As reflected in footnote 1, Mr. Hu may be deemed to be the beneficial owner of these shares.

(3)	Principal offices located at Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

For the discussion of Transactions with Related Parties, please refer to Note 25 – Related Party Transactions under Item 8 Notes to Consolidated Financial Statements of the Company.

Procedures For Approval of Related Party Transactions

According to the Company policy on Related-Party Transactions (the “Policy”), a “Related Transaction” is “any transaction, includes, but not limited to, any financial transaction, arrangement, relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest”. The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

Under the Policy, The Company’s proposed material related transaction with related persons shall be submitted to the Board for consideration and discussion after an independent director presents his/her approval opinion beforehand. The Audit Committee shall conduct an audit on the related-party transaction and prepare a written opinion, and can engage independent financial advisers to issue a report as a basis for its judgment, then submit it to the Board. The Policy states that the Board meeting can be held as long as non-affiliated directors making up a majority of the Board attend, and any resolution made by the Board must be approved by a majority of non-affiliated directors.

Director Independence

Messrs. Henry Yu, Chen Liming, Lin Yi and Jerry Lewin are all non-employee directors, all of whom our Board has determined to be independent pursuant to NASDAQ rules. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to NASDAQ rules.

Item 14.	Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accountant, BDO China Shu Lun Pan Certified Public Accountants LLP for the years ended December 31, 2018 and 2017, respectively.

	2018	2017
Audit Fees	$420,000	$370,000
Audit Related Fees	$-	$-
All Other Fees	$50,000	$5,000
TOTAL FEES	$470,000	$375,000

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports. All other fees include fees incurred for services performed in connection with filing of tax returns and other costs.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Vehicles Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	Employment Contract between Kandi Technologies Group, Inc. and Mei Bing dated November 14, 2016 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016].

10.13	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.15	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company†

23.1	Consent of BDO China Shu Lun Pan Certified Accounting Firm†

23.2	Consent of BDO China Shu Lun Pan Certified Accounting Firm†

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 15, 2019	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 15, 2019
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Zhu Xiaoying	Interim Chief Financial Officer	March 15, 2019
Zhu Xiaoying	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	March 15, 2019
Chen Liming

/s/ Lin Yi	Director	March 15, 2019
Lin Yi

/s/ Jerry Lewin	Director	March 15, 2019
Jerry Lewin

/s/ Henry Yu	Director	March 15, 2019
Henry Yu

/s/ Zhu Feng	Director	March 15, 2019
Zhu Feng

KANDI ELECTRIC VEHICLES GROUP CO., LTD.

(the JV Company)

AND SUBSIDIARIES FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kandi Electric Vehicles Group Co., Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 15, 2019

We have served as the Company’s auditor since 2016.

KANDI ELECTRIC VEHICLES GROUP CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Current assets
Cash and cash equivalents	$8,870,229	$11,621,752
Restricted cash	27,328,293	28,181,720
Short term investment	-	-
Accounts receivable	168,450,107	114,083,695
Inventories (net of provision for slow moving inventory of $708,438 and $748,690 as of December 31, 2018 and December 31, 2017, respectively)	23,420,921	60,199,634
Notes receivable	13,408,179	637,958
Notes receivable from related parties	-	-
Other receivables	22,973,686	9,682,538
Prepayments and prepaid expense	12,124,436	6,964,296
Due from employees	237,963	10,286
Advances to suppliers	13,122,835	814,813
Amount due from related parties (net of allowance for doubtful accounts of $7,716,430 and $8,154,865 as of December 31, 2018 and December 31, 2017, respectively)	461,206,605	464,486,394
TOTAL CURRENT ASSETS	751,143,254	696,683,086

LONG-TERM ASSETS

Property, Plant and equipment, net	80,619,997	113,060,993
Land use rights, net	56,009,177	60,699,650
Construction in progress	1,138,532	108,998
Goodwill	-	1,720,677
Intangible assets	464,079	141,656
Long term investment	675,777	714,173
Other long term assets	1,828,738	3,497,605
TOTAL Long-Term Assets	140,736,300	179,943,752

TOTAL ASSETS	$891,879,554	$876,626,838

CURRENT LIABILITIES
Accounts payables	$205,658,883	$235,288,537
Other payables and accrued expenses	15,203,688	14,397,074
Short-term loans	162,512,361	196,720,304
Customer deposits	66,650,547	4,286,234
Notes payable	38,672,910	16,855,088
Notes payable to related parties	-	21,055,220
Income tax payable	2,358,739	560,978
Due to employees	27,806	240
Due to related parties	142,626,531	214,465,769
Total Current Liabilities	633,711,465	703,629,444

LONG-TERM LIABILITIES
Long term payable	-	30,737,547
Total Long-Term Liabilities	-	30,737,547

TOTAL LIABILITIES	633,711,465	734,366,991

STOCKHOLDER’S EQUITY
Capital	322,072,220	163,559,045
Retained earnings	(45,367,089)	(9,027,007)
Accumulated other comprehensive loss	(18,537,042)	(12,272,191)
TOTAL STOCKHOLDERS’ EQUITY	258,168,089	142,259,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$891,879,554	$876,626,838

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended
	December 31 2018	December 31, 2017	December 31, 2016

REVENUES FROM UNRELATED PARTY, NET	$82,106,380	$45,811,048	$94,609,911
REVENUES FROM RELATED PARTY, NET	40,374,474	146,937,280	84,718,758

REVENUES, NET	122,480,854	192,748,328	179,328,669

COST OF GOODS SOLD	(140,230,527)	(189,148,693)	(160,050,158)

GROSS (LOSS) PROFIT	(17,749,673)	3,599,635	19,278,511

OPERATING EXPENSES:
Research and development	(22,091,046)	(6,877,906)	(1,091,340)
Selling and marketing	(6,557,654)	(3,404,325)	(8,782,574)
General and administrative	(22,747,608)	(22,816,273)	(20,235,584)
Total Operating Expenses	(51,396,308)	(33,098,504)	(30,109,498)

LOSS FROM OPERATIONS	(69,145,981)	(29,498,869)	(10,830,987)

OTHER INCOME (EXPENSE):
Interest (expense)	(16,275,258)	(13,264,847)	(14,702,550)
Interest income	4,715,050	7,010,380	4,727,392
Investment Income	135,735	687,739	-
Government grants	35,058,086	12,145,483	1,682,386
Loss on goodwill impairment	(1,692,609)	-	-
Other income, net	16,050,667	755,009	6,984,107
Total other income (expense), net	37,991,671	7,333,764	(1,308,665)

LOSS BEFORE INCOME TAXES	(31,154,310)	(22,165,105)	(12,139,652)

INCOME TAX EXPENSE	(5,185,772)	(534,860)	(2,015,926)

NET LOSS	(36,340,082)	(22,699,965)	(14,155,578)

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Capital Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2015	$163,559,045	$27,828,536	$(10,709,602)	$180,677,979
Foreign currency translation	-	-	(11,174,778)	(11,174,778)
Net loss	-	(14,155,578)	-	(14,155,578)

BALANCE AT DECEMBER 31, 2016	$163,559,045	$13,672,958	$(21,884,380)	$155,347,623
Foreign currency translation	-	-	9,612,189	9,612,189
Net loss	-	(22,699,965)	-	(22,699,965)

BALANCE AT DECEMBER 31, 2017	$163,559,045	$(9,027,007)	$(12,272,191)	$142,259,847
Foreign currency translation			(6,264,851)	(6,264,851)
Shareholders’ capital contribution	158,513,175			158,513,175
Net loss		(36,340,082)		(36,340,082)

BALANCE AT DECEMBER 31, 2018	$322,072,220	$(45,367,089)	$(18,537,042)	$258,168,089

KANDI ELECTRIC VEHICLES GROUP CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(36,340,082)	(22,699,965)	(14,155,578)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,755,876	16,475,290	12,823,714
Assets Impairments	-	271,056	457,478
Allowance for doubtful accounts	-	1,489,057	6,190,747
Non-cash interest	(4,318,943)	(6,901,724)	-
Payments of financing costs	2,130,907	-	-
Loss on goodwill impairment	1,692,609	-	-
Adjustment of research and development expense	17,355,547	-	-
Gain on sale of Changxing Maintenance	(135,735)	-	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(190,186,275)	(64,563,220)	(40,300,455)
Notes receivable	27,540,743	26,639,830	3,001,625
Notes receivable from related parties	-	4,303,812	508,562
Inventories	34,844,007	(36,488,000)	(15,763,408)
Other receivables and other assets	(22,032,348)	770,315	(3,252,153)
Due from employee	(208,593)	(155)	41,424
Advances to suppliers and Prepayments and prepaid expenses	(19,072,102)	(1,032,980)	(8,851,277)
Due from related parties	(108,052,380)	(128,450,620)	(220,361,618)

Increase (Decrease) In:
Accounts payable	73,067,449	207,354,816	92,866,663
Notes payable	(19,301,394)	(12,515,757)	(29,671,669)
Notes payable to related parties	(20,711,759)	(14,552,747)	(46,883,721)
Other payables and accrued liabilities	(1,862,907)	(13,818,563)	3,947,568
Customer deposits	39,410,008	(7,844,387)	7,884,758
Income Tax payable	1,900,268	455,147	(3,165,236)
Due to related parties	267,848,573	91,598,392	131,436,041
Net cash provided by (used in) operating activities	$58,323,469	$40,489,597	$(123,246,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases)/Disposal of plant and equipment, net	(2,876,747)	(3,922,068)	282,683
Purchases of land use rights and other intangible assets	(385,797)	(54,703)	(2,651,794)
Purchases of construction in progress	(1,387,125)	(220,361)	(15,049)
Sale of Changxing Maintenance	(393,742)	-	-
Long Term Investment	-	(687,739)	-
Short Term Investment	-	-	1,009
Net cash used in investing activities	$(5,043,411)	$(4,884,871)	$(2,383,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	217,246,697	214,450,628	130,921,567
Repayments of short-term bank loans	(241,813,564)	(229,250,533)	(132,426,413)
Repayments of long-term payable	(30,236,144)	(3,107,980)	(2,257,268)
Payments of financing costs	-	(1,672,947)	-
Net cash used in financing activities	$(54,803,011)	$(19,580,832)	$(3,762,114)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,522,953)	16,023,894	(129,391,800)
Effect of exchange rate changes on cash	(2,081,997)	2,080,432	(4,553,609)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	39,803,472	21,699,146	155,644,555

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	36,198,522	39,803,472	21,699,146

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	4,893,664	12,344,945	11,243,065
Income taxes paid	3,142,368	-	4,151,135

SUPPLEMENTAL NON-CASH DISCLOSURES:
Construction in progress transferred to property, plant and equipment	310,752	18,463,275	16,642,867
Advances to suppliers transferred to construction in progress	-	674,171	8,347,441
Construction in progress reclassified to advances to suppliers	-	3,202	-
Settlement of due to related parties with notes payables to related parties	-	30,166,647	24,488,021
Settlement of accounts payable with notes payables	42,924,803	20,783,655	21,134,585
Settlement of due from related parties with notes receivable from related parties	85,501,133	36,457,998	508,563
Settlement of accounts receivables with notes receivable	127,220,152	71,243,296	39,296,921
Settlement of other receivable with notes receivable	11,374,776	-	-
Assignment of notes receivable to supplier to settle accounts payable	16,322,574	15,148,547	11,607,627
Assignment of notes receivable from related parties to supplier to settle accounts payable	1,164,092	28,214,377	7,340,637
Assignment of notes receivable to supplier to settle due to related parties	81,420,300	29,969,808	23,030,910
Assignment of notes receivable from related parties to supplier to settle due to related parties	84,337,041	4,439,972	4,356,528
Due to related parties converted to equity	164,786,986	-	-

KANDI ELECTRIC VEHICLES GROUP CO., LTD.

AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Electric Vehicles Group Co., Ltd. (the “JV Company”), located in the city of Hangzhou, Zhejiang Province, was incorporated under the laws of the People’s Republic of China, and is principally engaged in the development, manufacture and sales of electric vehicles (“EVs”) and related auto parts.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. Each of Kandi Vehicles and Shanghai Guorun has 50% ownership interest in the JV Company. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. At present, the JV Company is a holding company and all products are manufactured by its subsidiaries. In an effort to improve the JV Company’s development, Zhejiang Geely Holding Group, the parent company of Geely, became a JV Company shareholder on October 26, 2016, through its purchase of the 50% equity stake in the JV Company previously held by Shanghai Guorun at a premium (a price exceeding the cash amount of the aggregate of the original investment and the shared profits over the years). On May 19, 2017, due to business development, Zhejiang Geely Holding Group, Ltd. (Geely Holding) transferred its equity in the JV Company to Geely Group (Ningbo) Ltd., a company wholly owned by Mr. Li Shufu, Chairman of the Board of Geely Holding. On May 23, 2018, in order to obtain its manufacturing license, pursuant to a recent notice (FGBCY[2018] No.547) issued by the National Development and Reform Commission in China, the JV Company increased its registered capital by RMB 1.09 billion (approximately $165 million), of which Kandi Vehicle increased its capital contribution to the JV Company by converting its RMB 545 million (approximately $79 million) loans to the JV Company to registered capital in the JV Company. Geely Group, Ltd. (“Geely Group”) became a new shareholder of the JV Company by investing RMB 545 million (approximately $79 million). After this restructure, Kandi Vehicles, Geely Group and Geely Group (Ningbo) Ltd., each own 50%, 26.08%, and 23.92% of equity in the JV Company, respectively.

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“KandiChangxing”) in the Changxing (National) Economic and Technological Development Zone. KandiChangxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in KandiChangxing to the JV Company. In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua. In April 2017, Kandi Jinhua was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In November 2013, Zhejiang Ji He Kang Electric Vehicle Sales Co., Ltd. (“Ji He Kang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang. In April 2017, JiHeKang was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun, pursuant to which the JV Company acquired a 100% ownership interest in Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company.

In January 2014, KandiElectric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu. Kandi Jiangsu is mainly engaged in EV research and development, manufacturing, and sales. As of the date of this report, Kandi Jiangsu directly owns 100% of JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua.

In November 2015, Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”) was formed by the JV Company. Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd., a subsidiary of the Service Company).

In November 2015, Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. (the “JiHeKang Service Company”) was formed by the JV Company. The JiHeKang Service Company focuses on after-market services for EV products. In April 2017, JiHeKang Service Company was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company. The JV Company has a 100% ownership interest in the JiHeKang Service Company.

In December 2015, Zhejiang JiHeKang Electric Vehicle Sales Co., Ltd. Tianjin Branch (“JiHeKang Tianjin”) was formed by JiHeKang. JiHeKang Tianjin was engaged in the car sales business. JiHeKang Tianjin was dissolved in September 2018.

In August 2016, Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”) was formed by JiHeKang. Jiangsu JiDian is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan.

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

In November 2016, Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”) was formed by JiHeKang. Guangdong JiHeKang is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Guangdong JiHeKang.

In March 2017, Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) was formed by Kandi Jiangsu. Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang.

In April 2017, in order to promote business development, Kandi Jinhua, JiHeKang, and the JiHeKang Service Company were reorganized to become subsidiaries of Kandi Jiangsu. As the JV Company has a 100% ownership interest in Kandi Jiangsu, the JV Company has 100% ownership interests in KandiJinhua, JiHeKang, and the JiHeKang Service Company.

In December 2017, Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”) was formed by the JV Company. Zhejiang Chang Dian is primarily engaged in the battery replacement business. Zhejiang Chang Dian is 100% owned by the JV Company.

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

As of December 31, 2018, the JV Company consolidated the following entities on its financial statements: (1) its 100% interest in KandiChangxing; (2) its 100% interest in Zhejiang Chang Dian and each of its three direct wholly-owned subsidiaries, i.e., Chang Dian Tonglu, Chang Dian Changxing and JiangsuGu Xiang; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian, and Guangdong JiHeKang.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The JV Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the JV Company conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements.

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities on the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized may differ from those estimates.

(c) Economic and Political Risks

The JV Company’s operations are conducted in the PRC. As a result, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. In addition, the JV Company’s earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is the JV Company’s functional currency. Accordingly, the JV Company’s operating results are affected by changes in the exchange rate between the U.S. dollar and the RMB.

The JV Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The JV Company’s performance may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d) Cash and Cash Equivalents

The JV Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash, as of December 31, 2018 and December 31, 2017, represented the deposits reserved for bank acceptance notes. As of December 31, 2018 and December 31, 2017, the Company’s restricted cash was $27,328,293 and $28,181,720.

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

(f) Accounts Receivable and Amount Due from Related Parties

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in periods in which the JV Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after an exhaustive collection effort. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. As of December 31, 2018 and December 31, 2017, the JV Company had allowance for doubtful accounts of $7,716,430 and $8,154,865, respectively, as per the management’s judgment based on their best knowledge.

As of December 31, 2018 and December 31, 2017, the credit terms with the Company’s customers were typically 180 to 360 days after delivery.

(g) Notes receivable

Notes receivable represent short-term loans to third parties with the maximum term of one year. Interest income will be recognized according to each agreement between a borrower and the JV Company on an accrual basis. If notes receivable are paid back or written off, that transaction will be recognized in the relevant year. If notes receivable are paid back, or written off, that transaction will be recognized in the relevant year if the loan default is probable, reasonably assured and the loss can be reasonably estimated. The JV Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions being taken, the JV Company provides an accrual for the related foreclosure expenses and related litigation expenses. The JV Company receives notes receivable from the other parties to settle the accounts receivable. If the JV Company wants to discount the notes receivables for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As at the end of December 31, 2018 and 2017, the JV Company had notes receivables from unrelated parties of $13,408,179 and $637,958.

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

(i) Construction in Progress

Construction in progress (“CIP”) represents the direct costs of construction, the acquisition cost of buildings or machinery. Capitalization of these costs ceases, and the construction in progress is transferred to plant and equipment, when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. No interest expense has been capitalized for CIP as of December 31, 2018, as the JV Company did not get loans for CIP.

(j) Land Use Rights

According to Chinese laws, land in the PRC is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the government grants the user a “land use right” to use the land. The land use rights granted to the JV Company are being amortized using the straight-line method over a term of fifty years.

(k) Accounting for the Impairment of Long-Lived Assets

The JV Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as “ASC 360”). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, no impairment loss was recognized.

(l) Goodwill

The JV Company allocates goodwill from business combinations to reporting units based on the expectation that the reporting unit is to benefit from the business combination. The JV Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The JV Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the JV Company performs a quantitative impairment test.

As of December 31, 2018, the JV Company determined that its goodwill was impaired. The losses on goodwill impairment were $1,692,609, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

(m) Intangible assets

Intangible assets consist of software and technologies. Such assets are being amortized over their estimated useful lives of 9.7 years. Intangible assets were amortized as of December 31, 2018. The amortization expenses for intangible assets were $42,695, $17,067 and $8,089 for the year ended December 31, 2018, 2017 and 2016, respectively.

(n) Revenue Recognition

Revenue represents the invoiced value of goods sold. Revenue is recognized when the JV Company ships the goods to its customers and all of the following criteria are met:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

The JV Company recognized revenue when the products and the risk they carry are transferred to the other party.

(o) Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $22,091,046, $6,877,906 and $1,091,340 for the years ended December 31, 2018, 2017 and 2016, respectively.

(p) Government Grants

Grants and subsidies received from the PRC Government are recognized when the proceeds are received or collectible and the related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2018, 2017 and 2016, $35,058,086, $12,145,483 and $1,682,386, respectively, were received by the Company’s subsidiaries from the PRC government.

(q) Income Taxes

The JV Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred tax calculation represents the management’s best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the JV Company is able to realize their benefits, or that future realization is uncertain.

(r) Foreign Currency Translation

The accompanying consolidated financial statements are presented in U. S. dollars. The functional currency of the JV Company is the RMB. Capital accounts of the financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period, which rates are obtained from the http://www.oanda.com.

	December 31,	December 31,	December 31,
	2018	2017	2016
Period end RMB: USD exchange rate	6.8764	6.5067	6.94585
Average RMB: USD exchange rate	6.6146	6.7568	6.64520

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

(t) Reclassification

The JV Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” in the first quarter of 2018. Certain amounts included in the 2017 and 2016 condensed consolidated statements of cash flows have been reclassified to conform to the 2018 financial statement presentation as follows:

The JV Company has included restricted cash of $3,450,905 and $28,181,720, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the year ended December 31, 2017. As a result, the total amount at the beginning of the period on the statement of cash flows for the year ended December 31, 2017 has changed from $18,248,241 to $21,699,146; the total amount at the end of the period on the statement of cash flows for the year ended December 31, 2017 has changed from $11,621,752 to $39,803,472; and effect of exchange rate changes on the statement of cash of cash flows for the year ended December 31, 2017 has changed from $940,745 to $2,080,432.

The JV Company has included restricted cash of $86,529,179 and $3,450,905, respectively, with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows for the year ended December 31, 2016. As a result, the total amount at the beginning of the period on the statement of cash flows for the year ended December 31, 2016 has changed from $69,115,376 to $155,644,555; the total amount at the end of the period on the statement of cash flows for the year ended December 31, 2016 has changed from $18,248,241 to $21,699,146; and effect of exchange rate changes on the statement of cash of cash flows for the year ended December 31, 2016 has changed from $(2,411,730) to $(4,553,609).

The JV Company has eliminated the line item of restricted cash of $(23,591,128) from the section of financing activities on the statement of cash flows for the year ended December 31, 2017. As a result, net cash used in financing activities of $43,171,960 on the statement of cash flows for the year ended December 31, 2017 has changed to net cash used in financing activities of $19,580,832. Net decreases in cash and cash equivalents and restricted cash of $7,567,234 on the statement of cash flows for the year ended December 31, 2017 has changed to net increases in cash and cash equivalents and restricted cash of $16,023,894.

The JV Company has eliminated the line item of restricted cash of $80,936,395 from the section of financing activities on the statement of cash flows for the year ended December 31, 2016. As a result, net cash provided by financing activities of $77,174,281 on the statement of cash flows for the year ended December 31, 2016 has changed to net cash used in financing activities of $3,762,114. Net decrease in cash and cash equivalents and restricted cash of $48,455,405 on the statement of cash flows for the year ended December 31, 2016 has changed to net decrease in cash and cash equivalents and restricted cash of $129,391,800.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the discussion in Note 7- NEW ACCOUNTING PRONOUNCEMENTS in KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 4 - ACCOUNTS RECEIVABLE AND AMOUNT DUE FROM RELATED PARTIES

Accounts receivable from unrelated parties for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Accounts receivable	$168,450,107	$114,083,695
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$168,450,107	$114,083,695

Accounts receivable from related parties for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Amount due from related parties	$468,923,035	$472,641,259
Less: allowance for doubtful accounts	(7,716,430)	(8,154,865)
Amount due from related parties, net	$461,206,605	$464,486,394

NOTE 5 - INVENTORIES

Inventories for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Raw material	$17,464,827	$13,977,111
Work-in-progress	641,427	25,159,093
Finished goods	6,023,105	21,812,120
Total inventories	24,129,359	60,948,324
Less: provision for slowing moving inventories	(708,438)	(748,690)
Inventories, net	$23,420,921	$60,199,634

NOTE 6 - NOTES RECEIVABLE

Notes Receivable from unrelated parties for the years ended December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Notes receivable as below:
Bank acceptance notes	$13,408,179	$637,958
Notes receivable	$13,408,179	$637,958

Details of Notes Receivable from unrelated parties as of December 31, 2018 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	13,088,244	Nantong Huiye Supply Chain Technology Co., Ltd.	Unrelated	Payments for sales	Not due
2	319,935	Taizhou Jiyue Electric Vehicle Sales Service Co., Ltd.	Unrelated	Payments for sales	Not due

Details of Notes Receivable from unrelated parties as of December 31, 2017 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	637,958	Tianjin Zhongyuan Automobile Trade Co., Ltd.	Unrelated	Payments for sales	Not due

As a common business practice in China, the JV Company accepts notes receivables from its related and unrelated customers as a settlement for trade receivables.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and equipment for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
At cost:
Buildings	$41,717,235	$43,529,541
Machinery and equipment	67,952,566	89,026,227
Office equipment	1,676,330	1,691,979
Motor vehicles	368,276	2,867,744
Moulds and others	22,423,738	22,036,565
	134,138,145	159,152,056
Less: Accumulated depreciation
Buildings	$(6,501,044)	$(5,233,020)
Machinery and equipment	(26,402,525)	(23,716,059)
Office equipment	(915,929)	(687,207)
Motor vehicles	(212,123)	(169,504)
Moulds and others	(19,486,527)	(16,285,273)
	(53,518,148)	(46,091,063)
Less: provision for impairment for fixed assets	-	-
Plant and equipment, net	$80,619,997	$113,060,993

As of December 31, 2018 and 2017, the net book value of plant and equipment pledged as collateral for the Company’s bank loans were $ 20,018,598 and $16,381,095, respectively.

Depreciation expenses for the years ended December 31, 2018, 2017 and 2016 were $13,229,658, $15,020,463 and $11,384,259, respectively.

NOTE 8 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2018	2017
Cost of land use rights	$63,250,907	$66,844,719
Less: Accumulated amortization	(7,241,730)	(6,145,069)
Land use rights, net	$56,009,177	$60,699,650

As of December 31, 2018 and 2017, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $ 48,083,467 and $4,555,266 respectively.

The amortization expense for the years ended December 31, 2018, 2017 and 2016 were $ 1,483,523, $1,452,301 and $1,160,956, respectively.

Amortization expense for the next five years and thereafter is as follows:

2019	$1,483,523
2020	1,483,523
2021	1,483,523
2022	1,483,523
2024	1,483,523
Thereafter	48,591,563
Total	$56,009,177

NOTE 9 - CONSTRUCTION-IN-PROGRESS

Jiangsu Facility

In November 2013, the JV Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 sets of EV parts. Rugao facility is currently completed for basic construction. As of December 31, 2018, the CIP is the project of modifying the production line for the model EX3 and subsequent new models.

No depreciation is provided for CIP until such time as the facility is completed and placed into operation.

The contractual obligation under CIP of the JV Company as of December 31, 2018 is as follow:

	Total in CIP as of
Project	December 31, 2018	Estimate to complete	Total contract amount

Jiangsu Facility	$1,138,532	$4,598,555	$5,737,087

Total	$1,138,532	$4,598,555	$5,737,087

No interest expense has been capitalized for CIP for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 10 - INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31,	December 31,
	2018	2017
Gross carrying amount:
Software and Proprietary Technology	$535,542	$173,776

Less: Accumulated amortization
Software and Proprietary Technology	$(71,463)	$(32,120)

Intangible assets, net	$464,079	$141,656

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Statements of Income and Comprehensive Income and were $ 42,695, $17,067 and $8,089 for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2019	$42,695
2020	42,695
2021	42,695
2022	42,695
2023	42,695
Thereafter	250,604
Total	$464,079

NOTE 11 - SHORT-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2018	2017
Loans from Bank of China
Interest rate 4.35% per annum, due on June 4, 2018, guaranteed by the shareholders entrusted loans.	$-	$23,053,161
Interest rate 4.35% per annum, due on October 19, 2018, guaranteed by the shareholder.	-	23,053,161
Interest rate 4.35% per annum, due on October 1, 2018, guaranteed by the shareholders entrusted loans.	-	24,590,038
Interest rate 5.00% per annum, due on March 27, 2019, guaranteed by the shareholder.	21,813,740	-
Loans from Export Import Bank of China
Interest rate 6.05% per annum, due on December 5, 2018, secured by the assets of the Company.	-	38,421,934
Interest rate 4.35% per annum, due on October 12, 2018, guaranteed by the shareholder.	-	38,421,934
Interest rate 4.35% per annum, due on October 26, 2018, guaranteed by the shareholder.	-	38,421,934
Interest rate 4.35% per annum, due on September 29, 2019, guaranteed by the shareholder.	36,356,233	-
Interest rate 4.35% per annum, due on September 25, 2019, guaranteed by the shareholder.	36,356,233	-
Interest rate 7.00% per annum, due on November 23, 2019, secured by the assets of the JV Company.	29,084,986	-
Loans from Jiangsu Rugao Rural Commercial Bank
Interest rate 4.35% per annum, due on July 28, 2018, guaranteed by the JV Company.	-	4,610,632
Interest rate 6.00% per annum, due on July 23, 2019, guaranteed by the JV Company.	4,362,748	-
Interest rate 6.00% per annum, due on July 26, 2019, guaranteed by the JV Company.	2,908,499	-
Loans from Bank of Nanjing
Interest rate 5.87% per annum, due on July 27, 2019, guaranteed by the JV Company and Rugao Development Zone.	4,362,748	-
Interest rate 5.87% per annum, due on August 13, 2019, guaranteed by the JV Company and Rugao Development Zone.	4,362,748	-
Loans from China Merchants Bank
Interest rate 4.31% per annum, paid off on January 10, 2019, secured by bank acceptance notes.	9,888,895	-
Interest rate 4.70% per annum, paid off on January 17, 2019, secured by bank acceptance notes.	2,835,786	-
Interest rate 4.35% per annum, paid off on February 1, 2019, secured by the assets of the JV Company, guaranteed by the shareholders and Rugao Development Zone.	10,179,745	-
Loans from China Merchants Bank
Interest rate 4.35% per annum, due on August 23, 2018, secured by the assets of the Company.	-	6,147,510
	$162,512,361	$196,720,304

The interest expense of the short-term bank loans for the years ended December 31, 2018, 2017 and 2016 were $ 9,747,446, $12,754,456 and $13,154,979, respectively.

As of December 31, 2018, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 12 - NOTES PAYABLE

By issuing bank notes payables rather than paying cash to suppliers, the JV Company can defer the payments until the date the bank notes payable is due. Simultaneously, depending on the requirements of the banks, the JV Company may need to deposit restricted cash in banks to back up the bank notes payable, while the restricted cash deposited in the banks will generate interest income.

Notes payable for December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Notes payable:	38,672,910	16,855,088
Total	$38,672,910	$16,855,088

Notes payable from related parties for December 31, 2018 and 2017 were summarized as follows:

	December 31,	December 31,
	2018	2017
Notes payable from related parties:	-	21,055,220
Total	$-	$21,055,220

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker’s acceptance specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $25,803,793 and $28,181,720 were held as collateral for the notes payable as of December 31, 2018 and December 31, 2017, respectively.

As a common business practice in China, the JV Company issues the notes payable to its related and unrelated suppliers as settlement for accounts payable.

NOTE 13 - Long Term Payable

In 2013, the JV Company signed an agreement with Rugao city government in Jiangsu Province to invest a total of RMB 1.2 billion to develop a manufacturing factory in Rugao with an annual production of 100,000 EVs. In order to assist the JV Company in developing this project, in 2015, the Rugao city local government provided the JV Company a total of RMB236,000,000 or approximately $34 million of government assistance to be used exclusively for the Rugao project. Such grants had been recorded as long term payable prior to the receipt of the official governmental documents. As of December 31, 2018, all the long term payable has been recognized as government grant as the JV Company had received the required official governmental documents.

As of December 31, 2018 and 2017, the JV Company had long term payable amounting to $0 and $30,737,547, respectively, which were related to Rugao project.

NOTE 14 - INCOME TAXES

The applicable tax rate of the PRC Enterprise Income Tax (“EIT”) was changed from 33% to 25% on January 1, 2008, according to the Corporate Income Tax Law. The JV Company was incorporated in the PRC and governed by the PRC tax laws. After the adjustment of non-deductible expenses, research and development super-deduction, under-accrued EIT for previous years and loss carry forward from previous years, income tax expense was $5,185,772 for the year ended December 31, 2018.

Provision for income taxes consisted of the following:

	For Year Ended December 31,
	2018	2017	2016
PRC income taxes
Current	$5,185,772	$534,860	$2,015,926
Deferred	-	-	-
Total	$5,185,772	$534,860	$2,015,926

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The JV Company recognizes lease expense on the straight-line basis over the term of the lease.

The JV Company entered into a tenancy agreement with an unrelated third party for the lease of Office Building in Hangzhou for a period of six years from August 1, 2014 to November 31, 2020. As of December 31, 2018, the annual rent for the factory premises was approximately $892,080 (RMB 5,900,750).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	related parties	Total
2019	$892,080	-	892,080
2020	853,642	-	853,642
2021	-	-	-
2022	-	-	-
2023 and thereafter	-	-	-
Total	$1,745,722	-	1,745,722

Rental expense to unrelated third parties for the years ended December 31, 2018, 2017 and 2016 amounted to $1,012,450, $939,628 and $805,346, respectively.

NOTE 16 - Related Party Transactions

The board of directors of the JV Company must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the JV Company than can be obtained from unaffiliated third parties.

The following table lists sales to related parties during 2018, 2017 and 2016:

	2018	2017	2016
Geely	$37,418,031	63,227,928	62,906,157
Kandi	-	-	-
ZZY	2,956,443	83,709,352	21,812,601
Total	$40,374,474	146,937,280	84,718,758

The following table lists purchases from related parties during 2018, 2017 and 2016:

	2018	2017	2016
Geely	$13,339,225	5,590,205	55,660,567
Kandi	48,731,310	92,952,211	77,708,394
ZZY	1,340,790	23,092,773	41,723,092
Total	$63,411,325	121,635,189	175,092,053

The details for amounts due from related parties as of the December 31, 2018 and 2017 are as below:

	December 31,	December 31,
	2018	2017
Geely	$244,939,030	240,279,146
Kandi	118,273	-
ZZY	223,865,732	232,362,113
Less: Provision for doubtful debts	(7,716,430)	(8,154,865)
Total due from related parties	$461,206,605	464,486,394

The details for amounts due to related parties as of the December 31, 2018 and 2017 were as below:

	December 31,	December 31,
	2018	2017
Geely	$67,240,256	45,296,763
Kandi	67,801,735	162,329,623
ZZY	7,584,540	6,839,383
Total due to related parties	$142,626,531	214,465,769