Form 10-Q
period 2019-03-31
Kandi Technologies Group, Inc.
filed 2019-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KNDI	NASDAQ

As of May 4, 2019, the registrant had 56,004,502 shares of common stock issued and 52,580,841 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(UNAUDITED)
Current assets
Cash and cash equivalents	$3,327,013	$15,662,201
Restricted cash	5,134,661	6,690,870
Accounts receivable (net of allowance for doubtful accounts of $138,678 and $120,010 as of March 31, 2019 and December 31, 2018, respectively)	49,397,918	34,274,728
Inventories (net of provision for slow moving inventory of $829,523 and $840,701 as of March 31, 2019 and December 31, 2018, respectively)	27,223,890	21,997,868
Notes receivable	-	72,712
Notes receivable from the JV Company and related party	3,769,874	3,861,032
Other receivables	2,662,856	1,264,323
Prepayments and prepaid expense	10,864,614	11,136,408
Due from employees	2,522	1,001
Advances to suppliers	4,919,164	4,705,183
Amount due from the JV Company, net	61,060,228	67,683,462
Right - of - use asset	108,324	-
TOTAL CURRENT ASSETS	168,471,064	167,349,788

LONG-TERM ASSETS
Property, plant and equipment, net	82,341,986	82,045,923
Land use rights, net	11,954,930	11,749,728
Deferred taxes assets	11,461	8,204
Investment in the JV Company	126,492,405	128,929,893
Goodwill	29,087,159	28,552,215
Intangible assets	4,268,365	4,328,127
Other long term assets	5,708,341	5,865,386
TOTAL Long-Term Assets	259,864,647	261,479,476

TOTAL ASSETS	$428,335,711	$428,829,264

CURRENT LIABILITIES
Accounts payable	$114,345,244	$112,309,683
Other payables and accrued expenses	4,353,437	4,251,487
Short-term loans	31,291,443	30,539,236
Customer deposits	132,921	94,408
Notes payable	6,300,010	12,787,619
Income tax payable	2,046,046	3,471,366
Due to employees	8,595	28,473
Deferred income	1,362,082	1,340,605
Lease liability	108,324	-
Total Current Liabilities	159,948,102	164,822,877

LONG-TERM LIABILITIES
Long term bank loans	29,503,360	28,794,136
Deferred taxes liability	1,711,343	1,711,343
Contingent liability	7,167,000	7,256,000
Other long-term liability	-	622,034
Total Long-Term Liabilities	38,381,703	38,383,513

TOTAL LIABILITIES	198,329,805	203,206,390

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,004,502 and 55,992,002 shares issued and 52,580,841 and 51,484,444 outstanding at March 31,2019 and December 31,2018, respectively	52,581	51,484
Additional paid-in capital	258,377,036	254,989,657
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at March 31,2019 and December 31,2018, respectively)	(13,906,481)	(9,497,009)
Accumulated other comprehensive loss	(14,517,230)	(19,921,258)
TOTAL STOCKHOLDERS’ EQUITY	230,005,906	225,622,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,335,711	$428,829,264

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES FROM UNRELATED PARTY, NET	16,334,963	5,732,463
REVENUES FROM THE JV COMPANY AND RELATED PARTY, NET	1,733,497	2,603,444

REVENUES, NET	18,068,460	8,335,907

COST OF GOODS SOLD	(14,932,023)	(6,989,956)

GROSS PROFIT	3,136,437	1,345,951

OPERATING EXPENSES:
Research and development	(537,433)	(757,298)
Selling and marketing	(618,003)	(748,225)
General and administrative	(2,039,528)	398,171
Total Operating Expenses	(3,194,964)	(1,107,352)

(LOSS) INCOME FROM OPERATIONS	(58,527)	238,599

OTHER INCOME (EXPENSE):
Interest income	252,404	942,993
Interest expense	(439,183)	(550,417)
Change in fair value of contingent consideration	89,000	2,680,179
Government grants	47,724	95,255
Gain from equity dilution in JV	4,365,390	-
Share of (loss) income after tax of the JV Company	(9,949,158)	795,055
Other income , net	474,390	22,977
Total other (expense) income, net	(5,159,433)	3,986,042

(LOSS) INCOME BEFORE INCOME TAXES	(5,217,960)	4,224,641

INCOME TAX BENEFIT (EXPENSE)	808,488	(496,646)

NET (LOSS) INCOME	(4,409,472)	3,727,995

OTHER COMPREHENSIVE INCOME
Foreign currency translation	5,404,028	7,465,240

COMPREHENSIVE INCOME	994,556	$11,193,235

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	51,565,287	50,643,423
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	51,565,287	50,643,423

NET (LOSS) INCOME PER SHARE, BASIC	(0.09)	$0.07
NET (LOSS) INCOME PER SHARE, DILUTED	(0.09)	$0.07

See accompanying notes to condensed consolidated financial statements

  KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional	Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
BALANCE AT JANUARY 1, 2018	48,036,538	$48,037	$233,055,348	$(3,802,310)	$(6,310,763)	$222,990,312
Stock issuance and award	2,972,337	2,972	19,099,556			19,102,528
Foreign currency translation					7,465,240	7,465,240
Net income				3,727,995		3,727,995

BALANCE AT MARCH 31, 2018	51,008,875	$51,009	$252,154,904	$(74,315)	$1,154,477	$253,286,075

BALANCE AT JANUARY 1, 2019	51,484,444	$51,484	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874
Stock issuance and award	1,096,397	1,097	3,387,379			3,388,476
Foreign currency translation					5,404,028	5,404,028
Net loss				(4,409,472)		(4,409,472)

BALANCE AT MARCH 31, 2019	52,580,841	$52,581	$258,377,036	$(13,906,481)	$(14,517,230)	$230,005,906

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,409,472)	$3,727,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,258,224	875,463
Assets impairments	(31,718)	-
Allowance for doubtful accounts	15,629	240,419
Deferred taxes	-	(308,406)
Share of (loss) income after tax of the JV Company	9,949,158	(795,055)
Gain from equity dilution in JV	(4,365,390)	-
Change in fair value of contingent consideration	(89,000)	(2,680,179)
Stock compensation cost	31,675	(1,615,706)

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(17,991,854)	12,343,813
Deferred taxes assets	-	(53,414)
Notes receivable	74,114	-
Notes receivable from the JV Company and related party	444,682	(5,015,238)
Inventories	(4,659,780)	265,800
Other receivables and other assets	(14,256,807)	752,017
Due from employee	(21,961)	(23,838)
Advances to supplier and prepayments and prepaid expenses	436,768	3,144,325
Advances to suppliers-long term	-	(3,712,576)
Amount due from the JV Company	(2,339,431)	(9,902,514)

Increase (Decrease) In:
Accounts payable	22,593,966	19,319,570
Other payables and accrued liabilities	5,459,852	(2,503,830)
Notes payable	(5,624,153)	(16,117,038)
Customer deposits	36,544	120,458
Income tax payable	(1,537,204)	(819,372)
Deferred income	(11,483)	1,670,173
Net cash used in operating activities	$(14,037,641)	$(1,087,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(300,704)	(109,160)
Purchases of land use rights and other intangible assets	-	(99,404)
Acquisition of Jinhua An Kao (net of cash received)	-	(3,699,801)
Purchases of construction in progress	-	(82,792)
Net cash used in investing activities	$(300,704)	$(3,991,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	2,816,317	3,775,587
Repayments of short-term bank loans	(2,816,317)	(3,775,587)
Proceeds from notes payable	-	25,539,803
Repayment of notes payable	-	(28,607,869)
Net cash used in financing activities	$-	$(3,068,066)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(14,338,345)	(8,146,356)
Effect of exchange rate changes on cash	446,948	568,965
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	22,353,071	16,110,496

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	8,461,674	8,533,105

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	594,425	1,466,761
Interest paid	439,183	414,319

SUPPLEMENTAL NON-CASH DISCLOSURES:
Long term and short term Advances to suppliers transferred to Construction in progress	-	3,712,576
Settlement of due from the JV Company and related parties with notes receivable from related parties	10,586,387	20,337,201
Settlement of accounts receivables with notes receivable from unrelated parties	3,750,148	7,866
Settlement of other receivables with notes receivable from unrelated parties	2,001,067	-
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	5,751,215	7,866
Assignment of notes receivable from the JV Company and related parties to supplier to settle accounts payable	15,277,778	18,996,867
Assignment of notes receivable from the JV Company and related parties to supplier to settle other payable	6,166,252	-
Settlement of accounts payable with notes payables	2,488,735	786,581
Replacement of notes payables with accounts payable	3,631,566	-
Deferred tax changed to other comprehensive income	-	42,528

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company”, “The Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the JV Company), EV parts, and off-road vehicles for sale in Chinese and global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), and Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”).

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries:

Pursuant to certain VIE (as defined below in this report) agreements that were executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights, and supplies battery packs to the JV Company (as such term is defined below).

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), the Company acquired 100% of YongkangScrou, a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the JV Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement (the “Transfer Agreement”) with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the JV Company to Geely. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the JV Company became RMB 2.44 billion (approximately $363.2 million) Kandi Vehicles owns 43.47% and Geely owns 56.53%, of the equity interests in the JV Company, respectively, upon the conversion of the loan into equity in the JV Company. After that, Kandi Vehicles further agreed to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million). Kandi Vehicles shall own 22% of the equity interests of the JV Company after the transfer. As of the date of this report, the equity transfer has not been completed yet. ..

In March 2013, Kandi Vehicles formed Kandi Electric Vehicles (Changxing) Co., Ltd. (“KandiChangxing”) in the Changxing (National) Economic and Technological Development Zone. KandiChangxing is engaged in the production of EV products. In the fourth quarter of 2013, Kandi Vehicles entered into an ownership transfer agreement with the JV Company pursuant to which Kandi Vehicles transferred 100% of its ownership in KandiChangxing to the JV Company. The Company, through its 43.47% ownership interest in the JV Company, owns an indirect 43.47% economic interest in KandiChangxing.

In November 2013, Kandi Electric Vehicles Jinhua Co., Ltd. (“Kandi Jinhua”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jinhua, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Kandi Jinhua. In April 2017, Kandi Jinhua was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In November 2013, Zhejiang Ji He Kang Electric Vehicle Sales Co., Ltd. (“Ji He Kang”) was formed by the JV Company. JiHeKang is engaged in the car sales business. The JV Company has a 100% ownership interest in JiHeKang, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in JiHeKang. In April 2017, JiHeKang was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company.

In December 2013, the JV Company entered into an ownership transfer agreement with Shanghai Guorun, pursuant to which the JV Company acquired a 100% ownership interest in Kandi Electric Vehicles (Shanghai) Co., Ltd. (“Kandi Shanghai”). As a result, Kandi Shanghai is a wholly-owned subsidiary of the JV Company, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Kandi Shanghai.

In January 2014, Kandi Electric Vehicles Jiangsu Co., Ltd. (“Kandi Jiangsu”) was formed by the JV Company. The JV Company has a 100% ownership interest in Kandi Jiangsu, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Kandi Jiangsu. Kandi Jiangsu is primarily engaged in EV research and development, manufacturing, and sales. As of the date of this report, Kandi Jiangsu directly owns 100% of JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua.

In November 2015, the JV Company formed Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”). Puma Investment provides investment and consulting services. The JV Company has a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd.). The Company, through its ownership of the JV Company, indirectly owns an 21.74% economic interest in Puma Investment.

In November 2015, the JV Company formed Hangzhou JiHeKang Electric Vehicle Service Co., Ltd. ( “JiHeKang Service Company”). JiHeKang Service Company focuses on after-market services for EV products. In April 2017, JiHeKang Service Company was reorganized to be owned directly by Kandi Jiangsu, which is 100% directly owned by the JV Company. The JV Company has a 100% ownership interest in the JiHeKang Service Company. The Company, through the JV Company, indirectly owns a 43.47% economic interest in JiHeKang Service Company.

In April 2013, Kandi Vehicles and Kandi New Energy formed Kandi Electric Vehicles (Wanning) Co., Ltd., which was renamed Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), when it was relocated from Wanning City to Haikou City in January 2016. Kandi Vehicles has a 90% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 10% ownership interest. Kandi Vehicles is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% of the profits and losses) of Kandi Hainan as Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy.

In August 2016, JiHeKang formed Jiangsu JiDian Electric Vehicle Sales Co., Ltd. (“Jiangsu JiDian”). Jiangsu JiDian is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Jiangsu JiDian, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Jiangsu JiDian.

In October 2016, JiHeKang acquired Tianjin BoHaiWan Vehicle Sales Co., Ltd. (“Tianjin BoHaiWan”), which is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Tianjin BoHaiWan, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Tianjin BoHaiWan.

In November 2016, JiHeKang formed Guangdong JiHeKang Electric Vehicle Sales Co., Ltd. (“Guangdong JiHeKang”). Guangdong JiHeKang is engaged in the car sales business. Since JiHeKang is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Guangdong JiHeKang, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Guangdong JiHeKang.

In March 2017, Kandi Jiangsu formed Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”) . Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Liuchuang.

In December 2017, the JV Company formed Zhejiang Chang Dian Technology Co., Ltd. (“Zhejiang Chang Dian”). Zhejiang Chang Dian is primarily engaged in the battery replacement business. Zhejiang Chang Dian is 100% owned by the JV Company, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Zhejiang Chang Dian.

In December 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $4 million) in cash. In addition, pursuant to the Supplementary Agreement, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao, and may be required to pay future consideration of an additional 2,959,837 shares of common stock, which are being held in escrow, to be released upon the achievement of certain net income-based milestones in the next three years. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including a provision that gives the Company the voting rights of the make good shares until conditions for vesting such shares are satisfied.

In March 2018, Zhejiang Chang Dian formed Jiangsu Gu Xiang New Energy Technology Co., Ltd. (“Jiangsu Gu Xiang”). Jiangsu Gu Xiang is primarily engaged in technical research, development, servicing and consultation for new energy vehicles, battery replacement and maintenance, and other related business.

In April 2018, Zhejiang Chang Dian Technology Co., Ltd. Hangzhou Tonglu Branch (“Chang Dian Tonglu”) was formed by Zhejiang Chang Dian. Chang Dian Tonglu is primarily engaged in the battery replacement business.

In April 2018, Zhejiang Chang Dian formed Zhejiang Chang Dian Technology Co., Ltd. Changxing Branch (“Chang Dian Changxing”). Chang Dian Changxing is primarily engaged in the battery replacement business. Chang Dian Changxing was dissolved in January 2019.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of SC Autosports LLC (“SC Autosports”) (formerly known as: Sportsman Country, LLC) pursuant to which the Company acquired 100% of the ownership of SC Autosports. SC Autosports is a Dallas-based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in wholesale and retail of off-road vehicle parts. According to the terms of the Transfer Agreement, the Company transferred $10.0 million worth of restricted shares to acquire 100% of the membership interests of SC Autosports, of which the Company was required to issue $1.0 million of corresponding restricted shares within 30 days of the signing date of the Transfer Agreement, and the remaining $9.0 million of corresponding restricted shares to be released from escrow based on SC Autosports’s pre-tax profit performance over the course of the following three years. The transaction closed in July 2018.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of production and operation, and optimizing the cost of supply chain system, Zhejiang Kandi Supply Chain Management Co., Ltd. (“Kandi Supply Chain”) was formed. Kandi Vehicle has a 10% ownership interest in Kandi Supply Chain, the remaining 90% is owned by parties unrelated to Kandi Vehicle. As of the date of this report, Kandi Vehicle has not made any capital contribution to Kandi Supply Chain and there is no time limit to contribute any capital under the current laws of the PRC. As a minority shareholder, Kandi Vehicle is not involved in its operations.

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products (through Kandi Hainan and the JV Company), EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the JV Company) and related services, the Company has increased its focus on pure EV-related products, and is actively pursuing expansion in the Chinese and international markets, especially the U.S. market.

NOTE 2 – LIQUIDITY

The Company had a working capital of $8,522,962 as of March 31, 2019, an increase of $5,996,051 from a working capital of $2,526,911 as of December 31, 2018.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the JV Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies. During the first quarter of 2019, the Company signed an agreement to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million). On April 11, 2019, the Company has received RMB 100 million (approximately $14.9 million) from Geely, and the rest is expected to be collected before September 25, 2019. The Company plans to apply the proceeds from the equity transfer to its ongoing operations.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks. These loans typically have one year terms, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loan for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing and the Company believes that short-term bank loans will remain available on normal trade terms if needed. In 2019, management will take measures to grow the business and further improve the Company’s liquidity. The Company acknowledges that it continues to face a challenging competitive environment and expects to take actions that will enhance the Company’s liquidity and financial flexibility to support the Company’s operation needs.

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

(6)	Jinhua An Kao, a wholly-owned subsidiary of Kandi Vehicles; and

(7)	SC Autosports, a wholly-owned subsidiary of the Company.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

(1)	The JV Company, a 43.47% owned subsidiary of Kandi Vehicles;

(2)	KandiChangxing, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in KandiChangxing;

(3)	KandiJinhua, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in KandiJinhua;

(4)	JiHeKang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in JiHeKang;

(5)	Kandi Shanghai, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Kandi Shanghai;

(6)	Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Kandi Jiangsu;

(7)	The JiHeKang Service Company, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in the JiHeKang Service Company.

(8)	Tianjin BoHaiWan, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Tianjin BoHaiWan;

(9)	Liuchuang, a wholly-owned direct subsidiary of Kandi Jiangsu, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Liuchuang;

(10)	Jiangsu JiDian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Jiangsu JiDian;

(11)	Guangdong JiHeKang, a wholly-owned direct subsidiary of JiHeKang, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Guangdong JiHeKang; and

(12)	Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Zhejiang Chang Dian.

(13)	Chang Dian Tonglu, branch of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Chang Dian Tonglu.

(14)	Jiangsu Gu Xiang, a wholly-owned subsidiary of Zhejiang Chang Dian, a wholly-owned subsidiary of the JV Company. The Company, indirectly through its 43.47% ownership interest in the JV Company, has a 43.47% economic interest in Jiangsu Gu Xiang.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, short-term bank loans, notes payable, and contingent consideration.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $6,300,010 and $12,787,619 at March 31, 2019 and December 31, 2018, respectively.

Contingent consideration related to the acquisitions of Jinhua An Kao and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $7,167,000 and $7,256,000 at March 31, 2019 and December 31, 2018, respectively.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of March 31, 2019 and December 31, 2018, the Company’s restricted cash was $5,134,661 and $6,690,870, respectively.

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

As of March 31, 2019 and December 31, 2018, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of March 31, 2019 and December 31, 2018, the Company had a $138,678 and $120,010 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to sell notes receivable at a discount for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As of March 31, 2019 and December 31, 2018, the Company had notes receivable from unrelated parties of $0 and $72,712, respectively, which notes receivable typically mature within six months. As of March 31, 2019 and December 31, 2018, the Company had notes receivable from JV Company and other related parties of $3,769,874 and $3,861,032, respectively, which notes receivable typically mature within six months.

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

(j) Land Use Rights

Land in China is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the Chinese government grants the user a “land use right” to use the land. The land use rights granted to the Company are amortized using the straight-line method over a fifty-year term.

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

See Note 23 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(m) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $537,433 and $757,298 for the three months ended March 31, 2019, and March 31, 2018, respectively.

(n) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended March 31, 2019 and March 31, 2018, $47,724 and $95,255, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	March 31,	December 31,	March 31,
	2019	2018	2018
Period end RMB : USD exchange rate	6.7111	6.8764	6.28015
Average RMB : USD exchange rate	6.7464	6.6146	6.3566

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

The stock-based option expenses for the three months ended March 31, 2019 and March 31, 2018, were $0 and $997,496 net of a reversal for forfeited stock option of $2,644,877, respectively. See Note 18. There were no forfeitures estimated during the reporting period.

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

As of March 31, 2019 and March 31, 2018, the Company determined that its goodwill was not impaired.

(u) Intangible assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of YongkangScrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets are amortized as of March 31, 2019. The amortization expenses for intangible assets were $159,503 and $169,821 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, together with subsequent Accounting Standards Updates collectively known as the “leases standard” or “ASC 842”. ASC 842 requires a lessee recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Effective January 1, 2019, we have adopted the new standard using the effective date approach. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $140k as of January 1, 2019, which primarily relates to our corporate office leases for SC Autosports. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

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

NOTE 8 – CONCENTRATIONS

(a) Customers

For the three-month periods ended March 31, 2019, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales			Trade Receivable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,		March 31,	December 31,
Major Customers	2019	2018		2019	2018
Jinhua Chaoneng Automobile Sales Co. Ltd.	61%	-		33%	22%
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	10%	31	%(1)	54%	66%

(1)	Including 29% of Kandi Electric Vehicles Group Co., Ltd. as disclosed in in the quarterly report on Form 10-Q for the quarter ended March 31, 2018 Note 8, paragraph (1) - - Customer.

(b) Suppliers

For the three-month periods ended March 31, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Suppliers	2019	2018	2019	2018
Jiangsu Tian Peng power supply Co., Ltd.	22%	-	9%	23%
Massimo Motor Sports, LLC	20%	-	-	-
Zhejiang Kandi Supply Chain Management Co., Ltd.	12%	-	2%	-

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). For the three months ended March 31, 2019 and 2018, 3,900,000 and 3,900,000 potentially dilutive shares were excluded from the calculation of dilutive earnings per share because their effect would have been anti-dilutive.

The following is the calculation of earnings per share for three months ended March 31, 2019 and 2018:

	For three months ended
	March 31,
	2019	2018
Net (loss) income	$(4,409,472)	$3,727,995
Weighted average shares used in basic computation	51,565,287	50,643,423
Dilutive shares	-	-
Weighted average shares used in diluted computation	51,565,287	50,643,423

(Loss) earnings per share:
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.07

NOTE 10 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2019	2018
Accounts receivable	$49,536,596	$34,394,738
Less: allowance for doubtful accounts	(138,678)	(120,010)
Accounts receivable, net	$49,397,918	$34,274,728

NOTE 11 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2019	2018
Raw material	$7,401,777	$7,741,264
Work-in-progress	9,676,284	1,571,179
Finished goods	10,975,352	13,526,126
Total inventories	28,053,413	22,838,569
Less: provision for slow moving inventories	(829,523)	(840,701)
Inventories, net	$27,223,890	$21,997,868

NOTE 12 – NOTES RECEIVABLE

Notes receivable from unrelated parties as of March 31, 2019 and December 31, 2018, are summarized as follows:

	March 31,	December 31,
	2019	2018
Notes receivable as below:
Bank acceptance notes	-	72,712
Notes receivable	$-	$72,712

Details of notes receivable from unrelated parties as of December 31, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	72,712	Shaanxi Hua Dao Auto Sales Co., Ltd.	Third Party	Payments for sales	Not due

Notes receivable from the JV Company and related parties as of March 31, 2019 and December 31, 2018, are summarized as follows:

	March 31,	December 31,
	2019	2018
Notes receivable as below:
Bank acceptance notes	3,769,874	3,861,032
Notes receivable	$3,769,874	$3,861,032

Details of notes receivable from the JV Company and related parties as of March 31, 2019, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	2,279,805	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due
2	1,490,069	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

Details of Notes Receivable from JV Company and related party as of December 31, 2018 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	3,861,032	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of March 31, 2019 and December 31, 2018, consisted of the following:

	March 31,	December 31,
	2019	2018
At cost:
Buildings	$31,393,469	$30,638,417
Machinery and equipment	65,062,668	63,398,627
Office equipment	873,309	852,172
Motor vehicles and other transport equipment	428,784	418,476
Molds and others	27,707,878	26,849,806
	125,466,108	122,157,498
Less : Accumulated depreciation
Buildings	$(5,405,651)	$(5,019,075)
Machinery and equipment	(10,236,825)	(8,442,940)
Office equipment	(438,139)	(393,893)
Motor vehicles and other transport equipment	(347,663)	(325,917)
Molds and others	(26,241,266)	(25,486,100)
	(42,669,544)	(39,667,925)
Less: provision for impairment for fixed assets	(454,578)	(443,650)
Property, plant and equipment, net	$82,341,986	$82,045,923

As of March 31, 2019 and December 31, 2018, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $8,195,010 and $8,105,419, respectively. See also Note 15.

Depreciation expenses for the three months ended March 31, 2019 and March 31, 2018 were $2,015,459 and $618,540, respectively.

NOTE 14 – LAND USE RIGHTS

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2019	2018
Cost of land use rights	$15,293,146	$14,925,518
Less: Accumulated amortization	(3,338,216)	(3,175,790)
Land use rights, net	$11,954,930	$11,749,728

As of March 31, 2019 and December 31, 2018, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,889,892 and $7,756,253, respectively. Also see Note 15.

The amortization expenses for the three months ended March 31, 2019 and March 31, 2018, were $83,762 and $88,899, respectively.

Amortization expenses for the next five years and thereafter is as follows:

2019 (Nine Months)	$251,286
2020	335,048
2021	335,048
2022	335,048
2023	335,048
Thereafter	10,363,452
Total	$11,954,930

NOTE 15 – SHORT -TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,	December 31,
	2019	2018
Loans from China Ever-bright Bank
Interest rate 5.655% per annum, paid off on April 18, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	$10,430,481	$10,179,745
Loans from Hangzhou Bank
Interest rate 5.66% per annum, due on October 14, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	7,271,535	7,096,737
Interest rate 5.66% per annum, due on July 1, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	5,960,275	5,816,997
Interest rate 5.66% per annum, due on July 4, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	4,798,021	4,682,683
Interest rate 5.66% per annum, due March 25, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	2,763,074
Interest rate 5.66% per annum, due March 25, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	2,831,131	-
	$31,291,443	$30,539,236

Long-term loans are summarized as follows:

	March 31,	December 31,
	2019	2018
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	29,503,360	28,794,136
	$29,503,360	28,794,136

The interest expense of short-term and long-term bank loans for the three months ended March 31, 2019 and 2018 was $439,183 and $414,319, respectively.

As of March 31, 2019, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 16 – NOTES PAYABLE

By issuing bank notes payable rather than paying cash to suppliers, the Company can defer payments until the bank notes payable are due. Depending on bank requirements, the Company may need to deposit restricted cash in banks to back up the bank notes payable, while the restricted cash deposited in the banks will generate interest income.

A bank acceptance note is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank. The banker’s acceptance note specifies the amount of the funds, the date, and the person to which the payment is due.

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $4,884,661 and $6,440,870 were held as collateral for the notes payable as of March 31, 2019 and December 31, 2018, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also includes borrowing from third parties.

Notes payable for March 31, 2019 and December 31, 2018 were summarized as follows:

	March 31,	December 31,
	2019	2018
Bank acceptance notes:
Due January 9, 2019	$-	$872,550
Due January 11, 2019	-	261,765
Due January 12, 2019	-	1,454,249
Due February 21, 2019	-	72,712
Due February 28, 2019	-	872,550
Due March 10, 2019	-	436,275
Due March 20, 2019	-	290,850
Due April 11, 2019	74,503	72,712
Due May 1, 2019	2,980,137	2,908,499
Due May 2, 2019	1,116,061	1,089,233
Due May 7, 2019	447,021	436,275
Due July 15, 2019	1,341,062	-
Due August 2, 2019	341,226	-
Commercial acceptance notes:
Due March 29, 2019	-	2,763,074
Other Notes Payable:
Due March 31, 2019	-	1,256,875
Total	$6,300,010	$12,787,619

NOTE 17 – TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles and Jinhua Ankao qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. Jinhua Ankao qualify as HNTE since 2018. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s three other subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the JV Company and its subsidiaries is 25%.

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. For 2019, we estimate that our effective tax rate will be favorably affected by non-taxable income such as the share of income of the JV Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rates for the three months ended March 31, 2019, and 2018 were a tax benefit of 15.49% on a reported loss before taxes of approximately $5.2 million, and an effective income tax rate with a tax expense of 11.76% for the same period of last year on a reported income before taxes of approximately $4.2 million, respectively.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. Our income tax provision for the three months ended March 31, 2019 and 2018 was tax benefit of $808,488 and tax expense of $496,646, respectively.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 relating to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2019, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2019 the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2018 was $28.1 million and the aggregate NOLs in 2017 was $22.7 million deriving from entities in the PRC, Hong Kong and US. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss Pre-2018 in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the three months ended March 31, 2019 and 2018, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2019 and 2018.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Tax benefit (holiday) credit	$71,569	$23,610
Basic net income per share effect	$0.000	$0.000

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

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) Tax Act, we recorded provisional estimates related to the re-measurement of deferred taxes and the Deemed Repatriation Transition Tax in our financial statements for our fiscal year ended December 31, 2017. The measurement period ended on December 22, 2018. As of December 22, 2018, we have completed the accounting for the impact of the Tax Act based on the guidance, interpretations, and data available. No adjustments to these provisional estimates have been recorded.

Under TCJA, Global Intangible Low-Taxed Income (” GILTI “) tax rules the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the GILTI as a current-period expense when incurred.

NOTE 18 – STOCK OPTIONS

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and had amortized the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. For three months ended March 31, 2019, there were $0 in stock compensation expenses associated with stock options booked, as all expenses had been amortized as of May 29, 2018.

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	4,233,334	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,334)	9.72
Outstanding as of December 31, 2018	3,900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	9.72
Outstanding as of March 31, 2019	3,900,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

NOTE 19 – STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), the Board authorized the Company to provide Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months as compensation, beginning in July 2011.

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

On January 29, 2019, the board appointed Ms. Zhu Xiaoying as interim Chief Financial Officer. Ms. Zhu was entitled to receive 10,000 shares of the common stock annually under the Company’s 2008 Omnibus Long-Term Incentive Plan as a year-end equity bonus.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the Board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of three or six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to grant the total number of shares of common stock of the stock award for selected executives and key employees 250,000 shares of common stock for each fiscal year. On April 18, 2018, the Board authorized the Company to grant 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2019, the Board authorized the Company to grant 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

For three months ended March 31, 2019 and 2018, the Company recognized $31,675 and $31,675 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 20 – INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2019	2018
Gross carrying amount:
Trade name	2.75 years	$492,235	$492,235
Customer relations	2.75 years	304,086	304,086
Patent	6.25-7.92 years	4,738,418	4,624,513.00
		5,534,739	5,420,834
Less : Accumulated amortization
Trade name		$(350,994)	$(338,307)
Customer relations		(216,830)	(208,993)
Patent		(698,550)	(545,407)
		(1,266,374)	(1,092,707)
Intangible assets, net		$4,268,365	$4,328,127

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $159,503 and $168,025 for the three months ended March 31, 2019 and 2018, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2019 (Nine Months)	$478,510
2020	638,012
2021	638,012
2022	558,652
2023	555,917
Thereafter	1,399,262
Total	$4,268,365

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

On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. to transfer certain equity interests in the JV Company to Geely. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the JV Company became RMB 2.44 billion (approximately $363.2 million) Kandi Vehicles owned 43.47% and Geely owned 56.53%, of the equity interests in the JV Company, respectively, upon the conversion of the loan into equity in the JV Company (the “March JV Loan to Equity Conversion”). Kandi Vehicles further agree to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million) (the “JV Equity Transfer”). Kandi Vehicles shall own 22% of the equity interests of the JV Company as a result of the transfer. As of March 31, 2019, the equity transfer has not been completed yet. Therefore, in the first quarter, the Company has not recognized the gain from equity sale.

As of March 31, 2019, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Zhejiang Chang Dian and each of its two direct wholly-owned subsidiaries, Chang Dian Tonglu and Jiangsu Gu Xiang; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting. Since the March JV Loan to Equity Conversion was completed at the end of this quarter and the JV Equity Transfer has not been completed as of March 31, 2019, we still recorded 50% of the JV Company’s loss for the first quarter of 2019. As a result, the Company’s consolidated net income for three months ended March 31, 2019 and 2018, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three Months ended
	March 31,
	2019	2018
Condensed income statement information:
Net sales	$1,256,873	$33,772,205
Gross profits	(21,542)	5,560,402
Gross margin	-1.7%	16.5%
Net(loss) income	(20,191,314)	1,021,639
% of net sales	-1606.5%	3.0%
Company’s share in net (loss) income of JV based on 50% ownership	$(10,095,657)	$510,819

	March 31,	December 31,
	2019	2018
Condensed balance sheet information:
Current assets	$722,278,801	$751,143,254
Noncurrent assets	141,875,296	140,736,300
Total assets	$864,154,097	$891,879,554
Current liabilities	573,136,473	633,711,465
Equity	291,017,624	258,168,089
Total liabilities and equity	$864,154,097	$891,879,554

For the three months ended March 31, 2019 and 2018, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. Because the Company has a 43.47% ownership interest in the JV Company as of March 31, 2019 and 50% as of March 31, 2018 and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but instead included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for three months ended March 31, 2019 and 2018 are as follows:

	Three Months ended
	March 31,
	2019	2018
Investment in the JV Company, beginning of the period,	$128,929,893	$70,681,013
Gain from equity dilution	4,365,390	-
Company’s share in net (loss) income of JV based on 50% ownership	(10,095,657)	510,819
Intercompany transaction elimination	(10,624)	(175,274)
Year 2018 unrealized profit realized	157,123	459,510
Subtotal	(9,949,158)	795,055
Exchange difference	3,146,280	2,559,427
Investment in JV Company, end of the period	$126,492,405	$74,035,495

The gain from equity dilution for three months ended, March 31, 2019 resulted from the JV Company issuing shares to the JV partner, Greely, in exchange for extinguishment of a loan from Greely, resulting in dilution of equity ownership of the Company from 50% to 43.47%. This dilutive transaction was treated as if the Company sold a proportional share of its investment in the JV Company.

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended March 31, 2019 were $1,733,497 or 10% of the Company’s total revenue for the year, a decrease of 33.4% of the sales to the JV Company from the same period of last year. Sales to the JV Company and its subsidiaries were primarily battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

There were no EV products sold in the first quarter of 2019 due to the national subsidy policy adjustment during the first quarter and pending restructuring of the JV Company.

As of March 31, 2019 and December 31, 2018, the current and noncurrent amount due from the JV Company and its subsidiaries, was $61,145,985 and $67,801,735, respectively. The breakdown is as below:

	March 31,	December 31,
	2019	2018

Kandi Shanghai	$29,823,380	$29,106,464
Kandi Changxing	208,029	203,028
Kandi Jiangsu	437,500	614,537
Liuchuang	237,159	123,210
Zhejiang Chang Dian	280,674	273,927
Kandi Electric Vehicles Group	30,159,243	37,480,569
Consolidated JV	$61,145,985	$67,801,735

As of March 31, 2019 and December 31, 2018, the current and noncurrent amount due to the JV Company and its subsidiaries, was $85,757 and $118,273, respectively. The breakdown is as below:

	March 31,	December 31,
	2019	2018

Kandi Jinhua	$-	$118,273
Liuchuang	85,757	-
Consolidated JV Company	$85,757	$118,273

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

	March 31,	December 31,
	2019	2018
Guarantee provided to
Kandi Electric Vehicles Group Co., Ltd.	-	7,271,247
Kandi Electric Vehicles Jiangsu Co., Ltd.	7,450,343	7,271,247
Total	$7,450,343	$14,542,494

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,980,137 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. So long as NGCL repays the principal and interest according to the agreement, the plaintiff will not ask the Company for recovery. As of March 31, 2019, the Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,321,199 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 11.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments within next two years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August 29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $3,129,144 (RMB 21million) from Bank of China, with a related period of August 29, 2018 to February 29, 2019, and which were paid off on February 29, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On August 30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,450,343 (RMB 50 million) from China Merchants Bank Nantong branch, with a related loan period of August 31, 2018 to February 28, 2019, and was paid off on February 1, 2019. On February 1, 2019, the loan was renewed with a term of February 1, 2019 to July 31, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the Kandi Jiangsu fails to perform its obligations as set forth therein.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $4,321,199 (RMB 29 million) from Bank of China, with a related period of September 3, 2018 to March 3, 2019 and was paid off on March 3, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the JV Company fails to perform its obligations as set forth therein.

(2) Pledged collateral for bank loans to other parties.

As of March 31, 2019 and December 31, 2018, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally allege violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All of the remaining cases are in the New York federal court, and lead plaintiff and lead counsel have been appointed. Kandi has moved to dismiss the remaining cases and that motion remains pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. Lead plaintiff and lead counsel have been appointed. The New York federal court confirmed the voluntary dismissal of these actions in April 2019.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action. In February 2019, this same shareholder commenced a derivative action against certain current and former directors of Kandi in the Delaware Court of Chancery.

Separately, other putative shareholders of Kandi have made pre-suit demands based on, among other things, the restatements described above. The Board of Directors approved the formation of a Special Litigation Committee (“SLC”) and the retention of a Delaware law firm as independent counsel to the SLC. The SLC and independent counsel are in the process of conducting an investigation of the allegations set forth in the pre-suit demands.

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

NOTE 23 – SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,222,525	$1,825,262
China	12,845,935	6,510,645
Total	$18,068,460	$8,335,907

Major products
EV parts	$12,771,440	$6,372,597
Off-road vehicles	5,297,020	1,963,310
Total	$18,068,460	$8,335,907

Timing of revenue recognition
Products transferred at a point in time	$18,068,460	$8,335,907

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and those set forth from time to time in our other filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they will be recognized in the consolidated statement of operations within operating expenses. We had allowances for doubtful accounts of $138,678 and $120,010 as of March 31, 2019 and December 31, 2018, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were $829,523 and $840,701 of decline in net realizable value of inventory as of March 31, 2019 and December 31, 2018, respectively, due to our provision for slow moving inventory.

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

We generate revenue through the sale of EV products, EV parts and off-road vehicles. Our revenue recognition policies are the same for our EV products, EV parts and off-road. The revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are determined, reviewed and revised periodically by management. Revenue is recognized net of any taxes collected from customers. Such taxes are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occurring prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

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

Consequently, warranty issues are taken into consideration during price negotiations for our products. Free parts are delivered along with the products, and when products are sold, the related parts are recorded as cost of goods sold. Due to the reliability of our products, we have been able to maintain this warranty policy and we have not had any product liability issues attributed to our products.

The aforementioned warranty procedures are in place with the exception of SC Autosports, our wholly-owned U.S. subsidiary. SC Autosports offers warranties for sale for products manufactured by Bennche, LLC (“Bennche”) and Massimo Motor Sports, LLC (“Massimo”), which cover ATVs, UTVs, electric vehicles (EVs), etc. sold in the United States, subject to certain coverage limitations. Based on different products and models, warranties last for a term of twelve (12) months, six (6) months or 90 days, effective from the date of purchase by the original owner. As an authorized dealer, SC Autosports is responsible for making repairs and replacements covered by the warranties at no charge for parts and labor.

For the EV products that we sell in China, we provide a three year or 50,000 kilometer manufacturer warranty. This warranty affects the Company through our participation and investment in the JV Company, which manufactures the EV products.

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the three months ended March 31, 2019, we recognized total revenue of $18,068,460 as compared to $8,335,907 for the three months ended March 31, 2018, an increase of $9,732,553, or 116.8%, primarily due to the increased revenue of EV parts sales. For the three months ended March 31, 2019, we recorded $3,136,437 of gross profits, an increase of $1,790,486 or 133.0% from the same period of 2018, primarily due to the increase of revenue from the sale of EV parts. Gross margin for the three months ended March 31, 2019 was 17.4%, an increase compare to 16.1% for the three months ended March 31, 2018. We recorded a net loss of $4,409,472 for the three months ended March 31, 2019, compared to net income of $3,727,995 in the same period of 2018, largely due to the increased share of loss of the JV Company compared to the same period of last year, a result of the national subsidy policy adjustment during the first quarter and pending restructuring of the JV Company.

Over the following months of 2019, we plan to continue marketing and selling our current products and developing new products to meet market demand and further penetrate domestic and international markets. 2019 will be the implementation year for a decline in subsidies from the Chinese government for new energy vehicles. The Chinese government’s subsidy for new energy vehicles has continued to decline compared to past years. However, as of the date of this report, the new government policy regarding state subsidies for new energy vehicles has not yet been released. The Chinese government has not made clear the extent to which new energy vehicle subsidies will decline. The Company cannot predict in the coming year whether the declining levels of national new energy vehicle subsidies will be made up by the scale effect of production, a reduction of the purchase price of key parts, or tightened controls over manufacturing costs. This may also present greater challenges to the JV Company’s operations. Therefore, changes in government support policies may have a significant adverse impact on the Company’s business prospects, operating results, cash flow and profitability in the coming years. To weather the challenging market situation, we intend to continue to strengthen our technical abilities, improve our core competitiveness, and enhance our brand image to broaden our customer base and increase our market share.

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019	% of Revenue	March 31, 2018	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	16,334,963	90.4%	5,732,463	68.8%	10,602,500	185.0%
REVENUES FROM THE JV COMPANY AND RELATED PARTY, NET	1,733,497	9.6%	2,603,444	31.2%	(869,947)	(33.4%)

REVENUES, NET	18,068,460		8,335,907		9,732,553	116.8%

COST OF GOODS SOLD	(14,932,023)	(82.6%)	(6,989,956)	(83.9%)	(7,942,067)	113.6%

GROSS PROFIT	3,136,437	17.4%	1,345,951	16.1%	1,790,486	133.0%

OPERATING EXPENSES:
Research and development	(537,433)	(3.0%)	(757,298)	(9.1%)	219,865	(29.0%)
Selling and marketing	(618,003)	(3.4%)	(748,225)	(9.0%)	130,222	(17.4%)
General and administrative	(2,039,528)	(11.3%)	398,171	4.8%	(2,437,699)	(612.2%)
Total Operating Expenses	(3,194,964)	(17.7%)	(1,107,352)	(13.3%)	(2,087,612)	188.5%

(LOSS) INCOME FROM OPERATIONS	(58,527)	(0.3%)	238,599	2.9%	(297,126)	(124.5%)

OTHER INCOME (EXPENSE):
Interest income	252,404	1.4%	942,993	11.3%	(690,589)	(73.2%)
Interest expense	(439,183)	(2.4%)	(550,417)	(6.6%)	111,234	(20.2%)
Change in fair value of contingent consideration	89,000	0.5%	2,680,179	32.2%	(2,591,179)	(96.7%)
Government grants	47,724	0.3%	95,255	1.1%	(47,531)	(49.9%)
Gain from equity dilution in JV	4,365,390	24.2%	-	0.0%	4,365,390	-
Share of (loss) income after tax of the JV Company	(9,949,158)	(55.1%)	795,055	9.5%	(10,744,213)	(1351.4%)
Other income , net	474,390	2.6%	22,977	0.3%	451,413	1964.6%
Total other (expense) income, net	(5,159,433)	(28.6%)	3,986,042	47.8%	(9,145,475)	(229.4%)

(LOSS) INCOME BEFORE INCOME TAXES	(5,217,960)	(28.9%)	4,224,641	50.7%	(9,442,601)	(223.5%)

INCOME TAX BENEFIT (EXPENSE)	808,488	4.5%	(496,646)	(6.0%)	1,305,134	(262.8%)

NET (LOSS) INCOME	(4,409,472)	(24.4%)	3,727,995	44.7%	(8,137,467)	(218.3%)

(a) Revenue

For the three months ended March 31, 2019, our revenue was $18,068,460 compared to $8,335,907 for the same period of 2018, an increase of $9,732,553 or 116.8%. The increase in revenue was due to the increase in sales of both EV parts and off-road vehicles during this quarter. The increase in EV parts sales was primarily due to the increased sales volume of battery packs.

The following table summarizes our revenues by product types for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	Sales	Sales
EV parts	$12,771,440	$6,372,597
Off-road vehicles	5,297,020	1,963,310
Total	$18,068,460	$8,335,907

EV Parts

During the three months ended March 31, 2019, our revenues from the sale of EV parts were $12,771,440, representing an increase of $6,398,843 or 100.4% from $6,372,597 for the first quarter of 2018.

Our revenue for the three months ended March 31, 2018 primarily consisted of the sale of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 70.7% of total sales.

During the three months ended March 31, 2019 and 2018, our revenues from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 10% and 31% of our total net revenue for the quarter, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries.

Off-Road Vehicles

During the three months ended March 31, 2019, our revenue from the sale of off-road vehicles including go karts, all-terrain vehicles (“ATVs”), and others, totaled $5,297,020, representing an increase of $3,333,710 or 169.8% from $1,963,310 for the first quarter of 2018. The increase in revenue of off-road vehicles was largely due to additional sales from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018. Our off-road vehicles business line accounted for approximately 29.3% of our total net revenue for the three months ended March 31, 2019.

The following table shows the breakdown of our net revenues:

	Three Months Ended March 31,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,222,525	$1,825,262
China	12,845,935	6,510,645
Total	$18,068,460	$8,335,907

Major products
EV parts	$12,771,440	$6,372,597
Off-road vehicles	5,297,020	1,963,310
Total	$18,068,460	$8,335,907

Timing of revenue recognition
Products transferred at a point in time	$18,068,460	$8,335,907

(b) Cost of goods sold

Cost of goods sold was $14,932,023 during the three months ended March 31, 2019, representing an increase of $7,942,067, or 113.6%, compared to $6,989,956 for the same period of 2018. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended March 31, 2019 and 2018 are as set forth below:

	Three Months Ended March 31,
	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$12,771,440	10,809,566	1,961,874	15.4%	$6,372,597	5,240,791	1,131,806	17.8%
Off-road vehicles	5,297,020	4,122,457	1,174,563	22.2%	1,963,310	1,749,165	214,145	10.9%
Total	$18,068,460	14,932,023	3,136,437	17.4%	$8,335,907	6,989,956	1,345,951	16.1%

Gross profit for the first quarter of 2019 increased 133.0% to $3,136,437, compared to $1,345,951 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 17.4% compared to 16.1% for the same period of 2018. The increase in our gross margin was mainly due to the higher gross margin from off-road vehicle sales of SC Autosports, which became our U.S. subsidiary in July 2018, a result of its effective procurement of inventory at discounted prices.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $537,433 for the first quarter of 2019, a decrease of $219,865 or 29.0% compared to $757,298 for the same period of last year. This decrease was primarily due to decreased material procurement expense of research and development from the same period of last year.

(e) Sales and marketing

Selling and distribution expenses were $618,003 for the first quarter of 2019, compared to $748,225 for the same period last year, a decrease of $130,222 or 17.4%. This decrease was primarily attributable to the decrease in maintenance expenses for our products.

(f) General and administrative expenses

General and administrative expenses were $2,039,528 for the first quarter of 2019, compared to negative $398,171 for the same period of last year, an increase in such expenses of $2,437,699 or 612.2%. For the three months ended March 31, 2019, general and administrative expenses included $31,675 in expenses for common stock awards and stock options to employees and Board members, compared to $1,029,171 in expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock options for the same period in 2018. Excluding stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2019 were $2,007,853, an increase of $790,318, or 64.9%, from $1,217,535 for the same period of 2018, which was largely due to increased operation cost of the Company since Hainan facility has been put into production. The additional general and administrative expenses from SC Autosports which became our U.S. subsidiary in July 2018 also contributed to this increase.

(g) Interest income

Interest income was $252,404 for the first quarter of 2019, a decrease of $690,589 or 73.2% compared to $942,993 for the same period of last year. This decrease was primarily attributable to decreased interest earned on bank deposits, as well as decreased interest earned on loans to the JV Company since Kandi Vehicles’ loan to JV converted to equity in the second quarter of 2018.

(h) Interest expenses

Interest expenses were $439,183 in the first quarter of 2019, a decrease of $111,234 or 20.2% compared to $550,417 for the same period of last year. This decrease was primarily due to lower interest expenses incurred associated with the note payable to a third party and the decreased discounts associated with the settlement of bank acceptance notes. Of the interest expenses, $0, and $53,426 were discounts associated with the settlement of bank acceptance notes for the three months ended March 31, 2019 and 2018, respectively.

(i) Change in fair value of contingent consideration

For the first quarter of 2019, the gain related to changes in the fair value of contingent consideration was $89,000, a decrease of $2,591,179 or 96.7% compared to gain related to changes in the fair value of contingent consideration of $2,680,179 for the same period of last year, which was mainly the result of the decrease in fair value of contingent liability between December 31, 2018 and March 31, 2019 was less than the decrease in the same period of last year.

(j) Government grants

Government grants were $47,724 for the first quarter of 2019, compared to $95,255 for the same quarter last year, representing a decrease of $47,531, or 49.9%. This decrease in government grants was primarily because Kandi Vehicles received subsidies totaling $44,468 for awards from the government based on projects (“Government Project Awards”). For Government Project Awards, there is no comparability between different years.

(k) Gain from equity dilution in JV

Gain from equity dilution was $4,365,390 for the first quarter of 2019 which was primarily due to gain from the March JV Loan to Equity Conversion. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, our equity interests in the JV Company decreased to 43.47% as of March 31, 2019 .

(l) Share of income (loss) after tax of the JV Company

For the first quarter of 2019, the JV Company’s net sales were $1,256,873, gross loss was $21,542, and net loss was $20,191,314. We accounted for our investments in the JV Company under the equity method of accounting. Since the March JV Loan to Equity Conversion was completed at end of this quarter and the JV Equity Transfer has not been completed as of March 31, 2019, we recorded 50% of the JV Company’s loss of $10,095,657 for the first quarter of 2019. After eliminating intra-entity profits and losses, our share of loss of the JV Company was $9,949,158 for the first quarter of 2019. The losses incurred by the JV Company was largely attributable to the fact that there were no EV products sold in the first quarter of 2019 due to the national subsidy policy adjustment during the first quarter and pending restructuring of the JV Company, as well as an increase in R&D expenses compared with same period of last year.

(m) Other income (expense), net

Other income (net) was $474,390 for the first quarter of 2019, an increase of $451,413 or 1964.6% compared to other income (net) of $22,977 for the same period of last year. This increase was primarily due to the reversal of $0.5 million accrued after-sale service fees of Jinhua Ankao, which has been evaluated by management, which subsequently concluded that this accrued liability will not be incurred.

(n) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle and Jinhua An Kao are qualified as a high technology company in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 43.47% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first quarter of 2019 was a tax benefit of 15.49% on a reported loss before taxes of approximately $5.2 million, compared to an effective income tax rate with a tax expense of 11.76% for the same period of last year on a reported income before taxes of approximately $4.2 million.

(o) Net income (loss)

Net loss was $4,409,472 for the first quarter of 2019, a decrease of $8,137,467 compared to net income $3,727,995 for the same period of last year. The decrease in net income was primarily attributable to the increased share of loss of the JV Company compared to the same period of last year, a result of the national subsidy policy adjustment during the first quarter and pending restructuring of the JV Company.

Excluding (i) the effects of stock compensation expenses, which were $31,675 and $1,029,171 net of a reversal for forfeited stock options of $2,644,877 for the first quarter of 2019 and 2018, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $89,000 and a gain of $2,680,179 for the three months ended March 31, 2019 and 2018, respectively, our non-GAAP net loss was $4,466,797 for the three months ended March 31, 2019 as compared to non-GAAP net loss $567,890 for the same period of 2018, a decrease in income of $3,898,907, or 686.6%. The decrease in net income (non-GAAP) was primarily attributable to an increased share of loss of the JV Company compared to the same period of last year, since the national subsidy policy adjustment during the first quarter and pending restructuring of the JV Company.

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

The following table summarizes our non-GAAP net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
GAAP net (loss) income	$(4,409,472)	$3,727,995
Stock compensation (benefit) expenses	31,675	(1,615,706)
Change in fair value of contingent consideration	(89,000)	(2,680,179)
Non-GAAP net loss	$(4,466,797)	$(567,890)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first quarter of 2019, cash used in operating activities was $14,037,641, as compared to cash used in operating activities of $1,087,133 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses on our financings. The major operating activities that provided cash for first quarter of 2019 were an increase of accounts payable of $22,593,966, (net of assignment of notes receivable from unrelated parties to supplier to settle accounts payable of $5,751,215, assignment of notes receivable from the JV Company and related parties to supplier to settle accounts payable of $15,277,778, settlement of accounts payable with notes payables of $2,488,735 and replacement of notes payables with accounts payable of $3,631,566). The major operating activity that used cash for first quarter of 2019 was an increase in other receivables and other assets of $14,256,807 (net of settlement of other receivables with notes receivable from unrelated parties of $2,001,067), and an increase of accounts receivable of $17,991,854 (net of settlement of accounts receivables with notes receivable from unrelated parties of $3,750,148).

For the first quarter of 2019, cash used in investing activities was $300,704, as compared to cash used in investing activities of $3,991,157 for the same period last year. The major investing activities that used cash for first quarter of 2019 were $300,704 in Purchases of property, plant and equipment.

For the first quarter of 2019, cash used in financing activities was $0, as compared to cash used in financing activities of $3,068,066 for the same period last year. The major financing activities that provided cash for the first quarter of 2019 were proceeds from short-term bank loans of $2,816,317. The major financing activities that used cash for first quarter of 2019 were $2,816,317 of repayments of short-term bank loans.

Working Capital

We had a working capital surplus of $8,522,962 at March 31, 2019, which reflected an increase of $5,996,051 from $2,526,911 as of December 31, 2018.

We have historically financed our operations through short-term commercial bank loans from Chinese banks. These loans typically have one year terms, and upon the payment of all outstanding principal and interest on a particular loan, the banks have typically rolled over the loans for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing year after year. As such, we believe these short-term bank loans will be available under normal trade terms, if necessary.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31, 2019
(In Thousands)
Capital requirements
Purchase of plant and equipment	$301
Repayments of short-term bank loans	2,816
Internal cash used in operations	14,038
Total capital Requirements	$17,155

Capital provided
Proceeds from short-term bank loan	2,816
Decrease in cash	13,891
Total capital provided	$16,707

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past three months.

Contractual Obligations and Off-balance Sheet Arrangements

Short-term and long-term Loans:

For the discussion of short-term and long-term loans, please refer to Note 15 - Short-term and Long-term Loans under Notes to Condensed Consolidated Financial Statements.

Notes payable:

For the discussion of notes payable, please refer to Note 16 - Notes Payable under Notes to Condensed Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 22 –Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

As disclosed on March 21, 2019, we announced that Kandi Vehicles signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. to transfer certain equity interests in the JV Company to Geely. Given Geely’s competitive strength and recognition in the global automotive industry, this deal could help significantly accelerate the growth of the JV Company. Pursuant to the Transfer Agreement, the parties have agreed to some of the key terms: (1) The JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the JV Company became RMB 2.44 billion (approximately $363.2 million) Kandi Vehicles owned 43.47% and Geely owned 56.53%, of the equity interests in the JV Company, respectively, upon the conversion of the loan into equity in the JV Company; (2) Kandi Vehicles agreed to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million). Kandi Vehicles will own 22% of the equity interests of the JV Company after the transfer; (3) Both parties further agreed that within next two years, Kandi may purchase a portion of the assets of the JV Company using the Company’s shares as consideration, resulting in Geely becoming a significant shareholder of the Company.

On April 9, 2019, we announced that pure EV SMA7001BEV77 (“Model K23”) has been included in the Ministry of Industry and Information Technology’s (the “MIIT”) Directory of New Products (the “318th Directory”) and Recommended Models for Energy Saving and New Energy Vehicle Demonstration and Promotion (“2019’s 3rd Annual Directory of New Energy Vehicles”) in the People’s Republic of China. The new model meets the new energy vehicle promotion subsidy program and product technical requirements set forth in the “Notice on Further Improving the Financial Subsidy Policy for the Promotion and Application of New Energy Vehicles” issued by the Four Ministries on March 26, 2019. As a result, purchasers of the model K23 will be qualified to receive government subsidies in 2019.

On April 11, 2019, we announced that Didi Chuxing Technology Co., (“Didi Chuxing”)’s primary auto solutions platform, Xiaoju Auto Leasing Division and the JV Company, including its affiliates, took the next step in their collaboration by establishing a strategic partnership in order to take advantage of shared resources and opportunities. As a result of a series of key discussions, the JV Company and Didi Chuxing signed a major customer cooperative framework contract on April 9, 2019.

On May 9, 2019, we announced that we signed a Strategic Cooperative Agreement (the “Agreement”) with Northpoint Commercial Finance LLC (“Northpoint”) on May 8th 2019, a leader in commercial finance, supplying flexible inventory financing for clients in a variety of industries. We are planning on bringing several models of pure electric vehicles from China to the North American market. Kandi EVs’ cutting-edge technology, trendy designs, affordable price points, and tax-advantaged benefits for USA consumers pursuant to IRS Section 30D create an exciting sales opportunity for Kandi’s new dealership network. Northpoint specializes in inventory financing programs and is a subsidiary of Laurentian Bank of Canada. Northpoint has offices in Alpharetta, Georgia, and Burlington, Ontario. Laurentian Bank has been in business for over 170 years and has over $45 billion in assets. Northpoint’s inventory finance programs will help Kandi develop its distribution network by helping its dealers to grow sales revenues; enhance cash flows; and improve profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 22 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 22 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	English translation of the Equity Transfer Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Geely Technologies Group Co., Ltd. dated March 21, 2019.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Interim Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)