Form 10-Q
period 2019-06-30
Kandi Technologies Group, Inc.
filed 2019-08-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

Commission file number 001-33997

KANDI TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in charter)

Delaware	90-0363723
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jinhua City Industrial Zone Jinhua, Zhejiang Province People’s Republic of China	321016
(Address of principal executive offices)	(Zip Code)

(86 - 579) 82239856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KNDI	NASDAQ

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

As of August 5, 2019, the registrant had 56,243,102 shares of common stock issued and 52,819,441 shares of common stock outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) – Three Months and Six Months Ended June 30, 2019 and 2018	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) – Three Months and Six Months Ended June 30, 2019 and 2018	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2019 and 2018	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II — OTHER INFORMATION		47

Item 1.	Legal proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	48

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(UNAUDITED)
Current assets
Cash and cash equivalents	$3,608,933	$15,662,201
Restricted cash	1,573,992	6,690,870
Accounts receivable (net of allowance for doubtful accounts of $135,557 and $120,010 as of June 30, 2019 and December 31, 2018, respectively)	41,926,724	34,274,728
Inventories (net of provision for slow moving inventory of $901,110 and $840,701 as of June 30, 2019 and December 31, 2018, respectively)	28,980,722	21,997,868
Notes receivable	-	72,712
Notes receivable from the JV Company and related party	1,456,537	3,861,032
Other receivables	7,936,107	1,264,323
Prepayments and prepaid expense	10,290,832	11,136,408
Due from employees	4,208	1,001
Advances to suppliers	4,874,600	4,705,183
Amount due from the JV Company, net	60,945,283	67,683,462
Right - of - use asset	75,205	-
TOTAL CURRENT ASSETS	161,673,143	167,349,788

LONG-TERM ASSETS
Property, plant and equipment, net	78,839,301	82,045,923
Land use rights, net	11,603,594	11,749,728
Deferred taxes assets	-	8,204
Investment in the JV Company	119,144,892	128,929,893
Goodwill	28,586,379	28,552,215
Intangible assets	4,020,363	4,328,127
Other long term assets	5,286,205	5,865,386
TOTAL Long-Term Assets	247,480,734	261,479,476

TOTAL ASSETS	$409,153,877	$428,829,264

CURRENT LIABILITIES
Accounts payable	$77,907,803	$112,309,683
Other payables and accrued expenses	5,233,787	4,251,487
Short-term loans	32,189,466	30,539,236
Customer deposits	141,678	94,408
Notes payable	20,258,972	12,787,619
Income tax payable	330,772	3,471,366
Due to employees	8,464	28,473
Deferred income	1,320,147	1,340,605
Lease liability	76,348	-
Advance receipts	14,565,369	-
Total Current Liabilities	152,032,806	164,822,877

LONG-TERM LIABILITIES
Long term bank loans	28,693,778	28,794,136
Deferred taxes liability	2,776,327	1,711,343
Contingent liability	6,619,000	7,256,000
Other long-term liability	-	622,034
Total Long-Term Liabilities	38,089,105	38,383,513

TOTAL LIABILITIES	190,121,911	203,206,390

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,243,102 and 55,992,002 shares issued and 52,819,441 and 51,484,444 outstanding at June 30, 2019 and December 31, 2018, respectively	52,819	51,484
Additional paid-in capital	259,636,605	254,989,657
Retained earnings (the restricted portion is $4,422,033 and $4,422,033 at June 30, 2019 and December 31, 2018, respectively)	(21,224,639)	(9,497,009)
Accumulated other comprehensive loss	(19,432,819)	(19,921,258)
TOTAL STOCKHOLDERS’ EQUITY	219,031,966	225,622,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,153,877	$428,829,264

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES FROM UNRELATED PARTY, NET	$20,056,696	$11,618,855	$36,391,659	$17,351,318
REVENUES FROM THE JV COMPANY AND RELATED PARTY, NET	4,089,534	4,740,751	5,823,031	7,344,195

REVENUES, NET	24,146,230	16,359,606	42,214,690	24,695,513

COST OF GOODS SOLD	(19,944,076)	(14,301,594)	(34,876,099)	(21,291,550)

GROSS PROFIT	4,202,154	2,058,012	7,338,591	3,403,963

OPERATING EXPENSES:
Research and development	(632,590)	(642,889)	(1,170,023)	(1,400,187)
Selling and marketing	(899,478)	(228,173)	(1,517,481)	(976,398)
General and administrative	(5,623,798)	(3,861,263)	(7,663,326)	(3,463,092)
Total Operating Expenses	(7,155,866)	(4,732,325)	(10,350,830)	(5,839,677)

LOSS FROM OPERATIONS	(2,953,712)	(2,674,313)	(3,012,239)	(2,435,714)

OTHER INCOME (EXPENSE):
Interest income	97,814	456,784	350,218	1,399,777
Interest expense	(429,355)	(471,616)	(868,538)	(1,022,033)
Change in fair value of contingent consideration	548,000	686,833	637,000	3,367,012
Government grants	175,319	15,558	223,043	110,813
Gain from equity dilution in JV	(24,131)	-	4,341,259	-
Share of (loss) income after tax of the JV Company	(4,500,201)	2,372,696	(14,449,359)	3,167,751
Other income, net	(174,597)	627,582	299,793	650,559
Total other (expense) income, net	(4,307,151)	3,687,837	(9,466,584)	7,673,879

(LOSS) INCOME BEFORE INCOME TAXES	(7,260,863)	1,013,524	(12,478,823)	5,238,165

INCOME TAX (EXPENSE) BENEFIT	(57,295)	361,001	751,193	(135,645)

NET (LOSS) INCOME	(7,318,158)	1,374,525	(11,727,630)	5,102,520

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(4,915,589)	(12,587,622)	488,439	(5,122,382)

COMPREHENSIVE LOSS	(12,233,747)	$(11,213,097)	$(11,239,191)	$(19,862)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	52,806,331	51,140,542	52,189,237	50,893,356
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	52,806,331	51,140,542	52,189,237	50,893,356

NET (LOSS) INCOME PER SHARE, BASIC	$(0.14)	$0.03	$(0.22)	$0.10
NET (LOSS) INCOME PER SHARE, DILUTED	$(0.14)	$0.03	$(0.22)	$0.10

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

Condensed CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Total shareholder’s equity, beginning balance	$		$		$		$

Common Stock:
Beginning balance		52,581		51,009		51,484		48,037
Stock issuance and award		238		289		1,335		3,261
Ending balance		52,819		51,298		52,819		51,298

Additional Paid-in Capital:
Beginning balance		258,377,036		252,154,904		254,989,657		233,055,348
Stock issuance and award		1,259,569		2,038,476		4,646,948		21,138,032
Ending balance		259,636,605		254,193,380		259,636,605		254,193,380

Retained Earnings:
Beginning balance		(13,906,481)		(74,315)		(9,497,009)		(3,802,310)
Net (loss) income		(7,318,158)		1,374,525		(11,727,630)		5,102,520
Ending balance		(21,224,639)		1,300,210		(21,224,639)		1,300,210

Accumulated Other Comprehensive Income:
Beginning balance		(14,517,230)		1,154,477		(19,921,258)		(6,310,763)
Foreign currency translation		(4,915,589)		(12,587,622)		488,439		(5,122,382)
Ending balance		(19,432,819)		(11,433,145)		(19,432,819)		(11,433,145)

Total shareholder’s equity, ending balance		$219,031,966		$244,111,743		$219,031,966		$244,111,743

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,727,630)	$5,102,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,376,097	1,791,762
Assets impairments	59,799	341,261
Allowance for doubtful accounts	15,543	(7,257)
Deferred taxes	51,275	-
Share of (loss) income after tax of the JV Company	14,449,359	(3,167,751)
Gain from equity dilution in JV	(4,341,259)	-
Reserve for fixed assets	-	(54,799)
Change in fair value of contingent consideration	(637,000)	(3,367,012)
Stock compensation cost	1,314,408	222,259

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(16,560,338)	(36,123,904)
Deferred taxes assets	-	(53,330)
Notes receivable	250,593	502,623.00
Notes receivable from the JV Company and related party	442,223	2,060,755
Inventories	(7,093,904)	5,020,163
Other receivables and other assets	(6,234,801)	927,544
Due from employee	(23,540)	(22,355)
Advances to supplier and prepayments and prepaid expenses	708,825	(2,626,098)
Amount due from the JV Company	(4,128,506)	(39,263,079)
Amount due from JV Company-Longterm	-	15,907,183
Due from related party	-	165,614

Increase (Decrease) In:
Accounts payable	387,505	41,319,755
Other payables and accrued liabilities	7,844,434	25,636,794
Notes payable	(10,161,233)	(11,936,770)
Customer deposits	46,806	75,010
Income tax payable	(2,134,722)	(1,837,147)
Deferred income	(22,838)	(779,240)
Net cash used in operating activities	$(33,118,904)	$(165,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(512,707)	(122,407)
Purchases of land use rights and other intangible assets	-	(107,917)
Acquisition of Jinhua An Kao (net of cash received)	-	(3,694,275)
Purchases of construction in progress	-	(48,042)
Reimbursement of capitalize interests for construction in progress	-	1,860,287
Long Term Investment	-	1,492,162
Advance receipts of equity transfer	14,740,783	-
Net cash used in investing activities	$14,228,076	$(620,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	17,541,532	14,764,553
Repayments of short-term bank loans	(15,920,046)	(14,764,553)
Repayments of long-term bank loans	(147,408)	(157,070)
Proceeds from notes payable	-	34,702,510
Repayment of notes payable	-	(40,349,566)
Net cash provided by (used in) financing activities	$1,474,078	$(5,804,126)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(17,416,750)	(6,589,817)
Effect of exchange rate changes on cash	246,604	(30,020)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	22,353,071	16,110,496

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	5,182,925	9,490,659
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,608,933	1,612,459
-RESTRICTED CASH AT END OF PERIOD	1,573,992	7,878,200

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,199,807	1,815,156
Interest paid	868,538	848,232

SUPPLEMENTAL NON-CASH DISCLOSURES:
Long term and short term Advances to suppliers transferred to Construction in progress	-	28,158,299
Settlement of due from the JV Company and related parties with notes receivable from related parties	11,055,587	36,310,747
Settlement of accounts receivables with notes receivable from unrelated parties	8,859,211	39,932,517
Assignment of notes receivable from unrelated parties to supplier to settle accounts payable	8,682,321	12,570,974
Assignment of notes receivable from the JV Company and related parties to supplier to settle accounts payable	5,623,609	35,176,703
Assignment of notes receivable from the JV Company and related parties to supplier to settle other payable	7,429,355	-
Settlement of accounts payable with notes payables	20,502,956	19,480,843
Acquisition of Jinhua An Kao by stock	-	20,718,859
Replacement of notes payables with accounts payable	2,800,749	10,994,880
Amount due from the JV Company converted to investment in the JV Company	-	85,602,991
Reversal of construction in progress and accounts payable	-	8,299,226
Reclassification of overpaid accounts payable to advances to suppliers	-	3,703,808

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

The Company’s organizational chart as of June 30, 2019 is as follows:

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

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd. (“Geely”), the parties established Zhejiang Kandi Electric Vehicles Co., Ltd. (the “JV Company”) to develop, manufacture and sell EV products and related auto parts. In March 2014, the JV Company changed its name to Kandi Electric Vehicles Group Co., Ltd. On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement (the “Transfer Agreement”) with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the JV Company to Geely. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the JV Company became RMB 2.44 billion (approximately $363.2 million), of which Kandi Vehicles owns 43.47% and Geely owns 56.53%, respectively, upon the conversion of the loan into equity in the JV Company. After that, Kandi Vehicles further agreed to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million). Kandi Vehicles shall own 22% of the equity interests of the JV Company after the transfer. As of the date of this report, the equity transfer has not been completed yet.

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

In November 2015, the JV Company formed Hangzhou Puma Investment Management Co., Ltd. (“Puma Investment”). Puma Investment used to provide investment and consulting services. The JV Company had a 50% ownership interest in Puma Investment (the other 50% is owned by Zuozhongyou Electric Vehicles Service (Hangzhou) Co., Ltd.). The Company, through its ownership of the JV Company, indirectly owned an 21.74% economic interest in Puma Investment. Puma Investment was dissolved in May 2019.

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

In March 2017, Kandi Jiangsu formed Hangzhou Liuchuang Electric Vehicle Technology Co., Ltd. (“Liuchuang”). Since Kandi Jiangsu is 100% owned by the JV Company, the JV Company has a 100% ownership interest in Liuchuang, and the Company, through its 43.47% ownership interest in the JV Company, indirectly owns a 43.47% economic interest in Liuchuang.

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

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Kandi Vehicle has a 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. As of the date of this report, Kandi Vehicle has not made any capital contribution to Supply Chain Company and is not involved in its operations.

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

NOTE 2 - LIQUIDITY

The Company had a working capital of $9,640,337 as of June 30, 2019, an increase of $7,113,426 from a working capital of $2,526,911 as of December 31, 2018.

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

During the first quarter of 2019, the Company signed an agreement to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $75.2 million). The Company received RMB 100 million (approximately $14.6 million) on April 11, 2019 and RMB 100 million (approximately $14.6 million) on July 12, 2019 from Geely, and the rest is expected to be collected before September 25, 2019. The Company plans to apply the proceeds from the equity transfer to its ongoing operations.

As of the date of this report, the JV Company has received a national subsidy payment of RMB 876 million (approximately $127.7 million). In connection with the transfer of the equity interests of the JV Company in the first half of 2019 as described above and elsewhere in this report, the JV Company is restructuring its management team. The new management team needs time for the transition. As it is out of our control as to when the new management team of the JV Company will finish the transition of work, we cannot predict the exact date of us receiving the amount due from the JV Company. However, based on its sufficient cash flow, the Company expects to receive the amount due from the JV Company within one year at the latest.

The cash flow and operating capacity of the Company will be greatly improved after we receive the above payments.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. As notes payable of the Company usually has maximum terms of six months, the Company assumes the carrying value of notes payable equals fair value. The balance of notes payable, which were measured and disclosed at fair value, was $20,258,972 and $12,787,619 at June 30, 2019 and December 31, 2018, respectively.

Contingent consideration related to the acquisitions of Jinhua An Kao and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $6,619,000 and $7,256,000 at June 30, 2019 and December 31, 2018, respectively.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of June 30, 2019 and December 31, 2018, the Company’s restricted cash was $1,573,992 and $6,690,870, respectively.

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

As of June 30, 2019 and December 31, 2018, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of June 30, 2019 and December 31, 2018, the Company had a $135,557 and $120,010 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f) Amount due from the JV Company, net

Net amount due from the JV Company represent net trade receivable from the JV Company, loan lending to the JV Company as well as interest related to such loan. As of June 30, 2019, the Company’s net amount due from the JV Company includes $58 million net trade receivable and $2 million loan interest. As of the date of this report, the JV Company has received a national subsidy payment of RMB 876 million (approximately $127.7 million). In connection with the transfer of the equity interests of the JV Company in the first half of 2019 as described above and elsewhere in this report, the JV Company is restructuring its management team. The new management team needs time for the transition. As it is out of our control as to when the new management team of the JV Company will finish the transition of work, we cannot predict the exact date of us receiving the amount due from the JV Company. However, based on its sufficient cash flow, the Company expects to receive the amount due from the JV Company within one year at the latest.

(g) Other Receivable

Other receivable represent receivables other than trade receivable, amount due from the JV Company, amount due from related party and notes receivable. As of June 30, 2019, the company’s other receivable includes $5.2 million short-term loan lending to unrelated party with 6% annual interest rate, in order to maximize the use of idle cash.

(h) Notes receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the JV Company and other parties to settle accounts receivable. If the Company decides to sell notes receivable at a discount for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As of June 30, 2019 and December 31, 2018, the Company had notes receivable from unrelated parties of $0 and $72,712, respectively, which notes receivable typically mature within six months. As of June 30, 2019 and December 31, 2018, the Company had notes receivable from JV Company and other related parties of $1,456,537 and $3,861,032, respectively, which notes receivable typically mature within six months.

(i) Advances to Suppliers

Advances to suppliers represent cash paid in advance to suppliers, and include advances to raw material suppliers, mold manufacturers, and equipment suppliers.

Advances for raw material purchases are typically settled within two months of the Company’s receipt of the raw materials. Prepayment is offset against the purchase price after the equipment or materials are delivered.

(j) Property, Plants and Equipment

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

(k) Construction in Progress

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

(m) Accounting for the Impairment of Long-Lived Assets

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

(n) Revenue Recognition

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

The Company generates revenue through sales of EV parts and off-road vehicles. The revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are determined, reviewed and revised periodically by management. The amount of variable consideration recognize is limited and is not likely to be reversed. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

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

(o) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $632,590 and $642,889 for the three months ended June 30, 2019, and June 30, 2018, respectively. Research and development expenses were $1,170,023 and $1,400,187 for the six months ended June 30, 2019, and June 30, 2018, respectively.

(p) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the three months ended June 30, 2019 and June 30, 2018, $175,319 and $15,558, respectively, were received by the Company’s subsidiaries from the Chinese government. For the six months ended June 30, 2019 and June 30, 2018, $223,043 and $110,813, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	June 30,	December 31,	June 30,
	2019	2018	2018
Period end RMB : USD exchange rate	6.8656	6.8764	6.61905
Average RMB : USD exchange rate	6.7839	6.6146	6.3666

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

(t) Segments

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

(u) Stock Option Expenses

The Company’s stock option expenses are recorded in accordance with ASC 718.

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

The stock-based option expenses for the three months ended June 30, 2019 and June 30, 2018, were $0 and $589,430. The stock-based option expenses for the six months ended June 30, 2019 and June 30, 2018, were $0 and $1,586,926 net of a reversal for forfeited stock option of $2,644,877, respectively. See Note 18. There were no forfeitures estimated during the reporting period.

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

As of June 30, 2019 and June 30, 2018, the Company determined that its goodwill was not impaired.

(w) Intangible assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of YongkangScrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets are amortized as of June 30, 2019. The amortization expenses for intangible assets were $157,967 and $167,563 for the three months ended June 30, 2019 and June 30, 2018, respectively. The amortization expenses for intangible assets were $ 317,470 and $335,588 for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

(y) Consolidation of Variable Interest Entities

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

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $140,000 as of January 1, 2019, which primarily relates to our corporate office leases for SC Autosports. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

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

 In June, 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative. The amendments specify that Topic 718 applies to all share-based payment transactions where the grantor is acquiring goods or services being used or consumed in its own operations by issuing these awards. They do not apply to share-based payments that are used to effectively provide financing for the grantor/issuer or that are granted in conjunction with selling goods or services to customers as part of a contract which should be accounted for under Topic 606. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted as long as the adoption is not earlier than the adoption of Topic 606. The Company has evaluated the transactions and determined there is no impact of on its Condensed Consolidated Financial Statements because the Company expenses the non-employee Share-Based payment in the same period and in the same manner that a cash-based payment would be.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month periods ended June 30, 2019, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales			Trade Receivable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,		June 30,	December 31,
Major Customers	2019	2018		2019	2018
Jinhua Chaoneng Automobile Sales Co. Ltd.	36%	36%		23%	22%
Zhejiang Kuke Sports Technology Co., Ltd.	27%	4%		8%	2%
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	17%	29	%(1)	58%	66%

(1)	Including 27% from Kandi Electric Vehicles Group Co., Ltd.

For the six-month periods ended June 30, 2019, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales			Trade Receivable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,		June 30,	December 31,
Major Customers	2019	2018		2019	2018
Jinhua Chaoneng Automobile Sales Co. Ltd.	47%	24%		23%	22%
Zhejiang Kuke Sports Technology Co., Ltd.	18%	10%		8%	2%
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries	14%	30	%(1)	58%	66%

(1)	Including 28% from Kandi Electric Vehicles Group Co., Ltd.

(b) Suppliers

For the three-month periods ended June 30, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31
Major Suppliers	2019	2018	2019	2018
Zhejiang Kandi Supply Chain Management Co., Ltd.	69%		3%
Massimo Motor Sports, LLC	13%		1%

For the six-month periods ended June 30, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,	December 31,
Major Suppliers	2019	2018	2019	2018
Zhejiang Kandi Supply Chain Management Co., Ltd.	48%		3%
Massimo Motor Sports, LLC	15%		1%

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). For the three months ended June 30, 2019 and 2018, 3,900,000 and 3,900,000 potentially dilutive shares were excluded from the calculation of dilutive earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, 3,900,000 and 3,900,000 potentially dilutive shares were excluded from the calculation of dilutive earnings per share because their effect would have been anti-dilutive.

The following is the calculation of earnings per share for the three-month periods ended June 30, 2019 and 2018:

	For three months ended
	June 30,
	2019	2018
Net (loss) income	$(7,318,158)	$1,374,525
Weighted average shares used in basic computation	52,806,331	51,140,542
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,806,331	51,140,542

(Loss) earnings per share:
Basic	$(0.14)	$0.03
Diluted	$(0.14)	$0.03

The following is the calculation of earnings per share for the six-month periods ended June 30, 2019 and 2018:

	For six months ended
	June 30,
	2019	2018
Net (loss) income	$(11,727,630)	$5,102,520
Weighted average shares used in basic computation	52,189,237	50,893,356
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,189,237	50,893,356

(Loss) earnings per share:
Basic	$(0.22)	$0.10
Diluted	$(0.22)	$0.10

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2019	2018
Accounts receivable	$42,062,281	$34,394,738
Less: allowance for doubtful accounts	(135,557)	(120,010)
Accounts receivable, net	$41,926,724	$34,274,728

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2019	2018
Raw material	$8,781,174	$7,741,264
Work-in-progress	4,766,252	1,571,179
Finished goods	16,334,406	13,526,126
Total inventories	29,881,832	22,838,569
Less: provision for slowing moving inventories	(901,110)	(840,701)
Inventories, net	$28,980,722	$21,997,868

NOTE 12 - NOTES RECEIVABLE

Notes receivable from unrelated parties as of June 30, 2019 and December 31, 2018, are summarized as follows:

	June 30,	December 31,
	2019	2018
Notes receivable as below:
Bank acceptance notes	-	72,712
Notes receivable	$-	$72,712

Details of notes receivable from unrelated parties as of December 31, 2018, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	72,712	Shaanxi Hua Dao Auto Sales Co., Ltd.	Third Party	Payments for sales	Not due

Notes receivable from the JV Company and related parties as of June 30, 2019 and December 31, 2018, are summarized as follows:

	June 30,	December 31,
	2019	2018
Notes receivable as below:
Bank acceptance notes	1,456,537	3,861,032
Notes receivable	$1,456,537	$3,861,032

Details of notes receivable from the JV Company and related parties as of June 30, 2019, are as set forth below:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	1,456,537	Kandi Shanghai	Subsidiary of the JV Company	Payments for sales	Not due

Details of Notes Receivable from JV Company and related party as of December 31, 2018 were as follows:

Index	Amount ($)	Counter party	Relationship	Nature	Manner of settlement
1	3,861,032	Kandi Electric Vehicles Group Co., Ltd.	Joint Venture of the Company	Payments for sales	Not due

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of June 30, 2019 and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
At cost:
Buildings	$30,815,187	$30,638,417
Machinery and equipment	63,601,618	63,398,627
Office equipment	858,873	852,172
Motor vehicles and other transport equipment	419,135	418,476
Molds and others	26,388,927	26,849,806
	122,083,740	122,157,498
Less : Accumulated depreciation
Buildings	$(5,541,043)	$(5,019,075)
Machinery and equipment	(11,441,912)	(8,442,940)
Office equipment	(462,411)	(393,893)
Motor vehicles and other transport equipment	(349,410)	(325,917)
Molds and others	(25,449,663)	(25,486,100)
	(43,244,439)	(39,667,925)
Less: provision for impairment for fixed assets	-	(443,650)
Property, plant and equipment, net	$78,839,301	$82,045,923

As of June 30, 2019 and December 31, 2018, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $7,903,018 and $8,105,419, respectively. Also see Note 15.

Depreciation expenses for the three months ended June 30, 2019 and June 30, 2018 were $1,876,569 and $653,044, respectively. Depreciation expenses for the six months ended June 30, 2019 and June 30, 2018 were $3,892,028 and $1,271,584, respectively

NOTE 14 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2019	2018
Cost of land use rights	$14,948,997	$14,925,518
Less: Accumulated amortization	(3,345,403)	(3,175,790)
Land use rights, net	$11,603,594	$11,749,728

As of June 30, 2019 and December 31, 2018, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,656,229 and $7,756,253, respectively. Also see Note 15.

The amortization expenses for the three months ended June 30, 2019 and June 30, 2018, were $82,837 and $95,692, respectively. The amortization expenses for the six months ended June 30, 2019 and June 30, 2018, were $166,599 and $184,591, respectively. Amortization expenses for the next five years and thereafter is as follows:

2019 (Six Months)	$166,599
2020	333,198
2021	333,198
2022	333,198
2023	333,198
Thereafter	10,104,203
Total	$11,603,594

NOTE 15 - SHORT-TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	June 30,	December 31,
	2019	2018
Loans from China Ever-bright Bank
Interest rate 5.655% per annum, paid off on April 18, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by Company’s subsidiaries. Also see Note 13 and Note 14.	-	10,179,745
Loans from Hangzhou Bank
Interest rate 5.66% per annum, due on October 14, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	7,107,900	7,096,737
Interest rate 5.66% per annum, paid off on July 1, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	5,826,148	5,816,997
Interest rate 5.66% per annum, paid off on July 4, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 13 and Note 14.	4,690,049	4,682,683
Interest rate 5.66% per annum, paid off on April 24, 2019, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	-	2,763,074
Loans from Agricultural Bank of China
Interest rate 5.22% per annum, due on April 18, 2020, secured by the assets of Kandi Vehicle, also guaranteed by Mr. Hu Xiaoming, his wife and company’s subsidiaries. Also see Note 13 and Note 14.	4,369,611	-
Interest rate 5.22% per annum, due on April 23, 2020, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	5,826,148	-
Interest rate 5.22% per annum, due on May 3, 2020, secured by the assets of Kandi Vehicle. Also see Note 13 and Note 14.	4,369,610	-
	$32,189,466	$30,539,236

Long-term loans are summarized as follows:

	June 30,	December 31,
	2019	2018
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	28,693,778	28,794,136
	$28,693,778	28,794,136

The interest expenses of short-term and long-term bank loans for the three months ended June 30, 2019, and 2018 were $429,355 and $433,914, respectively. The interest expenses of short-term and long-term bank loans for the six months ended June 30, 2019, and 2018 were $868,538 and $848,232, respectively.

As of June 30, 2019, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 16 - NOTES PAYABLE

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

After acceptance, the draft becomes an unconditional liability of the bank, but the holder of the draft can sell (exchange) it for cash at a discount to a buyer who is willing to wait until the maturity date for the funds in the deposit. $1,323,992 and $6,440,870 were held as collateral for the notes payable as of June 30, 2019 and December 31, 2018, respectively.

As is common business practice in the PRC, the Company issues notes payable to its suppliers as settlement for accounts payable.

The Company’s notes payable also include the borrowing from the third party.

Notes payable for June 30, 2019 and December 31, 2018 were summarized as follows:

	June 30,	December 31,
	2019	2018
Bank acceptance notes:	$	$
Due January 9, 2019	-	872,550
Due January 11, 2019	-	261,765
Due January 12, 2019	-	1,454,249
Due February 21, 2019	-	72,712
Due February 28, 2019	-	872,550
Due March 10, 2019	-	436,275
Due March 20, 2019	-	290,850
Due April 11, 2019	-	72,712
Due May 1, 2019	-	2,908,499
Due May 2, 2019	-	1,089,233
Due May 7, 2019	-	436,275
Due July 15, 2019	1,456,537	-
Due August 2, 2019	333,547	-
Due September 28, 2019	16,021,906	-
Due October 2, 2019	116,523
Due November 28, 2019	873,922
Commercial acceptance notes:
Due March 29, 2019	-	2,763,074
Due September 28, 2019	1,456,537	-
Other Notes Payable:
Due March 31, 2019	-	1,256,875
Total	$20,258,972	$12,787,619

NOTE 17 - TAXES

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

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. For 2019, we estimate that our effective tax rate will be favorably affected by non-taxable income such as the share of income of the JV Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rates for the six months ended June 30, 2019, and 2018 were a tax benefit of 6.02% on a reported loss before taxes of approximately $12.5 million, and an effective income tax rate with a tax expense of 2.59% for the same period of last year on a reported income before taxes of approximately $5.2 million, respectively.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. Our income tax provision for the six months ended June 30, 2019 and 2018 was tax benefit of $751,193 and tax expense of $135,645, respectively.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 relating to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2019, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2019 the Company has no accrued interest or penalties related to uncertain tax positions.

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

(b) Tax Holiday Effect

For the six months ended June 30, 2019 and 2018, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended June 30, 2019 and 2018.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months June 30, 2019 and 2018 are as follows:

	Six Months Ended
	June 30,
	2019	2018
Tax benefit (holiday) credit	$169,810	$38,861
Basic net income per share effect	$0.000	$0.000

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

NOTE 18 - STOCK OPTIONS

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of the Company’s common stock, at an exercise price of $9.72 per share, to the Company’s directors, officers and senior employees. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. The Company valued the stock options at $39,990,540 and had amortized the stock compensation expense using the straight-line method over the service period from May 29, 2015, through May 29, 2018. The value of the stock options was estimated using the Black Scholes Model with an expected volatility of 90%, an expected life of 10 years, a risk-free interest rate of 2.23% and an expected dividend yield of 0.00%. For six months ended June 30, 2019, there was $0 in stock compensation expenses associated with stock options booked, as all expenses had been amortized as of May 29, 2018.

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	4,233,334	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	(333,334)	9.72
Outstanding as of December 31, 2018	3,900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	9.72
Outstanding as of June 30, 2019	3,900,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

NOTE 19 - STOCK AWARD

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

For three months ended June 30, 2019 and 2018, the Company recognized $1,282,733 and $1,248,535 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For six months ended June 30, 2019 and 2018, the Company recognized $1,314,408 and $1,280,210 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 20 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		June 30,	December 31,
	Remaining useful life	2019	2018
Gross carrying amount:
Trade name	2.5 years	$492,235	$492,235
Customer relations	2.5 years	304,086	304,086
Patent	6.0-7.67 years	4,631,787	4,624,513
		5,428,108	5,420,834
Less : Accumulated amortization
Trade name		$(363,680)	$(338,307)
Customer relations		(224,668)	(208,993)
Patent		(819,397)	(545,407)
		(1,407,745)	(1,092,707)
Intangible assets, net		$4,020,363	$4,328,127

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $157,967 and $167,563 for the three months ended June 30, 2019 and 2018, respectively. And $317,470 and $335,588 for the six months ended June 30, 2019 and 2018, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2019 (Six Months)	$317,470
2020	634,939
2021	634,939
2022	555,579
2023	552,844
Thereafter	1,324,592
Total	$4,020,363

NOTE 21 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE JV COMPANY

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

On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. to transfer certain equity interests in the JV Company to Geely. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the JV Company became RMB 2.44 billion (approximately $363.2 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the JV Company (the “March JV Loan to Equity Conversion”). Kandi Vehicles further agree to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $76.9 million) (the “JV Equity Transfer”). Kandi Vehicles shall own 22% of the equity interests of the JV Company as a result of the transfer. As of June 30, 2019, the equity transfer has not been completed yet. Therefore, in the first half of 2019, the Company has not recognized the gain from equity sale.

As of June 30, 2019, the JV Company consolidated its interests in the following entities on its financial statements: (1) its 100% interest in Kandi Changxing; (2) its 100% interest in Zhejiang Chang Dian and each of its two direct wholly-owned subsidiaries, Chang Dian Tonglu and Jiangsu Gu Xiang; (3) its 100% interest in Kandi Shanghai; (4) its 100% interest in Kandi Jiangsu and each of its four direct wholly-owned subsidiaries, i.e., JiHeKang, JiHeKang Service Company, Liuchuang and KandiJinhua; and (5) 100% interest in each of the directly wholly-owned subsidiaries of JiHeKang, i.e., Tianjin BoHaiWan, Jiangsu JiDian and Guangdong JiHeKang. The Company accounted for its investments in the JV Company under the equity method of accounting. Since the March JV Loan to Equity Conversion was completed at the very end of the first quarter, the Company still recorded 50% of the JV Company’s loss for the first quarter of 2019. Starting from the second quarter of the 2019, since our equity interests in the JV Company have been reduced to 43.47%, the Company recorded 43.47% of the JV Company’s loss for the second quarter of 2019. As a result, the Company’s consolidated net income for three months ended June 30, 2019 and 2018, included equity income from the JV Company during such periods.

The combined results of operations and financial position of the JV Company are summarized below:

	Three Months ended
	June 30,
	2019	2018
Condensed income statement information:
Net sales	$2,828,732	$19,640,026
Gross loss	(2,606,809)	(4,685,789)
Gross margin	-92.2%	-23.9%
Net (loss) income	(10,359,258)	4,751,137
% of net sales	-366.2%	24.2%
Company’s share in net (loss) income of JV based on 43.47% ownership for three months ended June 30, 2019 and 50% ownership for three months ended June 30, 2018	$(4,503,088)	$2,375,569

	Six Months ended
	June 30,
	2019	2018
Condensed income statement information:
Net sales	$4,085,605	$53,412,231
Gross (loss) profits	(2,628,351)	874,613
Gross margin	-64.3%	1.6%
Net (loss) income	(30,550,572)	5,772,776
% of net sales	-747.8%	10.8%
Company’s share in net (loss) income of JV based on 50% ownership for three months ended March 31, 2019, 43.47% ownership for three months ended June 30, 2019 and 50% ownership for three months ended June 30, 2018	$(14,591,456)	$2,886,388

Represents the rounded result of dividing RMB1,045 million (the Company’s ownership interest in the JV Company) by RMB2,404 million (the JV Company’s total equity interest).We used the actual result and kept full decimals when calculating the Company’s share in net (loss) income of the JV Company.

	June 30,	December 31,
	2019	2018
Condensed balance sheet information:
Current assets	$671,392,499	$751,143,254
Noncurrent assets	136,017,212	140,736,300
Total assets	$807,409,711	$891,879,554
Current liabilities	533,287,271	633,711,465
Equity	274,122,440	258,168,089
Total liabilities and equity	$807,409,711	$891,879,554

For the six months ended June 30, 2019, and 2018, the JV Company’s revenues were derived primarily from the sales of EV products and EV parts in China. Because the Company has a 43.47% ownership interest in the JV Company as of June 30, 2019 and 50% as of June 30, 2018 and accounted for its investments in the JV Company under the equity method of accounting, the Company did not consolidate the JV Company’s financial results, but instead included equity income from the JV Company during such periods.

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the JV Company.

The Company’s equity method investments in the JV Company for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months ended
	June 30,
	2019	2018
Investment in the JV Company, beginning of the period,	$128,929,893	$70,681,013
Investment in JV Company in 2018	-	82,338,100
Gain from equity dilution	4,341,259	-
Company’s share in net (loss) income of JV based on 50% ownership for three months ended March 31, 2019, 43.47% ownership for three months ended June 30, 2019 and 50% ownership for three months ended June 30, 2018	(14,591,456)	2,886,388
Intercompany transaction elimination	(14,157)	(177,427)
Year 2018 unrealized profit realized	156,254	458,790
Subtotal	(14,449,359)	3,167,751
Exchange difference	323,099	(1,320,538)
Investment in JV Company, end of the period	$119,144,892	$154,866,326

Represents the rounded result of dividing RMB1,045 million (the Company’s ownership interest in the JV Company) by RMB2,404 million (the JV Company’s total equity interest). We used the actual result and kept full decimals when calculating the Company’s share in net (loss) income of the JV Company.

The gain from equity dilution for six months ended, June 30, 2019 resulted from the JV Company issuing shares to the JV partner, Greely, in exchange for extinguishment of a loan from Greely, resulting in dilution of equity ownership of the Company from 50% to 43.47%. This dilutive transaction was treated as if the Company sold a proportional share of its investment in the JV Company.

Sales to the Company’s customers, the JV Company and its subsidiaries, for the three months ended June 30, 2019, were $4,089,534 or 16.9% of the Company’s total revenue, a decrease of 13.7% from $4,740,751 of the same quarter last year. Sales to the Company’s customers, the JV Company and its subsidiaries, for the six months ended June 30, 2019, were $5,823,031 or 13.8% of the Company’s total revenue, a decrease of 20.7% from $7,344,195 of the same quarter last year. Sales to the JV Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of June 30, 2019 and December 31, 2018, the current and noncurrent amount due from the JV Company and its subsidiaries, was $61,029,110 and $67,801,735, respectively. The breakdown is as below:

	June 30,	December 31,
	2019	2018

Kandi Shanghai	$29,152,250	$29,106,464
Kandi Changxing	203,347	203,028
Kandi Jiangsu	427,655	614,537
Liuchuang	341,950	123,210
Zhejiang Chang Dian	117,984	273,927
Kandi Electric Vehicles Group	30,785,924	37,480,569
Consolidated JV	$61,029,110	$67,801,735

As of June 30, 2019 and December 31, 2018, the current and noncurrent amount due to the JV Company and its subsidiaries, was $83,827 and $118,273, respectively. The breakdown is as below:

	June 30,	December 31,
	2019	2018

Kandi Jinhua	$-	$118,273
Liuchuang	83,827	-
Consolidated JV	$83,827	$118,273

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

	June 30,	December 31,
Guarantee provided to	2019	2018
Kandi Electric Vehicles Group Co., Ltd.	-	7,271,247
Kandi Electric Vehicles Jiangsu Co., Ltd.	7,282,685	7,271,247
Total	$7,282,685	$14,542,494

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,913,074 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. So long as NGCL repays the principal and interest according to the agreement, the plaintiff will not ask the Company for recovery. As of June 30, 2019, the Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,223,957 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 11.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments within next two years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August 29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $3,058,728 (RMB 21 million) from Bank of China, with a related period of August 29, 2018 to February 29, 2019, and which were paid off on February 29, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the loan contract if the JV Company fails to perform its obligations as set forth therein.

On August 30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,282,685 (RMB 50 million) from China Merchants Bank Nantong branch, with a related loan period of August 31, 2018 to February 28, 2019, and was paid off on February 1, 2019. On February 1, 2019, the loan was renewed with a term of February 1, 2019 to July 31, 2019 and was paid off on July 31, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the Kandi Jiangsu fails to perform its obligations as set forth therein.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the JV Company for bank acceptance notes in the aggregate amount of $4,223,957 (RMB 29 million) from Bank of China, with a related period of September 3, 2018 to March 3, 2019 and was paid off on March 3, 2019. Under this guarantee contract, the Company agreed to perform all the obligations of the JV Company under the contract if the JV Company fails to perform its obligations as set forth therein.

(2) Pledged collateral for bank loans to other parties.

As of June 30, 2019 and December 31, 2018, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on the Company’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. All the remaining cases are in the New York federal court, and lead plaintiff and lead counsel have been appointed. Kandi has moved to dismiss the remaining cases and that motion remains pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of the Company in the United States District Court for the Southern District of New York. The New York federal court confirmed the voluntary dismissal of these actions in April 2019.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action. In February 2019, this same shareholder commenced a derivative action against certain current and former directors of the Company in the Delaware Court of Chancery. A motion to dismiss this derivative action was filed in May 2019 and remains pending.

Separately, in connection with allegations of misconduct identified in pre-suit demands made by putative shareholders of Kandi, Kandi formed a Special Litigation Committee (“SLC”) and retained a Delaware law firm as the independent counsel to the SLC to aid in the SLC’s investigation of, and to ultimately report on, the allegations of misconduct set forth in the pre-suit demands, investigation remains ongoing.

While the Company believes that the claims in these litigations are without merit and will defend itself vigorously, the Company is unable to estimate the possible loss, if any, associated with these litigations. The ultimate outcome of any litigation is uncertain and the outcome of these matters, whether favorable or unfavorable, could have a negative impact on the Company’s financial condition or results of operations due to defense costs, diversion of management resources and other factors. Defending litigation can be costly, and adverse results in the Litigations could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on the Company’s future financial position.

NOTE 23 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,050,136	$663,178
China	19,096,094	15,696,428
Total	$24,146,230	$16,359,606

Major products
EV parts	$18,988,741	$15,509,780
Off-road vehicles	5,157,489	849,826
Total	$24,146,230	$16,359,606

Timing of revenue recognition
Products transferred at a point in time	$24,146,230	$16,359,606

	Six Months Ended June 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,272,661	$2,488,440
China	31,942,029	22,207,073
Total	$42,214,690	$24,695,513

Major products
EV parts	$31,760,181	$21,882,377
Off-road vehicles	10,454,509	2,813,136
Total	$42,214,690	$24,695,513

Timing of revenue recognition
Products transferred at a point in time	$42,214,690	$24,695,513

Note 24 - SUBSEQUENT EVENTS

Considering Kandi Jiangsu would receive the pure electric vehicle manufacturer license, there is no need to use the manufacturer license held by Geely Automobile Shanghai Branch anymore; Considering that the cost of production in Shanghai is higher than that in other regions, the JV Company decided to transfer all of the equity interests of Kandi Shanghai to Zhejiang Yiting Holding Co., Ltd. in accordance with the net asset value of approximately RMB579 million (approximately $84 million). Both parties entered into such equity transfer agreement in early July 2019. The completion of the payment of the equity transfer consideration is expected to occur within one year.

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

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific factors, such as troubled collection, historical experience, accounts aging, ongoing business relations and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they will be recognized in the consolidated statement of operations within operating expenses. We had allowances for doubtful accounts of $135,557 and $120,010 as of June 30, 2019 and December 31, 2018, in accordance with our management’s judgment based on their best knowledge.

Inventory is stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were $901,110 and $840,701 of decline in net realizable value of inventory as of June 30, 2019 and December 31, 2018, respectively, due to our provision for slow moving inventory.

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

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the JV Company), EV parts and off road vehicles in China. For the six months ended June 30, 2019, we recognized total revenue of $42,214,690 as compared to $24,695,513 for the six months ended June 30, 2018, an increase of $17,519,177, or 70.9%, primarily due to the increased revenue of EV parts sales. For the six months ended June 30, 2019, we recorded $7,338,591 of gross profits, an increase of $3,934,628 or 115.6% from the same period of 2018, primarily due to the increase of revenue from the sale of EV parts. Gross margin for the six months ended June 30, 2019 was 17.4%, an increase compared to 13.8% for the six months ended June 30, 2018. We recorded a net loss of $11,727,630 for the six months ended June 30, 2019, compared to net income of $5,102,520 in the same period of 2018, largely due to the increased share of loss of the JV Company, resulting from the national subsidy policy adjustment and pending restructuring of the JV Company, as well as the increased operation cost of the Company since Hainan facility has been put into production.

The current subsidy standard is provided for in the Circular on Further Improving the Subsidy Policies for the Promotion and Application of New Energy Vehicles, which was jointly promulgated by the Ministry of Finance, the Ministry of Science and Technology, the Ministry of Industry and Information Technology and the National Development and Reform Commission in 2019. The current subsidy standard reduces the amount of national subsidies and cancels local subsidies, resulting in a significant reduction in the total subsidy amount as compared to 2018. We believe the new subsidy standard presents both challenges and opportunities to the Company. In the past few years, although the government had a strong support policy for new energy vehicles, the unstable subsidy policy and the unpredictable timing of receiving such subsidies have exerted tremendous pressure on the Company’s cash flow. Currently, in order to adapt to the new subsidy standard, the JV Company is making full use of Geely Group’s resources and developing new models with goals to be independent of the government’s subsidies and have strong competitiveness at the same time. We plan to place the new model to market by the end of this year or at the beginning of 2020. We believe the Company will have greater opportunities for development at that time.

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$20,056,696	83.1%	$11,618,855	71.0%	8,437,841	72.6%
REVENUES FROM THE JV COMPANY AND RELATED PARTY, NET	4,089,534	16.9%	4,740,751	29.0%	(651,217)	(13.7)%

REVENUES, NET	24,146,230		16,359,606		7,786,624	47.6%

COST OF GOODS SOLD	(19,944,076)	(82.6)%	(14,301,594)	(87.4)%	(5,642,482)	39.5%

GROSS PROFIT	4,202,154	17.4%	2,058,012	12.6%	2,144,142	104.2%

OPERATING EXPENSES:
Research and development	(632,590)	(2.6)%	(642,889)	(3.9)%	10,299	(1.6)%
Selling and marketing	(899,478)	(3.7)%	(228,173)	(1.4)%	(671,305)	294.2%
General and administrative	(5,623,798)	(23.3)%	(3,861,263)	(23.6)%	(1,762,535)	45.6%
Total Operating Expenses	(7,155,866)	(29.6)%	(4,732,325)	(28.9)%	(2,423,541)	51.2%

LOSS FROM OPERATIONS	(2,953,712)	(12.2)%	(2,674,313)	(16.3)%	(279,399)	10.4%

OTHER INCOME (EXPENSE):
Interest income	97,814	0.4%	456,784	2.8%	(358,970)	(78.6)%
Interest expense	(429,355)	(1.8)%	(471,616)	(2.9)%	42,261	(9.0)%
Change in fair value of contingent consideration	548,000	2.3%	686,833	4.2%	(138,833)	(20.2)%
Government grants	175,319	0.7%	15,558	0.1%	159,761	1026.9%
Gain from equity dilution in JV	(24,131)	(0.1)%	-	0.0%	(24,131)	-
Share of (loss) income after tax of the JV Company	(4,500,201)	(18.6)%	2,372,696	14.5%	(6,872,897)	(289.7)%
Other income, net	(174,597)	(0.7)%	627,582	3.8%	(802,179)	(127.8)%
Total other (expense) income, net	(4,307,151)	(17.8)%	3,687,837	22.5%	(7,994,988)	(216.8)%

(LOSS) INCOME BEFORE INCOME TAXES	(7,260,863)	(30.1)%	1,013,524	6.2%	(8,274,387)	(816.4)%

INCOME TAX (EXPENSE) BENEFIT	(57,295)	(0.2)%	361,001	2.2%	(418,296)	(115.9)%

NET (LOSS) INCOME	(7,318,158)	(30.3)%	1,374,525	8.4%	(8,692,683)	(632.4)%

(a) Revenue

For the three months ended June 30, 2019, our revenue was $24,146,230 compared to $16,359,606 for the same period of 2018, representing an increase of $7,786,624 or 47.6%. The increase in revenue was due to the increase in both EV parts and off-road vehicles sales during this quarter. The increase in EV parts sales was primarily due to the increased sales volume.

The following table summarizes our revenues by product types for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	Sales	Sales
EV parts	$18,988,741	$15,509,780
Off-road vehicles	5,157,489	849,826
Total	$24,146,230	$16,359,606

EV Parts

During the three months ended June 30, 2019, our revenues from the sales of EV parts were $18,988,741, representing an increase of $3,478,961 or 22.4% from $15,509,780 for the same quarter of 2018.

Our revenue for the three months ended June 30, 2019 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 78.6% of total sales.

During the three months ended June 30, 2019 and 2018, our revenue from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 17% and 29% of our total net revenue for the quarter, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries. In connection with the transfer of the equity interests of the JV Company in the first half of 2019 as described elsewhere in this report, the JV Company is currently restructuring its management team, redesigning its business strategies and production outlines. The JV Company’s production of EV products is currently under adjustment. For the three months ended June 30, 2019, the EV parts we provided to the JV Company were primarily used for battery upgrade and market maintenance for the EV products that were previously put into the leasing market.

Off-Road Vehicles

During the three months ended June 30, 2019, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $5,157,489, representing an increase of $4,307,663 or 506.9% from $849,826, for the same quarter of 2018. The increase in revenue of selling off-road vehicles was largely due to additional sales from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

Our off-road vehicles business line accounted for approximately 21.4% of our total net revenue for the three months ended June 30, 2019.

The following table shows the breakdown of our net revenues:

	Three Months Ended June 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,050,136	$663,178
China	19,096,094	15,696,428
Total	$24,146,230	$16,359,606

Major products
EV parts	$18,988,741	$15,509,780
Off-road vehicles	5,157,489	849,826
Total	$24,146,230	$16,359,606

Timing of revenue recognition
Products transferred at a point in time	$24,146,230	$16,359,606

(b) Cost of goods sold

Cost of goods sold was $19,944,076 during the three months ended June 30, 2019, representing an increase of $5,642,482, or 39.5%, compared to $14,301,594 for the same period of 2018. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended June 30, 2019 and 2018 are as set forth below:

	Three Months Ended June 30,
	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$18,988,741	15,826,401	3,162,340	16.7%	$15,509,780	13,583,969	1,925,811	12.4%
Off-road vehicles	5,157,489	4,117,675	1,039,814	20.2%	849,826	717,625	132,201	15.6%
Total	$24,146,230	19,944,076	4,202,154	17.4%	$16,359,606	14,301,594	2,058,012	12.6%

Gross profit for the second quarter of 2019 increased 104.2% to $4,202,154, compared to $2,058,012 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 17.4% compared to 12.6% for the same period of 2018. The increase in our gross margin was mainly due to the higher gross margin from off-road vehicle sales of our U.S. subsidiary, SC Autosports, which was able to effectively procure inventory at discounted prices. The increased selling price of Jinhua Ankao’s charging and exchanging equipment and the increased proportion of Jinhua Ankao’s high-margin battery processing business this year also contributes to the increase of our gross margin.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $632,590 for the second quarter of 2019, a decrease of $10,299 or 1.6% compared to $642,889 for the same period of last year.

(e) Sales and marketing

Selling and distribution expenses were $899,478 for the second quarter of 2019, compared to $228,173 for the same period last year, representing an increase of $671,305 or 294.2%. The increase was primarily attributable to the inclusion of the sales and marketing expenses from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

(f) General and administrative expenses

General and administrative expenses were $5,623,798 for the second quarter of 2019, compared to $3,861,263 for the same period of last year, representing an increase of $1,762,535 or 45.6%. For the three months ended June 30, 2019, general and administrative expenses included $1,282,733 as expenses for common stock awards and stock options to employees and Board members, compared to $1,837,965 of common stock awards and stock options expenses for the same period in 2018. Excluding stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2019 were $4,341,065, representing an increase of $2,317,767, from $2,023,298 for the same period of 2018, which was largely due to the increased operation cost of the Company since Hainan facility has been put into operation.

(g) Interest income

Interest income was $97,814 for the second quarter of 2019, representing a decrease of $358,970 or 78.6% compared to $456,784 for the same period of last year. The decrease was primarily attributable to decreased interest earned on loans to the JV Company since Kandi Vehicles’ loan to JV converted to equity in the second quarter of 2018.

(h) Interest expenses

Interest expenses were $429,355 in the second quarter of 2019, representing a decrease of $42,261 or 9.0% compared to $471,616 for the same period of last year. The decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $0 and $0 were discounts associated with the settlement of bank acceptance notes for the three months ended June 30, 2019 and 2018, respectively.

(i) Change in fair value of contingent consideration

For the second quarter of 2019, the gain related to changes in the fair value of contingent consideration was $548,000, a decrease of $138,833 or 20.2% compared to gain related to changes in the fair value of contingent consideration of $686,833 for the same period of last year, which was mainly due to the decrease in fair value of contingent liability between December 31, 2018 and June 30, 2019 was less than the decrease in the same period of last year.

(j) Government grants

Government grants were $175,319 for the second quarter of 2019, compared to $15,558 for the same quarter last year, representing an increase of $159,761, or 1026.9%, which was largely attributable to the grants received from the local government as a result of its implementation of a new policy with the purpose of supporting companies that have no or less layoff of their employees.

(k) Gain from equity dilution in JV

Gain from equity dilution was a negative $24,131 for the second quarter of 2019 which was due to exchange rate difference. There was no equity dilution in the second quarter of 2019.

(l) Share of income (loss) after tax of the JV Company

For the second quarter of 2019, the JV Company’s net sales revenue was $2,828,732, gross loss was $2,606,809, and net loss was $10,359,258. We accounted for our investments in the JV Company under the equity method of accounting. Because the March JV Loan to Equity Conversion was completed at the end of the first quarter and the JV Equity Transfer has not been completed as of June 30, 2019, we recorded 43.47% of the JV Company’s loss of $4,503,088 for the second quarter of 2019. After eliminating intra-entity profits and losses, our share of loss of the JV Company was $4,500,201 for the second quarter of 2019. The losses incurred by the JV Company was largely attributable to the fact that there were almost no EV products sold in the first half of 2019 due to the adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as an increase in R&D expenses compared with same period of last year.

(m) Other income (loss), net

Net other loss was $174,597 for the second quarter of 2018, representing a decrease of $802,179 or 127.8% compared to net other income of $627,582 for the same period of last year, which was largely due to the disposal of certain obsolete products during the second quarter.

(n) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle and Jinhua An Kao are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 43.47% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the second quarter of 2019 was a tax expense of 0.79% on a reported loss before taxes of approximately $7.3 million, compared to a tax benefit of 35.62% on a reported income before taxes of approximately $1.0 million for the same period of last year.

(o) Net income (loss)

Net loss was $7,318,158 for the second quarter of 2019, representing a decrease of $8,692,683 compared to net income $1,374,525 for the same period of last year. The decrease was primarily attributable to the increased share of loss of the JV Company compared to the same period of last year, a result of adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as the increased operation cost of the Company since Hainan facility has been put into production.

Excluding (i) the effects of stock compensation expenses, which were $1,282,733 and $1,837,965 for the second quarter of 2019 and 2018, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $548,000 and $686,833 for the three months ended June 30, 2019 and 2018, respectively, our non-GAAP net loss was $6,583,425 for the three months ended June 30, 2019 as compared to non-GAAP net income $2,525,657 for the same period of 2018, a decrease of $9,109,082, or 360.7%. The decrease in net income (non-GAAP) was primarily attributable to increased share of loss of the JV Company compared to the same period of last year, a result of the adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as the increased operation cost of the Company since Hainan facility has been put into production.

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

The following table summarizes our non-GAAP net income for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
GAAP net (loss) income	$(7,318,158)	$1,374,525
Stock compensation expenses	1,282,733	1,837,965
Change in fair value of contingent consideration	(548,000)	(686,833)
Non-GAAP net (loss) income	$(6,583,425)	$2,525,657

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth the amounts and percentage relationship to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$36,391,659	86.2%	$17,351,318	70.3%	19,040,341	109.7%
REVENUES FROM THE JV COMPANY AND RELATED PARTY, NET	5,823,031	13.8%	7,344,195	29.7%	(1,521,164)	(20.7)%

REVENUES, NET	42,214,690	100.0%	24,695,513	100.0%	17,519,177	70.9%

COST OF GOODS SOLD	(34,876,099)	(82.6)%	(21,291,550)	(86.2)%	(13,584,549)	63.8%

GROSS PROFIT	7,338,591	17.4%	3,403,963	13.8%	3,934,628	115.6%

OPERATING EXPENSES:
Research and development	(1,170,023)	(2.8)%	(1,400,187)	(5.7)%	230,164	(16.4)%
Selling and marketing	(1,517,481)	(3.6)%	(976,398)	(4.0)%	(541,083)	55.4%
General and administrative	(7,663,326)	(18.2)%	(3,463,092)	(14.0)%	(4,200,234)	121.3%
Total Operating Expenses	(10,350,830)	(24.5)%	(5,839,677)	(23.6)%	(4,511,153)	77.3%

LOSS FROM OPERATIONS	(3,012,239)	(7.1)%	(2,435,714)	(9.9)%	(576,525)	23.7%

OTHER INCOME (EXPENSE):
Interest income	350,218	0.8%	1,399,777	5.7%	(1,049,559)	(75.0)%
Interest expense	(868,538)	(2.1)%	(1,022,033)	(4.1)%	153,495	(15.0)%
Change in fair value of contingent consideration	637,000	1.5%	3,367,012	13.6%	(2,730,012)	(81.1)%
Government grants	223,043	0.5%	110,813	0.4%	112,230	101.3%
Gain from equity dilution in JV	4,341,259	10.3%	-	0.0%	4,341,259	-
Share of (loss) income after tax of the JV Company	(14,449,359)	(34.2)%	3,167,751	12.8%	(17,617,110)	(556.1)%
Other income, net	299,793	0.7%	650,559	2.6%	(350,766)	(53.9)%
Total other (expense) income, net	(9,466,584)	(22.4)%	7,673,879	31.1%	(17,140,463)	(223.4)%

(LOSS) INCOME BEFORE INCOME TAXES	(12,478,823)	(29.6)%	5,238,165	21.2%	(17,716,988)	(338.2)%

INCOME TAX BENEFIT (EXPENSE)	751,193	1.8%	(135,645)	(0.5)%	886,838	(653.8)%

NET (LOSS) INCOME	(11,727,630)	(27.8)%	5,102,520	20.7%	(16,830,150)	(329.8)%

(a) Revenue

For the six months ended June 30, 2019, our revenue was $42,214,690 compared to $24,695,513 for the same period of 2018, representing an increase of $17,519,177 or 70.9%. The increase in revenue was due to the increase in both EV parts and off-road vehicles sales during this quarter. The increase in EV parts sales was primarily due to the increased sales volume of battery packs.

The following table summarizes our revenues by product types for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
	2019	2018
	Sales	Sales
EV parts	$31,760,181	$21,882,377
Off-road vehicles	10,454,509	2,813,136
Total	$42,214,690	$24,695,513

EV Parts

During the six months ended June 30, 2019, our revenue from the sale of EV parts was $31,760,181, representing an increase of $ 9,877,804 or 45.1% from $21,882,377 for the same quarter of 2018.

Our revenue for the six months ended June 30, 2018 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 75.2% of the total sales.

During the six months ended June 30, 2019 and 2018, our revenue from the sale of EV parts to the JV Company and its subsidiaries accounted for approximately 14% and 30% of our total net revenue for the period, respectively. The EV parts we sold to the JV Company were used in manufacturing pure EV products by the JV Company’s subsidiaries. In connection with the transfer of the equity interests of the JV Company in the first half of 2019 as described elsewhere in this report, the JV Company is currently restructuring its management team, redesigning its business strategies and production outlines. The JV Company’s production of EV products is currently under adjustment. For the six months ended June 30, 2019, the EV parts we provided to the JV Company were primarily used for battery upgrade and market maintenance for the EV products that were previously put into the leasing market.

Off-Road Vehicles

During the six months ended June 30, 2019, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $10,454,509, representing an increase of $ 7,641,373 or 271.6% from $2,813,136 for the same quarter of 2018. The increase in revenue of the off-road vehicles was largely due to the additional sales from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

Our off-road vehicles business line accounted for approximately 24.8% of our total net revenue for the six months ended June 30, 2019.

The following table shows the breakdown of our net revenues:

	Six Months Ended June 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,272,661	$2,488,440
China	31,942,029	22,207,073
Total	$42,214,690	$24,695,513

Major products
EV parts	$31,760,181	$21,882,377
Off-road vehicles	10,454,509	2,813,136
Total	$42,214,690	$24,695,513

Timing of revenue recognition
Products transferred at a point in time	$42,214,690	$24,695,513

(b) Cost of goods sold

Cost of goods sold was $34,876,099 during the six months ended June 30, 2019, representing an increase of $13,584,549, or 63.8%, compared to $21,291,550 for the same period of 2018. The increase was primarily due to the corresponding increase in sales. Please refer to the below Gross Profit section for product margin analysis.

(c) Gross profit

Our margins by product for the six months ended June 30, 2019 and 2018 are as set forth below:

	Six Months Ended June 30,
	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$31,760,181	26,635,967	5,124,214	16.1%	$21,882,377	18,824,760	3,057,617	14.0%
Off-road vehicles	10,454,509	8,240,132	2,214,377	21.2%	2,813,136	2,466,790	346,346	12.3%
Total	$42,214,690	34,876,099	7,338,591	17.4%	$24,695,513	21,291,550	3,403,963	13.8%

Gross profit for the first half of 2019 increased 115.6% to $7,338,591, compared to $3,403,963 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 17.4% compared to 13.8% for the same period of 2018. The increase in our gross margin was mainly due to the higher gross margin from the off-road vehicle sales of SC Autosports, our U.S. subsidiary, which was able to effectively procure its inventory at discounted prices.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $1,170,023 for the first half of 2019, representing a decrease of $230,164 or 16.4% compared to $1,400,187 for the same period of last year. The decrease was primarily due to decreased material procurement expense of research and development from the same period of last year.

(e) Sales and marketing

Selling and distribution expenses were $1,517,481 for the first half of 2019, compared to $976,398 for the same period last year, representing an increase of $541,083 or 55.4%. The increase was primarily attributable to inclusion of the sales and marketing expenses from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

(f) General and administrative expenses

General and administrative expenses were $7,663,326 for the first half of 2019, compared to $3,463,092 for the same period of last year, representing an increase of expenses of $4,200,234 or 121.3%. For the six months ended June 30, 2019, general and administrative expenses included $1,314,408 as expenses for common stock awards and stock options to employees and Board members, compared to $222,259 for the same period of 2018, representing the result of $2,867,136 as expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option for the six months ended June 30, 2018. Excluding stock compensation expenses, our net general and administrative expenses for the six months ended June 30, 2019 were $6,348,918, representing an increase of $3,108,085, or 95.9%, from $3,240,833 for the same period of 2018, which was largely due to the increased operation costs of the Company since Hainan facility has been put into production.

(g) Interest income

Interest income was $350,218 for the first half of 2019, representing a decrease of $1,049,559 or 75.0% compared to $1,399,777 for the same period of last year. The decrease was primarily attributable to the decreased interest earned on loans to the JV Company since Kandi Vehicles’ loan to JV converted to equity in the second quarter of 2018.

(h) Interest expenses

Interest expenses were $868,538 in the first half of 2019, representing a decrease of $153,495 or 15.0% compared to $1,022,033 for the same period of last year. The decrease was primarily due to less interest expenses incurred associated with the note payable to a third party. Of the interest expenses, $0, and $53,342 were discounts associated with the settlement of bank acceptance notes for the six months ended June 30, 2019 and 2018, respectively.

(i) Change in fair value of contingent consideration

 For the first half of 2019, the gain related to changes in the fair value of contingent consideration was $637,000, representing a decrease of $2,730,012 or 81.1% compared to gain related to changes in the fair value of contingent consideration of $3,367,012 for the same period of last year, which was mainly due to the decrease in fair value of contingent liability between December 31, 2018 and June 30, 2019 was less than the decrease in the same period of last year.

(j) Government grants

Government grants were $223,043 for the first half of 2019, compared to $110,813 for the same quarter last year, representing an increase of $112,230, or 101.3%.This increase in government grants was because of the government’s implementation of a new policy with the purpose of supporting companies that have no or less layoff of their employees..

(k) Gain from equity dilution in JV

Gain from equity dilution was $4,341,259 for the first half of 2019 which was primarily due to gain from the March JV Loan to Equity Conversion. Pursuant to the Transfer Agreement, the JV Company converted a loan of RMB 314 million (approximately $45.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, our equity interests in the JV Company decreased to 43.47% in March, 2019.

(l) Share of income (loss) after tax of the JV Company

For the first half of 2019, the JV Company’s net sales were $4,085,605, gross loss was $2,628,351, and net loss was $30,550,572. We accounted for our investments in the JV Company under the equity method of accounting. Because the March JV Loan to Equity Conversion was completed at end of the first quarter and the JV Equity Transfer has not been completed as of June 30, 2019, we recorded 50% of the JV Company’s loss for the first quarter of 2019 and recorded 43.47% of the JV Company’s loss for the second quarter of 2019. As a result, we record the JV Company’s loss for $14,591,456 for the first half of 2019. After eliminating intra-entity profits and losses, our share of loss after tax of the JV Company was $14,449,359 for the first half of 2019, representing a decrease of $17,617,110 compared to $3,167,751 of share of income after tax of the JV Company in the same period of last year. The decrease of the JV Company’s profits was largely due to the fact that there were almost no EV products sold in the first half of 2019 due to the adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as an increase in R&D expenses compared with same period of last year.

(m) Other income, net

Net other income was $299,793 for the first half of 2019, representing a decrease of $350,766 or 53.9% compared to net other income of $650,559 for the same period of last year, which was largely due to the disposal of some obsolete products during the second quarter.

(n) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle and Jinhua An Kao are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 43.47% ownership interest in the JV Company, which has an applicable corporate income tax rate of 25%. Each of the JV Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first half of 2019 was a tax benefit of 6.02% on a reported loss before taxes of approximately $12.5 million, compared to a tax expense of 2.59% on a reported income before taxes of approximately $5.2 million.

(o) Net income (loss)

Net loss was $11,727,630 for the first half of 2019, representing a decrease of $16,830,150 compared to net income $5,102,520 for the same period of last year. The decrease was primarily attributable to the increased share of loss of the JV Company compared to the same period of last year, a result of the adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as the increased operation cost of the Company since Hainan facility has been put into production.

Excluding (i) the effects of stock compensation expenses, which were $1,314,408 and $2,867,136 net of a reversal for forfeited stock option of $2,644,877 for the first half of 2019 and 2018, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $637,000 and $3,367,012 for the six months ended June 30, 2019 and 2018, respectively, our non-GAAP net loss was $11,050,222 for the six months ended June 30, 2019 as compared to non-GAAP net income $1,957,767 for the same period of 2018, a decrease of $13,007,989, or 664.4%. The decrease in net income (non-GAAP) was primarily attributable to the increased share of loss of the JV Company compared to the same period of last year, a result of the adjustment of the national subsidy policy and the pending restructuring of the JV Company, as well as the increased operation cost of the Company since Hainan facility has been put into production.

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

The following table summarizes our non-GAAP net income for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
GAAP net (loss) income	$(11,727,630)	$5,102,520
Stock compensation expenses	1,314,408	222,259
Change in fair value of contingent consideration	(637,000)	(3,367,012)
Non-GAAP net (loss) income	$(11,050,222)	$1,957,767

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first half of 2019, cash used in operating activities was $33,118,904, as compared to cash used in operating activities of $165,499 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first half of 2019 were an increase of share of loss after tax of the JV Company of $14,449,359. The major operating activity that used cash for first half of 2019 was an increase of accounts receivable of $16,560,338 (net of settlement of accounts receivables with notes receivable from unrelated parties of $ 8,859,211).

For the first half of 2019, cash derived from investing activities was $14,228,076, as compared to cash used in investing activities of $620,192 for the same period of last year. The major investing activities that provided cash for the first half of 2019 were an increase of advance receipts of equity transfer of $ 14,740,783. The major investing activities that used cash for first half of 2019 were $512,707 used for the purchases of property, plant and equipment.

For the first half of 2019, cash derived from financing activities was $1,474,078, as compared to cash used in financing activities of $5,804,126 for the same period of last year. The major financing activities that provided cash for the first half of 2019 were proceeds from short-term bank loans of $17,541,532. The major financing activities that used cash for first half of 2019 were $15,920,046 of repayment of short-term bank loans.

Working Capital

We had a working capital of $ 9,640,337 at June 30, 2019, which reflects an increase of $7,113,426 from a working capital of $2,526,911 as of December 31, 2018.

We have historically financed our operations through short-term commercial bank loans from Chinese banks. These loans typically have a one-year term, and upon the payment of all outstanding principals and interests on a particular loan, the banks will typically roll over the loans for an additional one-year term, with adjustments made to the interest rate to reflect prevailing market rates. This practice has been ongoing year after year. As such, we believe these short-term bank loans will be available under normal trade terms, if necessary.

During the first quarter of 2019, the Company signed an agreement to sell 21.47% of its equity interests in the JV Company to Geely for a total amount of RMB 516 million (approximately $75.2 million). The Company received RMB 100 million (approximately $14.6 million) on April 11, 2019 and RMB 100 million (approximately $14.6 million) on July 12, 2019 from Geely, and the rest is expected to be collected before September 25, 2019. The Company plans to apply the proceeds from the equity transfer to its ongoing operations.

As of the date of this report, the JV Company has received a national subsidy payment of RMB 876 million (approximately $127.7 million). In connection with the transfer of the equity interests of the JV Company in the first half of 2019 as described above and elsewhere in this report, the JV Company is restructuring its management team. The new management team needs time for the transition. As it is out of our control as to when the new management team of the JV Company will finish the transition of work, we cannot predict the exact date of us receiving the amount due from the JV Company. However, based on its sufficient cash flow, the Company expects to receive the amount due from the JV Company within one year at the latest.

The working capital of the Company will be greatly improved after we receive the above payments.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the six months ended June 30, 2019 were as follows:

Six Months Ended
June 30, 2019
(In Thousands)
Capital requirements
Purchase of plant and equipment	$513
Repayments of short-term bank loans	15,920
Repayments of long-term bank loans	147
Internal cash used in operations	33,119
Total capital Requirements	$49,699

Capital provided
Proceeds from short-term bank loan	17,542
Decrease in cash	17,170
Advance receipts of equity transfer	14,741
Total capital provided	$49,453

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past six months.

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

Recent Development Activities:

On May 14, 2019, we announced that the Board of Director has approved the Company to implement a stock repurchase program to purchase up to $20 million worth of the Company’s common stock within certain price range. The program is to be completed or expire by the end of the calendar year of 2019. The Company has engaged a securities firm to make a specific plan of repurchasing of our common stock.

As of the date of this report, the JV Company has received a national subsidy payment of RMB 876 million (approximately $127.7 million) for sales of EV, consisting of RMB 742.8 million (approximately $108.3 million) for pure EV sales during 2015 and 2016, and RMB 133.4 million (approximately $19.4 million) for partial EV sales in 2017.

On August 7, 2019, we announced that Kandi Jiangsu, the wholly-owned subsidiary of the JV Company received an approval from the Ministry of Industry and Information Technology (“MIIT”) to be a pure electric vehicle production manufacturer as published in the provisions of its Announcement No. 322, “Road Motor Vehicles Manufacturers and Products.” As a result, Kandi Jiangsu has been granted “dual production licenses,” a qualification recognized by both the National Development and Reform Committee (“NDRC”) and MIIT.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The unavailability, reduction or elimination of government and economic incentives or government policies which are favorable for electric vehicles and domestically produced vehicles could have a material adverse effect on our business, financial condition, operating results and prospects.

Our growth depends significantly on the availability and amounts of government subsidies, economic incentives and government policies that support the growth of new energy vehicles generally and electric vehicles specifically.

On April 10, 2018, President Xi Jinping vowed to open China’s economy further and lower import tariffs on products, including cars, in a speech during the Boao Forum. Beginning July 1, 2018, the tariff on imported passenger vehicles (other than those originating in the United States of America) was reduced to 15%. As a result, our pricing advantage could be diminished. On June 28, 2018, the National Development and Reform Commission, or NDRC, and the Ministry of Commerce, or the MOFCOM, promulgated the Special Administrative Measures for Market Access of Foreign Investment, or the Negative List, which came into effect on July 28, 2018. Pursuant to the Negative List, the limits on foreign ownership of auto manufacturers were lifted in 2018 for new energy passenger vehicles (“NEVs”) and will be lifted by 2022 for internal combustion engine vehicles. As a result, foreign EV competitors could build wholly-owned facilities in China without the need for a domestic joint venture partner. For example, Tesla has started constructing a factory in Shanghai without a joint venture partner. These changes could increase our competition and reduce our pricing advantage.

China’s central government provides subsidies for purchasers of certain NEVs until 2020 and reviews and adjusts the subsidy standard on an annual basis. The current subsidy standard is provided for in the Circular on Further Improving the Subsidy Policies for the Promotion and Application of New Energy Vehicles, which was jointly promulgated by the Ministry of Finance, the Ministry of Science and Technology, the Ministry of Industry and Information Technology and the NDRC in 2019. The current subsidy standard reduces the amount of national subsidies and cancels local subsidies, resulting in a significant reduction in the total subsidy amount as compared to 2018. Furthermore, China’s central government provides certain local governments with funds and subsidies to support the roll-out of a charging infrastructure. These policies are subject to change and beyond our control. We cannot assure you that any changes would be favorable to our business. Furthermore, any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles, fiscal tightening or other factors may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition and prospects.

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

Date: August 9, 2019	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Interim Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)