Form 10-Q
period 2019-09-30
Kandi Technologies Group, Inc.
filed 2019-11-12
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019, the registrant had 56,243,102 shares of common stock issued and 52,819,441 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(UNAUDITED)
Current assets
Cash and cash equivalents	$14,338,637	$15,662,201
Restricted cash	11,713,004	6,690,870
Accounts receivable (net of allowance for doubtful accounts of $130,420 and $120,010 as of September 30, 2019 and December 31, 2018, respectively)	54,859,801	34,274,728
Inventories	35,447,383	21,997,868
Notes receivable	41,549,888	72,712
Notes receivable from the Affiliate Company and related party	-	3,861,032
Other receivables	12,859,304	1,264,323
Prepayments and prepaid expense	9,497,459	11,136,408
Due from employees	5,499	1,001
Advances to suppliers	4,474,104	4,705,183
Amount due from the Affiliate Company, net	25,335,894	67,683,462
Right - of - use asset	42,974	-
TOTAL CURRENT ASSETS	210,123,947	167,349,788

LONG-TERM ASSETS
Property, plant and equipment, net	74,491,204	82,045,923
Land use rights, net	11,084,717	11,749,728
Construction in progress	17,781	-
Deferred taxes assets	-	8,204
Investment in the Affiliate Company	53,837,011	128,929,893
Goodwill	27,762,120	28,552,215
Intangible assets	3,723,988	4,328,127
Other long term assets	4,803,349	5,865,386
TOTAL Long-Term Assets	175,720,170	261,479,476

TOTAL ASSETS	$385,844,117	$428,829,264

CURRENT LIABILITIES
Accounts payable	$79,632,036	$112,309,683
Other payables and accrued expenses	4,843,001	4,251,487
Short-term loans	30,969,731	30,539,236
Customer deposits	33,535	94,408
Notes payable	11,463,004	12,787,619
Income tax payable	1,519,699	3,471,366
Due to employees	7,105	28,473
Deferred income	1,237,556	1,340,605
Lease liability	44,121	-
Total Current Liabilities	129,749,788	164,822,877

LONG-TERM LIABILITIES
Long term bank loans	27,606,502	28,794,136
Deferred taxes liability	1,758,643	1,711,343
Contingent consideration liability	6,562,000	7,256,000
Other long-term liability	-	622,034
Total Long-Term Liabilities	35,927,145	38,383,513

TOTAL LIABILITIES	165,676,933	203,206,390

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,263,102 and 55,992,002 shares issued and 52,839,441 and 51,484,444 outstanding at September 30, 2019 and December 31, 2018, respectively	52,839	51,484
Less: Treasury stock (487,155 shares with average price of $5.09 and 0 shares at September 30, 2019 and December 31, 2018, respectively )	(2,477,965)	-
Additional paid-in capital	259,691,370	254,989,657
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at September 30, 2019 and December 31, 2018, respectively)	(9,135,198)	(9,497,009)
Accumulated other comprehensive loss	(27,963,862)	(19,921,258)
TOTAL STOCKHOLDERS’ EQUITY	220,167,184	225,622,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,844,117	$428,829,264

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUES FROM UNRELATED PARTY, NET	$26,968,385	$14,860,034	$63,360,044	$32,211,352
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	4,720,159	23,135,326	10,543,190	30,479,521

REVENUES, NET	31,688,544	37,995,360	73,903,234	62,690,873

COST OF GOODS SOLD	(26,412,129)	(31,753,311)	(61,288,228)	(53,044,861)

GROSS PROFIT	5,276,415	6,242,049	12,615,006	9,646,012

OPERATING EXPENSES:
Research and development	(596,187)	(5,691,649)	(1,766,210)	(7,091,836)
Selling and marketing	(930,810)	(898,896)	(2,448,291)	(1,875,294)
General and administrative	(3,432,920)	(2,070,947)	(11,096,246)	(5,534,039)
Total Operating Expenses	(4,959,917)	(8,661,492)	(15,310,747)	(14,501,169)

INCOME (LOSS) FROM OPERATIONS	316,498	(2,419,443)	(2,695,741)	(4,855,157)

OTHER INCOME (EXPENSE):
Interest income	209,736	52,745	559,954	1,452,522
Interest expense	(435,524)	(483,376)	(1,304,062)	(1,505,409)
Change in fair value of contingent consideration	57,000	(1,552,686)	694,000	1,814,326
Government grants	502,146	607,008	725,189	717,821
Gain from equity dilution in the Affiliate Company	(49,285)	-	4,291,974	-
Gain from equity sale in the Affiliate Company	20,574,217	-	20,574,217	-
Share of loss after tax of the Affiliate Company	(8,433,767)	(3,247,343)	(22,883,126)	(79,592)
Other income , net	57,833	15,735	357,626	666,294
Total other income (expense), net	12,482,356	(4,607,917)	3,015,772	3,065,962

INCOME (LOSS) BEFORE INCOME TAXES	12,798,854	(7,027,360)	320,031	(1,789,195)

INCOME TAX (EXPENSE) BENEFIT	(709,413)	505,961	41,780	370,316

NET INCOME (LOSS)	12,089,441	(6,521,399)	361,811	(1,418,879)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(8,531,043)	(8,108,270)	(8,042,604)	(13,230,652)

COMPREHENSIVE INCOME (LOSS)	$3,558,398	$(14,629,669)	$(7,680,793)	$(14,649,531)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	52,613,642	51,474,048	52,332,260	51,089,047

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.23	$(0.13)	$0.01	$(0.03)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	51,484,444	51,484	-	254,989,657	(9,497,009)	(19,921,258)	225,622,874
Stock issuance and award	1,096,397	1,097	-	3,387,379	-	-	3,388,476
Net income (loss)	-	-	-	-	(4,409,472)	-	(4,409,472)
Foreign currency translation	-	-	-	-	-	5,404,028	5,404,028

Balance, March 31, 2019	52,580,841	52,581	-	258,377,036	(13,906,481)	(14,517,230)	230,005,906
Stock issuance and award	238,600	238	-	1,259,569	-	-	1,259,807
Net income (loss)	-	-	-	-	(7,318,158)	-	(7,318,158)
Foreign currency translation	-	-	-	-	-	(4,915,589)	(4,915,589)

Balance, June 30, 2019	52,819,441	52,819	-	259,636,605	(21,224,639)	(19,432,819)	219,031,966
Stock issuance and award	20,000	20	-	69,380	-	-	69,400
Stock buyback	-	-	(2,477,965)	-	-	-	(2,477,965)
Commission in stock buyback	-	-	-	(14,615)	-	-	(14,615)
Net income (loss)	-	-	-	-	12,089,441	-	12,089,441
Foreign currency translation	-	-	-	-	-	(8,531,043)	(8,531,043)

Balance, September 30, 2019	52,839,441	52,839	(2,477,965)	259,691,370	(9,135,198)	(27,963,862)	220,167,184

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	48,036,538	48,037	-	233,055,348	(3,802,310)	(6,310,763)	222,990,312
Stock issuance and award	2,972,337	2,972	-	19,099,556	-	-	19,102,528
Net income (loss)	-	-	-	-	3,727,995	-	3,727,995
Foreign currency translation	-	-	-	-	-	7,465,240	7,465,240

Balance, March 31, 2018	51,008,875	51,009	-	252,154,904	(74,315)	1,154,477	253,286,075
Stock issuance and award	288,600	289	-	2,038,476	-	-	2,038,765
Net income (loss)	-	-	-	-	1,374,525	-	1,374,525
Foreign currency translation	-	-	-	-	-	(12,587,622)	(12,587,622)

Balance, June 30, 2018	51,297,475	51,298	-	254,193,380	1,300,210	(11,433,145)	244,111,743
Stock issuance and award	184,469	184	-	787,529	-	-	787,713
Net income (loss)	-	-	-	-	(6,521,399)	-	(6,521,399)
Foreign currency translation	-	-	-	-	-	(8,108,271)	(8,108,271)

Balance, September 30, 2018	51,481,944	51,482	-	254,980,909	(5,221,189)	(19,541,416)	230,269,786

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$361,811	$(1,418,879)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,443,422	2,271,599
Impairments	44,544	24,854
Allowance for doubtful accounts	15,366	(7,093)
Deferred taxes	50,693	-
Share of loss after tax of the Affiliate Company	22,883,126	79,592
Gain from equity dilution in the Affiliate Company	(4,291,974)	-
Gain from equity sale in the Affiliate Company	(20,574,217)	-
Change in fair value of contingent consideration	(694,000)	(1,814,326)
Stock compensation cost	1,337,333	253,934

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(36,822,184)	(52,845,923)
Deferred taxes assets	-	(52,126)
Notes receivable	174,881	491,272.00
Notes receivable from the Affiliate Company and related party	437,203	3,196,340
Inventories	(14,813,147)	1,555,993
Other receivables and other assets	(17,275,954)	1,497,230
Due from employee	(25,861)	945
Advances to supplier and prepayments and prepaid expenses	1,357,001	(4,590,404)
Amount due from the Affiliate Company	30,549,072	(81,549,214)
Amount due from Affiliate Company-Long term	-	15,907,183
Due from related party	-	161,874

Increase (Decrease) In:
Accounts payable	11,383,411	101,684,965
Other payables and accrued liabilities	7,791,028	29,845,307
Notes payable	(11,836,950)	(12,434,813)
Customer deposits	(59,734)	20,350
Income tax payable	(1,803,574)	(2,353,826)
Deferred income	(56,448)	(761,643)
Net cash used in operating activities	$(25,425,152)	$(836,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(955,670)	(304,745)
Purchases of land use rights and other intangible assets	-	(105,480)
Acquisition of Jinhua An Kao (net of cash received)	-	(3,610,846)
Acquisition of SC Autosports	-	486,954
Purchases of construction in progress	(18,491)	(425,241)
Reimbursement of capitalize interests for construction in progress	-	1,818,390
Cash received from equity sale in the Affiliate Company	32,061,558	-
Long Term Investment	-	1,458,464
Net cash provided by (used in) investing activities	$31,087,397	$(682,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	27,864,409	25,515,452
Repayments of short-term bank loans	(26,261,331)	(26,283,065)
Repayments of long-term bank loans	(145,734)	(153,523)
Proceeds from notes payable	-	40,313,800
Repayment of notes payable	-	(43,024,633)
Cash used for stock buyback	(2,492,579)	-
Net cash used in financing activities	$(1,035,235)	$(3,631,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,627,010	(5,151,282)
Effect of exchange rate changes on cash	(928,440)	(512,545)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	22,353,071	16,110,496

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	26,051,641	10,446,669
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	14,338,637	1,342,085
-RESTRICTED CASH AT END OF PERIOD	11,713,004	9,104,584

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,711,101	1,981,072
Interest paid	1,304,062	1,274,399

SUPPLEMENTAL NON-CASH DISCLOSURES:
Acquisition of Jinhua An Kao by stock	-	20,718,859
Acquisition of SC Autosports by stock	-	756,664
Amount due from the Affiliate Company converted to investment in the Affiliate Company	-	83,669,804
Notes receivable from unrelated parties for equity transfer payment	43,137,369	-

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in Chinese and global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”).

The Company’s organizational chart as of September 30, 2019 is as follows:

On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement (the “Transfer Agreement”) with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Kandi Electric Vehicles Group Co., Ltd. (the “Affiliate Company”, formerly defined as the “JV Company”) to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $336.3 million), of which Kandi Vehicles then owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. After that, Kandi Vehicles further agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 29, 2019, Kandi Vehicles has received payments in cash totaling RMB 220 million (approximately $30.9 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.6 million), of which RMB 140 million (approximately $19.7 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $21.9 million) shall mature on March 29, 2020. As a result of the completion of the equity transfer on September 29, 2019, Kandi Vehicles now owns 22% and Geely and its affiliates own 78% of the equity interests of the Affiliate Company. As now the Company only owns 22% of the JV Company, it was redefined as the Affiliate Company.

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products (through Kandi Electric Vehicles (Hainan) Co., Ltd. and the Affiliate Company), EV parts and off-road vehicles. As part of its strategic objective of becoming a leading manufacturer of EV products (through the Affiliate Company) and related services, the Company has increased its focus on pure EV-related products, and is actively pursuing expansion in the Chinese and international markets, especially the U.S. market.

NOTE 2 - LIQUIDITY

The Company had a working capital of $80,374,159 as of September 30, 2019, an increase of $77,847,248 from a working capital of $2,526,911 as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents was $14,338,637 and $ 15,662,201, respectively, the Company’s restricted cash was $11,713,004 and $6,690,870, respectively.

During the first quarter of 2019, the Company signed an agreement to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 29, 2019, the Company has received payments in cash totaling RMB 220 million (approximately $30.9 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.6 million) from Geely, of which RMB 140 million (approximately $19.7 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $21.9 million) shall mature on March 29, 2020. The Company plans to apply the proceeds from the equity transfer to its ongoing operations. The cash flow and operating capacity of the Company will be greatly improved after receiving the above payments.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental;

(3)	Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%). Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	YongkangScrou Electric Co, Ltd. (“YongkangScrou”), a wholly-owned subsidiary of Kandi Vehicles in China;

(5)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary in China, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles;

(6)	Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”), a wholly-owned subsidiary of Kandi Vehicles in China; and

(7)	SC Autosports, a wholly-owned subsidiary of the Company in the U.S.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

The Affiliate Company, a 22% owned subsidiary of Kandi Vehicles and its subsidiaries

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of the Company 2018 Form 10-K.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, together with subsequent Accounting Standards Updates collectively known as the “leases standard” or “ASC 842”. ASC 842 requires a lessee recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Effective January 1, 2019, the Company adopted the new standard using the effective date approach. The Company elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, the management elected the practical expedients allowing the Company not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $140,000 as of January 1, 2019, which primarily relates to the corporate office leases for SC Autosports. The standard did not materially impact the condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which the Company is the lessee.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company plans to adopt this ASU in the fourth quarter of 2019 and does not expect the adoption to have a material impact on the Consolidated Financial Statements.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2019, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2019	2018	2019	2018
Customer A	30%	24%	27%	22%
Customer B	30%	4%	12%	2%
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries (related party)	15%	61%	30%	66%
Customer D	10%	-	8%	7%

For the nine-month period ended September 30, 2019, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2019	2018	2019	2018
Customer A	39%	24%	27%	22%
Customer B	23%	6%	12%	2%
Kandi Electric Vehicles Group Co., Ltd. and its subsidiaries (related party)	14%	49%	30%	66%

(b) Suppliers

For the three-month period ended September 30, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31
Major Suppliers	2019	2018	2019	2018
Supplier E	93%	-	12%	-

For the nine-month period ended September 30, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2019	2018	2019	2018
Supplier E	67%	-	12%	-
Supplier F	13%	3%	6%	-

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the three and nine months ended September 30, 2019, respectively. Due to the loss from operations, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the three and nine months ended September 30, 2018, respectively.

The following is the calculation of earnings per share for the three-month periods ended September 30, 2019 and 2018:

	For three months ended
	September 30,
	2019	2018
Net income (loss)	$12,089,441	$(6,521,399)
Weighted average shares used in basic computation	52,613,642	51,474,048
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,613,642	51,474,048

Earnings (Loss) per share:
Basic and diluted	$0.23	$(0.13)

The following is the calculation of earnings per share for the nine-month periods ended September 30, 2019 and 2018:

	For nine months ended
	September 30,
	2019	2018
Net income (loss)	$361,811	$(1,418,879)
Weighted average shares used in basic computation	52,332,260	51,089,047
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,332,260	51,089,047

Earnings (Loss) per share:
Basic and diluted	$0.01	$(0.03)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2019	2018
Accounts receivable	$54,990,221	$34,394,738
Less: allowance for doubtful accounts	(130,420)	(120,010)
Accounts receivable, net	$54,859,801	$34,274,728

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2019	2018
Raw material	$11,192,506	$7,040,728
Work-in-progress	13,778,920	1,571,179
Finished goods	10,475,957	13,385,961
Inventories	$35,447,383	$21,997,868

NOTE 12 - NOTES RECEIVABLE

As of September 30, 2019, there was $41,549,888 notes receivable from unrelated parties, among which $70,067 were bank acceptance notes from payments for sales and $41,479,821 were commercial acceptance notes from payments for equity transfer of the Affiliate Company (refer to Note 24-summarized information of equity method investment in the Affiliate Company). As of December 31, 2018, there was $72,712 notes receivable from unrelated parties, among which $72,712 were bank acceptance notes from payments for sales.

As of September 30, 2019, there was $0 notes receivable from the Affiliate Company and related parties. As of December 31, 2018. there was $3,861,032 notes receivable from the Affiliate Company and related parties, among which $3,861,032 were bank acceptance notes from payments for sales.

NOTE 13 - Other receivables

Other receivable is summarized as follows:

	September 30,	December 31,
	2019	2018
Loan to third party	$9,187,863	$-
Others	3,671,441	1,264,323
Total other receivables	$12,859,304	$1,264,323

As of September 30, 2019, the Company’s other receivable includes $9.2 million short-term loan lent to an unrelated party with a 6% annual interest rate to maximize the use of idled cash. This loan can be redeemed at any time.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of September 30, 2019 and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
At cost:
Buildings	$29,703,216	$30,638,417
Machinery and equipment	61,376,817	63,398,627
Office equipment	998,625	852,172
Motor vehicles and other transport equipment	403,253	418,476
Molds and others	25,420,383	26,849,806
	117,902,294	122,157,498
Less : Accumulated depreciation
Buildings	$(5,579,392)	$(5,019,075)
Machinery and equipment	(12,395,351)	(8,442,940)
Office equipment	(464,806)	(393,893)
Motor vehicles and other transport equipment	(344,633)	(325,917)
Molds and others	(24,626,908)	(25,486,100)
	(43,411,090)	(39,667,925)
Less: impairment	-	(443,650)
Property, plant and equipment, net	$74,491,204	$82,045,923

As of September 30, 2019 and December 31, 2018, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $7,441,479 and $8,105,419, respectively. Also see Note 18.

Depreciation expenses for the three months ended September 30, 2019 and September 30, 2018 were $1,832,83 and $239,434, respectively. Depreciation expenses for the nine months ended September 30, 2019 and September 30, 2018 were $5,724,863 and $1,511,018, respectively

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	September 30,	December 31,
	useful life	2019	2018
Gross carrying amount:
Trade name	2.25 years	$492,235	$492,235
Customer relations	2.25 years	304,086	304,086
Patent	5.75-7.42 years	4,456,278	4,624,513
		5,252,599	5,420,834
Less : Accumulated amortization
Trade name		$(376,366)	$(338,307)
Customer relations		(232,505)	(208,993)
Patent		(919,740)	(545,407)
		(1,528,611)	(1,092,707)
Intangible assets, net		$3,723,988	$4,328,127

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $154,027 and $157,817 for the three months ended September 30, 2019 and 2018, respectively. And $471,497 and $493,405 for the nine months ended September 30, 2019 and 2018, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2019 (Three Months)	$157,166
2020	628,663
2021	628,663
2022	549,304
2023	546,568
Thereafter	1,213,624
Total	$3,723,988

NOTE 16 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2019	2018
Cost of land use rights	$14,382,544	$14,925,518
Less: Accumulated amortization	(3,297,827)	(3,175,790)
Land use rights, net	$11,084,717	$11,749,728

As of September 30, 2019 and December 31, 2018, the net book value of land use rights pledged as collateral for the Company’s bank loans was $7,366,117 and $7,756,253, respectively. Also see Note 18.

The amortization expenses for the three months ended September 30, 2019 and September 30, 2018, were $80,462 and $82,586, respectively. The amortization expenses for the nine months ended September 30, 2019 and September 30, 2018, were $247,061 and $267,177, respectively. Amortization expenses for the next five years and thereafter is as follows:

2019 (Three Months)	$82,354
2020	329,415
2021	329,415
2022	329,415
2023	329,415
Thereafter	9,684,703
Total	$11,084,717

NOTE 17 - CONSTRUCTION-IN-PROGRESS

In September 2019, in order to further increase the production capacity, YongkangScrou started building a factory of efficient new energy vehicle drive motors with a space of 6,639.9 square meters on the basis of the original plant. The total contract amount was RMB 6.6 million (approximately $0.9 million). The project is expected to be completed by 2020. As of September 30, 2019 and December 31, 2018, the Company’s Construction-in-Progress (“CIP”) were $17,781 and $0, respectively. No depreciation is provided for CIP until such time as the facility is completed and placed into operation. There was no interest expense capitalized for CIP for the three and nine months ended September 30, 2019.

NOTE 18 - SHORT-TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2019	2018
Loans from China Ever-bright Bank
Interest rate 5.655% per annum, paid off on April 18, 2019, secured by the assets of Kandi Vehicle, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	10,179,745
Loans from Hangzhou Bank
Interest rate 5.66% per annum, paid off on October 14, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	6,838,565	7,096,737
Interest rate 5.66% per annum, due on December 31, 2019, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	5,605,381	5,816,997
Interest rate 5.66% per annum, due on July 4, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	4,512,332	4,682,683
Interest rate 5.66% per annum, paid off on April 24, 2019, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	2,763,074
Loans from Agricultural Bank of China
Interest rate 5.22% per annum, due on April 18, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	4,204,036	-
Interest rate 5.22% per annum, due on April 23, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	5,605,381	-
Interest rate 5.22% per annum, due on May 3, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	4,204,036	-
	$30,969,731	$30,539,236

Long-term loans are summarized as follows:

	September 30,	December 31,
	2019	2018
Loans from Haikou Rural Credit Cooperative
Interest rate 7% per annum, due on December 12, 2021, guaranteed by Kandi Vehicle and Kandi New Energy.	27,606,502	28,794,136
	$27,606,502	28,794,136

The interest expenses of short-term and long-term bank loans for the three months ended September 30, 2019, and 2018 were $435,524 and $426,167, respectively. The interest expenses of short-term and long-term bank loans for the nine months ended September 30, 2019, and 2018 were $1,304,062 and $1,274,399, respectively.

As of September 30, 2019, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 19 - NOTES PAYABLE

Notes payable is presented to certain suppliers as a payment against the outstanding trade payable. Notes payable are mainly bank acceptance notes and commercial acceptance notes which are non-interest bearing and generally mature within one year.

As of September 30, 2019, there was $11,463,004 notes payable, among which $11,463,004 was bank acceptance notes. As of December 31, 2018, there was $12,787,619 notes payable, among which $8,767,670 were bank acceptance notes, $2,763,074 were commercial acceptance notes and $1,256,875 were other notes payable. $11,463,004 and $6,440,870 were held as collateral for the notes payable as of September 30, 2019 and December 31, 2018, respectively.

NOTE 20 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles and Jinhua Ankao qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. Jinhua Ankao has been qualified as HNTE since 2018. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s three other subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the Affiliate Company and its subsidiaries is 25%.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2019, the management estimates that its effective tax rate will be favorably affected by non-taxable income such as the share of income of the Affiliate Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rates for the nine months ended September 30, 2019, and 2018 were a tax benefit of 13.05% on a reported income before taxes of approximately $0.3 million, and an effective income tax rate with a tax benefit of 20.70% for the same period of last year on a reported loss before taxes of approximately $1.8 million, respectively.

The quarterly tax provision, and the quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the nine months ended September 30, 2019 and 2018 was tax benefit of $41,780 and tax benefit of $370,316, respectively.

Effective January 1, 2007, the Company adopted the guidance in ASC 740 relating to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2019, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2019 the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2018 was $28.1 million deriving from entities in the PRC and Hong Kong. The aggregate NOLs in 2017 was $22.7 million deriving from entities in the PRC, Hong Kong and U.S. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The cumulative net operating loss Pre-2018 in the U.S. can be carried forward for twenty years. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the nine months ended September 30, 2019 and 2018, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2019 and 2018.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Tax benefit (holiday) credit	$377,303	$1,345,541
Basic net income per share effect	$0.000	$0.000

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

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded provisional estimates related to the re-measurement of deferred taxes and the Deemed Repatriation Transition Tax in our financial statements for the fiscal year ended December 31, 2017. The measurement period ended on December 22, 2018. As of December 22, 2018, we have completed the accounting for the impact of the Tax Act based on the guidance, interpretations, and data available. No adjustments to these provisional estimates have been recorded.

Under the Tax Act, Global Intangible Low-Taxed Income (“GILTI”) tax rules the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the GILTI as a current-period expense when incurred.

NOTE 21 – LEASES

The Company has corporate office leases for SC Autosports, with a term of 37 months from January 31, 2017 to January 31, 2020. The monthly lease payment is $11,000. The Company adopted ASC 842 to record operating lease assets and operating lease liabilities as of January 1, 2019, with a remaining lease term of 13 months and discount rate of 4.75%.

As of September 30, 2019, the Company’s right - of - use asset was $ 42,974 and lease liability was $44,121. For three months and nine months ended September 30, 2019, the Company’s lease expense was $33,000 and $99,000, respectively.

Maturities of lease liabilities as of September 30, 2019 were as follow:

Maturity of Lease Liabilities:
2019 (Three Months)	$32,611
2020	11,510
Total	$44,121

NOTE 22 – CONTINGENT CONSIDERATION LIABILITY

On January 3, 2018, the Company completed the acquisition of 100% of the equity of Jinhua An Kao. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, Jinhua An Kao achieved its first year net profit target. According to the agreement, the former shareholders of An Kao received 739,959 shares of Kandi’s restrictive common stock or 12.5% of total Kandi stock in the purchase price.

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports. The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration up to an additional 1,547,721 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. According to the agreement, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of total Kandi stock in the purchase price.

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to Jinahua Ankao and SC Autosports’ former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of Income.

As of September 30, 2019 and December 31, 2018, the Company’s contingent consideration liability was $6,562,000 and $7,256,000, respectively.

NOTE 23 - STOCK AWARD

In connection with the appointment of Mr. Henry Yu as a member of the Board of Directors (the “Board”), the Board authorized the Company to compensate Mr. Henry Yu with 5,000 shares of Company’s restricted common stock every six months as compensation, beginning in July 2011.

As compensation for Mr. Jerry Lewin’s services as a member of the Board, the Board authorized the Company to compensate Mr. Jerry Lewin with 5,000 shares of Company’s restricted common stock every six months, beginning in August 2011.

As compensation for Ms. Kewa Luo’s services as the Company’s investor relation officer, the Board authorized the Company to compensate Ms. Kewa Luo with 5,000 shares of the Company’s common stock every six months, beginning in September 2013.

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

On January 29, 2019, the Board appointed Ms. Zhu Xiaoying as interim Chief Financial Officer. Ms. Zhu was entitled to receive 10,000 shares of the common stock annually under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) as a year-end equity bonus.

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

For three months ended September 30, 2019 and 2018, the Company recognized $22,925 and $31,675 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For nine months ended September 30, 2019 and 2018, the Company recognized $1,337,333 and $1,311,885 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 24 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

The Company’s condensed consolidated net income (loss) includes the Company’s proportionate share of the net income or loss of the Company’s equity method investees. When the Company records its proportionate share of net income (loss) in such investees, it increases equity income (loss) – net in the Company’s consolidated statements of income and the Company’s carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss in such investees, it decreases equity income (loss) – net in the Company’s consolidated statements of income (loss) and the Company’s carrying value in that investment. All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

On March 21, 2019, Kandi Vehicle signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $46.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $336.3 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company (the “March Affiliate Loan to Equity Conversion”). Kandi Vehicles further agree to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million) (the “Affiliate Equity Transfer”). Kandi Vehicles shall own 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company has received payments in cash totaling RMB 220 million (approximately $30.9 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.6 million) from Geely, of which RMB 140 million (approximately $19.7 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $21.9 million) shall mature on March 29, 2020. As of September 30, 2019, the equity transfer has been completed. Therefore, in the third quarter of 2019, the Company has recognized the gain from equity sale of $20,574,217.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. Since the March Affiliate Loan to Equity Conversion was completed at the very end of the first quarter, the Company still recorded 50% of the Affiliate Company’s loss for the first quarter of 2019. Starting from the second quarter of the 2019, since the equity interests in the Affiliate Company have been reduced to 43.47% and the Affiliate Equity Transfer was completed at the very end of the third quarter, the Company recorded 43.47% of the Affiliate Company’s loss for the second and third quarter of 2019.

The consolidated results of operations and financial position of the Affiliate Company are summarized below:

	Three Months ended
	September 30,
	2019	2018
Condensed income statement information:
Net sales	$520,275	$19,880,543
Gross loss	(377,700)	3,133,283
Gross margin	-72.6%	15.8%
Net(loss) income	(19,435,546)	(5,860,746)

	Nine Months ended
	September 30,
	2019	2018
Condensed income statement information:
Net sales	$4,605,880	$73,292,774
Gross (loss) profits	(3,006,051)	4,007,896
Gross margin	-65.3%	5.5%
Net (loss) income	(49,986,119)	(87,969)

	September 30,	December 31,
	2019	2018
Condensed balance sheet information:
Current assets	$609,002,781	$751,143,254
Noncurrent assets	65,386,057	140,736,300
Total assets	$674,388,838	$891,879,554
Current liabilities	429,675,791	633,711,465
Noncurrent liabilities	-	-
Equity	244,713,047	258,168,089
Total liabilities and equity	$674,388,838	$891,879,554

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the Affiliate Company.

The Company’s equity method investments in the Affiliate Company for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months ended
	September 30,
	2019	2018
Investment in the Affiliate Company, beginning of the period,	$128,929,893	$70,681,013
Investment in Affiliate Company in 2018	-	79,370,859
Investment decreased in 2019	(72,309,417)
Gain from equity dilution	4,291,974	-
Gain from equity sale	20,574,217	-
Company’s share in net (loss) income of Affiliate based on 50% ownership for three months ended March 31, 2019, 43.47%(1) ownership for six months ended September 30, 2019 and 50% ownership for three months ended September 30, 2018	(23,025,049)	(43,985)
Intercompany transaction elimination	(12,557)	(484,037)
Year 2018 unrealized profit realized	154,480	448,429
Subtotal	(22,883,126)	(79,593)
Exchange difference	(4,766,530)	(3,699,548)
Investment in Affiliate Company, end of the period	$53,837,011	$146,272,731

(1)	Represents the rounded result of dividing RMB1,045 million (the Company’s ownership interest in the Affiliate Company) by RMB2,404 million (the Affiliate Company’s total equity interest). We used the actual result and kept full decimals when calculating the Company’s share in net (loss) income of the Affiliate Company.

The gain from equity dilution for nine months ended September 30, 2019 resulted from the Affiliate Company issuing shares to the Affiliate Company partner, Greely, in exchange for extinguishment of a loan from Greely, resulting in dilution of equity ownership of the Company from 50% to 43.47%. This dilutive transaction was treated as if the Company sold a proportional share of its investment in the Affiliate Company.

Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the three months ended September 30, 2019, were $4,720,159 or 14.9% of the Company’s total revenue, a decrease of 79.6% from $23,135,326 of the same quarter last year. Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the nine months ended September 30, 2019, were $10,543,190 or 14.3% of the Company’s total revenue, a decrease of 65.4% from $30,479,521 of the same quarter last year. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of September 30, 2019 and December 31, 2018, the net current and noncurrent net amount due from the Affiliate Company and its subsidiaries, was $25,335,894 and $67,683,462, respectively.

NOTE 25 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

	September 30,	December 31,
Guarantee provided to	2019	2018
Kandi Electric Vehicles Group Co., Ltd.	-	7,271,247
Kandi Electric Vehicles Jiangsu Co., Ltd.	-	7,271,247
Total	$-	$14,542,494

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,802,691 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. So long as NGCL repays the principal and interest according to the agreement, the plaintiff will not ask the Company for recovery. As of the date of this report, the Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,063,901 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 11.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments within next two years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August 29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the Affiliate Company for bank acceptance notes in the aggregate amount of $2,942,825 (RMB 21 million) from Bank of China, with a related period of August 29, 2018 to February 29, 2019, and which were paid off on February 29, 2019 by the Affiliate Company.

On August 30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,006,726 (RMB 50 million) from China Merchants Bank Nantong branch, with a related loan period of August 31, 2018 to February 28, 2019, and was paid off on February 1, 2019. On February 1, 2019, the loan was renewed with a term of February 1, 2019 to July 31, 2019 and was paid off on July 31, 2019 by Kandi Jiangsu.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the Affiliate Company for bank acceptance notes in the aggregate amount of $4,063,901 (RMB 29 million) from Bank of China, with a related period of September 3, 2018 to March 3, 2019 and was paid off on March 3, 2019 by the Affiliate Company.

(2) Pledged collateral for bank loans to other parties.

As of September 30, 2019 and December 31, 2018, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Construction commitment

In September 2019, in order to further increase the production capacity, YongkangScrou started building a factory of efficient new energy vehicle drive motors with a space of 6,639.9 square meters on the basis of the original plant. The total contract amount was RMB 6.6 million (approximately $0.9 million). The project is expected to be completed by 2020.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run.

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

Separately, in connection with allegations of misconduct identified in pre-suit demands made by putative shareholders of Kandi, Kandi formed a Special Litigation Committee (“SLC”) and retained Delaware law firm as independent counsel to the SLC to aid in the SLC’s investigation of, and to ultimately report on, the allegations of misconduct set forth in the pre-suit demands. The investigation remains ongoing.

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

NOTE 26 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,703,050	$5,849,353
China	25,985,494	32,146,007
Total	$31,688,544	$37,995,360

Major products
EV parts	$25,847,506	$32,065,497
Off-road vehicles	5,841,038	5,929,863
Total	$31,688,544	$37,995,360

Timing of revenue recognition
Products transferred at a point in time	$31,688,544	$37,995,360

	Nine Months Ended September 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$15,975,711	$8,337,793
China	57,927,523	54,353,080
Total	$73,903,234	$62,690,873

Major products
EV parts	$57,607,687	$53,947,874
Off-road vehicles	16,295,547	8,742,999
Total	$73,903,234	$62,690,873

Timing of revenue recognition
Products transferred at a point in time	$73,903,234	$62,690,873

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2018 Form 10-K and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2018 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Results of Operations

Overview

We are one of the leading manufacturers of EV products (through the Affiliate Company), EV parts and off-road vehicles in China. For the three months ended September 30, 2019, we recognized total revenue of $31,688,544 as compared to $37,995,360 for the three months ended September 30, 2018, a decrease of $6,306,816, or 16.6%. For the three months ended September 30, 2019, we recorded $5,276,415 of gross profits, a decrease of $965,634 or 15.5% from the same period of 2018. Gross margin for the three months ended September 30, 2019 was 16.7%, an increase compared to 16.4% for the three months ended September 30, 2018. We recorded a net income of $12,089,441 for the three months ended September 30, 2019, compared to net loss of $6,521,399 in the same period of 2018, primarily attributable to the gain from equity sale in the Affiliate Company and the decreased research and development expense. For the nine months ended September 30, 2019, we recognized total revenue of $73,903,234 as compared to $62,690,873 for the nine months ended September 30, 2018, an increase of $11,212,361, or 17.9%. For the nine months ended September 30, 2019, we recorded $12,615,006 of gross profits, an increase of $2,968,994 or 30.8% from the same period of 2018. Gross margin for the nine months ended September 30, 2019 was 17.1%, an increase compared to 15.4% for the nine months ended September 30, 2018. We recorded a net income of $361,811 for the nine months ended September 30, 2019, compared to net loss of $1,418,879 in the same period of 2018, largely due to the increased revenue, decreased research and development expense and the gain from equity sale in the Affiliate Company.

The current subsidy standard is provided for in the Circular on Further Improving the Subsidy Policies for the Promotion and Application of New Energy Vehicles, which was jointly promulgated by the Ministry of Finance, the Ministry of Science and Technology, the Ministry of Industry and Information Technology and the National Development and Reform Commission in 2019. The current subsidy standard reduces the amount of national subsidies and cancels local subsidies, resulting in a significant reduction in the total subsidy amount as compared to 2018. We believe the new subsidy standard presents both challenges and opportunities to the Company. In the past few years, although the government had a strong support policy for new energy vehicles, the unstable subsidy policy and the unpredictable timing of receiving such subsidies have exerted tremendous pressure on the Company’s cash flow. Currently, in order to adapt to the new subsidy standard, the Affiliate Company is making full use of Geely’s resources and developing new models with goals to be independent of the government’s subsidies and have strong competitiveness at the same time. The new model are expected to be placed to market by the end of this year or at the beginning of 2020. We believe the Company will have greater opportunities for development at that time.

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$26,968,385	85.1%	$14,860,034	39.1%	12,108,351	81.5%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	4,720,159	14.9%	23,135,326	60.9%	(18,415,167)	(79.6)%

REVENUES, NET	31,688,544		37,995,360		(6,306,816)	(16.6)%

COST OF GOODS SOLD	(26,412,129)	(83.3)%	(31,753,311)	(83.6)%	5,341,182	(16.8)%

GROSS PROFIT	5,276,415	16.7%	6,242,049	16.4%	(965,634)	(15.5)%

OPERATING EXPENSES:
Research and development	(596,187)	(1.9)%	(5,691,649)	(15.0)%	5,095,462	(89.5)%
Selling and marketing	(930,810)	(2.9)%	(898,896)	(2.4)%	(31,914)	3.6%
General and administrative	(3,432,920)	(10.8)%	(2,070,947)	(5.5)%	(1,361,973)	65.8%
Total Operating Expenses	(4,959,917)	(15.7)%	(8,661,492)	(22.8)%	3,701,575	(42.7)%

LOSS FROM OPERATIONS	316,498	1.0%	(2,419,443)	(6.4)%	2,735,941	(113.1)%

OTHER INCOME (EXPENSE):
Interest income	209,736	0.7%	52,745	0.1%	156,991	297.6%
Interest expense	(435,524)	(1.4)%	(483,376)	(1.3)%	47,852	(9.9)%
Change in fair value of contingent consideration	57,000	0.2%	(1,552,686)	(4.1)%	1,609,686	(103.7)%
Government grants	502,146	1.6%	607,008	1.6%	(104,862)	(17.3)%
Gain from equity dilution in the Affiliate Company	(49,285)	(0.2)%	-	0.0%	(49,285)	-
Gain from equity sale in the Affiliate Company	20,574,217	64.9%	-	0.0%	20,574,217	-
Share of loss after tax of the Affiliate Company	(8,433,767)	(26.6)%	(3,247,343)	(8.5)%	(5,186,424)	159.7%
Other income , net	57,833	0.2%	15,735	0.0%	42,098	267.5%
Total other income (expense), net	12,482,356	39.4%	(4,607,917)	(12.1)%	17,090,273	(370.9)%

INCOME(LOSS) BEFORE INCOME TAXES	12,798,854	40.4%	(7,027,360)	(18.5)%	19,826,214	(282.1)%

INCOME TAX (EXPENSE) BENEFIT	(709,413)	(2.2)%	505,961	1.3%	(1,215,374)	(240.2)%

NET INCOME (LOSS)	12,089,441	38.2%	(6,521,399)	(17.2)%	18,610,840	(285.4)%

(a) Revenue

For the three months ended September 30, 2019, our revenue was $31,688,544 compared to $37,995,360 for the same period of 2018, representing a decrease of $6,306,816 or 16.6%. The decrease in revenue was mainly due to the decrease in EV parts sales during this quarter. The decrease in EV parts sales was primarily due to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments.

The following table summarizes our revenues by product types for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	Sales	Sales
EV parts	$25,847,506	$32,065,497
Off-road vehicles	5,841,038	5,929,863
Total	$31,688,544	$37,995,360

EV Parts

During the three months ended September 30, 2019, our revenues from the sales of EV parts were $25,847,506, representing a decrease of $6,217,991 or 19.4% from $32,065,497 for the same quarter of 2018.

Our revenue for the three months ended September 30, 2019 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 81.6% of total sales.

During the three months ended September 30, 2019 and 2018, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 15% and 61% of our total net revenue for the quarter, respectively. The decrease is mainly due to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments. In this year, the EV parts we provided to the Affiliate Company were primarily used for battery upgrade and market maintenance for the EV products that were previously put into the leasing market.

Off-Road Vehicles

During the three months ended September 30, 2019, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $5,841,038, representing a decrease of $88,825 or 1.5% from $5,929,863, for the same quarter of 2018.

Our off-road vehicles business line accounted for approximately 18.4% of our total net revenue for the three months ended September 30, 2019.

The following table shows the breakdown of our net revenues:

	Three Months Ended September 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$5,703,050	$5,849,353
China	25,985,494	32,146,007
Total	$31,688,544	$37,995,360

Major products
EV parts	$25,847,506	$32,065,497
Off-road vehicles	5,841,038	5,929,863
Total	$31,688,544	$37,995,360

Timing of revenue recognition
Products transferred at a point in time	$31,688,544	$37,995,360

(b) Cost of goods sold

Cost of goods sold was $26,412,129 during the three months ended September 30, 2019, representing a decrease of $5,341,182, or 16.8%, compared to $31,753,311 for the same period of 2018. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended September 30, 2019 and 2018 are as set forth below:

	Three Months Ended September 30,
	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$25,847,506	21,929,420	3,918,086	15.2%	$32,065,497	27,268,332	4,797,165	15.0%
Off-road vehicles	5,841,038	4,482,709	1,358,329	23.3%	5,929,863	4,484,979	1,444,884	24.4%
Total	$31,688,544	26,412,129	5,276,415	16.7%	$37,995,360	31,753,311	6,242,049	16.4%

Gross profit for the third quarter of 2019 decreased 15.5% to $5,276,415, compared to $6,242,049 for the same period last year. This was primarily attributable to the sales decrease. Our gross margin increased to 16.7% compared to 16.4% for the same period of 2018. The increase in our gross margin was mainly due to the increased selling price of the charging and exchanging equipment and the increased proportion of the high-margin battery processing business this year.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $596,187 for the third quarter of 2019, a decrease of $5,095,462 or 89.5% compared to $5,691,649 for the same period of last year. The decrease was mainly due to the R&D expense related to the development of EV Model K23 at Hainan facility in the third quarter of last year. Such R&D work has been completed in year 2018.

(e) Sales and marketing

Selling and distribution expenses were $930,810 for the third quarter of 2019, compared to $898,896 for the same period last year, representing an increase of $31,914 or 3.6%. The increase was primarily attributable to the increased freight expense incurred by SC Autosports.

(f) General and administrative expenses

General and administrative expenses were $3,432,920 for the third quarter of 2019, compared to $2,070,947 for the same period last year, representing an increase of $1,361,973 or 65.8%. For the three months ended September 30, 2019, general and administrative expenses included $22,925 as expenses for common stock awards and stock options to employees and Board members, compared to $31,675 of common stock awards and stock options expenses for the same period in 2018. Besides stock compensation expense, our net general and administrative expenses for the three months ended September 30, 2019 were $3,409,995, representing an increase of $1,370,723, from $2,039,272 for the same period of 2018, which was largely due to the increased operation cost of the Company since Hainan facility has been put into operation.

(g) Interest income

Interest income was $209,736 for the third quarter of 2019, representing an increase of $156,991 or 297.6% compared to $52,745 for the same period of last year. The increase was primarily attributable to increased interest earned on loans to a third party.

(h) Interest expenses

Interest expenses were $435,524 in the third quarter of 2019, representing a decrease of $47,852 or 9.9% compared to $483,376 for the same period of last year. The decrease was primarily due to decreased interest expenses incurred associated with the note payable to a third party, as well as decreased discounts associated with the settlement of bank acceptance notes. Of the interest expenses, $0 and $24,930 were discounts associated with the settlement of bank acceptance notes for the three months ended September 30, 2019 and 2018, respectively.

(i) Change in fair value of contingent consideration

For the third quarter of 2019, the gain related to changes in the fair value of contingent consideration was $57,000, an increase of $1,609,686 or 103.7% compared to loss related to changes in the fair value of contingent consideration of $1,552,686 for the same period of last year, which was mainly due to the decrease in fair value of contingent consideration liability between December 31, 2018 and September 30, 2019 while there was an increase in the same period of last year.

(j) Government grants

Government grants were $502,146 for the third quarter of 2019, compared to $607,008 for the same quarter last year, representing a decrease of $104,862, or 17.3%, which was largely attributable to the fact that Kandi Vehicles received the subsidies of land use tax in the third quarter of last year while the same kind of subsidies were received in the second quarter of 2019, instead of in the third quarter.

(k) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was a negative $49,285 for the third quarter of 2019, which was due to exchange rate difference. There was no equity dilution in the third quarter of 2019.

(l) Gain from equity sale in the Affiliate Company

Gain from equity sale was $20,574,217 for the third quarter of 2019, which was due to the Affiliate Equity Transfer. In March 2019, Kandi Vehicles agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company recognized the gain from equity sale.

(m) Share of income (loss) after tax of the Affiliate Company

For the third quarter of 2019, our share of loss of the Affiliate Company was $8,433,767 as compared to share of loss of $3,247,343 for the same period of last year. The losses incurred by the Affiliate Company were largely attributable to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments.

(n) Other income (loss), net

Net other income was $57,833 for the third quarter of 2019, representing an increase of $42,098 or 267.5% compared to net other income of $15,735 for the same period of last year, which was largely due to the disposal of certain waste materials during the third quarter.

(o) Income Taxes

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

We have a 22% ownership interest in the Affiliate Company, which has an applicable corporate income tax rate of 25%. Each of the Affiliate Company’s subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the third quarter of 2019 was a tax expense of 5.54% on a reported income before taxes of approximately $12.8 million, compared to a tax benefit of 7.20% on a reported loss before taxes of approximately $7.0 million for the same period of last year.

(p) Net income (loss)

Net income was $12,089,441 for the third quarter of 2019, representing an increase of $18,610,840 compared to net loss $6,521,399 for the same period of last year. The increase was primarily attributable to the gain from equity sale in the Affiliate Company and the decreased research and development expense.

Excluding (i) the effects of stock compensation expenses, which were $22,925 and $31,675 for the third quarter of 2019 and 2018, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $57,000 and a loss of $1,552,686 for the three months ended September 30, 2019 and 2018, respectively, our non-GAAP net income was $12,055,366 for the three months ended September 30, 2019 as compared to non-GAAP net loss $4,937,038 for the same period of 2018, an increase of $16,992,404, or 344.2%. The increase in net income (non-GAAP) was primarily attributable to the gain from equity sale in the Affiliate Company and the decreased research and development expense.

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

The following table summarizes our non-GAAP net income for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
GAAP net income (loss)	$12,089,441	$(6,521,399)
Stock compensation expenses	22,925	31,675
Change in fair value of contingent consideration	(57,000)	1,552,686
Non-GAAP net income (loss)	$12,055,366	$(4,937,038)

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$63,360,044	85.7%	$32,211,352	51.4%	31,148,692	96.7%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	10,543,190	14.3%	30,479,521	48.6%	(19,936,331)	(65.4)%

REVENUES, NET	73,903,234	100.0%	62,690,873	100.0%	11,212,361	17.9%

COST OF GOODS SOLD	(61,288,228)	(82.9)%	(53,044,861)	(84.6)%	(8,243,367)	15.5%

GROSS PROFIT	12,615,006	17.1%	9,646,012	15.4%	2,968,994	30.8%

OPERATING EXPENSES:
Research and development	(1,766,210)	(2.4)%	(7,091,836)	(11.3)%	5,325,626	(75.1)%
Selling and marketing	(2,448,291)	(3.3)%	(1,875,294)	(3.0)%	(572,997)	30.6%
General and administrative	(11,096,246)	(15.0)%	(5,534,039)	(8.8)%	(5,562,207)	100.5%
Total Operating Expenses	(15,310,747)	(20.7)%	(14,501,169)	(23.1)%	(809,578)	5.6%

LOSS FROM OPERATIONS	(2,695,741)	(3.6)%	(4,855,157)	(7.7)%	2,159,416	(44.5)%

OTHER INCOME (EXPENSE):
Interest income	559,954	0.8%	1,452,522	2.3%	(892,568)	(61.4)%
Interest expense	(1,304,062)	(1.8)%	(1,505,409)	(2.4)%	201,347	(13.4)%
Change in fair value of contingent consideration	694,000	0.9%	1,814,326	2.9%	(1,120,326)	(61.7)%
Government grants	725,189	1.0%	717,821	1.1%	7,368	1.0%
Gain from equity dilution in the Affiliate Company	4,291,974	5.8%	-	0.0%	4,291,974	-
Gain from equity sale in the Affiliate Company	20,574,217	27.8%	-	0.0%	20,574,217	-
Share of loss after tax of the Affiliate Company	(22,883,126)	(31.0)%	(79,592)	(0.1)%	(22,803,534)	28650.5%
Other income , net	357,626	0.5%	666,294	1.1%	(308,668)	(46.3)%
Total other income, net	3,015,772	4.1%	3,065,962	4.9%	(50,190)	(1.6)%

INCOME (LOSS) BEFORE INCOME TAXES	320,031	0.4%	(1,789,195)	(2.9)%	2,109,226	(117.9)%

INCOME TAX BENEFIT	41,780	0.1%	370,316	0.6%	(328,536)	(88.7)%

NET INCOME (LOSS)	361,811	0.5%	(1,418,879)	(2.3)%	1,780,690	(125.5)%

(a) Revenue

For the nine months ended September 30, 2019, our revenue was $73,903,234 compared to $62,690,873 for the same period of 2018, representing an increase of $11,212,361 or 17.9%. The increase in revenue was due to the increase in both EV parts and off-road vehicles sales during this quarter. The increase in EV parts sales was primarily due to the increased sales volume of battery packs.

The following table summarizes our revenues by product types for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	Sales	Sales
EV parts	$57,607,687	$53,947,874
Off-road vehicles	16,295,547	8,742,999
Total	$73,903,234	$62,690,873

EV Parts

During the nine months ended September 30, 2019, our revenue from the sale of EV parts was $57,607,687, representing an increase of $3,659,813 or 6.8% from $53,947,874 for the same period of 2018.

Our revenue for the nine months ended September 30, 2018 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 78.0% of the total sales.

During the nine months ended September 30, 2019 and 2018, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 14% and 49% of our total net revenue for the period, respectively. The decrease largely attributable to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments. In this year, the EV parts we provided to the Affiliate Company were primarily used for battery upgrade and market maintenance for the EV products that were previously put into the leasing market.

Off-Road Vehicles

During the nine months ended September 30, 2019, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $16,295,547, representing an increase of $7,552,548 or 86.4% from $8,742,999 for the same quarter of 2018. The increase in revenue of the off-road vehicles was largely due to the additional sales from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

Our off-road vehicles business line accounted for approximately 22.0% of our total net revenue for the nine months ended September 30, 2019.

The following table shows the breakdown of our net revenues:

	Nine Months Ended September 30,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$15,975,711	$8,337,793
China	57,927,523	54,353,080
Total	$73,903,234	$62,690,873

Major products
EV parts	$57,607,687	$53,947,874
Off-road vehicles	16,295,547	8,742,999
Total	$73,903,234	$62,690,873

Timing of revenue recognition
Products transferred at a point in time	$73,903,234	$62,690,873

(b) Cost of goods sold

Cost of goods sold was $61,288,228 during the nine months ended September 30, 2019, representing an increase of $8,243,367, or 15.5%, compared to $53,044,861 for the same period of 2018. The increase was primarily due to the corresponding increase in sales. Please refer to the below Gross Profit section for product margin analysis.

(c) Gross profit

Our margins by product for the nine months ended September 30, 2019 and 2018 are as set forth below:

	Nine Months Ended September 30,
	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$57,607,687	48,565,387	9,042,300	15.7%	$53,947,874	46,093,092	7,854,782	14.6%
Off-road vehicles	16,295,547	12,722,841	3,572,706	21.9%	8,742,999	6,951,769	1,791,230	20.5%
Total	$73,903,234	61,288,228	12,615,006	17.1%	$62,690,873	53,044,861	9,646,012	15.4%

Gross profit for the first three quarters of 2019 increased 30.8% to $12,615,006, compared to $9,646,012 for the same period last year. This was primarily attributable to the sales increase. Our gross margin increased to 17.1% compared to 15.4% for the same period of 2018. The increase in our gross margin was mainly due to increased selling price of the charging and exchanging equipment and the increased proportion of the high-margin battery processing business this year. The higher gross margin from the off-road vehicle sales of SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018, also contribute to the increased gross margin.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $1,766,210 for the first three quarters of 2019, representing a decrease of $5,325,626 or 75.1% compared to $7,091,836 for the same period of last year. The decrease was primarily due to the R&D expense related to the development of EV Model K23 at Hainan facility in the third quarter of last year. Such R&D work has been completed in year 2018.

(e) Sales and marketing

Selling and distribution expenses were $2,448,291 for the first three quarters of 2019, compared to $1,875,294 for the same period last year, representing an increase of $572,997 or 30.6%. The increase was primarily attributable to inclusion of the sales and marketing expenses from SC Autosports, which became our wholly-owned U.S. subsidiary in July 2018.

(f) General and administrative expenses

General and administrative expenses were $11,096,246 for the first three quarters of 2019, compared to $5,534,039 for the same period of last year, representing an increase of expenses of $5,562,207 or 100.5%. For the nine months ended September 30, 2019, general and administrative expenses included $1,337,333 as expenses for common stock awards and stock options to employees and Board members, compared to $253,934 for the same period of 2018, representing the result of $2,898,811 as expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option for the nine months ended September 30, 2018. Excluding stock compensation expenses, our net general and administrative expenses for the nine months ended September 30, 2019 were $9,758,913, representing an increase of $4,478,808, or 84.8%, from $5,280,105 for the same period of 2018, which was largely due to the increased operation costs of the Company since Hainan facility has been put into production.

(g) Interest income

Interest income was $559,954 for the first three quarters of 2019, representing a decrease of $892,568 or 61.4% compared to $1,452,522 for the same period of last year. The decrease was primarily attributable to the decreased interest earned on loans to the Affiliate Company since Kandi Vehicles’ loan to Affiliate converted to equity in the second quarter of 2018.

(h) Interest expenses

Interest expenses were $1,304,062 in the first three quarters of 2019, representing a decrease of $201,347 or 13.4% compared to $1,505,409 for the same period of last year. The decrease was primarily due to decreased interest expenses incurred associated with the note payable to a third party, as well as decreased discounts associated with the settlement of bank acceptance notes. Of the interest expenses, $0, and $78,272 were discounts associated with the settlement of bank acceptance notes for the nine months ended September 30, 2019 and 2018, respectively.

(i) Change in fair value of contingent consideration

 For the first three quarters of 2019, the gain related to changes in the fair value of contingent consideration was $694,000, representing a decrease of $1,120,326 or 61.7% compared to gain related to changes in the fair value of contingent consideration of $1,814,326 for the same period of last year, which was mainly due to the decrease in fair value of contingent consideration liability between December 31, 2018 and September 30, 2019 was less than the decrease in the same period of last year.

(j) Government grants

Government grants were $725,189 for the first three quarters of 2019, compared to $717,821 for the same quarter last year, representing an increase of $7,368, or 1.0%. This increase in government grants was because of the government’s implementation of a new policy with the purpose of supporting companies that have no or less layoff of their employees.

(k) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $4,291,974 for the first three quarters of 2019 which was primarily due to gain from the March Affiliate Loan to Equity Conversion. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $45.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, our equity interests in the Affiliate Company decreased to 43.47% in March, 2019.

(l) Gain from equity sale in the Affiliate Company

Gain from equity sale was $20,574,217 for first three quarters of 2019, which was due to the Affiliate Equity Transfer. In March, 2019, Kandi Vehicles agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company has recognized the gain from equity sale.

(m) Share of income (loss) after tax of the Affiliate Company

For the first three quarters of 2019, our share of loss after tax of the Affiliate Company was $22,883,126 for the first three quarters of 2019 as compared to share of loss of $79,592 in the same period of last year. The losses incurred by the Affiliate Company were largely attributable to the Affiliate Company’s temporary declining sales decline, which was caused by its product adjustments.

(n) Other income, net

Net other income was $357,626 for the first three quarters of 2019, representing a decrease of $308,668 or 46.3% compared to net other income of $666,294 for the same period of last year, which was largely due the fees earned on technology development services in the same period of last year.

(o) Income Taxes

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

We have a 22% ownership interest in the Affiliate Company, which has an applicable corporate income tax rate of 25%. Each of the Affiliate Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for the first three quarters of 2019 was a tax benefit of 13.05% on a reported income before taxes of approximately $0.3 million, compared to a tax benefit of 20.70% on a reported loss before taxes of approximately $1.8 million.

(p) Net income (loss)

Net income was $361,811 for the first three quarters of 2019, representing an increase of $1,780,690 compared to net loss $1,418,879 for the same period of last year. The increase was primarily attributable to the increased revenue, decreased research and development expense and the gain from equity sale in the Affiliate Company.

Excluding (i) the effects of stock compensation expenses, which were $1,337,333 and $2,898,811 net of a reversal for forfeited stock option of $2,644,877 for the first three quarters of 2019 and 2018, respectively, and (ii) the change in fair value of contingent consideration which was a gain of $694,000 and $1,814,326 for the nine months ended September 30, 2019 and 2018, respectively, our non-GAAP net income was $1,005,144 for the nine months ended September 30, 2019 as compared to non-GAAP net loss $2,979,271 for the same period of 2018, an increase of $3,984,415, or 133.7%. The increase in net income (non-GAAP) was primarily attributable to the increased revenue, decreased research and development expense and the gain from equity sale in the Affiliate Company.

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

The following table summarizes our non-GAAP net income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
GAAP net income (loss)	$361,811	$(1,418,879)
Stock compensation expenses	1,337,333	253,934
Change in fair value of contingent consideration	(694,000)	(1,814,326)
Non-GAAP net income (loss)	$1,005,144	$(2,979,271)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the first three quarters of 2019, cash used in operating activities was $25,425,152, as compared to cash used in operating activities of $836,809 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first three quarters of 2019 were a decrease of amount due from the Affiliate Company of $30,549,072. The major operating activity that used cash for first three quarters of 2019 was an increase of accounts receivable of $36,822,184.

For the first three quarters of 2019, cash derived from investing activities was $31,087,397, as compared to cash used in investing activities of $682,504 for the same period of last year. The major investing activities that provided cash for the first three quarters of 2019 were an increase of cash received from equity sale in Affiliate Company of $32,061,558. The major investing activities that used cash for first three quarters of 2019 were $955,670 used for the purchases of property, plant and equipment.

For the first three quarters of 2019, cash used from financing activities was $1,035,235, as compared to cash used in financing activities of $3,631,969 for the same period of last year. The major financing activities that provided cash for the first three quarters of 2019 were proceeds from short-term bank loans of $27,864,409. The major financing activities that used cash for first three quarters of 2019 were $26,261,331 of repayment of short-term bank loans.

Working Capital

We had a working capital of $80,374,159 at September 30, 2019, which reflects an increase of $77,847,248 from a working capital of $2,526,911 as of December 31, 2018.

During the first quarter of 2019, the Company signed an agreement to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 29, 2019, the Company had received payments in cash totaling RMB 220 million (approximately $30.9 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.6 million) from Geely, of which RMB 140 million (approximately $19.7 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $21.9 million) shall mature on March 29, 2020. The Company plans to apply the proceeds from the equity transfer to its ongoing operations.

We believe the working capital of the Company will be greatly improved after we receive the above payments.

Capital Requirements and Capital Provided

Capital requirements and capital provided for the nine months ended September 30, 2019 were as follows:

Nine Months Ended
September 30, 2019
(In Thousands)
Capital requirements
Purchase of plant and equipment	$956
Purchase of construction in progress	18
Repayments of short-term bank loans	26,261
Repayments of long-term bank loans	146
Cash used for stock buyback	2,493
Internal cash used in operations	25,425
Increase in cash	3,699
Total capital Requirements	$58,998

Capital provided
Proceeds from short-term bank loan	27,864
Cash received from equity sale in the Affiliate Company	32,062
Total capital provided	$59,926

The difference between capital provided and capital required is caused by the effect of exchange rate changes over the past nine months.

Contractual Obligations and Off-balance Sheet Arrangements

Short-term and long-term Loans:

For the discussion of short-term and long-term loans, please refer to Note 18 - Short-term and Long-term Loans under Notes to Condensed Consolidated Financial Statements.

Notes payable:

For the discussion of notes payable, please refer to Note 19 - Notes Payable under Notes to Condensed Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 25 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

On September 23, 2019, the Company announced that Kandi Vehicles and DGL Group signed a Purchase Framework Agreement (the “Agreement”) on behalf of Kandi Vehicles and DGL Group regarding an initial batch order of 300,000 electric scooters and 500,000 electric self-balancing scooters. The total value of the Agreement is expected to be about RMB 500 million (approximately $70.5 million).The purchased products are expected to be completed and delivered within one year from the date of signing this Agreement.

On September 30, 2019, the Company announced that it has completed the transfer of 21.74% of equity interests in the Affiliate Company to Geely on September 29, 2019.

On October 2, 2019, the Company announced that Kandi brand EV model K23, manufactured by Kandi Hainan, received eligibility for up to $7,500 in tax credits under the New Qualified Plug-in Electric Drive Motor Vehicle Credit (the “Credit”) from the Internal Revenue Service. Therefore, new U.S. buyers who purchase model K23 will qualify for the Credit. SC Autosports hosted EV model K23 Launch Conference in Garland, Texas during September 21-23, 2019, with over 120 distributors from all over the U.S. as attendants. After an on-site test drive, the distributors were enthusiastic about K23’s market potential in the U.S. and showed their high interests in distributing model K23. As a result, Kandi Hainan signed a supply contract (the “Contract”) for the initial 2000 model K23 with SC Autosports on October 1, 2019. The value of the Contract is about $32 million. According to the Contract, the first 200 vehicles are expected to be delivered by the end of 2019.

On October 14, 2019, the Company announced that according to the executed Purchase Framework Agreement dated September 22, 2019 between its wholly-owned subsidiary, Kandi Vehicles and DGL Group, Kandi Vehicles started delivering the initial batch of 1,232 electric scooters and 37,755 electric self-balancing scooters on October 11, 2019.

On November 4, 2019, the Company announced that it has newly developed two new mini pure EV models. The first model is a four-wheeled mini pure EV. The second model is a three-wheeled mini pure EV. These vehicles are intended for use in residential settings to meet U.S. market demand according to DGL Group Inc. (USA) (“DGL Group”)’s market analysis research. After Kandi has undergone several rounds of technical and performance tests on the mini EVs, five of each mini EV model prototypes are completed and ready to be shipped to DGL Group for further tests in the beginning of this month.

On November 11, 2019, the Company announced that its first automatic intelligent battery exchange system passed the inspection on November 10, 2019. The system features automatic functions which perform an intelligent charging and battery exchange. The battery exchanging time for each vehicle is only 90 seconds, which ranks among the current top battery exchange equipment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our interim Chief Financial Officer (“Interim CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2019. Based on this evaluation, our CEO and Interim CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 25 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 25 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 14, 2019, we announced that our board of directors had authorized the repurchase of up to $20 million worth of our common stock in open market transactions or in privately negotiated transactions. The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 30, 2019	-	$-	-	$20,000,000
August 1 to August 31, 2019	487,155	$5.09	487,155	$17,520,381
September 1 to September 30, 2019	-	$-	-	$-
Total	487,155	$5.09	487,155	$17,520,381

In summary, the Company had repurchased a total of 487,155 common shares at an average stock price of $5.09 per share as of September 30, 2019.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Zhu Xiaoying
Zhu Xiaoying
Interim Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)