Form 10-K
period 2019-12-31
Kandi Technologies Group, Inc.
filed 2020-04-28
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(86-579) 82239856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KNDI	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s second fiscal quarter, was approximately $186,433,531.

The number of shares of common stock outstanding as of April 23, 2020 was 52,849,441.

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

Our Organizational Structure

The Company’s organizational chart as of the date of this report is as follows:

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Industry Overview

Over the years, governments and the automobile manufacturing industry have reached a consensus on the importance of diversifying the automobile industry and utilizing various energy resources. China is one of the world’s largest automobile markets. China has relatively scarce fuel reserves but rich natural resources of electric power. As a result, the Chinese government has been implementing industrial policies of supporting new energy vehicles. The diversified market with the coexistence of traditional fuel vehicles, plug-in hybrid vehicles and pure electric vehicles has been initially formed. We believe China is the most prospective market for pure electric vehicles. According to a government forecast, China’s new energy vehicle sales are projected to grow to 2.1 million units in 2020, and its penetration is expected to reach 7% by 2020. We also believe that in the global automobile industry, there is great development space for the Chinese electric vehicle and core parts industry in the future.

In December 2019, an outbreak of coronavirus disease 2019 (“COVID-19”), caused by severe acute respiratory syndrome coronavirus, was first found in Wuhan, China. The World Health Organization (“WHO”) declared the outbreak to be a Public Health Emergency of International Concern on January 30, 2020 and recognized it as a pandemic on March 11, 2020. COVID-19 has had a significant impact on the global economy and many industries, including the automobile and parts industry. However, as the outbreak in China has been gradually managed under control, the automobile and parts industry has also begun to resume productions. Stimulated by the various preferential policies of the Chinese government to promote economic development, we believe the automobile and its parts industry will return onto the track for the next development.

As one of the pioneers in China’s electric vehicle industry, Kandi has spent years in the innovation of the new energy vehicle technology research and development, production layout and market promotion mode, Kandi has successfully taken its position in China’s electric vehicle industry, especially in the areas of the production and manufacturing of electric vehicles and core parts.

Competitive Landscape

In general, our EV business faces competition from two groups of competitors: traditional vehicle manufacturers and new market entrants.

In terms of competition with conventional fuel vehicle manufacturers, many of the conventional fuel vehicle manufacturers are much larger in terms of size, manufacturing capabilities, customer bases, financial, marketing and human resources than the electric vehicle manufacturers. However, the conventional fuel automobiles face many challenges, including but not limited to environmental pollution and energy scarcity, which in turn provide great opportunities for the rapid development of the EV industry in China.

On March 31, 2020, in order to promote automobile consumption, the executive meeting of the State Council decided to extend two preferential policies of new energy vehicle purchase subsidy and vehicle purchase tax exemption for another two years, which were originally due at the end 2020. The Chinese government has released various national policies to promote the high-quality development of the electric vehicle industry with goals to facilitate the transformation and upgrading of the automobile industry, to improve the comprehensive competitiveness of the electric vehicle industry, to support the electric vehicle and its core parts industry, to accelerate the resumption of production, and to promote the automobile consumption to cope with the impact of COVID-19 on the national economy.

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

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the market demand through the further innovations in the Car- Share Program and the Affiliate Company’s direct sales channel. We also provide EV products to end users through our distributors. We anticipate that our pure EV product business in China, through the operations of the Affiliate Company and with the support of new Chinese government policies (including the Double Credit System Policy), will continue to develop and grow in the future. China promulgated the Double Credit System Policy in 2017, which assesses carmakers in terms of both fuel consumption and new energy vehicle production. We can amass credits by producing gasoline vehicles with less emissions than the country’s standards or by producing electric cars, plug-in hybrids and fuel cell vehicles.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability, and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered private cars. The best solution to these problems is to increase more affordable public transportation for urban residents. Subway and bus used to be the most popular public transportation options in China. They form the main artery of urban public transportation but such system is lack of capillary. In this regard, we introduced the Car-Share Program by using pure electric vehicles. Urban public transportation system can be improved with the ORSS program.

In order to further improve the Car- Share Program, we united other operators in more than 10 cities to form of a five-year 300,000 units online ride-sharing service alliance at the beginning of 2019. As one of the most active practitioners of sharing economy model in China nowadays, this innovative business model provides an excellent solution to EV sharing. The character of this program is that all the cars casted to the online platform by the alliance use the changing-battery-model. The changing battery model solves the problems including high price of EVs, short recharging mileage, long recharging time, shortage of charging facilities, battery attenuation and potential pollution problem and so on. Furthermore this model allows the battery to be slowly recharged at a constant temperature, which prolongs the usage life of the battery and truly realize green energy efficiency. We have reason to believe that this upgrade to ORSS program from MPT advocated and practiced by Kandi will become the benchmark of urban car-share and play a significant role in the development of China’s urban travel ecosphere.

SC Autosports, LLC (“SC Autosports”) is a Dallas-based sales company with nationwide sales channels in the U.S that is primarily engaged in the wholesale of off-road vehicle products, with a small percentage of its business derived from off-road vehicle parts wholesale and retail. It has a seasoned management team and a distribution force averaging over ten years of sales experience. To gain access to and promote electric vehicle products to the U.S. market, on July 1, 2018, we acquired 100% ownership of SC Autosports. Through more than one year’s preparation, SC Autosports is to begin to sell Kandi’s electric vehicles in the U.S. market this year.

On March 21, 2019, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”) signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Kandi Electric Vehicles Group Co., Ltd. (the “Affiliate Company”, formerly defined as the “JV Company”) to Geely. As a result of the completion of the equity transfer on September 29, 2019, Kandi Vehicles now owns 22% and Geely and its affiliates own 78% of the equity interests of the Affiliate Company. In October 2019, the Affiliate Company changed name to Fengsheng Automotive Technology Group Co., Ltd.. Approved by the National Development and Reform Commission and the Ministry of Industry and Information Technology, the Affiliate Company is a new energy vehicle design, development and production vehicle manufacturer.

Benefiting from the technical support of Geely, the Affiliate Company now has the ability to manage the whole life cycle of the new energy vehicle sale process, including new energy vehicle market business analysis, new energy vehicle product development, sample vehicle delivery verification, production and after-sales maintenance. At the same time, the Affiliate Company will have competitive advantages in the devemopment of intelligent internet connection and autonomous vehicles.

The Affiliate Company has transitioned from a traditional vehicle company to an intelligent vehicle company. It operated an independently developed vehicle remote upgrade platform, a vehicle networking and vehicle terminal, and a vehicle monitoring platform, which allow it to manage the vehicle operation data, improve, optimize and expand the platform functions (including vehicle monitoring, autonomous, remote control, and vehicle physical examination); improve vehicle operation, management efficiency and enhance the user experience by connecting the user with the vehicle and pile.

On April 10, 2020, the Affiliate Company held an online brand conference to launch its “Maple Leaf Brand” products. Maple Leaf Brand is a new energy brand established as a result of the integration of Huapu’s manufacture license and Kandi’s assets. The products of this brand mainly compete with the new forces of domestic cars. With the Maple 30X motor’s maximum output of 70kw, the driving range on a full charge is up to 306 km or 190 miles. The model comes with express charging and standard charging options. Express charging enables the vehicle to be charged to 80% in about 30 minutes. A home plug-in charging feature is also available. The national pre-sale price after subsidy starts at RMB 68,800 (approximately USD $9,778) and goes up to RMB79,800 (approximately$11,342) for the premium package. Maple 30X is the first Maple model released this year. There are two more models planning to be launched later this year: a pure SUV targeting “millennial” families and an MPV model.

Our Products

General

For the years ended December 31, 2019 and 2018, our products consist of EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and others vehicles. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$24,623,424	$12,741,570
China	111,117,912	99,697,258
Total	$135,741,336	$112,438,828

Major products
EV parts	$110,675,908	$99,099,312
EV products	108,640	-
Off-road vehicles	22,743,142	13,339,516
Electric Scooters and Electric Self-Balancing Scooters	2,213,646	-
Total	$135,741,336	$112,438,828

Timing of revenue recognition
Products transferred at a point in time	$135,741,336	$112,438,828

Sales and Distribution

In 2019, the Company had primary products: electric vehicle parts and off-road vehicles. In 2019, Kandi Vehicles launched new intelligent transportation products, including Electric Scooters and Electric Self-Balancing Scooters.

Customers

For the year ended December 31, 2019, our major customers, in the aggregate, accounted for 78% of our sales. We are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on our EV business.

For the year ended December 31, 2019, the Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales		Trade Receivable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Customers	2019	2018	2019	2018
Customer A	51%	33%	55%	22%
Customer B	15%	4%	5%	2%
Fengsheng Vehicles Technologies Group Co., Ltd. and its subsidiaries (related parties)	12%	43%	32%	66%

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

For the year ended December 31, 2019, the Company’s material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases		Accounts Payable
	Year Ended	Year Ended
	December 31	December 31	December 31,	December 31,
Major Suppliers	2019	2018	2019	2018
Zhejiang Kandi Supply Chain Management Co., Ltd.	73%	-	8%	-
Supplier C	11%	7%	-	-

Intellectual Property and Licenses

Our success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. For 2019, Kandi Vehicles applied with the Chinese patent authority for total 8 patents, including 4 utility model patents and 4 appearance design patents. During 2019, Kandi Vehicles received total of 17 issued patents, 11 utility model patents and 6 appearance design patents. As of December 31, 2019, Kandi Vehicles had total of 84 valid patents, including 1 invention patent, 42 utility model patents and 39 appearance design patents, as well as 2 software copyrights. For 2019, Jinhua Ankao applied with the Chinese patent authority for total of 13 utility model patents and received total 4 issued utility model patents. As of December 31, 2019, Jinhua Ankao had total of 32 valid patents, including 30 utility model patents and 2 appearance design patents. For 2019, Kandi New Energy applied and received total of 1 utility model patent. As of December 31, 2019, Kandi New Energy had total of 5 valid patents, including 1 utility model patents and 4 appearance design patents. Under Chinese patent law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. In addition, we are authorized to use the trademark “Kandi” and we are the owner of the trademark “JASSCOL”. The Affiliate Company is authorized to use the trademark “Global Hawk”. We intend to continue to file additional patent applications with respect to our technology.

Kandi Vehicles was certified in intellectual property management systems in 2017 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau on November 13, 2017. Jinhua Ankao was certified in intellectual property management systems in 2018 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau on November 30, 2018. The certification is valid for three years. The status of being a national High and New Technology Enterprise qualifies Kandi Vehicles for a preferred 15% income tax rate, as opposed to a standard corporate income tax rate at 25%.

In 2019, Jinhua Ankao was named as a “Key Enterprise” of Jinhua Economic Development Zone.

Employees

As of December 31, 2019, excluding the contractors and the employees with the Affiliate Company, Kandi had a total of 594 full-time employees, as compared to 705 full-time employees on December 31, 2018, of which 263 employees are production personnel, 38 employees are sales personnel, 88 employees are research and development personnel, and 205 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

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

For the future sales of Kandi electric vehicle to the US market, the Company’s R&D department collected and checked the relevant provisions adopted by NHTSA. Through the conformity assessment and design improvement of product safety standards, Kandi electric vehicles sold to U.S. were approved by NHTSA and obtained the qualification for the import and registration of electric vehicles in the United States. Therefore, Kandi believes that the electric vehicle sold to U.S. can meet the US product safety regulations and standards.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016, and our telephone number is (86-579) 82239856.

Recent Development Activities

Fengsheng Automotive Technology GroupCo., Ltd. (formerly known as Kandi Electric Vehicles Group Co., Ltd., the “Affiliate Company” or “Fengsheng”) hosted a launch ceremony on January 13th to celebrate the release of its first production electric vehicle, the Maple Model 30X (or Maple 30X) at its Jiangsu subsidiary. Government officials from the Jiangsu Development and Reform Commission, Ministry of Industry and Information Technology, Nantong City Mayor’s Office, and Rugao City Mayor’s Office attended the ceremony. Also in attendance were members of the media,along with Geely Technology Group’s CEO,Xu Zhihao, and Hu Xiaoming, Kandi’s Chairman. On April 10, 2020, the Maple 30x was revealed in an online brand launch ceremony. The Affiliate Company introduced its first pure electric SUV, the Maple 30x, which is available for immediate pre-order.

On February 4, 2020, we announced that our subsidiary SC Autosports, the exclusive distributor of Kandi electric cars in the U.S., has begun taking dealer applications to sell Kandi electric cars in the U.S..

On March 3, 2020, we announced that full operations have resumed at the Company and its subsidiaries and affiliates. Like most companies in China, our first quarter results will be impacted by the coronavirus-related closures. We believe those actions were necessary to help our country bring the virus outbreak under control. We cooperated fully with government directives, with our primary focus being the health and safety of our employees and customers.

After two years of negotiation, on March 9, 2020, we announced that a real estate repurchase agreement was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone that will enable Kandi Vehicles to optimize its production efficiency, lower operating costs, and generate a substantial cash inflow of RMB 525 million (USD 75.6 million) and will bring to Kandi no less than RMB 500 million (USD 71.9 million) subsidies based on Kandi Vehicle’s financial contribution to the local department of finance within the next eight years by selling one of its largest assets.

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

As of December 31, 2019 and 2018 our major customers (above 10% of the total revenue), in the aggregate, accounted for 78% and 76%, respectively, of our sales. Due to the concentration of sales to relatively few customers including the Affiliate Company, loss of one or more of these customers will have relatively high impact on our operational results. In the event that our relationship with the Affiliate Company and/or our partner in the Affiliate Company changes negatively, our operating results would be materially negatively affected.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2019 and 2018 our top two suppliers accounted for 84% and 42% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Our facilities or operations could be damaged or adversely affected as a result of disasters, epidemics or other unpredictable events.

Our headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Haikou. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. For example, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers, manufacturers or customers. Any disruption or delay of our operation and those of our suppliers, manufacturers or customers would adversely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and we may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Pandemic COVID-19 may adversely impact the transportation industry and our business.

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, logistics service providers or independent distributors. This damage or disruption could result from factors that are hard to predict or are beyond our control, such as natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Affected by COVID-19, we expect the first quarter of 2020 will see large revenue decrease on EV parts sales comparing to the corresponding quarter in 2019.

Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results. Disputes with significant suppliers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. We are actively monitoring the recent coronavirus outbreak and its potential impact on our supply chain and operations. Due to current and potential future port closures and other restrictions resulting from the outbreak, global supply may become constrained, which may cause the negative impact on our sale of off-road vehicles to the U.S. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities.

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

The audit report included in this Annual Report for the financial statements for the year ended December 31, 2018 was prepared by our former auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, investors are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our former auditors are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of Chinese authorities, our former auditors have not been and are not currently inspected by the PCAOB.

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

Our current auditors are subject to the PCAOB inspections.

Risks Related to Doing Business in China

The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the Chinese economy had historically resulted in widespread growth opportunities for industries across China. This growth has slowed in the recent years. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprises in China. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation continues unchecked, our costs would be likely to increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

In addition, a tightening of the labor markets in our geographic region may result in fewer qualified applicants for job openings in our facilities. Further, higher wages, related labor costs and other increasing cost trends may negatively impact our results.

Clearly, the outbreak and the extraordinary official measures to contain it have hit China’s economy hard. February 7-13 Reuters poll of 40 economists based in mainland China, Hong Kong, Singapore, as well as Europe and the United States, predicted China’s annual economic growth in the first quarter of 2020 to slump to 4.5% from 6.0% in the previous quarter. That drop was expected to drag down the full-year growth rate in 2020 to 5.5% from 6.1% in 2019, its weakest since at least 1990 when comparable records began. This may further adversely impact the Company’s financial results.

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

On March 31, 2020, in order to promote automobile consumption, the executive meeting of the State Council decided to extend two preferential policies of new energy vehicle purchase subsidy and vehicle purchase tax exemption for another two years, which were originally due at the end 2020. However, there is no assurance that such favorable policies will be further extended when they become due in two years. Any unfavorable changes of the policies, the unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Risks Associated With the Export of Kandi Electric Vehicles to the United States

Our intellectual property rights may be harmed by competitors preemptively filing legitimate and illegitimate patents, which could create significant barriers for our business by preventing us from adequately protecting our intellectual property.

Multinational automobile companies usually obtain patent portfolios consisting of basic patents and peripheral patents on improvements and related technologies, thereby creating patent barriers in the industry.  At the same time, certain multinational automobile companies also maliciously apply for patents, in order to obtain an unlawful competitive advantage or to directly receive invalid rights and use patents as weapons in litigation. New energy vehicles are emerging products in worldwide markets in recent years, while relevant and related patents in the industry are still in force.  Kandi may be seriously adversely affected by intellectual property rights barriers through participation in the competitive international automobile market. Therefore, Kandi faces risks of patent barriers and intellectual property litigation in the future.

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

The United States and other developed countries have strong awareness of environmental protection and product safety regulations. The penalties for violating environmental laws in such countries are extremely high. Developed countries have mature and highly saturated automobile markets. Costs associated with maintaining controls over atmospheric emissions, harmful toxic substances, and products safety are getting higher in an accelerated manner. The process for a company to obtain the applicable certifications is time-consuming, complicated and expensive. Kandi will also face the adverse impact of compliance with policy and regulatory standards in the United States. Thus, Kandi may face the risk of not being able to sustain its business in accordance with US and state environmental protection and product safety policies and regulations.

Our short-term financial performance may suffer due to our investment in expanding our presence and sales in the United States.

Chinese auto products have market competition disadvantages in terms of technology content, product structure, product quality and brand influence. It is difficult to reverse the sentiment of “low quality and low price” that have followed Chinese automobiles for a long time, resulting in weakened bargaining power for Chinese auto companies and generally low gross profit margins. Kandi is expanding into the US market and rely on overseas distributors to establish a marketing network and after-sales service guarantee system. All actions require the Company to invest a certain amount of resources. Additionally electric vehicle sales may face a slow growth period. In a certain period of time, the growth of operating income lags behind the increase in sales inputs. At the same time, the Company cannot predict the direct economic loss caused by an unsatisfactory market expansion caused by the adverse factors of market competition. Cash flows for Kandi and SC Autosports may be significantly adversely affected by large investments and small revenues in the short term. Therefore, there may be a risk that the short-term financial performance indicators will fall due to factors such as the expansion of resources in overseas markets.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses for our shareholders.

The stock markets have experienced significant price and trading volume fluctuations. Although our stock has been trading on the NASDAQ Global Select Market since January 2, 2014, the trading price of our common stock may be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; or

●	general sentiment on China-based companies’ securities.

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

Excelvantage Group Limited controls approximately 24.3% of our outstanding shares of common stock as of December 31, 2019. Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 26.9% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Our certificate of incorporation does not contain any specific provisions that limit the liability of our directors for monetary damages to the Company or shareholders; however, we are prepared to indemnify our directors and officers to the extent provided for by Delaware law. We may also have included contractual indemnification obligations in our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit the Company and shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kandi had the following granted land use rights as of December 31, 2019:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park*	72,901	Nov 13, 2002 - Nov 13, 2052	10-75013
Zhejiang Jinhua Industrial Park*	39,491	Nov 13, 2002 - Nov 13, 2052	10-75014
Zhejiang Jinhua Industrial Park*	46,651	Dec 30, 2003 - Dec 30, 2053	110-12504
Zhejiang Jinhua Industrial Park*	37,515	Dec 30, 2003 - Dec 30, 2053	110-12850
Zhejiang Jinhua Industrial Park*	49,162	Dec 30, 2003 - Dec 30, 2053	110-11343
Zhejiang Jinhua Industrial Park*	19,309	Dec 07, 2009 - Dec 07, 2059	110-05918
Zhejiang Qiaoxia Industrial Park	5,864	Apr 03, 2001 - Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 - Jan 20, 2068	3310-1414461

* On March 10, 2020, Kandi Vehicles and Jinhua Economic and Technological Development Zone (or the “local government”) entered into a real estate repurchase agreement (the “Repurchase Agreement”), pursuant to which the Company sold its land use rights over the 265,029 square meters land areas in Zhejiang Jinhua Industrial Park and the real properties on such land (the transaction, the “Land Repurchase”). Pursuant to the Repurchase Agreement, the local government agreed to pay Kandi Vehicles an aggregate of approximately RMB525 million (approximately $75 million), payable in three installments.

As of December 31, 2019, the net book value of Zhejiang Jinhua Industrial Park’s land use rights pledged as collateral for the Company’s bank loans were $4,937,138. Pursuant to the Repurchase Agreement, part of the first installment paid by the local government will be directly paid to the banks to remove the liens imposed in connection with these bank loans.

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

The Company owns the following facilities located in Jinhua Industrial Park, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility as of December 31, 2019:

	Area
Description	(square meters)	Status
Factories	93,979	Fully operational
Sales Center	3,130	Fully operational
Test Center	2,220	Fully operational
Staff quarters	8,090	Fully operational
Canteen	2,602	Fully operational

As of December 31, 2019, the net book value of Zhejiang Jinhua Industrial Park’s property, plant and equipment pledged as collateral for the Company’s bank loans were $ 6,484,497. As a result of the Land Repurchase discussed above, the Company has sold its land use rights in Jinhua Industrial Park and the real properties on such land to the local government. Pursuant to the Repurchase Agreement, the Company will need to deliver a vacated land to the local government before November 30, 2020. In addition, part of the local government’s first payment will be used to pay off the bank loans and consequently, to remove the liens on these properties.

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

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 24 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. For the detailed discussion of our legal proceedings, please refer to Note 24 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

Holders of Common Stock

As of April 23, 2020, there were 23 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 14, 2019, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As previously disclosed, the Company had repurchased a total of 487,155 common shares at an average stock price of $5.09 per share under the repurchase plan. There was no repurchase during the fourth quarter of 2019 and such repurchase plan expired on December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Equity compensation plans approved by security holders	3,900,000	9.72	13,516,731
Totals	3,900,000	9.72	13,516,731

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are one of the leading manufacturers of EV products (through Kandi Hainan and the Affiliate Company), EV parts and off-road vehicles in China. For the year ended December 31, 2019, we recognized total revenue of $ 135,741,336 as compared to $112,438,828 for the year ended December 31, 2018, an increase of $ 23,302,508 or 20.7%. In 2019, we recorded $ 25,430,909 of gross profit, an increase of 25.6% from 2018. Gross margin for the year ended December 31, 2019 was 18.7%, compared to 18.0% for the year ended December 31, 2018. We recorded a net loss of $7,188,727 in 2019 compared to a net loss of $5,694,699 in 2018, an increase of net loss of $1,494,028 or 26.2%.

The current subsidy standard is provided for in the Circular on Further Improving the Subsidy Policies for the Promotion and Application of New Energy Vehicles, which was jointly promulgated by the Ministry of Finance, the Ministry of Science and Technology, the Ministry of Industry and Information Technology and the National Development and Reform Commission in 2019. The current subsidy standard reduces the amount of national subsidies and cancels local subsidies, resulting in a significant reduction in the total subsidy amount as compared to 2018. We believe the new subsidy standard presents both challenges and opportunities to the Company. In the past few years, although the government had a strong support policy for new energy vehicles, the unstable subsidy policy and the unpredictable timing of receiving such subsidies have exerted tremendous pressure on the Company’s cash flow. Currently, in order to adapt to the new subsidy standard, the Affiliate Company is making full use of Geely’s resources and developing new models with goals to be independent of the government’s subsidies and have strong competitiveness at the same time. On January 13, 2020, the Affiliate Company hosted a launch ceremony to celebrate the release of its first production electric vehicle: the Maple Model 30X (or Maple 30X) at its Jiangsu subsidiary. On April 13, 2020, the Maple 30x was revealed in an online brand launch ceremony and was available for immediate pre-order. Through the equity transfer of the Affiliate Company, although our share of the Affiliate Company decreased to 22%, we believe our 22% share of income from the Affiliate Company will exceed our 50% share of income before the equity transfer.

We are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on EV parts and intelligent transportation products.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Kandi Vehicles has a 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. Through centralized purchasing from Supply Chain Company, the Company can reduce the purchasing cost by 3% to 5%.

The COVID-19 will affect the company’s business performance in 2020. However,, the extent to which the COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

The Company originally planned to export 2,000 to 5,000 units electric vehicles to the U.S. in 2020, but due to the COVID-19 pandemic in the first half of 2020, the plan should be adjusted according to the situation of COVID-19 control in the U.S.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the years ended December 31, 2019 and 2018:

	Year Ended				Change in
	December 31, 2019	% of Revenue	December 31, 2018	% of Revenue	Amount 2019 VS 2018	Change in %

REVENUES FROM UNRELATED PARTY, NET	$119,879,895	88.3%	$63,707,518	56.7%	56,172,377	88.2%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	15,861,441	11.7%	48,731,310	43.3%	(32,869,869)	(67.5%)

REVENUES, NET	135,741,336	100.0%	112,438,828	100.0%	23,302,508	20.7%

COST OF GOODS SOLD	(110,310,427)	(81.3%)	(92,191,383)	(82.0%)	(18,119,044)	19.7%

GROSS PROFIT	25,430,909	18.7%	20,247,445	18.0%	5,183,464	25.6%

OPERATING EXPENSES:
Research and development	(6,207,747)	(4.6%)	(10,084,378)	(9.0%)	3,876,631	(38.4%)
Selling and marketing	(4,070,001)	(3.0%)	(3,189,022)	(2.8%)	(880,979)	27.6%
General and administrative	(14,243,625)	(10.5%)	(8,612,393)	(7.7%)	(5,631,232)	65.4%
Total Operating Expenses	(24,521,373)	(18.1%)	(21,885,793)	(19.5%)	(2,635,580)	12.0%

INCOME (LOSS) FROM OPERATIONS	909,536	0.7%	(1,638,348)	(1.5%)	2,547,884	(155.5%)

OTHER INCOME (EXPENSE):
Interest income	791,888	0.6%	1,324,812	1.2%	(532,924)	(40.2%)
Interest expense	(4,822,734)	(3.6%)	(1,871,851)	(1.7%)	(2,950,883)	157.6%
Change in fair value of contingent consideration	(1,107,427)	(0.8%)	3,405,864	3.0%	(4,513,291)	(132.5%)
Government grants	792,628	0.6%	17,787,445	15.8%	(16,994,817)	(95.5%)
Gain from equity dilution in the Affiliate Company	4,263,764	3.1%	-	0.0%	4,263,764	-
Gain from equity sale in the Affiliate Company	20,438,986	15.1%	-	0.0%	20,438,986	-
Share of loss after tax of the Affiliate Company	(30,716,938)	(22.6%)	(17,888,706)	(15.9%)	(12,828,232)	71.7%
Other income, net	1,569,311	1.2%	956,839	0.9%	612,472	64.0%
Total other (expense) income, net	(8,790,522)	(6.5%)	3,714,403	3.3%	(12,504,925)	(336.7%)

(LOSS) INCOME BEFORE INCOME TAXES	(7,880,986)	(5.8%)	2,076,055	1.8%	(9,957,041)	(479.6%)

INCOME TAX BENEFIT (EXPENSE)	692,259	0.5%	(7,770,754)	(6.9%)	8,463,013	(108.9%)

NET LOSS	(7,188,727)	(5.3%)	(5,694,699)	(5.1%)	(1,494,028)	26.2%

Revenues

For the year ended December 31, 2019, we had net revenues of $ 135,741,336 compared to net revenues of $112,438,828 for the year ended December 31, 2018, representing an increase of $23,302,508, or 20.7%, from 2018. Compared to 2018, the increase in revenue was primarily due to the increase in sales of EV parts and off-road vehicles.

The following table summarizes our revenues by product type for the years ended December 31, 2019 and 2018:

	Years Ended December 31
	2019	2018
	Sales	Sales
EV parts	$110,675,908	$99,099,312
EV products	108,640	-
Off-road vehicles	22,743,142	13,339,516
Electric Scooters and Electric Self-Balancing Scooters	2,213,646	-
Total	$135,741,336	$112,438,828

EV Parts

During the year ended December 31, 2019, our revenue from the sale of EV parts was $110,675,908, representing an increase of $11,576,596 or 11.7% from $99,099,312 for the year ended December 31, 2018. The increase was mainly due to the sales from rental market battery maintenance and developing new clients in 2019.

Our revenue for the year ended December 31, 2019 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 81.5% of total sales.

During the years ended December 31, 2019 and 2018, our revenues from the sale of EV parts to the Affiliate Company accounted approximately 11.7% and 43.3% of our total net revenue for the year, respectively. The decrease is mainly due to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments. During 2019, the EV parts we provided to the Affiliate Company were primarily used for battery upgrade and market maintenance for the EV products that were previously put into the leasing market.

EV Products

During the year ended December 31, 2019, our revenue from the sale of EV Products was $108,640, which was due to the export sales of Hainan factories’ products including model K23 and K27 started in late 2019. There weren’t any EV products sales in year 2018.

Off-Road Vehicles

During the year ended December 31, 2019, our revenues from the sale of off-road vehicles including go-karts, all-terrain vehicles (“ATVs”), and others, were $ 22,743,142, representing an increase of $ 9,403,626 or 70.5% from $13,339,516 for the year ended December 31, 2018. The increase in revenue of off-road vehicles was largely due to the increase sales from SC Autosports. We consolidated SC Autosports’s sales of off-road vehicles of $18,106,091 and $7,898,736 for the year ended December 31, 2019 and 2018. SC Autosports became our wholly-owned subsidiary in the U.S. in July 2018.

Our off-road vehicles business line accounted for approximately 16.8% of our total net revenue for the year ended December 31, 2019.

Electric Scooters and Electric Self-Balancing Scooters

During the year ended December 31, 2019, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $2,213,646. These were new products launched by Kandi Vehicles in 2019. There weren’t any Electric Scooters and Electric Self-Balancing Scooters sales in years 2018.

The following table shows the breakdown of our net revenues:

	Year Ended December 31
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$24,623,424	$12,741,570
China	111,117,912	99,697,258
Total	$135,741,336	$112,438,828

Major products
EV parts	$110,675,908	$99,099,312
EV products	108,640	-
Off-road vehicles	22,743,142	13,339,516
Electric Scooters and Electric Self-Balancing Scooters	2,213,646	-
Total	$135,741,336	$112,438,828

Timing of revenue recognition
Products transferred at a point in time	$135,741,336	$112,438,828

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2019 was $110,310,427, representing an increase of $18,119,044, or 19.7%, from $92,191,383 for the year ended December 31, 2018. The increase of cost of goods sold compare to 2018 was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our margins by product for the past two years are as set forth below:

	2019				2018
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$110,675,908	91,421,805	19,254,103	17.4%	$99,099,312	82,990,161	16,109,151	16.3%
EV products	108,640	86,909	21,731	20.0%	-	-	-	-
Off-road vehicles	22,743,142	16,979,661	5,763,481	25.3%	13,339,516	9,201,222	4,138,294	31.0%
Electric Scooters and Electric Self-Balancing Scooters	2,213,646	1,822,052	391,594	17.7%	-	-	-	-
Total	$135,741,336	110,310,427	25,430,909	18.7%	$112,438,828	92,191,383	20,247,445	18.0%

Gross profit for the year ended December 31, 2019 was $ 25,430,909, as compared to $20,247,445 for the year ended December 31, 2018, representing an increase of $ 5,183,464 or 25.6% from 2018. The increases were primarily attributable to the increased sales in 2019 as compared to that in 2018. Our gross margin for the year ended December 31, 2019, was 18.7%, compared to 18.0% for the year ended December 31, 2018. The increase in our gross margin as compared to 2018 was mainly due to due to the increased selling price of the charging and exchanging equipment and the increased proportion of the high-margin battery processing business in 2019.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $6,207,747 for the year ended December 31, 2019, compared to $10,084,378 for the year ended December 31, 2018, representing a decrease of $3,876,631, or 38.4%, from 2018. This decrease was primarily due to the completion of R&D works related to the development of EV Model K23 at Hainan facility in the third quarter of 2018. For the year ended December 31, 2019 and 2018, approximately 0% and 66.2% of our research and development expenses were spent on the research and development of EV product model at Hainan facility, respectively.

Sales and Marketing

Selling and distribution expenses were $4,070,001 for the year ended December 31, 2019, compared to $3,189,022 for the year ended December 31, 2018, representing an increase of $880,979, or 27.6% from 2018. This increase compare to 2018 was primarily attributable to the increasing labor and advertising expenses in connection with the expansion the U.S. electric vehicle market of $ 2 million offset by the decreasing after sales service fee in 2019.

General and Administrative Expenses

General and administrative expenses were $14,243,625 for the year ended December 31, 2019, compared to $8,612,393 for the year ended December 31, 2018, representing an increase of $5,631,232 or 65.4% from 2018. For the year ended December 31, 2019, general and administrative expenses included$1,360,258 as expenses for common stock awards and stock options to employees and Board members, compared to $285,609 for the years ended December 31 2018, representing the result of $2,930,486 as expenses for common stock awards and stock options to employees and Board members net of $2,644,877 of reversal of previously accrued stock option expenses for forfeited stock option. Excluding stock compensation expenses, our net general and administrative expenses for the year ended December 31, 2019 were $ 12,883,367, an increase of $ 4,556,583, or 54.7%, compared to $8,326,784 for the year ended December 31, 2018. The increase compared to 2018 was largely due to the increased operation costs of the Company since Hainan facility has been put into production in the third quarter of 2018.

Interest Income

Interest income was $791,888 for the year ended December 31, 2019, compared to $1,324,812 for the year ended December 31, 2018, representing a decrease of $532,924, or 40.2%, from 2018. The decrease as compared to 2018 was primarily attributable to the decreased interest earned on loans to the Affiliate Company since Kandi Vehicles’ loan to the Affiliate Company converted to equity in the second quarter of 2018.

Interest Expense

Interest expense was $4,822,734 for the year ended December 31, 2019, compared to $1,871,851 for the year ended December 31, 2018, representing an increase of $2,950,883, or 157.6% from 2018. The increase compared to 2018 was primarily due to the interest expense of Hainan factory’s long-term debt. Of the interest expenses, $0 and $145,411, respectively, were the discounts associated with the settlement of bank acceptance notes for the years ended December 31, 2019 and 2018.

Change in fair value of contingent consideration

For the year ended December 31, 2019, the loss related to changes in the fair value of contingent consideration was $1,107,427, representing a decrease of $4,513,291 or 132.5% compared to the gain related to changes in the fair value of contingent consideration of $3,405,864 for the year ended December 31, 2018, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with remaining shares of restrictive common stock. (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

Government Grants

Government grants totaled $792,628 for the year ended December 31, 2019, compared to $17,787,445 for the year ended December 31, 2018, representing a decrease of $16,994,817, or 95.5% from 2018. The decrease from 2018 was primarily due to the subsidies we received from the Hainan provincial government to assist our development of K23 model, among which $15,368,774 was recognized as income in 2018, and we did not receive such subsidies in connection with the development of K23 model during 2019.

Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $4,263,764 for the year ended December 31, 2019, which was primarily due to gain from the March Affiliate Loan to Equity Conversion. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $45.7 million) from Geely Group last year to equity in order to increase its cash flow. As a result, our equity interests in the Affiliate Company decreased to 43.47% in March, 2019.

Gain from equity sale in the Affiliate Company

Gain from equity sale was $20,438,986 for the year ended December 31, 2019, which was due to the Affiliate Equity Transfer. In March, 2019, Kandi Vehicles agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.3 million). As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company has recognized the gain from equity sale.

Share of Income (Loss) after Tax of the Affiliate Company

For the year ended December 31, 2019, our share of loss after tax of the Affiliate Company was $30,716,938 compared to loss of $17,888,706 for year ended December 31,2018. The increased losses incurred by the Affiliate Company were largely attributable to the Affiliate Company’s temporary declining sales, which was caused by its product adjustments.

Other Income (Expense), Net

Net other income was $1,569,311 for the year ended December 31, 2019, compared to net other income of $956,839 for the year ended December 31, 2018, representing an increase of $612,472 from 2018. The increase from 2018 was primarily due to the reversal of accrued other payable, which has been evaluated by management in 2019, which subsequently concluded that this accrued liability will not be incurred, offset by the fees earned on technology development services in 2018.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicles and Jinhua An Kao are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 22% ownership interest in the Affiliate Company, which has an applicable corporate income tax rate of 25%. Each of the Affiliate Company’s subsidiaries has an applicable corporate income tax rate of 25% as well.

Our actual effective income tax rate for 2019 was a tax benefit of 8.78% on a reported loss before taxes of approximately $7.9 million, compared to a tax expense of 374.30% on a reported income before taxes of approximately $2.1 million for 2018.

Net Income (Loss)

We recorded net loss of $7,188,727 for the year ended December 31, 2019, compared to net loss of $5,694,699 for the year ended December 31, 2018, an increase of net loss of $1,494,028 from the year ended December 31, 2018. The increase in net loss compared to 2018 was primarily attributable to the increased operation cost and decreased government grants of Hainan facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Year Ended
	December 31, 2019	December 31, 2018
Net cash (used in) provided by operating activities	$(29,886,272)	$13,587,621
Net cash provided by (used in) investing activities	31,252,624	(947,441)
Net cash used in financing activities	(6,980,649)	(5,297,724)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,614,297)	7,342,456
Effect of exchange rate changes on cash	(226,139)	(1,099,881)
Cash and cash equivalents and restricted cash at beginning of year	22,353,071	16,110,496
Cash and cash equivalents and restricted cash at end of year	16,512,635	22,353,071

For the year ended December 31, 2019, cash used in operating activities was $29,886,272, as compared to cash provided in operating activities was $13,587,621 for the year ended December 31, 2018. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the year ended December 31, 2019 were an increase of accounts payable of $10,440,338. The major operating activity that used cash for year ended December 31, 2019 was an increase of accounts receivable of $40,123,966.

For the year ended December 31, 2019, cash provided in investing activities was $31,252,624, as compared to cash used from investing activities of $947,441 for the year ended December 31, 2018. The major investing activities that provided cash for the year ended December 31, 2019 were an increase of cash received from equity sale in the Affiliate Company of $ 31,850,822. The major investing activities that used cash for the year ended December 31, 2019 were $526,336 used for the purchases of property, plant and equipment.

For the year ended December 31, 2019, cash used in financing activities was $6,980,649, as compared to cash used in financing activities of $5,297,724 for the year ended December 31, 2018. The major financing activities that provided cash for the year ended December 31, 2019 were proceeds from short-term bank loans of $34,746,352. The major financing activities that used cash for year ended December 31, 2019 were repayments of short-term bank loans of $38,944,869.

Working Capital

We had a working capital of $ 63,698,697 at December 31, 2019, an increase of $ 61,171,786 from a working capital of $2,526,911 as of December 31, 2018.

After two years of negotiation, on March 9, 2020, a real estate repurchase agreement was entered into by and between between Kandi Vehicles and Jinhua Economic and Technological Development Zone that will enable Kandi Vehicles to optimize its production efficiency, lower operating costs, and generate a substantial cash inflow of RMB 525 million (USD 75.6 million) and will get no less than RMB 500 million (USD 71.9 million) subsidies based on Kandi Vehicle’s financial contribution to the local department of finance within the next eight years by monetizing one of its largest assets.

Contractual Obligations and Off-balance Sheet Arrangements

Short-term and long-term Loans:

For the discussion of guarantees for bank loans, please refer to Note 17 - Short-term and long-term Loans under Item 8 Notes to Consolidated Financial Statements.

Notes payable:

For the discussion of guarantees for bank loans, please refer to Note 18 - Notes payable under Item 8 Notes to Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees for bank loans, please refer to Note 24 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements.

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

As of December 31, 2019 and December 31, 2018, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of December 31, 2019 and 2018, the Company had a $254,665 and $120,010 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

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

Policy affecting leases

Effective January 1, 2019, the Company adopted ASC 842 using the effective date approach. The Company elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, the management elected the practical expedients allowing the Company not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes. Per ASU 2018-01, the management elected the practical expedient that permits the Company to continue applying our current policy of accounting for land use rights that existed as of, or expired before, the effective date of ASC 842. We have applied this policy to all of our existing land use rights that were not previously accounted for under ASC 840.

Adoption of the new standard resulted in the recording of operating lease assets (grouped in other long term assets of balance sheet) of $10,743and operating lease liabilities (grouped in other current liability of balance sheet)of $11,509, respectively, as of December 31, 2019 based on the present value of the lease payments for the remaining lease term of the Company’s existing leases. The assets and liabilities recognized upon application of the transition provisions were primarily associated to the corporate office leases for SC Autosports. The standard did not materially impact the condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which the Company is the lessee.

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

The stock-based option expenses for the years ended December 31, 2019 and 2018 were $0, $1,586,926 net of a reversal for forfeited stock options of $2,644,877, respectively. There were no forfeitures estimated during the reporting period.

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

For the EV products that we sell in China, we provide a three year or 50,000 kilometer manufacturer warranty. This warranty affects the Company through our participation and investment in the Affiliate Company, which manufactures the EV products.

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

Pursuant to the disclosure provision of SAB 118, the Company has completed and recorded provisional amounts for the income tax effects of the TCJA for the year ended December 31st, 2019.

Based on Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), the FASB staff noted that the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the guilty as a current-period expense when incurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to us.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kandi Technologies Group, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kandi Technologies Group, Inc (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated April 28, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2019.

New York, New York

April 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Kandi Technologies Group, Inc

Opinion on Internal Control over Financial Reporting

We have audited Kandi Technologies Group, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows and the related notes for the year ended December 31, 2019 of the Company, and our report dated April 28, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

New York, New York
April 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kandi Technologies Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. and its subsidiaries as of December 31, 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, The People’s Republic of China

March 15, 2019

We began serving as the Company’s auditor in 2016. In October 2019, we became the predecessor auditor.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Current assets
Cash and cash equivalents	$5,490,557	$15,662,201
Restricted cash	11,022,078	6,690,870
Accounts receivable (net of allowance for doubtful accounts of $254,665 and $120,010 as of December 31, 2019 and December 31, 2018, respectively)	61,181,849	34,274,728
Inventories	27,736,566	21,997,868
Notes receivable	42,487,225	72,712
Notes receivable from the Affiliate Company and related party	-	3,861,032
Prepayments and prepaid expense	10,615,063	11,136,408
Amount due from the Affiliate Company, net	31,330,763	67,683,462
Other current assets	5,708,335	5,970,507
TOTAL CURRENT ASSETS	195,572,436	167,349,788

LONG-TERM ASSETS
Property, plant and equipment, net	74,407,858	82,045,923
Intangible assets	3,654,772	4,328,127
Land use rights, net	11,272,815	11,749,728
Investment in the Affiliate Company	47,228,614	128,929,893
Goodwill	28,270,400	28,552,215
Other long term assets	10,811,501	5,873,590
TOTAL Long-Term Assets	175,645,960	261,479,476

TOTAL ASSETS	$371,218,396	$428,829,264

CURRENT LIABILITIES
Accounts payable	$72,093,940	$112,309,683
Other payables and accrued expenses	6,078,041	4,251,487
Short-term loans	25,980,364	30,539,236
Notes payable	10,765,344	12,787,619
Income tax payable	1,796,601	3,471,366
Long term bank loans - current portion	13,779,641	-
Other current liabilities	1,379,808	1,463,486
Total Current Liabilities	131,873,739	164,822,877

LONG-TERM LIABILITIES
Long term bank loans	14,353,792	28,794,136
Deferred taxes liability	1,362,786	1,711,343
Contingent consideration liability	5,197,000	7,256,000
Other long-term liability	574,152	622,034
Total Long-Term Liabilities	21,487,730	38,383,513

TOTAL LIABILITIES	153,361,469	203,206,390

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,263,102 and 55,992,002 shares issued and 52,839,441 and 51,484,444 outstanding at December 31,2019 and December 31,2018, respectively	52,839	51,484
Less: Treasury stock (487,155 shares with average price of $5.09 and 0 shares at December 31,2019 and December 31,2018, respectively )	(2,477,965)	-
Additional paid-in capital	259,691,370	254,989,657
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at December 31, 2019 and December 31,2018, respectively)	(16,685,736)	(9,497,009)
Accumulated other comprehensive loss	(22,723,581)	(19,921,258)
TOTAL STOCKHOLDERS’ EQUITY	217,856,927	225,622,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,218,396	$428,829,264

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31, 2019	December 31, 2018

REVENUES FROM UNRELATED PARTY, NET	$119,879,895	$63,707,518
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	15,861,441	48,731,310

REVENUES, NET	135,741,336	112,438,828

COST OF GOODS SOLD	(110,310,427)	(92,191,383)

GROSS PROFIT	25,430,909	20,247,445

OPERATING EXPENSES:
Research and development	(6,207,747)	(10,084,378)
Selling and marketing	(4,070,001)	(3,189,022)
General and administrative	(14,243,625)	(8,612,393)
Total Operating Expenses	(24,521,373)	(21,885,793)

INCOME (LOSS) FROM OPERATIONS	909,536	(1,638,348)

OTHER INCOME (EXPENSE):
Interest income	791,888	1,324,812
Interest expense	(4,822,734)	(1,871,851)
Change in fair value of contingent consideration	(1,107,427)	3,405,864
Government grants	792,628	17,787,445
Gain from equity dilution in the Affiliate Company	4,263,764	-
Gain from equity sale in the Affiliate Company	20,438,986	-
Share of loss after tax of the Affiliate Company	(30,716,938)	(17,888,706)
Other income, net	1,569,311	956,839
Total other (expense) income, net	(8,790,522)	3,714,403

(LOSS) INCOME BEFORE INCOME TAXES	(7,880,986)	2,076,055

INCOME TAX BENEFIT (EXPENSE)	692,259	(7,770,754)

NET LOSS	(7,188,727)	(5,694,699)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(2,802,323)	(13,610,495)

COMPREHENSIVE LOSS	$(9,991,050)	$(19,305,194)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	52,337,308	51,188,647
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	52,337,308	51,188,647

NET LOSS PER SHARE, BASIC	$(0.14)	$(0.11)
NET LOSS PER SHARE, DILUTED	$(0.14)	$(0.11)

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE AT DECEMBER 31, 2017	48,036,538	$48,037	$-	$233,055,348	$(3,802,310)	$(6,310,763)	$222,990,312
Stock issuance and award	3,447,906	3,447	-	21,934,309	-	-	21,937,756
Net loss	-	-	-	-	(5,694,699)	-	(5,694,699)
Foreign currency translation	-	-	-	-	-	(13,610,495)	(13,610,495)

BALANCE AT DECEMBER 31, 2018	51,484,444	$51,484	$-	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874
Stock issuance and award	1,354,997	1,355	-	4,716,328	-	-	4,717,683
Stock buyback	-	-	(2,477,965)	-	-	-	(2,477,965)
Commission in stock buyback	-	-	-	(14,615)	-	-	(14,615)
Net loss	-	-	-	-	(7,188,727)	-	(7,188,727)
Foreign currency translation	-	-	-	-	-	(2,802,323)	(2,802,323)

BALANCE AT DECEMBER 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,188,727)	$(5,694,699)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,202,869	4,326,296
Impairments	398,790	263,185
Allowance for doubtful accounts	137,387	(213,809)
Deferred taxes	(1,066,536)	4,815,774
Share of loss after tax of the Affiliate Company	30,716,938	17,888,706
Gain from equity dilution in the Affiliate Company	(4,263,764)	-
Gain from equity sale in the Affiliate Company	(20,438,986)	-
Reserve for fixed assets	-	(52,744)
Change in fair value of contingent consideration	1,107,427	(3,405,864)
Stock compensation cost	1,360,258	285,609

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(40,123,966)	(57,503,289)
Deferred taxes assets	-	375
Notes receivable	246,120	483,778
Notes receivable from the Affiliate Company and related party	434,329	6,231,669
Inventories	(6,458,104)	(5,243,388)
Other receivables and other assets	(8,200,714)	(31,373,831)
Due from employee	(8,217)	1,045
Advances to supplier and prepayments and prepaid expenses	4,379,925	(5,386,448)
Amount due from the Affiliate Company	8,803,542	(95,442,739)
Amount due from Affiliate Company-Longterm	-	15,907,183
Due from related party	-	159,405

Increase (Decrease) In:
Accounts payable	10,440,338	137,390,139
Other payables and accrued liabilities	6,069,133	60,736,669
Notes payable	(12,743,628)	(30,542,040)
Customer deposits	(26,166)	(104,047)
Income tax payable	(1,619,659)	822,422
Deferred income	(44,861)	(761,736)
Net cash (used in) provided by operating activities	$(29,886,272)	$13,587,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(526,336)	(582,872)
Purchases of land use rights and other intangible assets	-	(103,871)
Acquisition of Jinhua An Kao (net of cash received)	-	(3,555,766)
Acquisition of SC Autosports	-	486,954
Purchases of construction in progress	(71,862)	(418,755)
Reimbursement of capitalize interests for construction in progress	-	1,790,652
Cash received from equity sale in the Affiliate Company	31,850,822	-
Long Term Investment	-	1,436,217
Net cash provided by (used in) investing activities	$31,252,624	$(947,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	34,746,352	32,503,855
Repayments of short-term bank loans	(38,944,869)	(33,259,759)
Repayments of long-term bank loans	(289,553)	(302,361)
Proceeds from notes payable	-	54,348,577
Repayment of notes payable	-	(58,588,036)
Stock buyback with commission	(2,492,579)	-
Net cash used in financing activities	$(6,980,649)	$(5,297,724)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,614,297)	7,342,456
Effect of exchange rate changes on cash	(226,139)	(1,099,881)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	22,353,071	16,110,496

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	16,512,635	22,353,071
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	5,490,557	15,662,201
-RESTRICTED CASH AT END OF PERIOD	11,022,078	6,690,870

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	1,994,526	2,056,670
Interest paid	1,738,656	1,708,766

SUPPLEMENTAL NON-CASH DISCLOSURES:
Acquisition of Jinhua An Kao by stock	-	20,718,859
Acquisition of SC Autosports by stock	-	756,664
Amount due from the Affiliate Company converted to investment in the Affiliate Company	-	82,393,493
Notes receivable from unrelated parties for equity transfer payment	42,853,834	-

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

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”).

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries

Pursuant to certain VIE (as defined below in this report) agreements that were executed in January 2011, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights, and supplies battery packs to the Affiliate Company (as such term is defined below).

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), the Company acquired 100% of YongkangScrou, a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the Affiliate Company.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Kandi Vehicles and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd., the parties established Fengsheng Automotive Technology GroupCo., Ltd. (the “Affiliate Company”, formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd. and defined as the “JV Company”) to develop, manufacture and sell EV products and related auto parts. In March 2014, the Affiliate Company changed its name to Kandi Electric Vehicles Group Co., Ltd. On March 21, 2019, Kandi Vehicles signed an Equity Transfer Agreement (the “Transfer Agreement”) with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Kandi Electric Vehicles Group Co., Ltd. (the “Affiliate Company”, formerly defined as the “JV Company”) to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $45.1 million) from Geely last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $344.5 million), of which Kandi Vehicles then owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. After that, Kandi Vehicles further agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $74.1 million). As of September 29, 2019, Kandi Vehicles has received payments in cash totaling RMB 220 million (approximately $31.6 million) and certain commercial acceptance notes of RMB 296 million (approximately $42.5 million). As a result of the completion of the equity transfer on September 29, 2019, Kandi Vehicles now owns 22% and Geely and its affiliates own 78% of the equity interests of the Affiliate Company. As now the Company only owns 22% of the Affiliate Company, it was redefined as the Affiliate Company. In October 2019, the Affiliate Company was renamed Fengsheng Vehicles Technologies Group Co., Ltd.

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

In December 2017, Kandi Vehicles and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Kandi Vehicles acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Kandi Vehicles acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $4 million) in cash. In addition, pursuant to the Supplementary Agreement, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao, and may be required to pay future consideration of an additional 2,959,837 shares of common stock, which are being held in escrow, to be released upon the achievement of certain net income-based milestones in the next three years. As of the date of this report, 739,959 shares have been released from the escrow for Jinhua An Kao’s achieving of the year 2018 net profit target. 986,810 shares are expected to be released for its achieving of the year 2019 net profit target. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including a provision that gives the Company the voting rights of the make good shares until conditions for vesting such shares are satisfied.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of SC Autosports LLC (“SC Autosports”) (formerly known as: Sportsman Country, LLC) pursuant to which the Company acquired 100% of the ownership of SC Autosports. SC Autosports is a Dallas-based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in wholesale and retail of off-road vehicle parts. According to the terms of the Transfer Agreement, the Company transferred $10.0 million worth of restricted shares to acquire 100% of the membership interests of SC Autosports, of which the Company was required to issue $1.0 million of corresponding restricted shares within 30 days of the signing date of the Transfer Agreement, and the remaining $9.0 million of corresponding restricted shares to be released from escrow based on SC Autosports’pre-tax profit performance over the course of the following three years. The transaction closed in July 2018. As of the date of this report, 343,938 shares have been released from the escrow for SC Autosports’ achieving of the year 2018 net profit target. 515,907 shares are expected to be released for its achieving of the year 2019 net profit target.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Kandi Vehicles has a 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. As of the date of this report, Kandi Vehicle has not made any capital contribution to Supply Chain Company and is not involved in its operations.

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

NOTE 2 - LIQUIDITY

The Company had a working capital of $63,698,697 as of December 31, 2019, an increase of $ 61,171,786 from a working capital of $2,526,911 as of December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents were $5,490,557 and $ 15,662,201, respectively, the Company’s restricted cash was $11,022,078 and $6,690,870, respectively.

After two years of negotiation, on March 9, 2020, a real estate repurchase agreement was entered into by and between between Kandi Vehicles and Jinhua Economic and Technological Development Zone that will enable Kandi Vehicles to optimize its production efficiency, lower operating costs, and generate a substantial cash inflow of RMB 525 million (USD 75.6 million) and will get no less than RMB 500 million (USD 71.9 million) subsidies based on Kandi Vehicle’s financial contribution to the local department of finance within the next eight years by monetizing one of its largest assets. The Company plans to apply the proceeds from the real estate repurchase agreement to its ongoing operations. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $10,765,344 and $12,787,619 at December 31, 2019 and December 31, 2018, respectively.

Contingent consideration related to the acquisitions of Jinhua An Kao and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $5,197,000 and $7,256,000 at December 31, 2019 and December 31, 2018, respectively. Also see Note 21.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of December 31, 2019 and December 31, 2018, the Company’s restricted cash was $11,022,078 and $6,690,870, respectively.

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

(e) Accounts Receivable and Due from the Affiliate Company and Related Parties

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

Net amount due from the Affiliate Company represent net trade receivable from the Affiliate Company, loan lending to the Affiliate Company as well as interest related to such loan. As of December 31, 2019, the Company’s net amount due from the Affiliate Company includes $29.3 million net trade receivable and $2 million loan interest.

As of December 31, 2019 and December 31, 2018, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of December 31, 2019 and 2018, the Company had a $254,665 and $120,010 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(f) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the Affiliate Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As of December 31, 2019 and 2018, the Company had notes receivable from unrelated parties of $42,487,225 and $72,712, respectively, which notes receivable typically mature within six months. As of December 31, 2019, the Company’s notes receivable from unrelated parties was commercial acceptance notes from Geely related to equity transfer of the Affiliate company. Approximately $15.8 million of this amount was subsequently collected in 2020 and affected by the coronavirus, collection of remaining amount was agreed to be extended, which will be consider as other receivable in 2020. As of December 31, 2019 and 2018, the Company had notes receivable from the Affiliate Company and other related parties of $0 and $3,861,032, respectively, which notes receivable typically mature within six months.

(g) Property, Plants and Equipment

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

(h) Land Use Rights

Land in China is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the Chinese government grants the user a “land use right” to use the land. The land use rights granted to the Company are amortized using the straight-line method over a term of fifty years.

(i) Accounting for the Impairment of Long-Lived Assets

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

The Company recognized no impairment loss for years ended December 31, 2019 and 2018.

(j) Revenue Recognition

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

See Note 25 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(k) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products, are expensed as incurred. Research and development expenses were $6,207,747 and $10,084,378 for the years ended December 31, 2019 and 2018, respectively.

(l) Government Grants

Grants and subsidies received from the Chinese government are recognized when the proceeds are received or collectible and related milestones have been reached and all contingencies have been resolved.

For the years ended December 31, 2019 and 2018, $792,628 and $17,787,445, respectively, were received by the Company’s subsidiaries from the Chinese government.

(m) Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse.. The accounting for deferred tax calculation represents the Company management’s best estimate of the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized after considering all available evidence, both positive and negative.

(n) Foreign Currency Translation

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

	December 31,	December 31,
	2019	2018
Period end RMB: USD exchange rate	6.9668	6.8764
Average RMB: USD exchange rate	6.9072	6.6146

(o) Comprehensive Loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) and the foreign currency translation changes.

(p) Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by CODM, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. As the Company’s long-lived assets are substantially located in the PRC, no geographical segments are presented.

(q) Stock Option Expenses

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

The stock-based option expenses for the years ended December 31, 2019 and 2018 were $0 and $1,586,926 net of a reversal for forfeited stock options of $2,644,877, respectively. There were no forfeitures estimated during the reporting period.

(r) Goodwill

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

As of December 31, 2019 and 2018, the Company performed goodwill impairment testing at the reporting unit level and determined that no impairment was necessary.

(s) Intangible Assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou and Jinhua An Kao. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2019. The amortization expenses for intangible assets were $ 625,070 and $649,089 for the years ended December 31, 2019 and 2018, respectively.

(t) Accounting for Sale of Common Stock and Warrants

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

(u) Consolidation of variable interest entities

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, together with subsequent Accounting Standards Updates collectively known as the “leases standard” or “ASC 842”. ASC 842 requires a lessee recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Effective January 1, 2019, the Company adopted the new standard using the effective date approach. The Company elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, the management elected the practical expedients allowing the Company not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes. Per ASU 2018-01, the management elected the practical expedient that permits the Company to continue applying our current policy of accounting for land use rights that existed as of, or expired before, the effective date of ASC 842. We have applied this policy to all of our existing land use rights that were not previously accounted for under ASC 840.

Adoption of the new standard resulted in the recording of operating lease assets (grouped in other long term assets of balance sheet) of $10,743 and operating lease liabilities (grouped in other current liability of balance sheet)of $11,509,, respectively, as of December 31, 2019 based on the present value of the lease payments for the remaining lease term of the Company’s existing leases. The assets and liabilities recognized upon application of the transition provisions were primarily associated to the corporate office leases for SC Autosports. The standard did not materially impact the condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which the Company is the lessee.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted this ASU in the fourth quarter of 2019 and the new standard did not have a material impact on the Consolidated Financial Statements.

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

For the years ended December 31, 2019 and 2018 the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Customers	2019	2018	2019	2018
Customer A	51%	33%	55%	22%
Customer B	15%	4%	5%	2%
Fengsheng Vehicles Technologies Group Co., Ltd. and its subsidiaries (related parties)	12%	43%	32%	66%

(b)	Suppliers

For the years ended December 31, 2019 and 2018, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Suppliers	2019	2018	2019	2018
Zhejiang Kandi Supply Chain Management Co., Ltd.	73%	-	8%	-
Supplier C	11%	7%	-	-

NOTE 9 - LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the year ended December 31, 2019. Due to the loss from operations, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the year ended December 31, 2019.

The following is the calculation of earnings per share for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Net loss	$(7,188,727)	$(5,694,699)
Weighted average shares used in basic computation	52,337,308	51,188,647
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,337,308	51,188,647

loss per share:
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)

NOTE 10 - ACCOUNTS RECEIVABLE, NET

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2019	2018
Accounts receivable	$61,436,514	$34,394,738
Less: allowance for doubtful accounts	(254,665)	(120,010)
Accounts receivable, net	$61,181,849	$34,274,728

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2019	2018
Raw material	$12,127,957	$7,040,728
Work-in-progress	4,545,736	1,571,179
Finished goods	11,062,873	13,385,961
Inventories	$27,736,566	$21,997,868

NOTE 12 - NOTES RECEIVABLE, NOTES RECEIVABLE FROM THE AFFILIATE COMPANY AND RELATED PARTY

As of December 31, 2019, there was $42,487,225 notes receivable from unrelated parties, which was commercial acceptance notes from payments for equity transfer of the Affiliate Company (refer to Note 23-summarized information of equity method investment in the Affiliate Company). As of December 31, 2018, there was $72,712 notes receivable from unrelated parties, among which $72,712 were bank acceptance notes from payments for sales.

As of December 31, 2019, there was $0 notes receivable from the Affiliate Company and related parties. As of December 31, 2018. there was $3,861,032 notes receivable from the Affiliate Company and related parties, among which $3,861,032 were bank acceptance notes from payments for sales.

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
At cost:
Buildings	$30,447,480	$30,638,417
Machinery and equipment	62,973,794	63,398,627
Office equipment	1,048,651	852,172
Motor vehicles and other transport equipment	413,046	418,476
Molds and others	25,836,241	26,849,806
	120,719,212	122,157,498
Less: Accumulated depreciation
Buildings	$(5,975,030)	$(5,019,075)
Machinery and equipment	(14,127,506)	(8,442,940)
Office equipment	(537,829)	(393,893)
Motor vehicles and other transport equipment	(360,098)	(325,917)
Molds and others	(25,310,891)	(25,486,100)
	(46,311,354)	(39,667,925)
Less: provision for impairment for fixed assets	-	(443,650)
Property, plant and equipment, net	$74,407,858	$82,045,923

As of December 31, 2019 and 2018, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans were $6,484,497 and $8,105,419, respectively. Also see Note 17.

Depreciation expenses for the years ended December 31, 2019 and 2018 were $ 7,549,836 and $3,516,064, respectively.

NOTE 14 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining useful life	December 31, 2019	December 31, 2018
Gross carrying amount:
Trade name	2 years	$492,235	$492,235
Customer relations	2 years	304,086	304,086
Patent	5.5-7.17 years	4,564,506	4,624,513.00
		5,360,827	5,420,834
Less: Accumulated amortization
Trade name		$(389,053)	$(338,307)
Customer relations		(240,342)	(208,993)
Patent		(1,076,660)	(545,407)
		(1,706,055)	(1,092,707)
Intangible assets, net		$3,654,772	$4,328,127

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $ 625,070, $649,089 for the year ended December 31, 2019 and 2018, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2020	$625,070
2021	625,070
2022	545,711
2023	542,975
2024	542,975
Thereafter	772,971
Total	$3,654,772

NOTE 15 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2019	2018
Cost of land use rights	$14,731,847	$14,925,518
Less: Accumulated amortization	(3,459,032)	(3,175,790)
Land use rights, net	$11,272,815	$11,749,728

As of December 31, 2019 and 2018, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $4,937,138 and $7,756,253 respectively. Also see Note 17.

The amortization expense for the years ended December 31, 2019 and 2018 were $327,250 and $348,533, respectively.

Amortization expense for the next five years and thereafter is as follows:

2020	$327,250
2021	327,250
2022	327,250
2023	327,250
2024	327,250
Thereafter	9,636,565
Total	$11,272,815

NOTE 16 - OTHER LONG TERM ASSETS

Other long term assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Long term deferred assets	$4,819,152	$5,865,386
Prepayments for land use right	4,131,530	-
Deferred taxes assets	726,182	8,204
Other receivables - Long term	768,442	-
Others	366,195	-
Total other long term asset	$10,811,501	$5,873,590

As of December 31, 2019, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,131,530. As of December 31, 2019, the land us right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the year ended December 31, 2019 were $ 92,288.

NOTE 17 - SHORT-TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	December 31,	December 31,
	2019	2018
Bank A
Interest rate 5.655% per annum, paid off on April 18, 2019, secured by the assets of Kandi Vehicles, guaranteed by Mr. Hu Xiaoming and his wife, also guaranteed by the Company’s subsidiaries. Also see Note 13 and Note 15.	-	10,179,745
Bank B
Interest rate 5.66% per annum, paid off on October 14, 2019, secured by the assets of Kandi Vehicles, also guaranteed by the Company’s subsidiaries. Also see Note 13 and Note 15.	-	7,096,737
Interest rate 5.66% per annum, due on October 15, 2020, secured by the assets of Kandi Vehicles, also guaranteed by the Company’s subsidiaries. Also see Note 13 and Note 15.	7,004,650
Interest rate 5.66% per annum, paid off on December 31, 2019,secured by the assets of Kandi Vehicles, also guaranteed by the Company’s subsidiaries. Also see Note 13 and Note 15.	-	5,816,997
Interest rate 5.66% per annum, due on July 4, 2020,secured by the assets of Kandi Vehicles, also guaranteed by the Company’s subsidiaries. Also see Note 13 and Note 15.	4,621,921	4,682,683
Interest rate 5.66% per annum, paid off on April 24, 2019, secured by the assets of Kandi Vehicles. Also see Note 13 and Note 15.	-	2,763,074
Bank C
Interest rate 5.22% per annum, due on April 18, 2020, secured by the assets of Kandi Vehicles. Also see Note 13 and Note 15.	4,306,138	-
Interest rate 5.22% per annum, due on April 23, 2020, secured by the assets of Kandi Vehicles. Also see Note 13 and Note 15.	5,741,517	-
Interest rate 5.22% per annum, due on April 22, 2020, secured by the assets of Kandi Vehicles. Also see Note 13 and Note 15.	4,306,138	-
	$25,980,364	$30,539,236

Long-term loan is summarized as follows:

	December 31,	December 31,
	2019	2018
Bank D
Interest rate 7% per annum, due on December 12, 2021, guaranteed by the Company’s subsidiaries.	28,133,433	28,794,136
Long term bank loans - current and noncurrent portion	$28,133,433	28,794,136

The interest expense of the short-term and long-term bank loans for the years ended December 31, 2019 and 2018 were $4,311,640 and $1,708,766, respectively.

As of December 31, 2019, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 18 - NOTES PAYABLE

Notes payable is presented to certain suppliers as a payment against the outstanding trade payable. Notes payable are mainly bank acceptance notes and commercial acceptance notes which are non-interest bearing and generally mature within one year.

As of December 31, 2019, there was $10,765,344 notes payable, among which $10,765,344 was bank acceptance notes. As of December 31, 2018, there was $12,787,619 notes payable, among which $8,767,670 were bank acceptance notes, $2,763,074 were commercial acceptance notes and $1,256,875 were other notes payable. $10,772,078 and $6,440,870 were held as collateral for the notes payable as of December 31, 2019 and December 31, 2018, respectively.

NOTE 19 - TAXES

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2019, the management estimates that its effective tax rate will be favorably affected by non-taxable income such as the share of income of the Affiliate Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for December 31, 2019 and 2018 was a tax benefit of 8.78% on a reported loss before taxes of approximately $7.9 million, a tax expense of 374.30% on a reported income before taxes of approximately $2.1 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2019 and 2018.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2019, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

For both calendar year of December 31, 2019 and December 31, 2018, we had unrecognized tax benefits of $0 million, for various federal, foreign, and state income tax matters. After considering valuation allowance, none of the unrecognized tax benefits, if recognized, would affect our effective tax as of December 31, 2019 and December 31, 2018. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carry forwards, which are offset by valuation allowance.

Income tax expenses for the year ended December 31, 2019 and 2018 are summarized as follows:

	For Year Ended
	December 31,
	2019	2018
Current:
Provision for CIT	$374,277	$2,954,980
Deferred:
Provision for CIT	(1,066,536)	4,815,774
Income tax (benefit) expense	$(692,259)	$7,770,754

The reconciliation of taxes at the PRC statutory rate (25% in 2019 and 2018) to our provision for income taxes for the years ended December 31, 2019 and 2018 was as follows:

	For Year Ended
	December 31,
	2019	2018
Expected taxation at PRC statutory tax rate	$(1,970,247)	$519,014
Effect of differing tax rates in different jurisdictions	363,199	292
Effect of PRC preferential tax rates	162,218	607,069
Non-taxable income	(86,537)	(1,300,212)
Non-deductible expenses ①	1,703,235	2,683,306
Research and development super-deduction	(350,449)	(487,725)
(Over) Under-accrued EIT for previous years	(1,792,560)	171,623
Addition to valuation allowance	1,301,225	5,793,368
Other	(22,343)	(215,981)
Income tax (benefit) expense	$(692,259)	$7,770,754

①	It’s mainly due to share of loss in the Affiliate Company and Kandi Hainan’s interest expense.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Accruals and reserves	$672,983	$8,204
Depreciation	53,199	113,767
Loss carried forward	2,401,125	7,029,548
Total deferred tax assets	3,127,307	7,151,519
Deferred tax liabilities:
Expense	(680,906)	(1,022,141)
Intangible	(519,006)	(1,019,776)
Revenue	(162,874)	-
Total deferred tax liability	(1,362,786)	(2,041,917)
Net deferred tax assets	$1,764,521	$5,109,602
less: valuation allowance	(2,401,125)	(6,812,741)
Net deferred tax liabilities, net of valuation allowance	$(636,604)	$(1,703,139)

The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The aggregate NOLs in 2018 was $28.1 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The company has $0 cumulative net operating loss in U.S. to carry forward as of December 31, 2019. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

Operating loss carry forward for tax purpose resulted in a deferred tax asset of $2.4 million with a full valuation allowance at December 31, 2019. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31, 2019 and 2018 are summarized as follows:

	For Year Ended
	December 31,
	2019	2018
Income(loss) before income taxes consists of:
PRC	$(5,413,025)	$(1,909,305)
Non-PRC	(2,467,961)	3,985,360
Total	$(7,880,986)	$2,076,055

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31, 2017	$1,019,373
Additions-change to tax expense	5,793,368
Balance at December 31,2018	6,812,741
Additions-change to tax expense	1,301,225
Prior year true up of loss carried forward	(5,712,841)
Balance at December 31,2019	$2,401,125

(b)	Tax Holiday Effect

For the year ended December 31, 2019 and 2018, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2019 and 2018.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31,
	2019	2018
Tax benefit (holiday) credit	$1,532,748	$1,090,348
Basic net income per share effect	$0.000	$0.000

(c)	The Tax Cuts and Job Act

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

Pursuant to the disclosure provision of SAB 118, the Company has completed and recorded provisional amounts for the income tax effects of the TCJA for the year ended December 31st, 2019.

Based on Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), the FASB staff noted that the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat the GILTI as a current-period expense when incurred.

NOTE 20 – LEASES

The Company has corporate office leases for SC Autosports, with a term of 37 months from January 31, 2017 to January 31, 2020. The monthly lease payment is $11,000. The Company adopted ASC 842 to record operating lease assets and operating lease liabilities as of January 1, 2019, with a remaining lease term of 13 months and discount rate of 4.75%.The lease will be renewed to April 30th 2021.

As of December 31, 2019, the Company’s right - of - use asset (grouped in other long term assets of balance sheet) was $10,743 and lease liability (grouped in other current liability of balance sheet) was $11,509. For the year ended December 31, 2019, the Company’s operating lease cost was $132,000.

Supplemental information related to operating leases was as follows:

Year ended December 31, 2019
Cash payments for operating leases	$132,000
New operating lease assets obtained in exchange for operating lease liabilities	$0

Maturities of lease liabilities as of December 31, 2019 were as follow:

Maturity of Lease Liabilities:	2020
Lease payable	11,000
Interest	509
Total	$11,509

NOTE 21 - CONTINGENT CONSIDERATION LIABILITY

On January 3, 2018, the Company completed the acquisition of 100% of the equity of Jinhua An Kao. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholder of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in the next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, Jinhua An Kao achieved its first year net profit target. According to the agreement, the former shareholders of An Kao received 739,959 shares of Kandi’s restrictive common stock or 12.5% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. For the year ended December 31, 2019, Jinhua An Kao achieved its second year net profit target. According to the agreement, the former shareholders of An Kao will receive 986,810 shares of Kandi’s restrictive common stock or 16.67% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price.

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports. The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration up to an additional 1,547,721 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. According to the agreement, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of total Kandi stock in the purchase price. For the year ended December 31, 2019, SC Autosports achieved its second year pre-tax profit target. According to the agreement, the former members of SC Autosports will receive 515,907 shares of Kandi’s restrictive common stock or 30% of total Kandi stock in the purchase price.

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

As of December 31, 2019 and December 31, 2018, the Company’s contingent consideration liability was $5,197,000 and $7,256,000, respectively.

NOTE 22 - STOCK AWARD

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

For the year ended December 31, 2019 and 2018, the Company recognized $1,360,258 and $1,343,560 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 23 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

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

On March 21, 2019, Kandi Vehicles signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $45.1 million) from Geely Group last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $344.5 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company (the “March Affiliate Loan to Equity Conversion”). Kandi Vehicles further agree to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $74.1 million) (the “Affiliate Equity Transfer”). Kandi Vehicles shall own 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company has received payments in cash totaling RMB 220 million (approximately $31.6 million) and certain commercial acceptance notes of RMB 296 million (approximately $42.5 million) from Geely, of which RMB 140 million (approximately $20.1 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $22.4 million) shall mature on March 29, 2020. As of September 30, 2019, the equity transfer has been completed. Therefore, in the third quarter of 2019, the Company has recognized the gain from equity sale of $20,438,986. As of date of this report, RMB 110 million (approximately $15.8 million) of the commercial acceptance notes has been collected. Affected by the coronavirus, collection of the remaining amount was agreed to be extended.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. Since the March Affiliate Loan to Equity Conversion was completed at the very end of the first quarter, the Company still recorded 50% of the Affiliate Company’s loss for the first quarter of 2019. Starting from the second quarter of the 2019, since the equity interests in the Affiliate Company have been reduced to 43.47% and the Affiliate Equity Transfer was completed at the very end of the third quarter, the Company recorded 43.47% of the Affiliate Company’s loss for the second and third quarter of 2019 and recorded 22% of the Affiliate Company’s loss for the fourth quarter of 2019.

The combined results of operations and financial position of the Affiliate Company are summarized below:

	Years ended
	December 31,
	2019	2018
Condensed income statement information:
Net sales	$124,280,561	$122,480,854
Gross loss	(2,609,764)	(17,749,674)
Gross margin	-2.1%	-14.5%
Net loss	(85,972,257)	(36,340,082)

	December 31,	December 31,
	2019	2018
Condensed balance sheet information:
Current assets	$640,688,401	$751,143,254
Noncurrent assets	64,589,516	140,736,300
Total assets	$705,277,917	$891,879,554
Current liabilities	490,625,640	633,711,465
Equity	214,652,277	258,168,089
Total liabilities and equity	$705,277,917	$891,879,554

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the Affiliate Company.

The Company’s equity method investments in the Affiliate Company for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Investment in the Affiliate Company, beginning of the period,	$128,929,893	$70,681,013
Investment in Affiliate Company in 2018	-	79,256,588
Investment decreased in 2019 due to equity sale of Affiliate Equity Transfer	(72,309,417)
Gain from equity dilution of March Affiliate Loan to Equity Conversion	4,263,764	-
Gain from equity sale of Affiliate Equity Transfer	20,438,986	-
Company’s share in net (loss) income of Affiliate based on 50% ownership for three months ended March 31, 2019, 43.47%① ownership for six months ended September 30, 2019, 22% ownership for three months ended December 31, 2019 and 50% ownership for year ended December 31, 2018	(30,864,754)	(18,170,041)
Intercompany transaction elimination	(5,649)	(160,254)
Year 2018 unrealized profit realized	153,465	441,589
Subtotal	(30,716,938)	(17,888,706)
Exchange difference	(3,377,674)	(3,119,002)
Investment in Affiliate Company, end of the period	$47,228,614	$128,929,893

(1)	Represents the rounded result of dividing RMB1,045 million (the Company’s ownership interest in the Affiliate Company) by RMB2,404 million (the Affiliate Company’s total equity interest). We used the actual result and kept full decimals when calculating the Company’s share in net (loss) income of the Affiliate Company.

The gain from equity dilution for the year ended December 31, 2019 resulted from the Affiliate Company issuing shares to the Affiliate Company partner, Greely, in exchange for extinguishment of a loan from Greely, resulting in dilution of equity ownership of the Company from 50% to 43.47%. This dilutive transaction was treated as if the Company sold a proportional share of its investment in the Affiliate Company.

Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the year ended December 31, 2019, were $ 15,861,441 or 11.7% of the Company’s total revenue, a decrease of 67.5% from $48,731,310 of the year ended December 31, 2018. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

On May 23, 2018, in order to obtain its manufacturing license, the Affiliate Company increased its registered capital by RMB 1.09 billion (approximately $159 million), of which Kandi Vehicle contributed its portion by converting loans to the Affiliate company in the amount of RMB 545 million (approximately $79 million) that were previously included in the current and noncurrent amount due from the Affiliate Company and its subsidiaries into the Affiliate Company’s registered capital. The loans balance of RMB 545 million (approximately $79 million) consisted of a multiple round of loans to Affiliate Company, including additional RMB 150 million (approximately $22 million) with annual interest rate of 4.35% during 2018 and RMB 395 million (approximately $57 million) in the previous years, for facilitating its operating capital. Geely Group became a new shareholder of the Affiliate Company by investing RMB 545 million (approximately $79 million) in the Affiliate Company.

As of December 31, 2019 and 2018, the amount due from the Affiliate Company and its subsidiaries, was $31,330,763 and $67,683,462, respectively.

In the first quarter of 2019, the Company lent RMB 75,000,000 (approximately $10.9 million) to the Affiliate Company with effective annual interest rate of 4.03%, and the loan principal has been collected in the same quarter. As of December 31, 2019 and 2018, the net amount due from the Affiliate Company and its subsidiaries included $2,056,564 and $ 1,845,255 interest receivable related to the loan lent to the Affiliate Company. As of December 31, 2019 and 2018, the net amount due from the Affiliate Company and its subsidiaries didn’t include any outstanding loan principal.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1)	Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $ 2,870,758 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period of March 15, 2013, to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $ 4,162,600 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 11.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments within next two years. The Company expects the likelihood of incurring losses in connection with this matter to be low.

On August 29, 2018, the Company entered into a guarantee contract to serve as the guarantor for the Affiliate Company for bank acceptance notes in the aggregate amount of $3,014,296 (RMB 21 million) from Bank of China, with a related period of August 29, 2018 to February 29, 2019, and which were paid off on February 29, 2019 by the Affiliate Company.

On August 30, 2018, the Company entered into a guarantee contract to serve as the guarantor for Kandi Jiangsu for bank loans in the aggregate amount of $7,176,896 (RMB 50 million) from China Merchants Bank Nantong branch, with a related loan period of August 31, 2018 to February 28, 2019, and was paid off on February 1, 2019. On February 1, 2019, the loan was renewed with a term of February 1, 2019 to July 31, 2019 and was paid off on July 31, 2019 by Kandi Jiangsu.

On September 3, 2018, the Company entered into a guarantee contract to serve as the guarantor for the Affiliate Company for bank acceptance notes in the aggregate amount of $4,162,600 (RMB 29 million) from Bank of China, with a related period of September 3, 2018 to March 3, 2019 and was paid off on March 3, 2019 by the Affiliate Company.

(2)	Pledged collateral for bank loans to other parties.

As of December 31, 2019 and December 31, 2018, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi in the United States District Court for the Southern District of New York. The New York federal court confirmed the voluntary dismissal of these actions in April 2019.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action. In February 2019, this same shareholder commenced a derivative action against certain current and former directors of Kandi in the Delaware Court of Chancery. A motion to dismiss this derivative action was filed in May 2019 and that motion was denied on April 27, 2020.

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

NOTE 25 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and US. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Year Ended December 31,
	2019	2018
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$24,623,424	$12,741,570
China	111,117,912	99,697,258
Total	$135,741,336	$112,438,828

Major products
EV parts	$110,675,908	$99,099,312
EV products	108,640	-
Off-road vehicles	22,743,142	13,339,516
Electric Scooters and Electric Self-Balancing Scooters	2,213,646	-
Total	$135,741,336	$112,438,828

Timing of revenue recognition
Products transferred at a point in time	$135,741,336	$112,438,828

NOTE 26 - SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around China and other parts of the world in the first quarter of 2020 has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere, although the Company’s operations in China has fully resumed in early March. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and international markets and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

After two years of negotiation, on March 9, 2020, a real estate repurchase agreement was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone that will enable Kandi Vehicles to optimize its production efficiency, lower operating costs, and generate a substantial cash inflow of RMB 525 million (USD 75.6 million) and will get no less than RMB 500 million (USD 71.9 million) subsidies based on Kandi Vehicle’s financial contribution to the local department of finance within the next eight years by monetizing one of its largest assets.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not anticipate significant tax impact on its financial and continue to examine the impacts this CARES Act may have on its business.

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2019. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2019, the last day of our fiscal year of 2019. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2019 based on those criteria.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP, has audited the effectiveness of our ICFR as of December 31, 2019 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of April 23, 2020:

Name	Age	Position	Served From
Hu Xiaoming	63	Chairman of the Board, President and Chief Executive Officer	June 2007
Zhu Xiaoying	49	Interim Chief Financial Officer	January 2019
Chen Liming (1), (2), (3)	83	Director (Independent)	May 2012
Lin Yi (2), (3)	67	Director (Independent)	May 2017
Jerry Lewin (1)	65	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	66	Director (Independent)	July 2011
Sun Chenming	55	Director	December 2019
Wang Lin	31	Director	December 2019

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming was appointed as our Chief Executive Officer, President and Chairman of the Board in June 2007. Prior to joining the Company, from October 2003 to April 2005, Mr. Hu served as the Project Manager (Chief Scientist) in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. From October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Wan Xiang Battery Company. Mr. Hu personally owned four invention patents and seven utility model patents, which he transferred to the Company in fiscal year 2012.

Zhu Xiaoying, was appointed as interim Chief Financial Officer, effective January 29, 2019. Ms. Zhu has been engaged in the financial management industry for over 20 years. She has extensive experience in the financial management of publicly traded companies. From October 2003 to June 2007, Ms. Zhu was the Chief Financial Officer of Zhejiang Kandi Vehicle Co., Ltd.; from June 29, 2007 to April 30, 2015, Ms. Zhu served as the Company’s Chief Financial Officer and director. After her time as Kandi’s Chief Financial Officer, she returned to Zhejiang Kandi Vehicle Co., Ltd. as its Chief Financial Officer, where she is currently employed. Prior to 2003, Ms. Zhu served as a financial manager at Zhejiang YongKang Auto Manufacturing Company. Ms. Zhu graduated from Hangzhou University of Electronic Technology with a degree in accounting in July 1992 and obtained the EMBA certificate from Hong Kong Polytechnic University in 2011. Ms. Zhu has obtained qualification certificate of the chief financial officer, the international registered internal auditor (CIA) qualification certificate, the CMMA international registered management accountant qualification certificate, and the national first-level credit manager qualification certificate in China.

Sun Chenming, was appointed as a director of the Company in December 2019. Mr. Sun is an international certified management accountant. He currently serves as the deputy general manager of Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”). Mr. Sun joined the Kandi Vehicles in October 2007, since when he has been serving Kandi Vehicles as the general manager of the enterprise management department and the general manager of Kandi automobile business department. Mr. Sun has been responsible for the financial internal control audit business of the Company since 2013. Mr. Sun graduated from HeFei University of Technology in July 1987 and then worked in Zhejiang Sifang Group Company from August 1987 to October 2007, serving as its manager of quality management department, general quality engineer, and manager of enterprise management department, etc. He has a theoretical foundation and rich practical experiences in the establishment, operation and monitoring of the enterprise management system and financial internal control management system of public companies. Mr. Sun has a solid understanding and hands-on experience for the regulations of U.S. public companies with respect to the internal control of financial reporting and the internal control evaluation system standard of COSO financial system which is commonly used by public companies.

Wang Lin was appointed as a director of the Company in December 2019. Ms. Wang has been serving as Chief Financial Officer Assistant of the Company since June 2015. Before joining the Company, Ms. Wang served as Fund Accountant of State Street Technology (Zhejiang) Co., Ltd. from December 2014 to June 2015. At the Company, Ms. Wang is responsible for the preparation of consolidated financial statements in accordance with the U.S. GAAP standards, and the preparation of SEC reports, including the Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q. Ms. Wang has knowledge of the basic U.S. GAAP standards and SEC regulations. She is also familiar with the culture and business process of the Company. Mastering good communication and coordination skills, Ms. Wang also has financial management experience of U.S. listed companies. Ms. Wang received her Bachelor degree in Finance from Zhejiang Gongshang University in 2011 and received her Master degree in Accounting from Hofstra University in 2014.

Lin Yi was appointed as a director of Kandi on May 4, 2017. He has extensive experience in automotive engineering and multi-body system dynamics research. Throughout his career, he has been awarded numerous high-ranking national science and technology rewards. He served several key senior roles in academic and industrial organizations and was given Special Government Allowances from the State Council in 1992. Additionally, he was named an “Expert of China’s Machinery Industry” in 1995 and elected to the “Outstanding Young Science Talents in China’s Automobile Industry” in 1998. From 2007 to 2015, he served as a deputy chief engineer at Beijing Automotive Group Co., Ltd., as an executive director of Beijing Automotive New Energy Vehicle Co., Ltd., and as the executive vice president of Beijing Automotive Research Institute. Prior to that, he was a part-time professor at Beijing University of Technology, Beijing University of Aeronautics and Astronautics, Institute of Electrical Engineering at China Academy of Sciences, Shanghai Jiaotong University, and Hunan University. He was appointed as the dean of Automotive Engineering at Jilin University of Technology in 1996 and remained in that position until 2000.

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

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our “Code of Business Conduct and Ethics” is included as exhibit 14.1 to our annual report on Form 10-K filed on March 16, 2015. A copy of our “Code of Business Conduct and Ethics” will be provided to you without charge upon written request to Hu Xiaoming, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://en.kandivehicle.com

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2019, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following:(i) Hu Xiaoming did not timely file Form 4 after being issued 50,000 shares on August 19, 2019. However, the Form 4 corresponding to this transaction was subsequently filed on September 6, 2019. (ii) Zhu Xiaoying did not timely file Form 4 after being issued 10,000 on August 19, 2019. However, the Form 4 was subsequently filed on September 6, 2019. (iii) Henry Yu did not timely file Form 4s after acquiring 5,000 shares and 5,000 shares on February 14, 2019 and August 14, 2019, respectively. However, the Form 4 corresponding to these transactions were subsequently filed on November 25, 2019. (iv) Jerry Lewin did not timely file Form 4s after being issued 5,000 shares on August 6, 2018, January 31, 2019 and August 19, 2019 respectively. The Form 4 corresponding to these transactions was subsequently filed on April 23, 2020. As of the date of this report, all of the filings mentioned above have been made.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2019 and 2018, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2019 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2019. The individuals listed in the table below are referred to as the “named executive officers”.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)	($)(3)	($)	($)	($)	($)
Hu Xiaoming (1)	2019	$52,120	-	$264,000	-	-	-	-	$316,120
CEO, President and Chairman of the Board	2018	$27,213	-	$459,000	340,056	-	-	-	$826,269

Zhu Xiaoying (2)	2019	$72,388	-	$52,800	-	-	-	-	$125,188
CFO	2018	-	-	-	-	-	-	-	-

Mei Bing (2)	2019	$-	-	$8,750	-	-	-	-	$8,750
Former CFO, Former Director	2018	$180,000	-	$35,000	-	-	-	-	$215,000

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.

(2)	Mr. Mei was appointed as CFO of the Company on November 14, 2016 and resigned from his position as CFO on January 29, 2019. Ms. Zhu Xiaoying was appointed as interim CFO, effective January 29, 2019.

(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

Salary and Incentive Compensation

In fiscal 2019, the primary components of our executive compensation programs were base salary and equity compensation.

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

At our 2008 annual shareholders meeting, our stockholders approved the adoption of the Plan. As of December 31, 2019, 2,600,000 options have been granted under the Plan to the Company’s employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

Pursuant to Pre-Approved Award Grant Sub-Plan approved by the Board of Directors December 30, 2013 and modified on July 25, 2014, if the Non-GAAP net income in one year increases by 10% compared with the previous year, the total of 335,000 shares of the common stock from the Plan (as disclosed in details in the next paragraph below) to be granted to certain employees (management of the Company is authorized to determine list of employees and stock amount rewarded based on position adjustment of employees, performance and tenure of each employee in that year) will be granted for that year; if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income in one year is 10% less than or 10% more than the Non-GAAP net income in the previous year, then the stock grant amount will decrease or increase according to the Non-GAAP net income decrease or increase percentage, but the total amount rewarded may not be over 200%.

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based upon the closing price of the Company’s stock on the date of the grant. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of 2014. Compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved the termination of the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for select executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before. There was no grant under the Board’s Pre-Approved Award Grant Sub-Plan in the years of 2017, 2018 and 2019.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior executives. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2019, no option shares were exercised. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000
Zhu Xiaoying	400,000

Outstanding Equity Awards at 2019 Fiscal Year End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2019, by those individuals who served as our named executive officers during any part of fiscal year 2019.

Name	Number of Securities underlying Unexercised Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hu Xiaoming	900,000	-	-	$9.72	5/28/2025	-	-	-	-
Zhu Xiaoying	400,000	-	-	$9.72	5/28/2025	-	-	-	-

(1)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

Kandi Vehicles has a three-year-term employment agreement with Mr. Hu, expiring June 9, 2020. The agreement provides an annual salary for Mr. Hu with bonuses to be decided at the discretion of our Board at the year end.

The employment agreement between Kandi Vehicles and Ms. Zhu is for a two-year term from January 29, 2019. Pursuant to the agreement, Ms. Zhu shall receive an annual salary of RMB500,000 with a year-end equity bonus of 10,000 shares of the common stock.

The form of the agreements was previously filed and incorporated herein by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2019 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$8,687	-	-	-	-	-	$8,687

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$8,687	-	-	-	-	-	$8,687

Zhu Feng	$8,687	-	-	-	-	-	$8,612

Wang lin (3)	$-	-	-	-	-	-	$-

Sun Chenming (3)	$-	-	-	-	-	-	$-

(1)

The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2019, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2019, 80,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.

(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

(3)	Ms. Wang and Mr. Sun were elected as our directors on December 30, 2019. As they were elected as the Company’s directors on December 30, 2019, they did not receive any compensation for their serving on the Board in 2019.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2019, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock

Henry Yu	0	80,000 (1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	80,000
Zhu Feng	0	0
Wang Lin	0	0
Sun Chenming	0	0

(1)	Besides the 80,000 shares of restricted common stock, Mr. Yu owns additional 34,146 shares of the Company’s common stock that he purchased from the open market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of April 23, 2020, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 52,849,441 shares of our Common Stock outstanding on April 23, 2020. Unless indicated otherwise, the mailing address of each beneficial owner is Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,226,481	(1)	26.9%
Common Stock	Zhu Xiaoying	653,992		1.2%
Common Stock	Henry Yu	112,836		*
Common Stock	Jerry Lewin	85,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Sun chenming	8,000		*
Common Stock	Wang Lin	4,000		*
All officers and directors		15,090,309		28.6%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited	12,821,404	(2)	24.3%

*	Less than 1%

(1)	Includes (i) 1,405,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.

(2)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the ordinary shares in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

For the discussion of Transactions with Related Parties, please refer to NOTE 23 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, Marcum Bernstein & Pinchuk LLP and former principal accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
Audit Fees	$518,593	$420,000
Audit Related Fees	$12,300	$-
Tax Fees	$74,400	$-
All Other Fees	$-	$50,000
TOTAL FEES	$605,293	$470,000

Audit Fees —This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Vehicles Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Vehicles Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.13	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.15	Equity Transfer Agreement by and between Zhejiang Kandi Vehicles Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.16	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Vehicles Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company [Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

23.1	Consent of Marcum Bernstein & Pinchuk LLP †

23.2	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Exhibits filed herewith.

* Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

April 28, 2020	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	April 28, 2020
Hu Xiaoming	and Chairman of the Board (Principal
Executive Officer)

/s/ Zhu Xiaoying	Interim Chief Financial Officer	April 28, 2020
Zhu Xiaoying	(Principal Financial Officer and
Accounting Officer)

/s/ Chen Liming	Director	April 28, 2020
Chen Liming

/s/ Lin Yi	Director	April 28, 2020
Lin Yi

/s/ Jerry Lewin	Director	April 28, 2020
Jerry Lewin

/s/ Henry Yu	Director	April 28, 2020
Henry Yu

/s/ Wang Lin	Director	April 28, 2020
Wang Lin

/s/ Sun Chenming	Director	April 28, 2020
Sun Chenming