Form 10-Q
period 2020-03-31
Kandi Technologies Group, Inc.
filed 2020-06-05
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

As of June 1, 2020, the registrant had 56,273,102 shares of common stock issued and 52,849,441 shares of common stock outstanding, par value $0.001 per share.

EXPLANATORY NOTE

Kandi Technologies Group, Inc. (“Kandi Technologies”) is filing this quarterly report on Form 10-Q after the May 11, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 11, 2020, Kandi Technologies filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Form 8-K, Kandi Technologies was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. Due to the circumstances and uncertainty surrounding the effects of the COVID-19 pandemic on the business, employees, consultants and service providers of Kandi Technologies, and considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information in the Quarterly Report, the Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or June 25, 2020.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(UNAUDITED)
Current assets
Cash and cash equivalents	$3,719,142	$5,490,557
Restricted cash	6,034,751	11,022,078
Accounts receivable (net of allowance for doubtful accounts of $250,325 and $254,665 as of March 31, 2020 and December 31, 2019, respectively)	53,896,084	61,181,849
Inventories	30,172,551	27,736,566
Notes receivable	-	42,487,225
Other receivables	44,265,730	5,019,971
Prepayments and prepaid expense	10,407,639	10,615,063
Amount due from the Affiliate Company, net	20,026,310	31,330,763
Other current assets	8,910,217	688,364
TOTAL CURRENT ASSETS	177,432,424	195,572,436

LONG-TERM ASSETS
Property, plant and equipment, net	71,391,249	74,407,858
Intangible assets	3,442,513	3,654,772
Land use rights, net	11,000,953	11,272,815
Investment in the Affiliate Company	45,337,659	47,228,614
Goodwill	27,905,037	28,270,400
Other long term assets	10,473,979	10,811,501
TOTAL Long-Term Assets	169,551,390	175,645,960

TOTAL ASSETS	$346,983,814	$371,218,396

CURRENT LIABILITIES
Accounts payable	$58,128,742	$72,093,940
Other payables and accrued expenses	5,021,303	6,078,041
Short-term loans	33,861,956	25,980,364
Notes payable	2,962,921	10,765,344
Income tax payable	1,761,101	1,796,601
Long term bank loans - current portion	13,544,782	13,779,641
Other current liability	1,480,193	1,379,808
Total Current Liabilities	116,760,998	131,873,739

LONG-TERM LIABILITIES
Long term bank loans	14,109,148	14,353,792
Deferred taxes liability	1,362,786	1,362,786
Contingent consideration liability	1,405,000	5,197,000
Other long-term liability	564,366	574,152
Total Long-Term Liabilities	17,441,300	21,487,730

TOTAL LIABILITIES	134,202,298	153,361,469

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,273,102 and 56,263,102 shares issued and 52,849,441 and 52,839,441 outstanding at March 31, 2020 and December 31, 2019, respectively	52,849	52,839
Less: Treasury stock (487,155 shares with average price of $5.09 at March 31, 2020 and December 31, 2019, respectively)	(2,477,965)	(2,477,965)
Additional paid-in capital	259,713,660	259,691,370
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at March 31, 2020 and December 31, 2019, respectively)	(18,260,382)	(16,685,736)
Accumulated other comprehensive loss	(26,246,646)	(22,723,581)
TOTAL STOCKHOLDERS’ EQUITY	212,781,516	217,856,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,983,814	$371,218,396

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019

REVENUES FROM UNRELATED PARTY, NET	$6,372,424	$16,334,963
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	-	1,733,497

REVENUES, NET	6,372,424	18,068,460

COST OF GOODS SOLD	(5,205,165)	(14,932,023)

GROSS PROFIT	1,167,259	3,136,437

OPERATING EXPENSES:
Research and development	(640,240)	(537,433)
Selling and marketing	(878,306)	(618,003)
General and administrative	(3,066,735)	(2,039,528)
Total Operating Expenses	(4,585,281)	(3,194,964)

LOSS FROM OPERATIONS	(3,418,022)	(58,527)

OTHER INCOME (EXPENSE):
Interest income	338,944	252,404
Interest expense	(982,934)	(439,183)
Change in fair value of contingent consideration	3,792,000	89,000
Government grants	11,099	47,724
Gain from equity dilution in the Affiliate Company	-	4,365,390
Share of loss after tax of the Affiliate Company	(1,102,770)	(9,949,158)
Other income, net	19,650	474,390
Total other income (expense), net	2,075,989	(5,159,433)

LOSS BEFORE INCOME TAXES	(1,342,033)	(5,217,960)

INCOME TAX (EXPENSE) BENEFIT	(232,613)	808,488

NET LOSS	(1,574,646)	(4,409,472)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(3,523,065)	5,404,028

COMPREHENSIVE INCOME (LOSS)	$(5,097,711)	$994,556

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	52,361,077	51,565,287
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	52,361,077	51,565,287

NET LOSS PER SHARE, BASIC	$(0.03)	$(0.09)
NET LOSS PER SHARE, DILUTED	$(0.03)	$(0.09)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	51,484,444	$51,484	$-	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874
Stock issuance and award	1,096,397	1,097	-	3,387,379	-	-	3,388,476
Net loss	-	-	-	-	(4,409,472)	-	(4,409,472)
Foreign currency translation	-	-	-	-	-	5,404,028	5,404,028
Balance, March 31, 2019	52,580,841	$52,581	$-	$258,377,036	$(13,906,481)	$(14,517,230)	$230,005,906

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)
Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,574,646)	$(4,409,472)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,037,045	2,258,224
Impairments	24,316	(31,718)
Allowance for doubtful accounts	-	15,629
Share of loss after tax of the Affiliate Company	1,102,770	9,949,158
Gain from equity dilution in the Affiliate Company	-	(4,365,390)
Change in fair value of contingent consideration	(3,792,000)	(89,000)
Stock compensation cost	22,925	31,675

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	5,540,503	(17,991,854)
Notes receivable	-	74,114
Notes receivable from the Affiliate Company and related party	-	444,682
Inventories	(2,955,178)	(4,659,780)
Other receivables and other assets	(8,734,544)	(14,278,768)
Advances to supplier and prepayments and prepaid expenses	(8,311,506)	436,768
Amount due from the Affiliate Company	4,187,038	(2,339,431)

Increase (Decrease) In:
Accounts payable	(2,575,446)	22,593,966
Other payables and accrued liabilities	(781,409)	5,484,913
Notes payable	(10,745,294)	(5,624,153)
Income tax payable	29,357	(1,537,204)
Net cash used in operating activities	$(26,526,069)	$(14,037,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,355)	(300,704)
Cash received from equity sale in the Affiliate Company	11,461,646	-
Net cash provided by (used in) investing activities	$11,460,291	$(300,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	8,452,964	2,816,317
Repayments of short-term bank loans	-	(2,816,317)
Net cash provided by financing activities	$8,452,964	$-

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,612,814)	(14,338,345)
Effect of exchange rate changes on cash	(145,928)	446,948
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,512,635	22,353,071

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	9,753,893	8,461,674
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,719,142	3,327,013
-RESTRICTED CASH AT END OF PERIOD	6,034,751	5,134,661

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	203,256	594,425
Interest paid	345,170	439,183

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”).

The Company’s organizational chart as of the date of this report is as follows:

The Company’s original primary business operations consist of designing, developing, manufacturing and commercializing EV products (through Kandi Electric Vehicles (Hainan) Co., Ltd. and the Affiliate Company), EV parts and off-road vehicles. The COVID outbreak has seriously impacted the EV market in 2020, as a result, the Company plans to manufacture and sell a number of ancillary products aimed at the dynamic power train system of intelligent transportation. For example, the dynamic power train system of Electric Scooters and Electric Self-Balancing Vehicles. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit its advantages in the Yongkang Scrou Electric Co, Ltd.’s power electric motor and Jinhua Ankao’s power battery pack. Its products aimed at this market combines the Company’s motors and battery packs into a dynamic power train system. As part of its strategic objective of becoming a leading manufacturer of EV products (through the Affiliate Company) and related services, in the future, the Company will increase its focus on pure EV-related products and intelligent transportation dynamic power train system, and is actively pursuing expansion in the domestic and foreign markets.

NOTE 2 - LIQUIDITY

The Company had a working capital of $60,671,426 as of March 31, 2020, a decrease of $3,027,271 from a working capital of $63,698,697 as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents were $3,719,142 and $5,490,557, respectively, the Company’s restricted cash was $6,034,751 and $11,022,078, respectively.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($75 million). Payments to Kandi Vehicles shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($71 million) over the next eight years. Kandi Vehicles intends to use the proceeds from the land repurchase to fund the land use acquisition and factory construction in the New Energy Automotive Zone, and to fund growth initiatives and general corporate purposes. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

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

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Vehicles, incorporated under the laws of the PRC;

(5)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles, incorporated under the laws of the PRC; and

(6)	Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”), a wholly-owned subsidiary of Kandi Vehicles, incorporated under the laws of the PRC.

(7)	SC Autosports, a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

The Affiliate Company, a 22% owned subsidiary of Kandi Vehicles and its subsidiaries

All intra-entity profits and losses with regard to the Company’s equity method investees have been eliminated.

NOTE 5 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company 2019 Form 10-K, excepting the following.

(v) Reclassification

Certain reclassifications have been made to the condensed consolidated statements of cash flows for three months ended March 31, 2019 to conform to the presentation of consolidated financial statement for three months ended March 31, 2020. The Company reclassified the following 1) grouping due from employees into other receivables and other assets; 2) grouping customer deposits and deferred income into other payables and accrued liabilities.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (the “Tax Act”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Act. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU in the first quarter of 2020 and the new standard did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU in the first quarter of 2020 and the new standard did not have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company are currently evaluating the impact of the new guidance and do not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2020, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Customers	2020	2019	2020	2019
Customer A	33%	61%	66%	55%
Customer B	14%	7%	4%	5%

(b) Suppliers

For the three-month period ended March 31, 2020, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Suppliers	2020	2019	2020	2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	60%	12%	7%	8%
Supplier C	27%	20%	-	-

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options and due to the loss from operations, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the three-month period ended March 31, 2020.

The following is the calculation of earnings per share for the three-month periods ended March 31, 2020 and 2019:

	For three months ended
	March 31,
	2020	2019
Net loss	$(1,574,646)	$(4,409,472)
Weighted average shares used in basic computation	52,361,077	51,565,287
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,361,077	51,565,287

Loss per share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2020	2019
Accounts receivable	$54,146,409	$61,436,514
Less: allowance for doubtful accounts	(250,325)	(254,665)
Accounts receivable, net	$53,896,084	$61,181,849

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2020	2019
Raw material	$12,322,568	$12,127,957
Work-in-progress	7,010,026	4,545,736
Finished goods	10,839,957	11,062,873
Inventories	$30,172,551	$27,736,566

NOTE 12 - NOTES RECEIVABLE

As of March 31, 2020, there was $0 notes receivable from unrelated parties. As of December 31, 2019, there was $42,487,225 notes receivable from unrelated parties, which was commercial acceptance notes from payments for equity transfer of the Affiliate Company , among which $11,287,319 had been collected during first quarter of 2020 and the rest were considered as other receivables (refer to Note 22-summarized information of equity method investment in the Affiliate Company).

NOTE 13 - OTHER RECEIVABLEs

Other receivables consist of the following:

	March 31,	December 31,
	2020	2019
Amount due from unrelated party for equity transfer of the Affiliate Company	$30,475,760	$-
Loan to third party	12,242,967	3,577,145
Others	1,547,003	1,442,826
Total other receivables	$44,265,730	$5,019,971

As of March 31, 2020, the Company’s other receivable includes $30,475,760 amount due from unrelated party for equity transfer of the Affiliate Company (refer to Note 22-summarized information of equity method investment in the Affiliate Company). As of March 31, 2020 and December 31, 2019, the Company’s other receivable includes $12,242,967 and $3,577,145 short-term loan lent to an unrelated party with a 6% annual interest rate to maximize the use of idled cash. This loan can be redeemed at any time.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of March 31, 2020 and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
At cost:
Buildings	$29,929,525	$30,447,480
Machinery and equipment	61,897,255	62,973,794
Office equipment	1,032,286	1,048,651
Motor vehicles and other transport equipment	411,131	413,046
Molds and others	25,395,892	25,836,241
	118,666,089	120,719,212
Less : Accumulated depreciation
Buildings	$(6,126,391)	$(5,975,030)
Machinery and equipment	(15,287,411)	(14,127,506)
Office equipment	(570,337)	(537,829)
Motor vehicles and other transport equipment	(362,041)	(360,098)
Molds and others	(24,928,660)	(25,310,891)
	(47,274,840)	(46,311,354)
Property, plant and equipment, net	$71,391,249	$74,407,858

As of March 31, 2020 and December 31, 2019, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $7,342,859 and $6,484,497, respectively. Also see Note 17.

Depreciation expenses for the three months ended March 31, 2020 and 2019 were $1,780,152 and $2,015,459, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2020	2019
Gross carrying amount:
Trade name	1.75 years	$492,235	$492,235
Customer relations	1.75 years	304,086	304,086
Patent	5.25-6.92 years	4,486,709	4,564,506
		5,283,030	5,360,827
Less : Accumulated amortization
Trade name		$(401,740)	$(389,053)
Customer relations		(248,179)	(240,342)
Patent		(1,190,598)	(1,076,660)
		(1,840,517)	(1,706,055)
Intangible assets, net		$3,442,513	$3,654,772

The aggregate amortization expenses for those intangible assets were $154,856 and $159,503 for the three months ended March 31, 2020 and 2019, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2020 (Nine months)	$464,567
2021	619,422
2022	540,063
2023	537,327
2024	537,327
Thereafter	743,807
Total	$3,442,513

NOTE 16 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2020	2019
Cost of land use rights	$14,480,760	$14,731,847
Less: Accumulated amortization	(3,479,807)	(3,459,032)
Land use rights, net	$11,000,953	$11,272,815

As of March 31, 2020 and December 31, 2019, the net book value of land use rights pledged as collateral for the Company’s bank loans was $4,816,684 and $4,937,138, respectively. Also see Note 17.

The amortization expenses for the three months ended March 31, 2020 and 2019, were $80,961 and $83,762, respectively. Amortization expenses for the next five years and thereafter is as follows:

2020 (Nine months)	$242,883
2021	323,844
2022	323,844
2023	323,844
2024	323,844
Thereafter	9,462,694
Total	$11,000,953

NOTE 17 - SHORT-TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	March 31,	December 31,
	2020	2019
Bank A

Interest rate 5.66% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	6,885,264	7,004,650
Interest rate 5.66% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	4,543,146	4,621,921
Interest rate 4.05% per annum, paid off on May 22, 2020, secured by the deposit of Kandi Vehicle. Also see Note 14 and Note 16.	2,680,738	-

Bank B

Interest rate 5.22% per annum, paid off on April 22, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	5,643,659	5,741,517
Interest rate 5.22% per annum, paid off on April 24, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	4,232,745	4,306,138
Interest rate 5.22% per annum, paid off on April 26, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	4,232,745	4,306,138
Interest rate 4.79% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	5,643,659	-
	$33,861,956	$25,980,364

Long-term loans are summarized as follows:

	March 31,	December 31,
	2020	2019
Bank C
Interest rate 7% per annum, due on December 12, 2021, guaranteed by the Company’s subsidiaries.	27,653,930	28,133,433
Long term bank loans - current and noncurrent portion	$27,653,930	28,133,433

The interest expenses of short-term and long-term bank loans for the three months ended March 31, 2020 and 2019 were $842,049 and $439,183, respectively.

As of March 31, 2020, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2019, the management estimates that its effective tax rate will be favorably affected by non-taxable income such as the share of income of the Affiliate Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses for which it may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the three months ended March 31, 2020 and 2019 were a tax expense of 17.33% on a reported loss before taxes of approximately $1.3 million, a tax benefit of 15.49% on a reported loss before taxes of approximately $5.2 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the three months ended March 31, 2020 and 2019 was tax expense of $232,613 and tax benefit of $808,488, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2020, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2020, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The aggregate NOLs in 2018 was $28.1 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The Company has $0 cumulative net operating loss in U.S. to carry forward as of March 31, 2020. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the three months ended March 31, 2020 and 2019, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2020 and 2019.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Tax benefit (holiday) credit	$58,325	$71,569
Basic net income per share effect	$0.000	$0.000

NOTE 19 - LEASES

The Company has renewed its corporate office leases for SC Autosports, with a term of 15 months from January 31, 2020 to April 30, 2021. The monthly lease payment is $11,000 from February 2020 to April 2020 and $12,000 from May 2020 to April 2021. The Company recorded operating lease assets and operating lease liabilities at January 31, 2020, with a remaining lease term of 15 months and discount rate of 4.25%.

As of March 31, 2020, the Company’s right - of - use asset (grouped in other long term assets on the balance sheet) was $149,614 and lease liability (grouped in other current liability on the balance sheet) was $151,204. For the three months ended March 31, 2020, the Company’s operating lease cost was $33,000.

Supplemental information related to operating leases was as follows:

Three months ended March 31, 2020
Cash payments for operating leases	$33,000

Maturities of lease liabilities as of March 31, 2020, were as follow:

Maturity of Lease Liabilities:	Lease payable
2020	$103,626
2021	47,578
Total	$151,204

NOTE 20 - CONTINGENT CONSIDERATION LIABILITY

On January 3, 2018, the Company completed the acquisition of 100% of the equity of Jinhua An Kao. The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock valued at approximately $20.7 million to the former shareholders of Jinhua An Kao and his designees (the “An Kao Shareholders”), and may be required to pay future consideration up to an additional 2,959,837 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain net income-based milestones in the next three years. Any escrowed shares that are not released from escrow to the An Kao Shareholders for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, Jinhua An Kao achieved its first year net profit target. According to the agreement, the An Kao Shareholders received 739,959 shares of Kandi’s restrictive common stock or 12.5% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. For the year ended December 31, 2019, Jinhua An Kao achieved its second year net profit target. According to the agreement, the An Kao Shareholders will receive 986,810 shares of Kandi’s restrictive common stock or 16.67% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports. The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration up to an additional 1,547,721 shares of common stock, which are being held in escrow, to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members for failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. According to the agreement, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of total Kandi stock in the purchase price. For the year ended December 31, 2019, SC Autosports achieved its second year pre-tax profit target. According to the agreement, the former members of SC Autosports will receive 515,907 shares of Kandi’s restrictive common stock or 30% of total Kandi stock in the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to An Kao Shareholders and SC Autosports’ former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of income.

As of March 31, 2020 and December 31, 2019, the Company’s contingent consideration liability was $1,405,000 and $5,197,000, respectively. The decrease in contingent consideration liability was mainly due to the decrease of the forecast of SC Autosports’ third year net income as of March 31, 2020 and the decrease of the Company’s stock price in the first quarter of 2020.

NOTE 21 - STOCK AWARD

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

On January 29, 2019, the Board appointed Ms. Zhu Xiaoying as interim Chief Financial Officer. Ms. Zhu was entitled to receive 10,000 shares of the common stock annually under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) as a year-end equity bonus. Effective May 15, 2020, Ms. Zhu ceased being the interim Chief Financial Officer of the Company.

On May 15, 2020, the Board appointed Mr. Jehn Ming Lim as the Chief Financial Officer. Mr. Lim was entitled to receive 6,000 shares of the common stock annually under the 2008 Plan, which shall be issuable evenly on each six-month anniversary hereof or as otherwise determined by the Board.

The fair value of stock awards based on service is determined based on the closing price of the common stock on the date the shares are approved by the Board for grant. The compensation costs for awards of common stock are recognized over the requisite service period of three or six months.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to grant the total number of shares of common stock of the stock award for selected executives and key employees 250,000 shares of common stock for each fiscal year. On April 18, 2018, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2019, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 9, 2020, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

For the three months ended March 31, 2020 and 2019, the Company recognized $22,925 and $31,675 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 22 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

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

On March 21, 2019, Kandi Vehicles signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.3 million) from Geely last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $338.6 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. Kandi Vehicles further agree to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $72.8 million). Kandi Vehicles shall own 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company had received payments in cash totaling RMB 220 million (approximately $31.0 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.8 million) from Geely, of which RMB 140 million (approximately $19.8 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $22.0 million) shall mature on March 29, 2020. As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company recognized the gain from equity sale of $20,438,986. As of date of this report, RMB 110 million (approximately $15.5 million) of the commercial acceptance notes has been collected. Affected by the coronavirus, collection of the remaining amount was agreed to be extended, which were considered as other receivable as of March 31, 2020.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. The Company recorded 22% of the Affiliate Company’s loss for the first quarter of 2020.

The consolidated results of operations and financial position of the Affiliate Company are summarized below:

	Three Months ended
	March 31,
	2020	2019
Condensed income statement information:
Net sales	$6,627,262	$1,256,873
Gross loss	(337,772)	(21,542)
Gross margin	-5.1%	-1.7%
Net loss	(5,036,862)	(20,191,314)

	March 31,	December 31,
	2020	2019
Condensed balance sheet information:
Current assets	$579,040,711	$640,688,401
Noncurrent assets	62,458,209	64,589,516
Total assets	$641,498,920	$705,277,917
Current liabilities	435,465,398	490,625,640
Equity	206,033,522	214,652,277
Total liabilities and equity	$641,498,920	$705,277,917

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the Affiliate Company.

The Company’s equity method investments in the Affiliate Company for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months ended
	March 31,
	2020	2019
Investment in the Affiliate Company, beginning of the period,	$47,228,614	$128,929,893
Gain from equity dilution	-	4,365,390
Company’s share in net loss of Affiliate based on 22% ownership for three months ended March 31, 2020 and 50% ownership for three months ended March 31, 2019	(1,108,361)	(10,095,657)
Intercompany transaction elimination	-	(10,624)
Prior year unrealized profit realized	5,591	157,123
Subtotal	(1,102,770)	(9,949,158)
Exchange difference	(788,185)	3,146,280
Investment in Affiliate Company, end of the period	$45,337,659	$126,492,405

The gain from equity dilution for three months ended March 31, 2019 resulted from the Affiliate Company issuing shares to the major shareholder of the Affiliate Company, Greely, in exchange for extinguishment of a loan from Greely, resulting in dilution of equity ownership of the Company from 50% to 43.47%. This dilutive transaction was treated as if the Company sold a proportional share of its investment in the Affiliate Company.

Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the three months ended March 31, 2020, were $0 or 0% of the Company’s total revenue, a decrease of 100% from $1,733,497 of the same quarter last year. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of March 31, 2020 and December 31, 2019, the net amount due from the Affiliate Company and its subsidiaries, was $20,026,310 and $31,330,763, respectively. As of March 31, 2020 and December 31, 2019 the net amount due from the Affiliate Company and its subsidiaries included $2,021,512 and $2,056,564 interest receivable related to the loan lent to the Affiliate Company, but didn’t include any outstanding loan principal.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $ 2,821,830 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,091,653 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 13.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments. The Company expects the likelihood of incurring losses in connection with this matter to be low.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of March 31, 2020 and December 31, 2019, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$2,130,824	$5,222,525
China	4,241,600	12,845,935
Total	$6,372,424	$18,068,460

Major products
EV parts	$2,081,335	$12,771,440
EV products	255,819	-
Off-road vehicles	4,035,270	5,297,020
Total	$6,372,424	$18,068,460

Timing of revenue recognition
Products transferred at a point in time	$6,372,424	$18,068, 460

NOTE 25 - SUBSEQUENT EVENT

On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $34.4 million) under the Repurchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminologies, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminologies, although not all forward-looking statements contain such terms.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2019 Form 10-K and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2019 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

We are one of the leading manufacturers of EV products (through Kandi Hainan and the Affiliate Company), EV parts and off-road vehicles in China. For the three months ended March 31, 2020, we recognized total revenue of $6,372,424 as compared to $18,068,460 for the three months ended March 31, 2019, a decrease of $11,696,036 or 64.7%. For the three months ended March 31, 2020, we recorded $1,167,259 of gross profit, a decrease of 62.8% from the same quarter of 2019. Gross margin for the three months ended March 31, 2020 was 18.3%, compared to 17.4% for the same quarter of 2019. We recorded a net loss of $1,574,646 for the three months ended March 31, 2020, compared to a net loss of $4,409,472 in the same quarter of 2019, a decrease in net loss of $2,834,826 or 64.3%.

The spread of COVID-19 around China and other parts of the world in the first quarter of 2020 has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China has fully resumed in early March 2020, the COVID-19 will affect the Company’s business performance in 2020. However, the extent to which the COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

The COVID outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou's power electric motor and Jinhua Ankao’s power battery pack. Our products aimed at this market combines our motors and battery packs into a dynamic power train system. Through extensive product trials, we are able to meet a leading standard in China, and thus will go into mass production this month. As this business is developing quickly and progressing, the Company will consider to merge Yongkang Scrou and Jinhua Ankao into a single specialized powertrain technology company.

The Company originally planned to export 2,000 to 5,000 units electric vehicles to the U.S. in 2020, but due to the COVID-19 pandemic in the first half of 2020, the plan should be adjusted according to the situation of COVID-19 control in the U.S.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	% of Revenue	March 31, 2019	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$6,372,424	100.0%	$16,334,963	90.4%	(9,962,539)	(61.0)%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	-	0.0%	1,733,497	9.6%	(1,733,497)	(100.0)%

REVENUES, NET	6,372,424		18,068,460		(11,696,036)	(64.7)%

COST OF GOODS SOLD	(5,205,165)	(81.7)%	(14,932,023)	(82.6)%	9,726,858	(65.1)%

GROSS PROFIT	1,167,259	18.3%	3,136,437	17.4%	(1,969,178)	(62.8)%

OPERATING EXPENSES:
Research and development	(640,240)	(10.0)%	(537,433)	(3.0)%	(102,807)	19.1%
Selling and marketing	(878,306)	(13.8)%	(618,003)	(3.4)%	(260,303)	42.1%
General and administrative	(3,066,735)	(48.1)%	(2,039,528)	(11.3)%	(1,027,207)	50.4%
Total Operating Expenses	(4,585,281)	(72.0)%	(3,194,964)	(17.7)%	(1,390,317)	43.5%

LOSS FROM OPERATIONS	(3,418,022)	(53.6%)	(58,527)	(0.3)%	(3,359,495)	5740.1%

OTHER INCOME (EXPENSE):
Interest income	338,944	5.3%	252,404	1.4%	86,540	34.3%
Interest expense	(982,934)	(15.4)%	(439,183)	(2.4)%	(543,751)	123.8%
Change in fair value of contingent consideration	3,792,000	59.5%	89,000	0.5%	3,703,000	4160.7%
Government grants	11,099	0.2%	47,724	0.3%	(36,625)	(76.7)%
Gain from equity dilution in the Affiliate Company	-	0.0%	4,365,390	24.2%	(4,365,390)	(100.0)%
Share of loss after tax of the Affiliate Company	(1,102,770)	(17.3)%	(9,949,158)	(55.1)%	8,846,388	(88.9)%
Other income , net	19,650	0.3%	474,390	2.6%	(454,740)	(95.9)%
Total other income (expense), net	2,075,989	32.6%	(5,159,433)	(28.6)%	7,235,422	(140.2)%

LOSS BEFORE INCOME TAXES	(1,342,033)	(21.1)%	(5,217,960)	(28.9)%	3,875,927	(74.3)%

INCOME TAX (EXPENSE) BENEFIT	(232,613)	(3.7)%	808,488	4.5%	(1,041,101)	(128.8)%

NET LOSS	(1,574,646)	(24.7)%	(4,409,472)	(24.4)%	2,834,826	(64.3)%

(a) Revenue

For the three months ended March 31, 2020, our revenue was $6,372,424 compared to $18,068,460 for the same period of 2019, representing a decrease of $11,696,036 or 64.7%. The decrease in revenue was mainly due to the decrease in EV parts sales, which was primarily due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter of 2020 which significantly affected our production and the demand from the customers.

The following table summarizes our revenues by product types for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	Sales	Sales
EV parts	$2,081,335	$12,771,440
EV products	255,819	-
Off-road vehicles	4,035,270	5,297,020
Total	$6,372,424	$18,068,460

EV Parts

During the three months ended March 31, 2020, our revenues from the sales of EV parts were $2,081,335, representing a decrease of $10,690,105 or 83.7% from $12,771,440 for the same quarter of 2019.

Our revenue for the three months ended March 31, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 32.7% of total sales.

During the three months ended March 31, 2020 and 2019, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 0% and 10% of our total net revenue for the quarter, respectively.

EV Products

During the three months ended March 31, 2020, our revenue from the sale of EV Products was $255,819, which was due to the export sales of Hainan factories’ products. There weren’t any EV products sales in the same quarter of 2019.

Off-Road Vehicles

During the three months ended March 31, 2020, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $4,035,270, representing a decrease of $1,261,750 or 23.8% from $5,297,020, for the same quarter of 2019. The decrease was mainly due to the sales decrease as a result of the outbreak of COVID-19 in the first quarter of 2020.

Our off-road vehicles business line accounted for approximately 63.3% of our total net revenue for the three months ended March 31, 2020.

The following table shows the breakdown of our net revenues:

	Three Months Ended March 31
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$2,130,824	$5,222,525
China	4,241,600	12,845,935
Total	$6,372,424	$18,068,460

Major products
EV parts	$2,081,335	$12,771,440
EV products	255,819	-
Off-road vehicles	4,035,270	5,297,020
Total	$6,372,424	$18,068,460

Timing of revenue recognition
Products transferred at a point in time	$6,372,424	$18,068,460

(b) Cost of goods sold

Cost of goods sold was $5,205,165 during the three months ended March 31, 2020, representing a decrease of $9,726,858, or 65.1%, compared to $14,932,023 for the same period of 2019. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended March 31, 2020 and 2019 are as set forth below:

	Three Months Ended March 31,
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,081,335	1,858,130	223,205	10.7%	$12,771,440	10,809,566	1,961,874	15.4%
EV products	255,819	241,387	14,432	5.6%	-	-	-	-
Off-road vehicles	4,035,270	3,105,648	929,622	23.0%	5,297,020	4,122,457	1,174,563	22.2%
Total	$6,372,424	5,205,165	1,167,259	18.3%	$18,068,460	14,932,023	3,136,437	17.4%

Gross profit for the first quarter of 2020 decreased 62.8% to $1,167,259, compared to $3,136,437 for the same period last year. This was primarily attributable to the sales decrease, which was primarily due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter of 2020. Our gross margin increased to 18.3% compared to 17.4% for the same period of 2019. The increase in our gross margin was mainly due to the sales under SC which has increased the unit price for the parts since end of 2019 as well as introducing the sales of ATVs that brought higher margin than other off-road vehicles such as UTVs since May 2019.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $640,240 for the first quarter of 2020, an increase of $102,807 or 19.1% compared to $537,433 for the same period of last year. The increase was mainly due to the R&D expense related to the technology upgrading of the Company’s products.

(e) Sales and marketing

Selling and distribution expenses were $878,306 for the first quarter of 2020, compared to $618,003 for the same period last year, representing an increase of $260,303 or 42.1%. The increase was primarily attributable to the increasing labor and advertising expenses in connection with the expansion the U.S. electric vehicle market.

(f) General and administrative expenses

General and administrative expenses were $3,066,735 for the first quarter of 2020, compared to $2,039,528 for the same period last year, representing an increase of $1,027,207 or 50.4%. For the three months ended March 31, 2020, general and administrative expenses included $22,925 as expenses for common stock awards and stock options to employees and Board members, compared to $31,675 of common stock awards and stock options expenses for the same period in 2019. Besides stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2020 were $3,043,810, representing an increase of $1,035,957, from $2,007,853 for the same period of 2019, which was largely due to a portion of depreciation of Hainan facilities related to abnormal amounts from idle capacity being charged to administrative expenses instead of cost of goods sold for the period incurred.

(g) Interest income

Interest income was $338,944 for the first quarter of 2020, representing an increase of $86,540 or 34.3% compared to $252,404 for the same period of last year. The increase was primarily attributable to interest earned on collateral for bank acceptance notes.

(h) Interest expenses

Interest expenses were $982,934 in the first quarter of 2020, representing an increase of $543,751 or 123.8% compared to $439,183 for the same period of last year. The increase was primarily due to the interest expense of Hainan factory’s long-term debt.

(i) Change in fair value of contingent consideration

For the first quarter of 2020, the gain related to changes in the fair value of contingent consideration was $3,792,000, an increase of $3,703,000 or 4160.7% compared to gain related to changes in the fair value of contingent consideration of $89,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $11,099 for the first quarter of 2020, compared to $47,724 for the same quarter last year, representing a decrease of $36,625, or 76.7%, which was largely attributable to the one-time subsidies Jinhua An Kao received in the first quarter of 2019.

(k) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the first quarter of 2020, compared to $4,365,390 for the same quarter last year, which was primarily due to gain from the conversion of the loan into equity in the Affiliate Company in March 2019. Pursuant to the Equity Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.3 million) from Geely Group to equity in order to increase its cash flow (for details please refer to Note 22 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY).

(l) Share of loss after tax of the Affiliate Company

For the first quarter of 2020, our share of loss of the Affiliate Company was $1,102,770 as compared to share of loss of $9,949,158 for the same period of last year, representing a decrease of share of loss of $8,846,388, which was largely attributable to the decreased operating expenses of the Affiliate Company, as well as the fact that our equity interests of the Affiliate Company has been decreased to 22% from 43.47% after the equity dilution and equity transfer in 2019.

(m) Other income, net

Net other income was $19,650 for the first quarter of 2020, representing a decrease of $454,740 or 95.9% compared to net other income of $474,390 for the same period of last year, which was largely due to the reversal of accrued after-sale service fees of Jinhua An Kao, which has been evaluated by management in the first quarter of 2019, which subsequently concluded that this accrued liability will not be incurred.

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

Our actual effective income tax rate for the first quarter of 2020 was a tax expense of 17.33% on a reported loss before taxes of approximately $1.3 million, compared to a tax benefit of 15.49% on a reported loss before taxes of approximately $5.2 million for the same period of last year.

(o) Net loss

Net loss was $1,574,646 for the first quarter of 2020, representing a decrease loss of $2,834,826 compared to net loss $4,409,472 for the same period of last year. The decrease in loss was primarily attributable to the decreased share of loss of the Affiliate Company and increased gain related to changes in the fair value of contingent consideration, offset by the decreased gain from equity dilution in the Affiliate Company and decreased gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(26,526,069)	$(14,037,641)
Net cash provided by (used in) investing activities	11,460,291	(300,704)
Net cash provided by financing activities	8,452,964	-
Net decrease in cash and cash equivalents and restricted cash	(6,612,814)	(14,338,345)
Effect of exchange rate changes on cash	(145,928)	446,948
Cash and cash equivalents and restricted cash at beginning of year	16,512,635	22,353,071
Cash and cash equivalents and restricted cash at end of period	9,753,893	8,461,674

For the first quarter of 2020, cash used in operating activities was $26,526,069, as compared to cash used in operating activities of $14,037,641 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first quarter of 2020 were a decrease of accounts receivable of $5,540,503 and a decrease of amount due from the Affiliate Company of $4,187,038. The major operating activity that used cash for first quarter of 2020 was a decrease of notes payable of $10,745,294.

For the first quarter of 2020, cash derived from investing activities was $11,460,291, as compared to cash used in investing activities of $300,704 for the same period of last year. The major investing activities that provided cash for the first quarter of 2020 were an increase of cash received from equity sale in Affiliate Company of $11,461,646. The major investing activities that used cash for first quarter of 2020 were $1,355 used for the purchases of property, plant and equipment.

For the first quarter of 2020, cash derived from financing activities was $8,452,964, as compared to cash used in financing activities of $0 for the same period of last year. The major financing activities that provided cash for the first quarter of 2020 were proceeds from short-term bank loans of $8,452,964.

Working Capital

We had a working capital of $60,671,426 at March 31, 2020, which reflects a decrease of $3,027,271 from a working capital of $63,698,697 as of December 31, 2019.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($75 million). Payments to Kandi Vehicles shall be made in three installments as we disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. The transaction includes additional financial incentives. If Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($71 million) over the next eight years. Kandi Vehicles intends to use the proceeds from the land repurchase to fund the land use acquisition and factory construction in the New Energy Automotive Zone, and to fund growth initiatives and general corporate purposes. On May 22, 2020, the Company received the first payment of RMB 244 million (USD34.4 million) under the Repurchase Agreement.

Contractual Obligations and Off-balance Sheet Arrangements

Short-term and long-term Loans:

For the discussion of short-term and long-term loans, please refer to Note 17 - Short-term and Long-term Loans under Notes to Condensed Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 23 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

The COVID outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou's power electric motor and Jinhua Ankao’s power battery pack. Our products aimed at this market combines our motors and battery packs into a dynamic power train system. Through extensive product trials, we are able to meet a leading standard in China, and thus will go into mass production this month. As this business is developing quickly and progressing, the Company will consider to merge Yongkang Scrou and Jinhua Ankao into a single specialized powertrain technology company.

Recently, Mr. Hu Xiaoming, CEO of the Company, has been in discussions with Mr. Ying Jiawei, CEO of Hangzhou Chic Intelligent Technology Co., Ltd. (“Hangzhou Chic”), a leading high tech company that is well-recognized as a major exporter in intelligent balance scooter sector. They have agreed to have Kandi to start using its power trains system to produce balance scooters for Hangzhou Chic. Hangzhou Chic has accumulated more than 500 technical patents in the balance scooter sector and is an original developer in the balance scooter products. Their leading and innovative technology has broadly penetrated this market. Each year, about ten million scooters using their patents are produced. We believe this can be a productive partnership, as we marry their technology expertise with our manufacturing prowess and technology advantages.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Vehicles Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone (Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020)
10.2	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 21, 2020)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2020	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2020	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)