Form 10-Q
period 2020-06-30
Kandi Technologies Group, Inc.
filed 2020-08-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

As of August 5, 2020, the registrant had 56,521,702 shares of common stock issued and 54,600,758 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(UNAUDITED)
Current assets
Cash and cash equivalents	$3,457,498	$5,490,557
Restricted cash	3,221,053	11,022,078
Accounts receivable (net of allowance for doubtful accounts of $251,012 and $254,665 as of June 30, 2020 and December 31, 2019, respectively)	60,020,455	61,181,849
Inventories	28,245,267	27,736,566
Notes receivable	-	42,487,225
Other receivables	42,661,342	5,019,971
Prepayments and prepaid expense	10,407,572	10,615,063
Amount due from the Affiliate Company, net	20,107,347	31,330,763
Other current assets	13,283,400	688,364
TOTAL CURRENT ASSETS	181,403,934	195,572,436

LONG-TERM ASSETS
Property, plant and equipment, net	69,907,964	74,407,858
Intangible assets	3,298,384	3,654,772
Land use rights, net	8,765,196	11,272,815
Investment in the Affiliate Company	42,490,448	47,228,614
Goodwill	27,962,871	28,270,400
Other long term assets	10,529,348	10,811,501
TOTAL Long-Term Assets	162,954,211	175,645,960

TOTAL ASSETS	$344,358,145	$371,218,396

CURRENT LIABILITIES
Accounts payable	$59,656,133	$72,093,940
Other payables and accrued expenses	4,239,760	6,078,041
Short-term loans	-	25,980,364
Notes payable	2,971,053	10,765,344
Income tax payable	2,901,610	1,796,601
Advance receipts	18,497,676	-
Long term loans - current portion	16,128,576	13,779,641
Other current liability	1,421,364	1,379,808
Total Current Liabilities	105,816,172	131,873,739

LONG-TERM LIABILITIES
Long term loans	11,712,415	14,353,792
Deferred taxes liability	3,448,922	1,362,786
Contingent consideration liability	2,334,000	5,197,000
Other long-term liability	565,915	574,152
Total Long-Term Liabilities	18,061,252	21,487,730

TOTAL LIABILITIES	123,877,424	153,361,469

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,273,102 and 56,263,102 shares issued and 54,352,158 and 52,839,441 outstanding at June 30,2020 and December 31,2019, respectively	54,352	52,839
Less: Treasury stock (487,155 shares with average price of $5.09 at June 30,2020 and December 31,2019, respectively )	(2,477,965)	(2,477,965)
Additional paid-in capital	262,878,585	259,691,370
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at June 30,2020 and December 31,2019, respectively)	(14,205,339)	(16,685,736)
Accumulated other comprehensive loss	(25,768,912)	(22,723,581)
TOTAL STOCKHOLDERS’ EQUITY	220,480,721	217,856,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,358,145	$371,218,396

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUES FROM UNRELATED PARTY, NET	$19,436,120	$20,056,696	$25,808,544	$36,391,659
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	956	4,089,534	956	5,823,031

REVENUES, NET	19,437,076	24,146,230	25,809,500	42,214,690

COST OF GOODS SOLD	(15,900,298)	(19,944,076)	(21,105,463)	(34,876,099)

GROSS PROFIT	3,536,778	4,202,154	4,704,037	7,338,591

OPERATING INCOME (EXPENSES):
Research and development	(1,149,901)	(632,590)	(1,790,141)	(1,170,023)
Selling and marketing	(763,666)	(899,478)	(1,641,972)	(1,517,481)
General and administrative	(3,907,191)	(5,623,798)	(6,973,926)	(7,663,326)
Gain on disposal of long-live asset	13,907,574	-	13,907,574	-
Total Operating Income (Expenses)	8,086,816	(7,155,866)	3,501,535	(10,350,830)

INCOME (LOSS) FROM OPERATIONS	11,623,594	(2,953,712)	8,205,572	(3,012,239)

OTHER INCOME (EXPENSES):
Interest income	221,792	97,814	560,736	350,218
Interest expense	(1,123,056)	(429,355)	(2,105,990)	(868,538)
Change in fair value of contingent consideration	(929,000)	548,000	2,863,000	637,000
Government grants	86,799	175,319	97,898	223,043
Gain from equity dilution in the Affiliate Company	-	(24,131)	-	4,341,259
Share of loss after tax of the Affiliate Company	(2,978,529)	(4,500,201)	(4,081,299)	(14,449,359)
Other income (expenses), net	1,043,335	(174,597)	1,062,985	299,793
Total other expenses, net	(3,678,659)	(4,307,151)	(1,602,670)	(9,466,584)

INCOME (LOSS) BEFORE INCOME TAXES	7,944,935	(7,260,863)	6,602,902	(12,478,823)

INCOME TAX (EXPENSE) BENEFIT	(3,889,889)	(57,295)	(4,122,502)	751,193

NET INCOME (LOSS)	4,055,046	(7,318,158)	2,480,400	(11,727,630)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	477,734	(4,915,589)	(3,045,331)	488,439

COMPREHENSIVE INCOME (LOSS)	$4,532,780	$(12,233,747)	$(564,931)	$(11,239,191)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	53,369,602	52,806,331	52,862,043	52,189,237
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	53,369,602	52,806,331	52,862,043	52,189,237

NET INCOME (LOSS) PER SHARE, BASIC	$0.08	$(0.14)	$0.05	$(0.22)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.08	$(0.14)	$0.05	$(0.22)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	51,484,444	$51,484	$-	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874
Stock issuance and award	1,096,397	1,097	-	3,387,379	-	-	3,388,476
Net income (loss)	-	-	-	-	(4,409,472)	-	(4,409,472)
Foreign currency translation	-	-	-	-	-	5,404,028	5,404,028

Balance, March 31, 2019	52,580,841	$52,581	$-	$258,377,036	$(13,906,481)	$(14,517,230)	$230,005,906
Stock issuance and award	238,600	238		1,259,569			1,259,807
Net income (loss)					(7,318,158)		(7,318,158)
Foreign currency translation						(4,915,589)	(4,915,589)

Balance, June 30, 2019	52,819,441	52,819	-	259,636,605	(21,224,639)	(19,432,819)	219,031,966

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net income (loss)	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)

Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516
Stock issuance and award	1,502,717	1,503	-	3,164,925	-	-	3,166,428
Net income (loss)	-	-	-	-	4,055,043	-	4,055,043
Foreign currency translation	-	-	-	-	-	477,734	477,734

Balance, June 30, 2020	54,352,158	54,352	(2,477,965)	262,878,585	(14,205,339)	(25,768,912)	220,480,721

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,480,400	$(11,727,630)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,022,676	4,376,097
Impairments	(148,054)	59,799
Allowance for doubtful accounts	-	15,543
Deferred taxes	2,089,505	51,275
Share of loss after tax of the Affiliate Company	4,081,299	14,449,359
Gain from equity dilution in the Affiliate Company	-	(4,341,259)
Gain on disposal of long-live asset	(13,907,574)	-
Change in fair value of contingent consideration	(2,863,000)	(637,000)
Stock compensation cost	847,546	1,314,408

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(1,431,388)	(16,560,338)
Notes receivable	-	250,593
Notes receivable from the Affiliate Company and related party	-	442,223
Inventories	(743,483)	(7,093,904)
Other receivables and other assets	(11,248,701)	(6,258,341)
Advances to supplier and prepayments and prepaid expenses	(12,586,777)	708,825
Amount due from the Affiliate Company	4,129,516	(4,128,506)

Increase (Decrease) In:
Accounts payable	(282,560)	387,505
Other payables and accrued liabilities	736,715	7,868,402
Notes payable	(10,664,922)	(10,161,233)
Income tax payable	1,161,312	(2,134,722)
Net cash used in by operating activities	$(34,327,490)	$(33,118,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(59,670)	(512,707)
Proceeds from disposal of long-live asset	34,696,547	-
Cash received from equity sale in the Affiliate Company	15,641,886	-
Advance receipts of equity transfer	-	14,740,783
Net cash provided by investing activities	$50,278,763	$14,228,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	24,031,625	17,541,532
Repayments of short-term loans	(49,769,638)	(15,920,046)
Proceeds from long-term loans	394,116	-
Repayments of long-term loans	(284,398)	(147,408)
Net cash (used in) provided by financing activities	$(25,628,295)	$1,474,078

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,677,022)	(17,416,750)
Effect of exchange rate changes on cash	(157,062)	246,604
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,512,635	22,353,071

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,678,551	5,182,925
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,457,498	3,608,933
-RESTRICTED CASH AT END OF PERIOD	3,221,053	1,573,992

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	870,082	1,199,807
Interest paid	641,213	868,538

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”, d/b/a Kandi America).

The Company’s organizational chart as of the date of this report is as follows:

In June 2020, Jinhua An Kao Power Technology Co., Ltd. changed its name to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”).

The Company’s original primary business operations consist of designing, developing, manufacturing and commercializing EV products (through Kandi Electric Vehicles (Hainan) Co., Ltd. and the Affiliate Company), EV parts and off-road vehicles. The COVID-19 outbreak has seriously impacted the EV market in 2020. As a result, the Company plans to manufacture and sell a number of ancillary products aimed at the dynamic power train system of intelligent transportation. For example, the dynamic power train system of Electric Scooters and Electric Self-Balancing Vehicles. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit its advantages in the Yongkang Scrou Electric Co, Ltd.’s power electric motor and Kandi Smart Battery Swap’s power battery pack. The products aimed at this market combine the Company’s motors and battery packs into a dynamic power train system. As part of its strategic objective of becoming a leading manufacturer of EV products (through the Affiliate Company) and related services, in the future, the Company will increase its focus on pure EV-related products and intelligent transportation dynamic power train system, and is actively pursuing expansion in the domestic and foreign markets.

NOTE 2 - LIQUIDITY

The Company had working capital of $75,587,762 as of June 30, 2020, an increase of $11,889,065 from the working capital of $63,698,697 as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were $3,457,498 and $5,490,557, respectively. The Company’s restricted cash was $3,221,053 and $11,022,078, respectively.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($74 million). Payments to Kandi Vehicles shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates totaling up to RMB 500 million ($71 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $35 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $17 million) under the Repurchase Agreement. The final payment of RMB 162 million ($22.9 million) will be received when the Company vacates the land, factory buildings, and other real estate and moved to the new facility. Kandi Vehicles intends to use a portion of the proceeds from the land repurchase (approximately RMB 130 million, or $18.4 million) to fund the land use acquisition and factory construction in the New Energy Automotive Zone, and use the rest portion to fund growth initiatives and for general corporate purposes. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Although the Company has paid off all the short-term bank loans as of June 30, 2020, it still retains the credit line, which can be used at any time when the Company has special needs. In addition, the Company received the remaining RMB186 million (approximately $26.3 million) equity transfer payment from Geely in July, 2020. The management believes that the Company currently has sufficient working capital to support its ongoing operations for the next twelve months.

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

Beginning in 2020, a strain of new coronavirus (“COVID-19”) has spread globally and at this point, the extent to which the COVID-19 may impact operations of the Company is uncertain. The extent of the impact of the COVID-19 on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

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

(6)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Kandi Vehicles, incorporated under the laws of the PRC.

(7)	SC Autosports, a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

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

(v) Reclassification

Certain reclassifications have been made to the condensed consolidated statements of cash flows for six months ended June 30, 2019 to conform to the presentation of consolidated financial statement for six months ended June 30, 2020. The Company reclassified the following 1) grouping due from employees into other receivables and other assets; 2) grouping customer deposits and deferred income into other payables and accrued liabilities.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and do not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended June 30, 2020, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
Major Customers	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	June 30, 2020	December 31, 2019
Customer A	57%	36%	66%	55%
Customer B	15%	27%	6%	5%

For the six-month period ended June 30, 2020, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
Major Customers	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	June 30, 2020	December 31, 2019
Customer A	51%	47%	66%	55%
Customer B	15%	18%	6%	5%

(b) Suppliers

For the three-month period ended June 30, 2020, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	June 30, 2020	December 31, 2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	59%	69%	13%	8%
Supplier C	24%	13%	-	-

For the six-month period ended June 30, 2020, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	June 30, 2020	December 31, 2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	59%	48%	13%	8%
Supplier C	25%	15%	-	-

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options and due to the loss from operations, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the three-month and six-month period ended June 30, 2020.

The following is the calculation of earnings per share for the three-month and six-month periods ended June 30, 2020 and 2019:

	For three months ended
	June 30,
	2020	2019
Net income (loss)	$4,055,046	$(7,318,158)
Weighted average shares used in basic computation	53,369,602	52,806,331
Dilutive shares	-	-
Weighted average shares used in diluted computation	53,369,602	52,806,331
Income (loss) per share:
Basic	$0.08	$(0.14)
Diluted	$0.08	$(0.14)

	For six months ended
	June 30,
	2020	2019
Net income (loss)	$2,480,400	$(11,727,630)
Weighted average shares used in basic computation	52,862,043	52,189,237
Dilutive shares	-	-
Weighted average shares used in diluted computation	52,862,043	52,189,237
Income (loss) per share:
Basic	$0.05	$(0.22)
Diluted	$0.05	$(0.22)

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2020	2019
Accounts receivable	$60,271,467	$61,436,514
Less: allowance for doubtful accounts	(251,012)	(254,665)
Accounts receivable, net	$60,020,455	$61,181,849

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2020	2019
Raw material	$10,022,590	$12,127,957
Work-in-progress	11,369,771	4,545,736
Finished goods	6,852,906	11,062,873
Inventories	$28,245,267	$27,736,566

NOTE 12 - NOTES RECEIVABLE

As of June 30, 2020, there was $0 notes receivable from unrelated parties. As of December 31, 2019, there was $42,487,225 notes receivable from unrelated parties, which was commercial acceptance notes from payments for equity transfer of the Affiliate Company , among which $15,562,661 had been collected during first half of 2020 and the rest were considered as other receivables (refer to Note 22-summarized information of equity method investment in the Affiliate Company).

NOTE 13 - OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	December 31,
	2020	2019
Amount due from unrelated party for equity transfer of the Affiliate company	$26,315,045	$-
Loan to third party	13,726,757	3,577,145
Others	2,619,540	1,442,826
Total other receivables	$42,661,342	$5,019,971

As of June 30, 2020, the Company’s other receivable includes $26,315,045 amount due from unrelated party for equity transfer of the Affiliate Company (refer to Note 22-summarized information of equity method investment in the Affiliate Company). As of June 30, 2020 and December 31, 2019, the Company’s other receivable includes $13,726,757 and $3,577,145 short-term loan lent to an unrelated party with a 6% annual interest rate to maximize the use of idled cash. This loan can be redeemed at any time.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of June 30, 2020 and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
At cost:
Buildings	$30,017,395	$30,447,480
Machinery and equipment	62,128,182	62,973,794
Office equipment	1,041,911	1,048,651
Motor vehicles and other transport equipment	412,260	413,046
Molds and others	25,467,098	25,836,241
	119,066,846	120,719,212
Less : Accumulated depreciation
Buildings	$(6,396,987)	$(5,975,030)
Machinery and equipment	(16,735,598)	(14,127,506)
Office equipment	(611,384)	(537,829)
Motor vehicles and other transport equipment	(369,453)	(360,098)
Molds and others	(25,045,460)	(25,310,891)
	(49,158,882)	(46,311,354)
Property, plant and equipment, net	$69,907,964	$74,407,858

As of June 30, 2020 and December 31, 2019, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $0 and $6,484,497, respectively. Also see Note 17.

Depreciation expenses for the three months ended June 30, 2020 and 2019 were $1,750,013 and $1,876,569, respectively. Depreciation expenses for the six months ended June 30, 2020 and 2019 were $3,530,165 and $3,892,028, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	June 30,	December 31,
	useful life	2020	2019
Gross carrying amount:
Trade name	1.5 years	$492,235	$492,235
Customer relations	1.5 years	304,086	304,086
Patent	5-6.67 years	4,499,024	4,564,506.00
		5,295,345	5,360,827
Less : Accumulated amortization
Trade name		$(414,426)	$(389,053)
Customer relations		(256,017)	(240,342)
Patent		(1,326,518)	(1,076,660)
		(1,996,961)	(1,706,055)
Intangible assets, net		$3,298,384	$3,654,772

The aggregate amortization expenses for those intangible assets were $ 152,846 and $157,967 for the three months ended June 30, 2020 and 2019, respectively. The aggregate amortization expenses for those intangible assets were $307,702 and $317,470 for the six months ended June 30, 2020 and 2019, respectively.

Amortization expenses for the next five years and thereafter are as follows:

2020 (Six months)	$307,702
2021	615,403
2022	536,044
2023	533,308
2024	533,308
Thereafter	772,619
Total	$3,298,384

NOTE 16 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2020	2019
Cost of land use rights	$11,531,218	$14,731,847
Less: Accumulated amortization	(2,766,022)	(3,459,032)
Land use rights, net	$8,765,196	$11,272,815

During June 2020, $2.2 million of land use rights was returned to the government as the Company began to perform its obligations under the Repurchase Agreement.

As of June 30, 2020 and December 31, 2019, the net book value of land use rights pledged as collateral for the Company’s bank loans was $0 and $4,937,138, respectively. Also see Note 17.

The amortization expenses for the three months ended June 30, 2020 and 2019, were $79,751 and $82,837, respectively. The amortization expenses for the six months ended June 30, 2020 and 2019, were $160,712 and $166,599, respectively. Amortization expenses for the next five years and thereafter is as follows:

2020 (Six months)	$160,712
2021	321,424
2022	321,424
2023	321,424
2024	321,424
Thereafter	7,318,788
Total	$8,765,196

NOTE 17 - SHORT-TERM AND LONG-TERM LOANS

Short-term loans are summarized as follows:

	June 30,	December 31,
	2020	2019
Bank A

Interest rate 5.66% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	7,004,650

Interest rate 5.66% per annum, paid off on May 22, 2020,secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	4,621,921
Bank B
Interest rate 5.22% per annum, paid off on April 22, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	5,741,517
Interest rate 5.22% per annum, paid off on April 24, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
Interest rate 5.22% per annum, paid off on April 26, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
	$-	$25,980,364

Long-term loans are summarized as follows:

	June 30,	December 31,
	2020	2019
Long term bank loans:	$
Bank C
Interest rate 7% per annum, due on December 12, 2021, guaranteed by the Company’s subsidiaries.	27,446,875	28,133,433
Other long term loans:
Loan under Paycheck Protection Program①	244,116	-
Economic Injury Disaster Loan ②	150,000	-
Long term loans - current and noncurrent portion	$27,840,991	28,133,433

①	The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of June 30, 2020, we had received $244,116 under the PPP.

②	In addition, Economic Injury Disaster Loans (“EIDL”) through the SBA was also made available under the CARES Act passed by Congress in response to the COVID-19 pandemic. During June 2020, $150,000 of EIDL loan was approved with the term of a 3.75% rate over 30 years, and a 12-month deferment on the first repayment of principal with interest accrued during deferment.

The interest expenses of short-term and long-term loans for the three months ended June 30, 2020 and 2019 were $748,269 and $429,355, respectively. The interest expenses of short-term and long-term loans for the six months ended June 30, 2020 and 2019 were $1,590,317 and $868,538, respectively.

As of June 30, 2020, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

NOTE 18 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Kandi Vehicles and Kandi Smart Battery Swap qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Kandi Vehicles has successfully re-applied for such certificates when the its prior certificates expired. Kandi Smart Battery Swap has been qualified as HNTE since 2018. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s three other subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, the Affiliate Company and its subsidiaries is 25%.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2019, the management estimates that its effective tax rate will be favorably affected by non-taxable income such as the share of income of the Affiliate Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses for which it may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the six months ended June 30, 2020 and 2019 were a tax expense of 62.43% on a reported income before taxes of approximately $6.6 million, a tax benefit of 6.02% on a reported loss before taxes of approximately $12.5 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the six months ended June 30, 2020 and 2019 was tax expense of $4,122,502 and tax benefit of $751,193, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2020, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2020, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The aggregate NOLs in 2018 was $28.1 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The Company has $0 cumulative net operating loss in U.S. to carry forward as of June 30, 2020. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the six months ended June 30, 2020 and 2019, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2020 and 2019.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended
	June 30,
	2020	2019
Tax benefit (holiday) credit	$164,163	$169,810
Basic net income per share effect	$0.000	$0.000

(c) CARES Act

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not anticipate significant income tax impact on its financial and continue to examine the impacts this CARES Act may have on its business.

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

As of June 30, 2020, the Company’s right - of - use asset (grouped in other long term assets on the balance sheet) was $115,087 and lease liability (grouped in other current liability on the balance sheet) was $117,695. For the three months ended June 30, 2020, the Company’s operating lease cost was $35,000. For the six months ended June 30, 2020, the Company’s operating lease cost was $68,000.

Supplemental information related to operating leases was as follows:

Six months ended June 30, 2020
Cash payments for operating leases	$68,000

Maturities of lease liabilities as of June 30, 2020, were as follow:

Maturity of Lease Liabilities:	Lease payable
2020	$70,117
2021	47,578
Total	$117,695

NOTE 20 - CONTINGENT CONSIDERATION LIABILITY

On January 3, 2018, the Company completed the acquisition of 100% of the equity of Jinhua An Kao, currently known as Kandi Smart Battery Swap Co., Ltd. (“Kandi Smart Battery Swap”). The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock immediately prior to the closing of the acquisition valued at approximately $20.7 million to the former shareholders of Kandi Smart Battery Swap and his designees (the “KSBS Shareholders”), and may be required to pay future consideration of up to an additional 2,959,837 shares of common stock, which are being held in escrow and to be released contingent upon the achievement of certain net income-based milestones in the next three years. Any escrowed shares that are not released from escrow to the KSBS Shareholders as a result of the failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to such shares. For the year ended December 31, 2018, Kandi Smart Battery Swap achieved its first year net profit target. Accordingly, the KSBS Shareholders received 739,959 shares of Kandi’s restrictive common stock or 12.5% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. For the year ended December 31, 2019, Kandi Smart Battery Swap achieved its second year net profit target. Accordingly, the KSBS Shareholders received 986,810 shares of Kandi’s restrictive common stock or 16.67% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made following supplements to Condition III of the original Supplementary Agreement: The transferor has the right to receive a total of 20.83% of total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50,000,000 or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued subject to US GAAP.

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports (d/b/a Kandi America). The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock immediately prior to the closing of the acquisition valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration of up to an additional 1,547,721 shares of common stock of the Company, which are being held in escrow and to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members due to the failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. Accordingly, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of the total equity consideration in the purchase price. For the year ended December 31, 2019, SC Autosports achieved its second year pre-tax profit target. Accordingly, the former members of SC Autosports received 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the KSBS Shareholders and SC Autosports’ former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of income.

As of June 30, 2020 and December 31, 2019, the Company’s contingent consideration liability was $2,334,000 and $5,197,000, respectively. The decrease in contingent consideration liability was mainly due to the decrease of the forecast of SC Autosports’ third year net income as of June 30, 2020.

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

On January 29, 2019, the Board appointed Ms. Zhu Xiaoying as interim Chief Financial Officer. Ms. Zhu was entitled to receive 10,000 shares of the common stock annually under the Company’s 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) as a year-end equity bonus. Effective May 15, 2020, Ms. Zhu resigned from her position as interim Chief Financial Officer of the Company.

On May 15, 2020, the Board appointed Mr. Jehn Ming Lim as the Chief Financial Officer. Mr. Lim was entitled to receive 6,000 shares of the common stock annually, which shall be issuable evenly on each six-month anniversary hereof.

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

For the three months ended June 30, 2020 and 2019, the Company recognized $824,621 and $1,282,733 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $847,546 and $1,314,408 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

On March 21, 2019, Kandi Vehicles signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.4 million) from Geely last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $339.5 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. Kandi Vehicles further agree to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $73.0 million). Kandi Vehicles shall own 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company had received payments in cash totaling RMB 220 million (approximately $31.1 million) and certain commercial acceptance notes of RMB 296 million (approximately $41.9 million) from Geely, of which RMB 140 million (approximately $19.8 million) shall mature on January 20, 2020 and the remaining RMB 156 million (approximately $22.1 million) shall mature on March 29, 2020. As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company recognized the gain from equity sale of $20,438,986. As of June 30, 2020, RMB 110 million (approximately $15.6 million) of the commercial acceptance notes has been collected. And the remaining RMB186 million (approximately $26.3 million) has been collected on July 27, 2020.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. The Company recorded 22% of the Affiliate Company’s loss for the first half of 2020.

The consolidated results of operations and financial position of the Affiliate Company are summarized below:

	Three Months ended
	June 30,
	2020	2019
Condensed income statement information:
Net sales	$16,456,551	$2,828,732
Gross loss	(2,304,516)	(2,606,809)
Gross margin	-14.0%	-92.2%
Net loss	(13,535,506)	(10,359,258)

	Six Months ended
	June 30,
	2020	2019
Condensed income statement information:
Net sales	$23,083,813	$4,085,605
Gross loss	(2,642,287)	(2,628,351)
Gross margin	-11.4%	-64.3%
Net loss	(18,572,368)	(30,550,572)

	June 30,	December 31,
	2020	2019
Condensed balance sheet information:
Current assets	$561,723,436	$640,688,401
Noncurrent assets	52,287,099	64,589,516
Total assets	$614,010,535	$705,277,917
Current liabilities	420,915,948	490,625,640
Equity	193,094,587	214,652,277
Total liabilities and equity	$614,010,535	$705,277,917

Note: The following table illustrates the captions used in the Company’s Income Statements for its equity based investment in the Affiliate Company.

The Company’s equity method investments in the Affiliate Company for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months ended
	June 30,
	2020	2019
Investment in the Affiliate Company, beginning of the period,	$47,228,614	$128,929,893
Gain from equity dilution	-	4,341,259.00
Company’s share in net (loss) income of Affiliate based on 22% ownership for six months ended June 30, 2020 and 50% ownership for three months ended March 31, 2019, 43.47% ownership for three months ended June 30, 2019	(4,086,848)	(14,591,456)
Intercompany transaction elimination	-	(14,157)
Prior year unrealized profit realized	5,549	156,254
Subtotal	(4,081,299)	(14,449,359)
Exchange difference	(656,867)	323,099
Investment in Affiliate Company, end of the period	$42,490,448	$119,144,892

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

Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the three months ended June 30, 2020, were $ 956 or 0% of the Company’s total revenue, a decrease of 100% from $4,089,534 of the same quarter last year. Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the six months ended June 30, 2020, were $ 956 or 0% of the Company’s total revenue, a decrease of 100% from $5,823,031 of the same quarter last year. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of June 30, 2020 and December 31, 2019, the net amount due from the Affiliate Company and its subsidiaries, was $20,107,347 and $31,330,763, respectively. As of June 30, 2020 and December 31, 2019 the net amount due from the Affiliate Company and its subsidiaries included $2,053,131 and $2,056,564 interest receivable related to the loan lent to the Affiliate Company, but didn’t include any outstanding loan principal.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $ 2,829,575 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

On September 29, 2015, the Company entered into a guarantee contract to serve as the guarantor of Zhejiang Shuguang Industrial Co., Ltd. (“ZSICL”) for a bank loan in the amount of $4,102,883 (RMB 29 million) from Ping An Bank, with a related loan period of September 29, 2015, to September 28, 2016. ZSICL is not related to the Company. Under this guarantee contract, the Company agreed to perform all the obligations of ZSICL under the loan contract if ZSICL failed to perform its obligations as set forth therein. In August 2016, Ping An Bank Yiwu Branch (“Ping An Bank”) filed a lawsuit against ZSICL, the Company, and three other parties in Zhejiang Province People’s Court in Yiwu City, alleging ZSICL defaulted on a bank loan it had borrowed from Pin An Bank for a principal amount of RMB 29 million or approximately $4.2 million (the “Principal”), for which the Company was a guarantor along with other three parties. On December 25, 2016, the court ruled that ZSICL should repay Ping An Bank the principal and associated interest remaining on the bank loan within 10 days once the adjudication was effective. Additionally, the court found that the Company and the three other parties, acting as guarantors, have joint liability for this bank loan. On July 31, 2017, the Company and Ping An Bank reached an agreement to settle. According to the agreement, the Company was to pay Ping An Bank RMB 20 million or approximately $3.0 million in four installments before October 31, 2017 to release the Company from its guarantor liability for this default. As of October 31, 2017, the Company has paid all four installments totaling RMB 20 million or approximately $3.0 million to Ping An Bank and thus the Company has been released from its guarantor liability for this default. According to the Company’s agreement with ZSICL, ZSICL agreed to reimburse all the Company’s losses due to ZSICL’s default on the loan principal and interests, of which RMB 13.9 million has been reimbursed to the Company as of the date of this report and the remainder is expected to be reimbursed in installments. The Company expects the likelihood of incurring losses in connection with this matter to be low.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of June 30, 2020 and December 31, 2019, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court and remains pending.

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

Separately, in connection with allegations of misconduct identified in pre-suit demands made by putative shareholders of Kandi, Kandi formed a Special Litigation Committee (“SLC”) and retained a Delaware law firm as independent counsel to the SLC to aid in the SLC’s investigation of, and to ultimately report on, the allegations of misconduct set forth in the pre-suit demands. In June 2020, the SLC recommended that it be dissolved in light of the ongoing derivative action pending in the Delaware Court of Chancery as referenced in the immediate above paragraph.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$8,571,281	$5,050,136
China	10,865,795	19,096,094
Total	$19,437,076	$24,146,230

Major products
EV parts	$12,514,548	$18,988,741
EV products	(1,913)	-
Off-road vehicles	6,564,415	5,157,489
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$19,437,076	$24,146,230

Timing of revenue recognition
Products transferred at a point in time	$19,437,076	$24,146,230
Total	$19,437,076	$24,146,230

The negative amount is due to exchange rate difference.

	Six Months Ended June 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,702,105	$10,272,661
China	15,107,395	31,942,029
Total	$25,809,500	$42,214,690

Major products
EV parts	$14,595,883	$31,760,181
EV products	253,906	-
Off-road vehicles	10,599,685	10,454,509
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$25,809,500	$42,214,690

Timing of revenue recognition
Products transferred at a point in time	$25,809,500	$42,214,690
Total	$25,809,500	$42,214,690

NOTE 25 - SUBSEQUENT EVENTS

On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $17 million) under the Repurchase Agreement.

In order to construct a new facility in the Jinhua New Energy Automotive Zone, on July 7, 2020, Kandi Vehicles entered in to a construction contract. The total contract amount was RMB 138.2 million (approximately $19.6 million).

On July 27, 2020, the Company received the remaining RMB186 million (approximately $26.3 million) equity transfer payment from Geely.

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

Overview

We are one of the leading manufacturers of EV products (through Kandi Hainan and the Affiliate Company), EV parts and off-road vehicles in China. For the six months ended June 30, 2020, we recognized total revenue of $25,809,500 as compared to $42,214,690 for the same period of 2019, a decrease of $16,405,190 or 38.9%. For the six months ended June 30, 2020, we recorded $4,704,037 of gross profit, a decrease of 35.9% from the same period of 2019. Gross margin for the six months ended June 30, 2020 was 18.2%, compared to 17.4% for the same period of 2019. We recorded a net income of $2,480,400 for the six months ended June 30, 2020, compared to a net loss of $11,727,630 in the same period of 2019, a positive change from net loss to net income by gaining $14,208,030 or 121.2%.

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China has fully resumed in early March 2020, the COVID-19 will affect the Company’s business performance in 2020. However, the extent to which the COVID-19 impacts our operations will depend on its future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

The COVID outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack. Our products aimed at this market combines our motors and battery packs into a dynamic power train system. Through extensive product trials, we are able to meet a leading standard in China, and thus went into production in the second quarter. As this business is developing quickly and progressing, the Company will consider to merge Yongkang Scrou and Kandi Smart Battery Swap into a single company that specialized in both smart battery swap system and powertrain technology.

The Company originally planned to export 2,000 to 5,000 units electric vehicles to the U.S. in 2020, but due to the COVID-19 pandemic in the first half of 2020, the plan are being adjusted according to the situation of COVID-19 control in the U.S, as well as the virtual pre-sales event on August 18.

During the second quarter of 2020, the Company’s revenue increased to $19.4 million from $6.4 million during the first quarter of 2020. However, COVID-19 may eventually affect the Company's 2020 overall business performance. The operating results for the three and six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$19,436,120	100.0%	$20,056,696	83.1%	(620,576)	(3.1%)
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	956	0.0%	4,089,534	16.9%	(4,088,578)	(100.0%)

REVENUES, NET	19,437,076		24,146,230		(4,709,154)	(19.5%)

COST OF GOODS SOLD	(15,900,298)	(81.8%)	(19,944,076)	(82.6%)	4,043,778	(20.3%)

GROSS PROFIT	3,536,778	18.2%	4,202,154	17.4%	(665,376)	(15.8%)

OPERATING INCOME (EXPENSES):
Research and development	(1,149,901)	(5.9%)	(632,590)	(2.6%)	(517,311)	81.8%
Selling and marketing	(763,666)	(3.9%)	(899,478)	(3.7%)	135,812	(15.1%)
General and administrative	(3,907,191)	(20.1%)	(5,623,798)	(23.3%)	1,716,607	(30.5%)
Gain on disposal of long-live asset	13,907,574	71.6%	-	0.0%	13,907,574	-
Total Operating Income (Expenses)	8,086,816	41.6%	(7,155,866)	(29.6%)	15,242,682	(213.0%)

INCOME (LOSS) FROM OPERATIONS	11,623,594	59.8%	(2,953,712)	(12.2%)	14,577,306	(493.5%)

OTHER INCOME (EXPENSE):
Interest income	221,792	1.1%	97,814	0.4%	123,978	126.7%
Interest expense	(1,123,056)	(5.8%)	(429,355)	(1.8%)	(693,701)	161.6%
Change in fair value of contingent consideration	(929,000)	(4.8%)	548,000	2.3%	(1,477,000)	(269.5%)
Government grants	86,799	0.4%	175,319	0.7%	(88,520)	(50.5%)
Gain from equity dilution in the Affiliate Company	-	0.0%	(24,131)	(0.1%)	24,131	(100.0%)
Share of loss after tax of the Affiliate Company	(2,978,529)	(15.3%)	(4,500,201)	(18.6%)	1,521,672	(33.8%)
Other income (expenses), net	1,043,335	5.4%	(174,597)	(0.7%)	1,217,932	(697.6%)
Total other expenses, net	(3,678,659)	(18.9%)	(4,307,151)	(17.8%)	628,492	(14.6%)

INCOME (LOSS) BEFORE INCOME TAXES	7,944,935	40.9%	(7,260,863)	(30.1%)	15,205,798	(209.4%)

INCOME TAX (EXPENSE) BENEFIT	(3,889,889)	(20.0%)	(57,295)	(0.2%)	(3,832,594)	6689.2%

NET INCOME (LOSS)	4,055,046	20.9%	(7,318,158)	(30.3%)	11,373,204	(155.4%)

(a) Revenue

For the three months ended June 30, 2020, our revenue was $19,437,076 compared to $24,146,230 for the same period of 2019, representing a decrease of $4,709,154 or 19.5%. The decrease in revenue was mainly due to the decrease in EV parts sales. Due to the outbreak of COVID-19 in China, the demand of EV parts from customers was significantly affected during the first half of 2020.

The following table summarizes our revenues by product types for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	Sales	Sales
EV parts	$12,514,548	$18,988,741
EV products	(1,913)	-
Off-road vehicles	6,564,415	5,157,489
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$19,437,076	$24,146,230

The negative amount is due to exchange rate difference.

EV Parts

During the three months ended June 30, 2020, our revenues from the sales of EV parts were $12,514,548, representing a decrease of $6,474,193 or 34.1% from $18,988,741 for the same quarter of 2019.

Our revenue for the three months ended June 30, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 64.4% of total sales.

During the three months ended June 30, 2020 and 2019, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 0% and 17% of our total net revenue for the quarter, respectively.

EV Products

During the three months ended June 30, 2020, our revenue from the sale of EV Products was negative $1,913, which was due to exchange rate difference. There were no EV Products sales in the same period of 2020.

Off-Road Vehicles

During the three months ended June 30, 2020, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $6,564,415, representing an increase of $1,406,926 or 27.3% from $5,157,489, for the same quarter of 2019. The increase was mainly due to the increased sales from SC Autosports because of increased demand due to the power sports’ unique form of “socially distant” recreation.

Our off-road vehicles business line accounted for approximately 33.8% of our total net revenue for the three months ended June 30, 2020.

Electric Scooters and Electric Self-Balancing Scooters

During the three months ended June 30, 2020, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $360,026. There were no Electric Scooters and Electric Self-Balancing Scooters sales in the same quarter of 2019.

The following table shows the breakdown of our net revenues:

	Three Months Ended June 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$8,571,281	$5,050,136
China	10,865,795	19,096,094
Total	$19,437,076	$24,146,230

Major products
EV parts	$12,514,548	$18,988,741
EV products	(1,913)	-
Off-road vehicles	6,564,415	5,157,489
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$19,437,076	$24,146,230

Timing of revenue recognition
Products transferred at a point in time	$19,437,076	$24,146,230
Total	$19,437,076	$24,146,230

The negative amount is due to exchange rate difference.

(b) Cost of goods sold

Cost of goods sold was $15,900,298 during the three months ended June 30, 2020, representing a decrease of $4,043,778, or 20.3%, compared to $19,944,076 for the same period of 2019. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended June 30, 2020 and 2019 are as set forth below:

	Three Months Ended June 30,
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$12,514,548	10,745,020	1,769,528	14.1%	$18,988,741	15,826,401	3,162,340	16.7%
EV products	(1,913)	(4,793)	2,880	-	-	-	-	-
Off-road vehicles	6,564,415	4,827,659	1,736,756	26.5%	5,157,489	4,117,675	1,039,814	20.2%
Electric Scooters and Electric Self-Balancing Scooters	360,026	332,412	27,614	7.7%	-	-	-	-
Total	$19,437,076	15,900,298	3,536,778	18.2%	$24,146,230	19,944,076	4,202,154	17.4%

The negative amount is due to exchange rate difference.

Gross profit for the second quarter of 2020 decreased 15.8% to $3,536,778, compared to $4,202,154 for the same period last year. This was primarily attributable to the sales decrease of EV Parts, which was primarily due to the outbreak of COVID-19 in 2020. Our gross margin increased to 18.2% compared to 17.4% for the same period of 2019. The increase in our gross margin was mainly due to the sales under SC Autosports which has increased the unit price for the parts since the end of 2019 as well as introducing the sales of ATVs that brought higher margin than other off-road vehicles such as UTVs since May 2019.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,149,901 for the second quarter of 2020, an increase of $517,311 or 81.8% compared to $632,590 for the same period of last year. The increase was mainly due to the R&D expense related to the technology upgrading of the Company’s products.

(e) Sales and marketing

Selling and distribution expenses were $763,666 for the second quarter of 2020, compared to $899,478 for the same period last year, representing a decrease of $135,812 or 15.1%. The decrease was primarily attributable to the reclassification of sales related financial charges to interest expense since the end of 2019.

(f) General and administrative expenses

General and administrative expenses were $3,907,191 for the second quarter of 2020, compared to $5,623,798 for the same period last year, representing a decrease of $1,716,607 or 30.5%. For the three months ended June 30, 2020, general and administrative expenses included $824,621 as expenses for common stock awards and stock options to employees and Board members, compared to $1,282,733 of common stock awards and stock options expenses for the same period in 2019. Besides stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2020 were $3,082,570, representing a decrease of $1,258,495, from $4,341,065 for the same period of 2019, which was largely due to the implementation of cost cutting strategy and tighter budget control by the management.

(g) Gain on disposal of long-live asset

Gain on disposal of long-live asset was $13,907,574 for the second quarter of 2020, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized.

(h) Interest income

Interest income was $221,792 for the second quarter of 2020, representing an increase of $123,978 or 126.7% compared to $97,814 for the same period of last year. The increase was primarily attributable to increased interest earned on the loan to third party.

(i) Interest expenses

Interest expenses were $1,123,056 in the second quarter of 2020, representing an increase of $693,701 or 161.6% compared to $429,355 for the same period of last year. The increase was primarily due to the interest expense of Hainan factory’s long-term debt.

(j) Change in fair value of contingent consideration

For the second quarter of 2020, the loss related to changes in the fair value of contingent consideration was $929,000, a decrease of $1,477,000 or 269.5% compared to gain related to changes in the fair value of contingent consideration of $548,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $86,799 for the second quarter of 2020, compared to $175,319 for the same quarter last year, representing a decrease of $88,520, or 50.5%, which was largely attributable to the refund of 2018 social security and land use tax Kandi Vehicles received in the second quarter of 2019.

(l) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the second quarter of 2020, compared to negative $24,131 for the same quarter last year which was due to exchange rate difference.

(m) Share of loss after tax of the Affiliate Company

For the second quarter of 2020, our share of loss of the Affiliate Company was $2,978,529 as compared to share of loss of $4,500,201 for the same period of last year, representing a decrease of share of loss of $1,521,672, which was largely attributable to the fact that our equity interests of the Affiliate Company has been decreased to 22% from 43.47% after the equity dilution and equity transfer in 2019.

(n) Other income (expenses), net

Net other income was $1,043,335 for the second quarter of 2020, compared to net other expenses of $174,597 for the same period of last year, which was largely due to the discount of accounts payable after negotiation with supplier.

(o) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle and Kandi Smart Battery Swap are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 22% ownership interest in the Affiliate Company, which has an applicable corporate income tax rate of 25%. Each of the Affiliate Company’s subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the second quarter of 2020 was a tax expense of 48.96% on a reported income before taxes of approximately $7.9 million, compared to a tax expense of 0.79% on a reported loss before taxes of approximately $7.3 million for the same period of last year.

(p) Net income (loss)

Net income was $4,055,046 for the second quarter of 2020, representing a decrease in net loss by $11,373,204 compared to net loss $7,318,158 for the same period of last year. The decrease in loss was primarily attributable to gain on disposal of long-live asset which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTY, NET	$25,808,544	100.0%	$36,391,659	86.2%	(10,583,115)	(29.1%)
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTY, NET	956	0.0%	5,823,031	13.8%	(5,822,075)	(100.0%)

REVENUES, NET	25,809,500	100.0%	42,214,690	100.0%	(16,405,190)	(38.9%)

COST OF GOODS SOLD	(21,105,463)	(81.8%)	(34,876,099)	(82.6%)	13,770,636	(39.5%)

GROSS PROFIT	4,704,037	18.2%	7,338,591	17.4%	(2,634,554)	(35.9%)

OPERATING INCOME (EXPENSES):
Research and development	(1,790,141)	(6.9%)	(1,170,023)	(2.8%)	(620,118)	53.0%
Selling and marketing	(1,641,972)	(6.4%)	(1,517,481)	(3.6%)	(124,491)	8.2%
General and administrative	(6,973,926)	(27.0%)	(7,663,326)	(18.2%)	689,400	(9.0%)
Gain on disposal of long-live asset	13,907,574	53.9%	-	0.0%	13,907,574	-
Total Operating Income (Expenses)	3,501,535	13.6%	(10,350,830)	(24.5%)	13,852,365	(133.8%)

INCOME (LOSS) FROM OPERATIONS	8,205,572	31.8%	(3,012,239)	(7.1%)	11,217,811	(372.4%)

OTHER INCOME (EXPENSE):
Interest income	560,736	2.2%	350,218	0.8%	210,518	60.1%
Interest expense	(2,105,990)	(8.2%)	(868,538)	(2.1%)	(1,237,452)	142.5%
Change in fair value of contingent consideration	2,863,000	11.1%	637,000	1.5%	2,226,000	349.5%
Government grants	97,898	0.4%	223,043	0.5%	(125,145)	(56.1%)
Gain from equity dilution in the Affiliate Company	-	0.0%	4,341,259	10.3%	(4,341,259)	(100.0%)
Share of loss after tax of the Affiliate Company	(4,081,299)	(15.8%)	(14,449,359)	(34.2%)	10,368,060	(71.8%)
Other income, net	1,062,985	4.1%	299,793	0.7%	763,192	254.6%
Total other expenses, net	(1,602,670)	(6.2%)	(9,466,584)	(22.4%)	7,863,914	(83.1%)

INCOME (LOSS) BEFORE INCOME TAXES	6,602,902	25.6%	(12,478,823)	(29.6%)	19,081,725	(152.9%)

INCOME TAX (EXPENSE) BENEFIT	(4,122,502)	(16.0%)	751,193	1.8%	(4,873,695)	(648.8%)

NET INCOME (LOSS)	2,480,400	9.6%	(11,727,630)	(27.8%)	14,208,030	(121.2%)

(a) Revenue

For the six months ended June 30, 2020, our revenue was $25,809,500 compared to $42,214,690 for the same period of 2019, representing a decrease of $16,405,190 or 38.9%. The decrease in revenue was mainly due to the decrease in EV parts sales. Due to the outbreak of COVID-19 in China, the production of EV parts was interrupted during the first quarter of 2020, and the overall demand of EV parts from customers was significantly affected during the first half of 2020.

The following table summarizes our revenues by product types for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020	2019
	Sales	Sales
EV parts	$14,595,883	$31,760,181
EV products	253,906	-
Off-road vehicles	10,599,685	10,454,509
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$25,809,500	$42,214,690

EV Parts

During the six months ended June 30, 2020, our revenues from the sales of EV parts were $14,595,883, representing a decrease of $17,164,298 or 54.0% from $31,760,181 for the same period of 2019.

Our revenue for the six months ended June 30, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 56.6% of total sales.

During the six months ended June 30, 2020 and 2019, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 0% and 14% of our total net revenue for the quarter, respectively.

EV Products

During the six months ended June 30, 2020, our revenue from the sale of EV Products was $253,906, which was due to the export sales of Hainan factories’ products. There weren’t any EV products sales in the same period of 2019.

Off-Road Vehicles

During the six months ended June 30, 2020, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $10,599,685, representing an increase of $145,176 or 1.4% from $10,454,509, for the same period of 2019.

Our off-road vehicles business line accounted for approximately 41.1% of our total net revenue for the six months ended June 30, 2020.

Electric Scooters and Electric Self-Balancing Scooters

During the six months ended June 30, 2020, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $360,026. There were no Electric Scooters and Electric Self-Balancing Scooters sales in the same period of 2019.

The following table shows the breakdown of our net revenues:

	Six Months Ended June 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,702,105	$10,272,661
China	15,107,395	31,942,029
Total	$25,809,500	$42,214,690

Major products
EV parts	$14,595,883	$31,760,181
EV products	253,906	-
Off-road vehicles	10,599,685	10,454,509
Electric Scooters and Electric Self-Balancing Scooters	360,026	-
Total	$25,809,500	$42,214,690

Timing of revenue recognition
Products transferred at a point in time	$25,809,500	$42,214,690
Total	$25,809,500	$42,214,690

(b) Cost of goods sold

Cost of goods sold was $21,105,463 during the six months ended June 30, 2020, representing a decrease of $13,770,636, or 39.5%, compared to $34,876,099 for the same period of 2019. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the six months ended June 30, 2020 and 2019 are as set forth below:

	Six Months Ended June 30,
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$14,595,883	12,603,150	1,992,733	13.7%	$31,760,181	26,635,967	5,124,214	16.1%
EV products	253,906	236,594	17,312	6.8%	-	-	-	-
Off-road vehicles	10,599,685	7,933,307	2,666,378	25.2%	10,454,509	8,240,132	2,214,377	21.2%
Electric Scooters and Electric Self-Balancing Scooters	360,026	332,412	27,614	7.7%	-	-	-	-
Total	$25,809,500	21,105,463	4,704,037	18.2%	$42,214,690	34,876,099	7,338,591	17.4%

Gross profit for the first half of 2020 decreased 35.9% to $ 4,704,037, compared to $7,338,591 for the same period last year. This was primarily attributable to the sales decrease, which was primarily due to the outbreak of COVID-19 in 2020. Our gross margin increased to 18.2% compared to 17.4% for the same period of 2019. The increase in our gross margin was mainly due to the sales under SC which has increased the unit price for the parts since end of 2019 as well as introducing the sales of ATVs that brought higher margin than other off-road vehicles such as UTVs since May 2019.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,790,141 for the first half of 2020, an increase of $620,118 or 53.0% compared to $1,170,023 for the same period of last year. The increase was mainly due to the R&D expense related to the technology upgrading of the Company’s products.

(e) Sales and marketing

Selling and distribution expenses were $1,641,972 for the first half of 2020, compared to $1,517,481 for the same period last year, representing an increase of $124,491 or 8.2%. The increase was primarily attributable to the increasing labor and advertising expenses in connection with the expansion the U.S. electric vehicle market.

(f) General and administrative expenses

General and administrative expenses were $6,973,926 for the first half of 2020, compared to $7,663,326 for the same period last year, representing a decrease of $689,400 or 9.0%. For the six months ended June 30, 2020, general and administrative expenses included $847,546 as expenses for common stock awards and stock options to employees and Board members, compared to $1,314,408 of common stock awards and stock options expenses for the same period in 2019. Besides stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2020 were $6,126,380 which was comparable to $6,348,918 for the same period of 2019.

(g) Gain on disposal of long-live asset

Gain on disposal of long-live asset was $13,907,574 for the first half of 2020, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized.

(h) Interest income

Interest income was $560,736 for the first half of 2020, representing an increase of $210,518 or 60.1% compared to $350,218 for the same period of last year. The increase was primarily attributable to interest earned on collateral for bank acceptance notes and increased interest earned on the loan to third party.

(i) Interest expenses

Interest expenses were $2,105,990 in the first half of 2020, representing an increase of $1,237,452 or 142.5% compared to $868,538 for the same period of last year. The increase was primarily due to the interest expense of Hainan factory’s long-term debt.

(j) Change in fair value of contingent consideration

For the first half of 2020, the gain related to changes in the fair value of contingent consideration was $2,863,000, an increase of $2,226,000 or 349.5% compared to gain related to changes in the fair value of contingent consideration of $637,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $97,898 for the first half of 2020, compared to $223,043 for the same quarter last year, representing a decrease of $125,145, or 56.1%, which was largely attributable to the refund of 2018 social security and land use tax Kandi Vehicles received in the second quarter of 2019.

(l) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the first half of 2020, compared to $4,341,259 for the same period of last year, which was primarily due to gain from the conversion of the loan into equity in the Affiliate Company in March 2019. Pursuant to the Equity Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.3 million) from Geely Group to equity in order to increase its cash flow (for details please refer to Note 22 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY).

(m) Share of loss after tax of the Affiliate Company

For the first half of 2020, our share of loss of the Affiliate Company was $4,081,299 as compared to share of loss of $14,449,359 for the same period of last year, representing a decrease of share of loss of $10,368,060, which was largely attributable to the decreased operating expenses of the Affiliate Company, as well as the fact that our equity interests of the Affiliate Company has been decreased to 22% from 43.47% after the equity dilution and equity transfer in 2019.

(n) Other income, net

Net other income was $1,062,985 for the first half of 2020, representing an increase of $763,192 or 254.6% compared to net other income of $299,793 for the same period of last year, which was largely due to the discount of accounts payable after negotiation with supplier.

(o) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Kandi Vehicle and Kandi Smart Battery Swap are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and Kandi Hainan, has an applicable corporate income tax rate of 25%.

We have a 22% ownership interest in the Affiliate Company, which has an applicable corporate income tax rate of 25%. Each of the Affiliate Company’s subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the first half of 2020 was a tax expense of 62.43% on a reported income before taxes of approximately $6.6 million, compared to a tax benefit of 6.02% on a reported loss before taxes of approximately $12.5 million for the same period of last year.

(p) Net income (loss)

Net income was $2,480,400 for the first half of 2020, representing a decrease in net loss by $14,208,030 compared to net loss $11,727,630 for the same period of last year. The decrease in loss was primarily attributable to the Gain on disposal of long-live asset which was related to the real estate repurchase agreement of our Jinhua Facility’ relocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash used in by operating activities	$(34,327,490)	$(33,118,904)
Net cash provided by investing activities	50,278,763	14,228,076
Net cash (used in) provided by financing activities	(25,628,295)	1,474,078
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,677,022)	(17,416,750)
Effect of exchange rate changes on cash	(157,062)	246,604
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,512,635	22,353,071
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,678,551	5,182,925

For the first half of 2020, cash used in operating activities was $34,327,490, as compared to cash used in operating activities of $33,118,904 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first half of 2020 were a decrease of amount due from the Affiliate Company of $4,129,516. The major operating activity that used cash for first half of 2020 was an increase of advances to supplier and prepayments and prepaid expenses of $12,586,777.

For the first half of 2020, cash derived from investing activities was $50,278,763, as compared to cash derived from investing activities of $14,228,076 for the same period of last year. The major investing activities that provided cash for the first half of 2020 were an increase of proceeds from disposal of long-lived assets of $34,696,547. The major investing activities that used cash for first half of 2020 were $59,670 used for the purchases of property, plant and equipment.

For the first half of 2020, cash used in financing activities was $ 25,628,295, as compared to cash derived from financing activities of $1,474,078 for the same period of last year. The major financing activities that provided cash for the first half of 2020 were proceeds from short-term bank loans of $24,031,625. The major financing activities that used cash for the first half of 2020 were repayments of short-term bank loans of $49,769,638.

Working Capital

We had working capital of $75,587,762 at June 30, 2020, which reflects an increase of $11,889,065 from a working capital of $63,698,697 as of December 31, 2019.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($74 million). Payments to Kandi Vehicles shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($71 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $35 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $17 million) under the Repurchase Agreement.

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

Recent Development Activities

On July 13, 2020, we announced that the Affiliate Company launched sales of its first pure electric SUV, the Maple 30x. The Maple 30x comes in five styles and five different colors. In addition to the four styles offered in pre-sales earlier this year, the Affiliate Company also launched its “mobility version” customized for the urban mobility market.

On July 22, 2020, we announced that the Maple 60V all-electric MPV (Multi-purpose Vehicle) produced by the Affiliate Company was approved for purchase subsidies by China’s Ministry of Industry and Information Technology (“MIIT”). Subsidy approval is a key milestone as the Affiliate Company brings the 60V to market in the near future.

On July 30, 2020, we announced the formal launch of the most affordable pure electric automobiles in the U.S. market, the Kandi K27 and K23 models. The cars will be sold by Kandi America, the trade name of Kandi’s wholly owned subsidiary SC Autosports, LLC. Sales will initially focus on the Dallas-Fort Worth metroplex.

On August 3, 2020, we announced the achievement of a key milestone in our commercialization plan for our proprietary battery swap technology. On August 2, 2020, we delivered our fully automatic intelligent battery exchange system to the rideshare operator in Haikou City, Hainan Province. The system was developed and is produced by Kandi’s wholly-owned subsidiary, Kandi Smart Battery Swap. Installation is expected to be completed shortly, after which the rideshare operator will use the K23 model’s battery swap service for its online car-hailing business in Hainan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements, nor is the Company aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of the Supplementary Agreement II to the Share Transfer Agreement of Jinhua An Kao Power Technology Co., Ltd. dated July 7, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)