Form 10-Q
period 2020-09-30
Kandi Technologies Group, Inc.
filed 2020-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, the registrant had 56,531,702 shares of common stock issued and 54,610,758 shares of common stock outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months and Nine Months Ended September 30, 2020 and 2019	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) – Three Months and Nine Months Ended September 30, 2020 and 2019	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Three Months and Nine Months Ended September 30, 2020 and 2019	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(UNAUDITED)
Current assets
Cash and cash equivalents	$23,909,159	$5,490,557
Restricted cash	250,000	11,022,078
Accounts receivable (net of allowance for doubtful accounts of $105,833 and $254,665 as of September 30, 2020 and December 31, 2019, respectively)	38,370,898	61,181,849
Inventories	30,244,514	27,736,566
Notes receivable	235,249	42,487,225
Other receivables	54,654,688	5,019,971
Prepayments and prepaid expense	10,980,473	10,615,063
Amount due from the Affiliate Company	20,869,315	31,330,763
Other current assets	4,262,285	688,364
TOTAL CURRENT ASSETS	183,776,581	195,572,436

NON-CURRENT ASSETS
Property, plant and equipment, net	71,132,470	74,407,858
Intangible assets, net	3,264,500	3,654,772
Land use rights, net	9,042,991	11,272,815
Investment in the Affiliate Company	39,442,126	47,228,614
Goodwill	28,792,031	28,270,400
Other long term assets	13,132,240	10,811,501
TOTAL NON-CURRENT ASSETS	164,806,358	175,645,960

TOTAL ASSETS	$348,582,939	$371,218,396

CURRENT LIABILITIES
Accounts payable	$42,154,366	$72,093,940
Other payables and accrued expenses	5,857,897	6,078,041
Short-term loans	-	25,980,364
Notes payable	-	10,765,344
Income tax payable	1,087,338	1,796,601
Advance receipts	36,691,372	-
Long term loans - current portion	16,761,501	13,779,641
Other current liabilities	1,456,108	1,379,808
TOTAL CURRENT LIABILITIES	104,008,582	131,873,739

NON-CURRENT LIABILITIES
Long term loans	12,156,573	14,353,792
Deferred taxes liability	3,460,346	1,362,786
Contingent consideration liability	3,403,000	5,197,000
Other long-term liabilities	588,123	574,152
TOTAL NON-CURRENT LIABILITIES	19,608,042	21,487,730

TOTAL LIABILITIES	123,616,624	153,361,469

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,531,702 and 56,263,102 shares issued and 54,610,758 and 52,839,441 outstanding at September 30,2020 and December 31,2019, respectively	54,611	52,839
Less: Treasury stock (487,155 shares with average price of $5.09 at September 30,2020 and December 31,2019, respectively)	(2,477,965)	(2,477,965)
Additional paid-in capital	260,605,209	259,691,370
Accumulated deficit	(15,663,602)	(16,685,736)
Accumulated other comprehensive loss	(17,551,938)	(22,723,581)
TOTAL STOCKHOLDERS' EQUITY	224,966,315	217,856,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$348,582,939	$371,218,396

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUES FROM UNRELATED PARTIES, NET	$18,717,212	$26,968,385	$44,525,756	$63,360,044
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	6	4,720,159	962	10,543,190

REVENUES, NET	18,717,218	31,688,544	44,526,718	73,903,234

COST OF GOODS SOLD	(14,806,322)	(26,412,129)	(35,911,785)	(61,288,228)

GROSS PROFIT	3,910,896	5,276,415	8,614,933	12,615,006

OPERATING EXPENSES:
Research and development	(987,285)	(596,187)	(2,777,426)	(1,766,210)
Selling and marketing	(2,165,383)	(930,810)	(3,807,355)	(2,448,291)
General and administrative	(3,212,209)	(3,432,920)	(10,186,135)	(11,096,246)
Gain on disposal of long-lived assets	76,159	-	13,983,733	-
TOTAL OPERATING EXPENSES, NET	(6,288,718)	(4,959,917)	(2,787,183)	(15,310,747)

(LOSS) INCOME FROM OPERATIONS	(2,377,822)	316,498	5,827,750	(2,695,741)

OTHER INCOME (EXPENSE):
Interest income	558,059	209,736	1,118,795	559,954
Interest expense	(788,589)	(435,524)	(2,894,579)	(1,304,062)
Change in fair value of contingent consideration	(1,069,000)	57,000	1,794,000	694,000
Government grants	13,431	502,146	111,329	725,189
Gain (loss) from equity dilution in the Affiliate Company	-	(49,285)	-	4,291,974
Gain from sale of equity in the Affiliate Company	-	20,574,217	-	20,574,217
Share of loss after tax of the Affiliate Company	(1,550,568)	(8,433,767)	(5,631,867)	(22,883,126)
Other income, net	988,287	57,833	2,051,272	357,626
TOTAL OTHER (EXPENSE) INCOME, NET	(1,848,380)	12,482,356	(3,451,050)	3,015,772

(LOSS) INCOME BEFORE INCOME TAXES	(4,226,202)	12,798,854	2,376,700	320,031

INCOME TAX BENEFIT (EXPENSE)	2,767,939	(709,413)	(1,354,563)	41,780

NET (LOSS) INCOME	(1,458,263)	12,089,441	1,022,137	361,811

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	8,216,974	(8,531,043)	5,171,643	(8,042,604)

COMPREHENSIVE INCOME (LOSS)	$6,758,711	$3,558,398	$6,193,780	$(7,680,793)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	54,112,981	52,613,642	53,282,066	52,332,260

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.03)	$0.23	$0.02	$0.01

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	51,484,444	$51,484	$-	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874
Stock issuance and awards	1,096,397	1,097	-	3,387,379	-	-	3,388,476
Net loss	-	-	-	-	(4,409,472)	-	(4,409,472)
Foreign currency translation	-	-	-	-	-	5,404,028	5,404,028
Balance, March 31, 2019	52,580,841	$52,581	$-	$258,377,036	$(13,906,481)	$(14,517,230)	$230,005,906
Stock issuance and awards	238,600	238	-	1,259,569	-	-	1,259,807
Net loss	-	-	-	-	(7,318,158)	-	(7,318,158)
Foreign currency translation	-	-	-	-	-	(4,915,589)	(4,915,589)
Balance, June 30, 2019	52,819,441	$52,819	$-	$259,636,605	$(21,224,639)	$(19,432,819)	$219,031,966
Stock issuance and awards	20,000	20	-	69,380	-	-	69,400
Stock buyback	-	-	(2,477,965)	-	-	-	(2,477,965)
Commission in stock buyback	-	-	-	(14,615)	-	-	(14,615)
Net income			-	-	12,089,441	-	12,089,441
Foreign currency translation	-	-	-	-	-	(8,531,043)	(8,531,043)
Balance, September 30, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(9,135,198)	$(27,963,862)	$220,167,184

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and awards	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)
Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516
Stock issuance and awards	1,502,717	1,503	-	3,164,925	-	-	3,166,428
Net income	-	-	-	-	4,055,043	-	4,055,043
Foreign currency translation	-	-	-	-	-	477,734	477,734
Balance, June 30, 2020	54,352,158	$54,352	$(2,477,965)	$262,878,585	$(14,205,339)	$(25,768,912)	$220,480,721
Stock issuance and awards	258,600	259	-	870,837	-	-	871,096
Net loss	-	-	-	-	(1,458,263)	-	(1,458,263)
Foreign currency translation	-	-	-	-	-	8,216,974	8,216,974
Reduction in the Affiliate Company’s equity	-	-	-	(3,144,213)	-	-	(3,144,213)
Balance, September 30, 2020	54,610,758	$54,611	$(2,477,965)	$260,605,209	$(15,663,602)	$(17,551,938)	$224,966,315

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,022,137	$361,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,078,070	6,443,422
(Reversal) provision of allowance for doubtful accounts	(150,756)	15,366
Deferred taxes	1,256,167	50,693
Share of loss after tax of the Affiliate Company	5,631,867	22,883,126
Gain from equity dilution in the Affiliate Company	-	(4,291,974)
Gain from sale of equity in the Affiliate Company	-	(20,574,217)
Gain on disposal of long-lived assets	(13,983,733)	-
Change in fair value of contingent consideration	(1,794,000)	(694,000)
Stock based compensation expense	870,471	1,337,333

Changes in operating assets and liabilities:
Accounts receivable	18,165,084	(36,822,184)
Notes receivable	-	174,881
Notes receivable from the Affiliate Company and related party	-	437,203
Inventories	(1,830,827)	(14,768,603)
Other receivables and other assets	(5,226,968)	(7,746,801)
Prepayments and prepaid expenses	(84,089)	1,357,001
Amount due from the Affiliate Company	4,178,477	30,549,072

Increase (Decrease) In:
Accounts payable	(15,642,931)	11,383,411
Other payables and accrued liabilities	2,675,156	8,934,397
Notes payable	(13,725,855)	(11,836,950)
Income tax payable	(804,238)	(1,803,574)
Net cash used in operating activities	$(13,365,968)	$(14,610,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(383,568)	(955,670)
Payment for construction in progress	(1,604,427)	(18,491)
Proceeds from disposal of long-lived assets	51,872,829	-
Loan to third party	(45,958,247)	(9,555,014)
Cash received from sales of equity in the Affiliate Company	42,321,385	32,061,558
Net cash provided by investing activities	$46,247,972	$21,532,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	24,163,223	27,864,409
Repayments of short-term loans	(50,042,178)	(26,261,331)
Repayments of long-term loans	(285,955)	(145,734)
Proceeds from long-term loans	394,116	-
Repayments of loan from third party	-	(1,259,551)
Stock buyback with commission	-	(2,492,579)
Net cash used in financing activities	$(25,770,794)	$(2,294,786)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,111,210	4,627,010
Effect of exchange rate changes	535,314	(928,440)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,512,635	22,353,071

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$24,159,159	$26,051,641
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	23,909,159	14,338,637
-RESTRICTED CASH AT END OF PERIOD	250,000	11,713,004

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$901,021	$1,711,101
Interest paid	$644,724	$1,304,062

SUPPLEMENTAL NON-CASH DISCLOSURES:
Decrease in investment in the Affiliate Company due to change in its equity	$3,057,540	$-
Notes receivable from unrelated parties for equity transfer payment	$-	$43,137,369
Common stock issued for settlement of payables related to acquisitions (see Note 20)	$3,166,427	$3,357,425

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

In September 2020, Kandi Vehicles transferred all of its equity interest in Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”) to its wholly owned subsidiary, Kandi Smart Battery Swap.

In September 2020, to better monetize its dozens of patents in the field of battery swap systems and attract strategic investors to participate across the whole sector value chain, including battery swapping services and used battery recycling, the Company formed China Battery Exchange Technology Co., Ltd. (“China Battery Exchange”). Kandi Vehicles has 100% ownership interest in China Battery Exchange. As of September 30, 2020, China Battery Exchange has not commenced any business operations.

In September 2020, intending to operate a ridesharing service across China, Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”) was established by Zhejiang Ruibo New Energy Vehicle Service Company Ltd. (“Ruibo”), Jiangsu Jinpeng Group Ltd. (“Jinpeng”) and Kandi Vehicles. Ruibo, Jinpeng and Kandi Vehicles each owns 80%, 10%, and 10% of Ruiheng, respectively.

The Company’s original primary business operations consist of designing, developing, manufacturing and commercializing EV products (through Kandi Electric Vehicles (Hainan) Co., Ltd. and the Affiliate Company), EV parts and off-road vehicles. The COVID-19 outbreak has seriously impacted the EV market in 2020. As a result, the Company plans to manufacture and sell a number of ancillary products aimed at the dynamic power train system of intelligent transportation. For example, the dynamic power train system of Electric Scooters and Electric Self-Balancing Vehicles. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit its advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack.

NOTE 2 - LIQUIDITY

The Company had working capital of $ 79,767,999 as of September 30, 2020, an increase of $ 16,069,302 from the working capital of $63,698,697 as of December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were $23,909,159 and $5,490,557, respectively. The Company’s restricted cash was $ 250,000 and $11,022,078, respectively.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($77 million). Payments to Kandi Vehicles shall be made in three installments pursuant to the Repurchase Agreement. In addition, if Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates totaling up to RMB 500 million ($74 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $36 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $17 million) under the Repurchase Agreement. The final payment of RMB 162 million ($23.8 million) will be received when the Company vacates the land, factory buildings, and other real estate and moves to the new facility. Kandi Vehicles intends to use a portion of the proceeds from the land repurchase (approximately RMB 130 million, or $19.1 million) to fund the land use acquisition and factory construction in the New Energy Automotive Zone, and use the rest portion to fund growth initiatives and for general corporate purposes. Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Although the Company has paid off all the short-term bank loans as of September 30, 2020, it still retains the credit line, which can be used at any time when the Company has special needs. In addition, the Company received the remaining RMB186 million (approximately $27.3 million) equity transfer payment from Geely in July, 2020. The management believes that the Company currently has sufficient working capital to support its ongoing operations for the next twelve months.

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

Beginning in 2020, a strain of new coronavirus (“COVID-19”) has spread globally and at this point. Though it becomes more stable in China, there are new cases reported continuously at present. The extent to which the COVID-19 may impact operations of the Company, with majority of operations based in China, is alleviated though it remains uncertain due to the fact that the COVID-19 is not completely over. The extent of the impact of the COVID-19 on the Company’s business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the nine months ended September 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company’s business.

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s condensed consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Kandi Vehicles, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Kandi Vehicles (Mr. Hu Xiaoming owns the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Kandi Vehicles for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Kandi Vehicles is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary, 10% owned by Kandi New Energy and 90% owned by Kandi Vehicles, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Kandi Vehicles, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC; and

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

Equity Method Investee

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in the Affiliate Company, in which the Company owns 22% equity interest.

All intra-entity profits and losses with regard to the Company’s equity method investee have been eliminated.

NOTE 5 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company’s 2019 Form 10-K, excepting the following.

(v) Reclassification

Certain reclassifications have been made to the condensed consolidated statements of cash flows for nine months ended September 30, 2019 to conform to the presentation of condensed consolidated financial statement for nine months ended September 30, 2020. The Company reclassified the following 1) grouping due from employees into other receivables and other assets; 2) grouping customer deposits and deferred income into other payables and accrued liabilities; 3) reclassifying a portion of other receivables and other assets under operating activities to loan to third party under investing activities; 4) reclassifying a portion of other payables and accrued liabilities under operating activities to repayments of loan from third party under financing activities.

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

In December 18, 2019, the FASB issued ASU 2019-12, income Taxes — Simplifying the Accounting for Income Taxes serves to simplify the accounting for income taxes by removing certain following Codification exceptions, including exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment. This guidance will be effective after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and do not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2020, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30，	September 30,	December 31,
Major Customers	2020	2019	2020	2019
Customer A	28%	30%	49%	55%
Customer B	11%	30%	9%	5%
Customer C	11%	-	4%	-

For the nine-month period ended September 30, 2020, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Customers	2020	2019	2020	2019
Customer A	41%	39%	49%	55%
Customer B	13%	23%	9%	5%

(b) Suppliers

For the three-month period ended September 30, 2020, the Company’s major suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2020	2019	2020	2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	32%	93%	9%	8%
Supplier D	28%	-	5%	-

For the nine -month period ended September 30, 2020, the Company’s major suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,	December 31,
Major Suppliers	2020	2019	2020	2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	48%	67%	9%	8%
Supplier D	26%	13%	5%	-

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 3,900,000 options were excluded from the calculation of diluted net loss per share, for the three-month and nine-month period ended September 30, 2020.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2020	2019
Accounts receivable	$38,476,731	$61,436,514
Less: allowance for doubtful accounts	(105,833)	(254,665)
Accounts receivable, net	$38,370,898	$61,181,849

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2020	2019
Raw material	$10,551,048	$12,127,957
Work-in-progress	13,643,534	4,545,736
Finished goods	6,049,932	11,062,873
Inventories	$30,244,514	$27,736,566

NOTE 12 - NOTES RECEIVABLE

As of September 30, 2020, there was $235,249 notes receivable from unrelated parties. As of December 31, 2019, there was $42,487,225 notes receivable from unrelated parties, which was commercial acceptance notes from payments for equity transfer of the Affiliate Company, which had been collected during the nine-month ended September 30, 2020.

NOTE 13 - OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	December 31,
	2020	2019
Loan to third party	$50,925,239	$3,577,145
Others	3,729,449	1,442,826
Total other receivables	$54,654,688	$5,019,971

As of September 30, 2020 and December 31, 2019, the Company’s other receivable includes $50,925,239 and $3,577,145 short-term loan lent to an unrelated party with a 6% annual interest rate to maximize the use of idled cash. This loan can be redeemed at any time.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of September 30, 2020 and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
At cost:
Buildings	$31,196,057	$30,447,480
Machinery and equipment	64,833,897	62,973,794
Office equipment	1,098,001	1,048,651
Motor vehicles and other transport equipment	430,468	413,046
Molds and others	26,466,491	25,836,241
	124,024,914	120,719,212

Less : Accumulated depreciation	$(52,892,444)	$(46,311,354)
Property, plant and equipment, net	$71,132,470	$74,407,858

As of September 30, 2020 and December 31, 2019, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans totaled $0 and $6,484,497, respectively. Also see Note 17.

Depreciation expenses for the three months ended September 30, 2020 and 2019 were $1,795,124 and $1,832,835, respectively. Depreciation expenses for the nine months ended September 30, 2020 and 2019 were $5,325,289 and $5,724,864, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired intangibles of trade name, customer relations and patent.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	September 30,	December 31,
	useful life	2020	2019
Gross carrying amount:
Trade name	1.25 years	$492,235	$492,235
Customer relations	1.25 years	304,086	304,086
Patent	4.75-6.42 years	4,675,577	4,564,506
		5,471,898	5,360,827
Less : Accumulated amortization
Trade name		$(427,113)	$(389,053)
Customer relations		(263,854)	(240,342)
Patent		(1,516,431)	(1,076,660)
		(2,207,398)	(1,706,055)
Intangible assets, net		$3,264,500	$3,654,772

The aggregate amortization expenses for those intangible assets were $156,040 and $154,027 for the three months ended September 30, 2020 and 2019, respectively. The aggregate amortization expenses for those intangible assets were $463,743 and $471,497 for the nine months ended September 30, 2020 and 2019, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Three months ending December 31, 2020	$156,041
Years ending December 31,
2021	624,165
2022	544,805
2023	542,070
2024	542,070
Thereafter	855,349
Total	$3,264,500

NOTE 16 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2020	2019
Cost of land use rights	$11,983,731	$14,731,847
Less: Accumulated amortization	(2,940,740)	(3,459,032)
Land use rights, net	$9,042,991	$11,272,815

During June 2020, land use right in the net carrying value of $2.3 million was returned to the government as the Company began to perform its obligations under the Repurchase Agreement.

As of September 30, 2020 and December 31, 2019, the net book value of land use rights pledged as collateral for the Company’s bank loans was $0 and $4,937,138, respectively. Also see Note 17.

The amortization expenses for the three months ended September 30, 2020 and 2019, were $65,229 and $80,462, respectively. The amortization expenses for the nine months ended September 30, 2020 and 2019, were $225,941 and $247,061, respectively. Amortization expenses for the next five years and thereafter is as follows:

Three months ending December 31, 2020	$75,314
Years ending December 31,
2021	301,255
2022	301,255
2023	301,255
2024	301,255
Thereafter	7,762,657
Total	$9,042,991

NOTE 17 - SHORT-TERM AND LONG-TERM LOANS

Short-term loans are summarized as follows:

	September 30,	December 31,
	2020	2019
Bank A
Interest rate 5.66% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	7,004,650

Interest rate 5.66% per annum, paid off on May 22, 2020,secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	4,621,921
Bank B
Interest rate 5.22% per annum, paid off on April 22, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	5,741,517
Interest rate 5.22% per annum, paid off on April 24, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
Interest rate 5.22% per annum, paid off on April 26, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
	$-	$25,980,364

Long-term loans are summarized as follows:

	September 30,	December 31,
	2020	2019

Long term bank loans from bank C
Interest rate 7% per annum, due on December 12, 2021, guaranteed by the Company’s subsidiaries.	$28,523,958	$28,133,433
Other long term loans:
Loan under Paycheck Protection Program①	244,116	-
Economic Injury Disaster Loan②	150,000	-
Total long term loans	$28,918,074	$28,133,433
Long term loans - current portion	16,761,501	13,779,641
Long term loans - noncurrent portion	12,156,573	14,353,792
Total long term loans - current and noncurrent portion	$28,918,074	$28,133,433

①	The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of September 30, 2020, the Company had received $244,116 under the PPP.

②	In addition, Economic Injury Disaster Loans (“EIDL”) through the SBA was also made available under the CARES Act passed by Congress in response to the COVID-19 pandemic. During June 2020, $150,000 of EIDL loan was approved with the term of a 3.75% rate over 30 years, and a 12-month deferment on the first repayment of principal with interest accrued during deferment.

The interest expenses of short-term and long-term loans for the three months ended September 30, 2020 and 2019 were $504,905 and $435,524, respectively. The interest expenses of short-term and long-term loans for the nine months ended September 30, 2020 and 2019 were $2,095,222 and $1,304,062, respectively.

As of September 30, 2020, the aggregate amount of short-term and long-term loans guaranteed by various third parties was $0.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2020, the management estimates that its effective tax rate will be favorably affected by non-taxable income such as the share of income of the Affiliate Company and the gain from the change of fair value of contingent liabilities and certain research and development super-deduction and adversely affected by non-deductible expenses such as stock compensation inelegible for U.S. income tax deduction and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses for which it may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 were a tax expense of 56.99% on a reported income before taxes of approximately $2.4 million, a tax benefit of 13.05% on a reported income before taxes of approximately $0.3 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the nine months ended September 30, 2020 and 2019 was tax expense of $1,354,563 and tax benefit of $41,780, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2020, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2020, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The aggregate NOLs in 2018 was $28.1 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2021 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years, to offset future net profits for income tax purposes. The Company has $28,709 cumulative net operating loss in U.S. to carry forward as of September 30, 2020. The cumulative net operating loss in Hong Kong can be carried forward without an expiration date.

(b) Tax Holiday Effect

For the nine months ended September 30, 2020 and 2019, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2020 and 2019.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended
	September 30,
	2020	2019
Tax benefit (holiday) credit	$1,669,668	$377,303
Basic net income per share effect	$0.000	$0.000

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

As of September 30, 2020, the Company’s right - of - use asset (grouped in other long term assets on the balance sheet) was $80,561 and lease liability (grouped in other current liability on the balance sheet) was $82,823. For the three months ended September 30, 2020, the Company’s operating lease expense was $36,000. For the nine months ended September 30, 2020, the Company’s operating lease expense was $104,000.

Supplemental information related to operating leases was as follows:

Nine months ended September 30, 2020
Cash payments for operating leases	$104,000

Maturities of lease liabilities as of September 30, 2020, were as follow:

Maturity of Lease Liabilities:	Lease payable
Three months ended December 31,2020	$35,245
Year ended December 31, 2021	47,578
Total	$82,823

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

As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made the following supplements to Condition III of the original Supplementary Agreement: The KSBC Shareholders have the right to receive an aggregate of 20.83% of the total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50,000,000 or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued under US GAAP.

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

As of September 30, 2020 and December 31, 2019, the Company’s contingent consideration liability was $3,403,000 and $5,197,000, respectively.

Details of the contingent consideration liability as of September 30, 2020 and December 31, 2019 were as follow:

	September 30,	December 31,
	2020	2019
Contingent consideration liability to KSBS Shareholders	$3,403,000	$2,505,000
Contingent consideration liability to former members of SC Autosports	-	2,692,000
Total contingent consideration liability	$3,403,000	$5,197,000

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

The fair value of stock awards with service condition is determined based on the closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period.

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

For the three months ended September 30, 2020 and 2019, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized $870,471 and $1,337,333 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 22 - EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

The Company’s condensed consolidated statement of operations includes the Company’s proportionate share of the net income or loss of the Company’s equity method investee. When the Company records its proportionate share of net income (loss) in such investee, it increases other income (expense) in the Company’s consolidated statements of operations and increase (decrease) the Company’s carrying value in that investment.

On March 21, 2019, Kandi Vehicles signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $46.2 million) from Geely in the year of 2019 to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $352.8 million), of which Kandi Vehicles owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. Kandi Vehicles further sold 21.47% of its equity interests in the Affiliate Company to Geely for a total consideration of RMB 516 million (approximately $75.9 million). Kandi Vehicles owns 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company had received payments in cash totaling RMB 220 million (approximately $32.3 million) and certain commercial acceptance notes of RMB 296 million (approximately $43.5 million) from Geely, of which RMB 140 million (approximately $20.6 million) matured on January 20, 2020 and the remaining RMB 156 million (approximately $22.9 million) matured on March 29, 2020. As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company recognized the gain from equity sale of $20,574,217. As of September 30, 2020, all the equity transfer payment has been collected.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. The Company recorded 22% of the Affiliate Company’s loss for the nine months ended September 30, 2020.

The consolidated results of operations and financial position of the Affiliate Company are summarized below:

	Three Months ended
	September 30,
	2020	2019
Condensed income statement information:
Net sales	$25,981,694	$520,275
Gross loss	(3,590,584)	(377,700)
Gross margin	-13.8%	-72.6%
Net loss	(6,700,345)	(19,435,546)

	Nine Months ended
	September 30,
	2020	2019
Condensed income statement information:
Net sales	$49,065,507	$4,605,880
Gross loss	(6,232,871)	(3,006,051)
Gross margin	-12.7%	-65.3%
Net loss	(25,272,713)	(49,986,119)

	September 30,	December 31,
	2020	2019
Condensed balance sheet information:
Current assets	$612,861,812	$640,688,401
Noncurrent assets	275,555,271	64,589,516
Total assets	$888,417,083	$705,277,917
Current liabilities	693,913,123	490,625,640
Noncurrent liabilities	8,738,570	-
Shareholder’s equity	179,241,720	214,652,277
Non-controlling interest	6,523,670	-
Total liabilities and equity	$888,417,083	$705,277,917

The change for the Company’s investments in the Affiliate Company for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months ended
	September 30,
	2020	2019
Investment in the Affiliate Company, beginning of the period,	$47,228,614	$128,929,893
Investment decreased in 2019		(72,309,417)
Gain from equity dilution	-	4,291,974
Gain from sale of equity	-	20,574,217
Reduction in the equity of the Affiliate Company*	(3,144,213)	-
Company’s share in net loss of Affiliate Company based on 22% ownership for nine months ended September 30, 2020 and 50% ownership for three months ended March 31, 2019, 43.47% ownership for six months ended September 30, 2019	(5,561,258)	(23,025,049)
Non-controlling interest	(76,189)	-
Intercompany transaction elimination	-	(12,557)
Prior year’s unrealized profit realized	5,580	154,480
Subtotal	(5,631,867)	(22,883,126)
Exchange difference	989,592	(4,766,530)
Investment in Affiliate Company, end of the period	$39,442,126	$53,837,011

*	The Affiliate Company converted RMB 1.2 billion of the debt due from Zhejiang ZuoZhongYou Automobile Service Co., Ltd (“ZuoZhongYou”) into 85% of its equity interest. ZuoZhongYou is under common control with the Affiliate Company by Geely. On August 28, 2020. There was about RMB 97.2 million of difference between the carrying value of the debt of RMB 1.2 billion and the carrying value of ZuoZhongYou’s net asset at the transaction date. Hence, there is a decrease of RMB 21.4 million (approximately $3.1 million, which is 22% of the RMB 97.2 million) of “Investment in the Affiliate Company” on the Company’s book, with a corresponding decrease to the additional paid in capital.

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

Sales to the Company’s related parties, the Affiliate Company and its subsidiaries, for the three months ended September 30, 2020, were $6 (due to exchange rate difference) or 0% of the Company’s total revenue, a decrease of 100% from $4,720,159 of the same quarter last year. Sales to the Company’s related parties, the Affiliate Company and its subsidiaries, for the nine months ended September 30, 2020, were $ 962 or 0% of the Company’s total revenue, a decrease of 100% from $10,543,190 of the same period last year. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of September 30, 2020 and December 31, 2019, the net amount due from the Affiliate Company and its subsidiaries, was $20,869,315 and $31,330,763, respectively. As of September 30, 2020 and December 31, 2019 the net amount due from the Affiliate Company and its subsidiaries included $2,106,607 and $2,056,564 interest receivable related to the loan lent to the Affiliate Company that was paid off.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,940,614 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of September 30, 2020 and December 31, 2019, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. In September 2020, this action was transferred to the New York federal court and remains pending.

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

Separately, in connection with allegations of misconduct identified in pre-suit demands made by putative shareholders of Kandi, Kandi formed a Special Litigation Committee (“SLC”) and retained a Delaware law firm as independent counsel to the SLC to aid in the SLC’s investigation of, and to ultimately report on, the allegations of misconduct set forth in the pre-suit demands. The SLC recommended to Kandi’s board of directors in June 2020 that the SLC be dissolved in light of the ongoing derivative action pending in the Delaware Court of Chancery, and this recommendation was adopted by the board in August 2020.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$9,253,750	$5,703,050
China	9,463,468	25,985,494
Total	$18,717,218	$31,688,544

Major products
EV parts	$8,438,958	$25,847,506
EV products	515,128	-
Off-road vehicles	8,852,475	5,841,038
Electric Scooters, Electric Self-Balancing Scooters and associated parts	910,657	-
Total	$18,717,218	$31,688,544

Timing of revenue recognition
Products transferred at a point in time	$18,717,218	$31,688,544
Total	$18,717,218	$31,688,544

	Nine Months Ended September 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$19,955,855	$15,975,711
China	24,570,863	57,927,523
Total	$44,526,718	$73,903,234

Major products
EV parts	$23,034,841	$57,607,687
EV products	769,034	-
Off-road vehicles	19,452,160	16,295,547
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,270,683	-
Total	$44,526,718	$73,903,234

Timing of revenue recognition
Products transferred at a point in time	$44,526,718	$73,903,234
Total	$44,526,718	$73,903,234

NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the interim condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Overview

We are one of the leading manufacturers of EV products (through Kandi Hainan and the Affiliate Company), EV parts and off-road vehicles in China. For the nine months ended September 30, 2020, we recognized total revenue of $44,526,718 as compared to $73,903,234 for the same period of 2019, a decrease of $29,376,516 or 39.7%. For the nine months ended September 30, 2020, we recorded $8,614,933 of gross profit, a decrease of 31.7% from the same period of 2019. Gross margin for the nine months ended September 30, 2020 was 19.3%, compared to 17.1% for the same period of 2019. We recorded a net income of $1,022,137 for the nine months ended September 30, 2020, compared to a net income of $361,811 in the same period of 2019, an increase of $660,326 or 182.5%.

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China has fully resumed in early March 2020, the COVID-19 has affected the Company’s business performance in 2020. Though it becomes more stable in China, there are new cases reported continuously at present. The extent to which the COVID-19 may impact operations of the Company, with majority of operations based in China, is alleviated though it remains uncertain due to the fact that the COVID-19 is not completely over. The extent to which the COVID-19 impacts our operations will depend on its future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

As we approach year-end, despite the challenges posed by COVID-19 around the world, we were still productive in the third quarter. Most importantly, after a lengthy process of preparation, the ‘300,000 government-accredited pure EV within 5 years rideshare’ program—of which Kandi was a co-founder-- has begun its trial with the gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. All the EVs delivered for the program include our battery swap feature. We believe that this program can drive the production and sales of our EV parts and battery swap equipment, and we can thus restore growth in our pure EV business.

The COVID-19 outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack. Our products aimed at this market combines our motors and battery packs into a dynamic power train system. Through extensive product trials, we are able to meet a leading standard in China, and thus went into production in the second quarter. As this business is developing quickly and progressing, the Company transferred all of its equity interest in Yongkang Scrou to Jinhua An Kao (changed name to Kandi Smart Battery Swap), and the work of listing Kandi Smart Battery Swap on Shanghai Stock Exchange’s STAR Board has been started.

The Company originally planned to export 2,000 to 5,000 units of electric vehicles to the U.S. in 2020, but due to the COVID-19 pandemic in the first half of 2020, the plan are being adjusted according to the situation of COVID-19 control in the U.S, as well as the progress of clearance from relevant government agencies such as United States Environmental Protection Agency. As of the date of this report, it has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We are performing self-inspection comparing to the safety standards published by the United States Department of Transportation. We are also in the process of modifying features, upgrading the software and technology for the EVs to cater for our potential U.S. constomers. Thus, no units of electric vehicles have been sold in the U.S.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$18,717,212	100.0%	$26,968,385	85.1%	(8,251,173)	(30.6%)
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	6	0.0%	4,720,159	14.9%	(4,720,153)	(100.0%)

REVENUES, NET	18,717,218		31,688,544		(12,971,326)	(40.9%)

COST OF GOODS SOLD	(14,806,322)	(79.1%)	(26,412,129)	(83.3%)	11,605,807	(43.9%)

GROSS PROFIT	3,910,896	20.9%	5,276,415	16.7%	(1,365,519)	(25.9%)

OPERATING EXPENSES:
Research and development	(987,285)	(5.3%)	(596,187)	(1.9%)	(391,098)	65.6%
Selling and marketing	(2,165,383)	(11.6%)	(930,810)	(2.9%)	(1,234,573)	132.6%
General and administrative	(3,212,209)	(17.2%)	(3,432,920)	(10.8%)	220,711	(6.4%)
Gain on disposal of long-lived assets	76,159	0.4%	-	0.0%	76,159	-
TOTAL OPERATING EXPENSES, NET	(6,288,718)	(33.6%)	(4,959,917)	(15.7%)	(1,328,801)	26.8%

(LOSS) INCOME FROM OPERATIONS	(2,377,822)	(12.7%)	316,498	1.0%	(2,694,320)	(851.3%)

OTHER INCOME (EXPENSE):
Interest income	558,059	3.0%	209,736	0.7%	348,323	166.1%
Interest expense	(788,589)	(4.2%)	(435,524)	(1.4%)	(353,065)	81.1%
Change in fair value of contingent consideration	(1,069,000)	(5.7%)	57,000	0.2%	(1,126,000)	(1975.4%)
Government grants	13,431	0.1%	502,146	1.6%	(488,715)	(97.3%)
Gain (loss) from equity dilution in the Affiliate Company	-	0.0%	(49,285)	(0.2%)	49,285	(100.0%)
Gain from sale of equity in the Affiliate Company	-	0.0%	20,574,217	64.9%	(20,574,217)	(100.0%)
Share of loss after tax of the Affiliate Company	(1,550,568)	(8.3%)	(8,433,767)	(26.6%)	6,883,199	(81.6%)
Other income, net	988,287	5.3%	57,833	0.2%	930,454	1608.9%
TOTAL OTHER (EXPENSE) INCOME, NET	(1,848,380)	(9.9%)	12,482,356	39.4%	(14,330,736)	(114.8%)

(LOSS) INCOME BEFORE INCOME TAXES	(4,226,202)	(22.6%)	12,798,854	40.4%	(17,025,056)	(133.0%)

INCOME TAX BENEFIT (EXPENSE)	2,767,939	14.8%	(709,413)	(2.2%)	3,477,352	(490.2%)
NET (LOSS) INCOME	(1,458,263)	(7.8%)	12,089,441	38.2%	(13,547,704)	(112.1%)

(a) Revenue

For the three months ended September 30, 2020, our revenue was $18,717,218 compared to $31,688,544 for the same period of 2019, representing a decrease of $12,971,326 or 40.9%. The decrease in revenue was mainly due to the decrease in EV parts sales. Due to the outbreak of COVID-19 in China, the demand of EV parts from customers was significantly affected during the first three quarters of 2020.

The following table summarizes our revenues by product types for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
	Sales	Sales
EV parts	$8,438,958	$25,847,506
EV products	515,128	-
Off-road vehicles	8,852,475	5,841,038
Electric Scooters, Electric Self-Balancing Scooters and associated parts	910,657	-
Total	$18,717,218	$31,688,544

EV Parts

During the three months ended September 30, 2020, our revenues from the sales of EV parts were $8,438,958, representing a decrease of $17,408,548 or 67.4% from $25,847,506 for the same quarter of 2019.

Our revenue for the three months ended September 30, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 45.1% of total sales.

During the three months ended September 30, 2020 and 2019, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 0% and 14.9% of our total net revenue for each quarter, respectively.

EV Products

During the three months ended September 30, 2020, our revenue from the sale of EV Products was $515,128, which was due to the export sales of Hainan factories’ products. There weren’t any EV products sales in the same period of 2019.

Off-Road Vehicles

During the three months ended September 30, 2020, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $8,852,475, representing an increase of $3,011,437 or 51.6% from $5,841,038, for the same quarter of 2019. The increase was mainly due to the increased sales from SC Autosports because of increased demand due to the power sports’ unique form of “socially distant” recreation.

Our off-road vehicles business line accounted for approximately 47.3% of our total net revenue for the three months ended September 30, 2020.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended September 30, 2020, our revenue from the sale of Electric Scooters, Electric Self-Balancing Scooters and associated parts was $910,657. There were no Electric Scooters and Electric Self-Balancing Scooters and associated parts sales in the same quarter of 2019.

The following table shows the breakdown of our net revenues:

	Three Months Ended September 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$9,253,750	$5,703,050
China	9,463,468	25,985,494
Total	$18,717,218	$31,688,544

Major products
EV parts	$8,438,958	$25,847,506
EV products	515,128	-
Off-road vehicles	8,852,475	5,841,038
Electric Scooters, Electric Self-Balancing Scooters and associated parts	910,657	-
Total	$18,717,218	$31,688,544

Timing of revenue recognition
Products transferred at a point in time	$18,717,218	$31,688,544
Total	$18,717,218	$31,688,544

(b) Cost of goods sold

Cost of goods sold was $14,806,322 during the three months ended September 30, 2020, representing a decrease of $11,605,807, or 43.9%, compared to $26,412,129 for the same period of 2019. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended September 30, 2020 and 2019 are as set forth below:

	Three Months Ended September 30,
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$8,438,958	7,200,214	1,238,744	14.7%	$25,847,506	21,929,420	3,918,086	15.2%
EV products	515,128	248,945	266,183	51.7%	-	-	-	-
Off-road vehicles	8,852,475	6,483,014	2,369,461	26.8%	5,841,038	4,482,709	1,358,329	23.3%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	910,657	874,149	36,508	4.0%	-	-	-	-
Total	$18,717,218	14,806,322	3,910,896	20.9%	$31,688,544	26,412,129	5,276,415	16.7%

Gross profit for the third quarter of 2020 decreased 25.9% to $3,910,896, compared to $5,276,415 for the same period last year. This was primarily attributable to the sales decrease of EV Parts, which was primarily due to the outbreak of COVID-19 in 2020. Our gross margin increased to 20.9% compared to 16.7% for the same period of 2019. The increase in our gross margin was mainly due to the sales under SC Autosports which has increased the unit price for the parts since the end of 2019.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $987,285 for the third quarter of 2020, an increase of $391,098 or 65.6% compared to $596,187 for the same period of last year. The increase was mainly due to the R&D expense related to the technology upgrading of the Company’s products and new products development.

(e) Sales and marketing

Selling and distribution expenses were $2,165,383 for the third quarter of 2020, compared to $930,810 for the same period last year, representing an increase of $1,234,573 or 132.6%. The increase was primarily attributable to the increasing labor and advertising expenses in connection with the expansion the U.S. electric vehicle market.

(f) General and administrative expenses

General and administrative expenses were $3,212,209 for the third quarter of 2020, compared to $3,432,920 for the same period last year, representing a decrease of $220,711 or 6.4%. For the three months ended September 30, 2020, general and administrative expenses included $22,925 as expenses for common stock awards to employees and Board members, compared to $22,925 for the same period in 2019. Besides stock compensation expense, our net general and administrative expenses for the three months ended September 30, 2020 were $3,189,284, representing a decrease of $220,711, from $3,409,995 for the same period of 2019, which was largely due to the implementation of cost cutting strategy and tighter budget control by the management.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $76,159 for the third quarter of 2020, which was due to exchange rate difference.

(h) Interest income

Interest income was $558,059 for the third quarter of 2020, representing an increase of $348,323 or 166.1% compared to $209,736 for the same period of last year. The increase was primarily attributable to increased interest earned on the loan to a third party.

(i) Interest expenses

Interest expenses were $788,589 in the third quarter of 2020, representing an increase of $353,065 or 81.1% compared to $435,524 for the same period of last year. The increase was primarily due to the interest expense of Hainan factory’s long-term debt.

(j) Change in fair value of contingent consideration

For the third quarter of 2020, the loss related to changes in the fair value of contingent consideration was $1,069,000, a decrease of $1,126,000 or 1975.4% compared to gain related to changes in the fair value of contingent consideration of $57,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $13,431 for the third quarter of 2020, compared to $502,146 for the same quarter last year, representing a decrease of $488,715, or 97.3%, which was largely attributable to the subsidies received by Hainan factory in the third quarter of 2019 for its science and technology projects. There were no similar subsidies received in the third quarter in 2020.

(l) Gain (loss) from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the third quarter of 2020, compared to loss of $49,285 for the same quarter last year which was due to exchange rate difference.

(m) Gain from sale of equity in the Affiliate Company

Gain from sale of equity was $0 for the third quarter of 2020, compared to $20,574,217 for the same quarter last year which was due to the Affiliate Equity Transfer. In March 2019, Kandi Vehicles agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total consideration of RMB 516 million (approximately $72.3 million). In the third quarter of 2019, the equity transfer was completed and the Company recognized the gain from equity sale.

(n) Share of loss after tax of the Affiliate Company

For the third quarter of 2020, our share of loss of the Affiliate Company was $1,550,568 as compared to $8,433,767 for the same period of last year, representing a decrease of share of loss of $6,883,199, which was largely attributable to the decreasing loss of the Affiliate Company and the fact that our equity interests of the Affiliate Company has been decreased after the equity dilution and equity transfer in 2019.

(o) Other income, net

Other income, net was $988,287 for the third quarter of 2020, compared to $57,833 for the same period of last year, representing an increase of $930,454, or 1608.9%, which was largely due to the discount and cancellation of accounts payable after negotiation with suppliers.

(p) Income Taxes

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

Our actual effective income tax rate for the third quarter of 2020 was a tax benefit of 65.49% on a reported loss before taxes of approximately $4.2 million, compared to a tax expense of 5.54% on a reported income before taxes of approximately $12.8 million for the same period of last year.

(q) Net income (loss)

Net loss was $1,458,263 for the third quarter of 2020, representing a decrease by $13,547,704 compared to net income of $12,089,441 for the same period of last year. The decrease was primarily attributable to the gain from sale of equity in the Affiliate Company of approximately $20.6 million we recognized in the third quarter of 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$44,525,756	100.0%	$63,360,044	85.7%	(18,834,288)	(29.7%)
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	962	0.0%	10,543,190	14.3%	(10,542,228)	(100.0%)

REVENUES, NET	44,526,718	100.0%	73,903,234	100.0%	(29,376,516)	(39.7%)

COST OF GOODS SOLD	(35,911,785)	(80.7%)	(61,288,228)	(82.9%)	25,376,443	(41.4%)

GROSS PROFIT	8,614,933	19.3%	12,615,006	17.1%	(4,000,073)	(31.7%)

OPERATING EXPENSES:
Research and development	(2,777,426)	(6.2%)	(1,766,210)	(2.4%)	(1,011,216)	57.3%
Selling and marketing	(3,807,355)	(8.6%)	(2,448,291)	(3.3%)	(1,359,064)	55.5%
General and administrative	(10,186,135)	(22.9%)	(11,096,246)	(15.0%)	910,111	(8.2%)
Gain on disposal of long-lived assets	13,983,733	31.4%	-	0.0%	13,983,733	-
TOTAL OPERATING EXPENSES, NET	(2,787,183)	(6.3%)	(15,310,747)	(20.7%)	12,523,564	(81.8%)

INCOME (LOSS) FROM OPERATIONS	5,827,750	13.1%	(2,695,741)	(3.6%)	8,523,491	(316.2%)

OTHER INCOME (EXPENSE):
Interest income	1,118,795	2.5%	559,954	0.8%	558,841	99.8%
Interest expense	(2,894,579)	(6.5%)	(1,304,062)	(1.8%)	(1,590,517)	122.0%
Change in fair value of contingent consideration	1,794,000	4.0%	694,000	0.9%	1,100,000	158.5%
Government grants	111,329	0.3%	725,189	1.0%	(613,860)	(84.6%)
Gain from equity dilution in the Affiliate Company	-	0.0%	4,291,974	5.8%	(4,291,974)	(100.0%)
Gain from sale of equity in the Affiliate Company	-	0.0%	20,574,217	27.8%	(20,574,217)	(100.0%)
Share of loss after tax of the Affiliate Company	(5,631,867)	(12.6%)	(22,883,126)	(31.0%)	17,251,259	(75.4%)
Other income, net	2,051,272	4.6%	357,626	0.5%	1,693,646	473.6%
TOTAL OTHER (EXPENSE) INCOME, NET	(3,451,050)	(7.8%)	3,015,772	4.1%	(6,466,822)	(214.4%)

INCOME BEFORE INCOME TAXES	2,376,700	5.3%	320,031	0.4%	2,056,669	642.6%

INCOME TAX (EXPENSE) BENEFIT	(1,354,563)	(3.0%)	41,780	0.1%	(1,396,343)	(3342.1%)

NET INCOME	1,022,137	2.3%	361,811	0.5%	660,326	182.5%

(a) Revenue

For the nine months ended September 30, 2020, our revenue was $44,526,718 compared to $73,903,234 for the same period of 2019, representing a decrease of $29,376,516 or 39.7%. The decrease in revenue was mainly due to the decrease in EV parts sales. Due to the outbreak of COVID-19 in China, the production of EV parts was interrupted during the first quarter of 2020, and the overall demand of EV parts from customers was significantly affected during the first three quarters of 2020.

The following table summarizes our revenues by product types for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	Sales	Sales
EV parts	$23,034,841	$57,607,687
EV products	769,034	-
Off-road vehicles	19,452,160	16,295,547
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,270,683	-
Total	$44,526,718	$73,903,234

EV Parts

During the nine months ended September 30, 2020, our revenues from the sales of EV parts were $23,034,841, representing a decrease of $34,572,846 or 60.0% from $57,607,687 for the same period of 2019.

Our revenue for the nine months ended September 30, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 51.7% of total sales.

During the nine months ended September 30, 2020 and 2019, our revenue from the sale of EV parts to the Affiliate Company and its subsidiaries accounted for approximately 0% and 14.3% of our total net revenue for the quarter, respectively.

EV Products

During the nine months ended September 30, 2020, our revenue from the sale of EV Products was $769,034, which was due to the export sales of Hainan factories’ products. There weren’t any EV products sales in the same period of 2019.

Off-Road Vehicles

During the nine months ended September 30, 2020, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $19,452,160, representing an increase of $3,156,613 or 19.4% from $16,295,547, for the same period of 2019.

Our off-road vehicles business line accounted for approximately 43.7% of our total net revenue for the nine months ended September 30, 2020.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the nine months ended September 30, 2020, our revenue from the sale of Electric Scooters, Electric Self-Balancing Scooters and associated parts was $1,270,683. There were no Electric Scooters and Electric Self-Balancing Scooters and associated parts sales in the same period of 2019.

The following table shows the breakdown of our net revenues:

	Nine Months Ended September 30,
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$19,955,855	$15,975,711
China	24,570,863	57,927,523
Total	$44,526,718	$73,903,234

Major products
EV parts	$23,034,841	$57,607,687
EV products	769,034	-
Off-road vehicles	19,452,160	16,295,547
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,270,683	-
Total	$44,526,718	$73,903,234

Timing of revenue recognition
Products transferred at a point in time	$44,526,718	$73,903,234
Total	$44,526,718	$73,903,234

(b) Cost of goods sold

Cost of goods sold was $35,911,785 during the nine months ended September 30, 2020, representing a decrease of $25,376,443, or 41.4%, compared to $61,288,228 for the same period of 2019. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the nine months ended September 30, 2020 and 2019 are as set forth below:

	Nine Months Ended September 30,
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$23,034,841	19,803,364	3,231,477	14.0%	$57,607,687	48,565,387	9,042,300	15.7%
EV products	769,034	485,539	283,495	36.9%	-	-	-	-
Off-road vehicles	19,452,160	14,416,321	5,035,839	25.9%	16,295,547	12,722,841	3,572,706	21.9%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,270,683	1,206,561	64,122	5.0%	-	-	-	-
Total	$44,526,718	35,911,785	8,614,933	19.3%	$73,903,234	61,288,228	12,615,006	17.1%

Gross profit for the first three quarters of 2020 decreased 31.7% to $8,614,933, compared to $12,615,006 for the same period last year. This was primarily attributable to the sales decrease, which was primarily due to the outbreak of COVID-19 in 2020. Our gross margin increased to 19.3% compared to 17.1% for the same period of 2019. The increase in our gross margin was mainly due to the sales under SC which has increased the unit price for the parts since end of 2019.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $2,777,426 for the first three quarters of 2020, an increase of $1,011,216 or 57.3% compared to $1,766,210 for the same period of last year. The increase was mainly due to the R&D expense related to the technology upgrading of the Company’s products and new products development.

(e) Sales and marketing

Selling and distribution expenses were $3,807,355 for the first three quarters of 2020, compared to $2,448,291 for the same period last year, representing an increase of $1,359,064 or 55.5%. The increase was primarily attributable to the increasing labor and advertising expenses in connection with the expansion the U.S. electric vehicle market.

(f) General and administrative expenses

General and administrative expenses were $10,186,135 for the first three quarters of 2020, compared to $11,096,246 for the same period last year, representing a decrease of $910,111 or 8.2%. For the nine months ended September 30, 2020, general and administrative expenses included $870,471 as expenses for common stock awards to employees and Board members, compared to $1,337,333 for the same period in 2019. Besides stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2020 were $9,315,664, representing a decrease of $443,249, from $9,758,913 for the same period of 2019, which was largely due to the implementation of cost cutting strategy and tighter budget control by the management.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $13,983,733 for the first three quarters of 2020, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized.

(h) Interest income

Interest income was $1,118,795 for the first three quarters of 2020, representing an increase of $558,841 or 99.8% compared to $559,954 for the same period of last year. The increase was primarily attributable to increased interest earned on the loan to a third party.

(i) Interest expenses

Interest expenses were $2,894,579 in the first three quarters of 2020, representing an increase of $1,590,517 or 122.0% compared to $1,304,062 for the same period of last year. The increase was primarily due to the interest expense of Hainan factory’s long-term debt.

(j) Change in fair value of contingent consideration

For the first three quarters of 2020, the gain related to changes in the fair value of contingent consideration was $1,794,000, an increase of $1,100,000 or 158.5% compared to $694,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $111,329 for the first three quarters of 2020, compared to $725,189 for the same quarter last year, representing a decrease of $613,860, or 84.6%, which was largely attributable to the subsidies received by Hainan factory in the third quarter of 2019 for its science and technology projects. There were no similar subsidies received in the first three quarters of 2020.

(l) Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the first three quarters of 2020, compared to $4,291,974 for the same period of last year, which was primarily due to gain from the conversion of the loan into equity in the Affiliate Company in March 2019. Pursuant to the Equity Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.3 million) from Geely Group to equity in order to increase its cash flow (for details please refer to Note 22 - EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY).

(m) Gain from sale of equity in the Affiliate Company

Gain from sale of equity was $0 for the first three quarters of 2020, compared to $20,574,217 for the same period of last year which was due to the Affiliate Equity Transfer. In March 2019, Kandi Vehicles agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total consideration of RMB 516 million (approximately $72.3 million). Therefore, in the third quarter of 2019, the equity transfer was completed and the Company recognized the gain from equity sale.

(n) Share of loss after tax of the Affiliate Company

For the first three quarters of 2020, our share of loss of the Affiliate Company was $5,631,867 as compared to share of loss of $22,883,126 for the same period of last year, representing a decrease of share of loss of $17,251,259, which was largely attributable to the decreasing loss of the Affiliate Company and the fact that our equity interests of the Affiliate Company has been decreased after the equity dilution and equity transfer in 2019.

(o) Other income, net

Other income, net was $2,051,272 for the first three quarters of 2020, representing an increase of $1,693,646 or 473.6% compared to $357,626 for the same period of last year, which was largely due to the discount and cancellation of accounts payable after negotiation with supplier.

(p) Income Taxes

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

Our actual effective income tax rate for the first three quarters of 2020 was a tax expense of 56.99% on a reported income before taxes of approximately $2.4 million, compared to a tax benefit of 13.05% on a reported income before taxes of approximately $0.3 million for the same period of last year.

(q) Net income (loss)

Net income was $1,022,137 for the first three quarters of 2020, representing an increase of $660,326 compared to net income $361,811 for the same period of last year. The increase was primarily attributable to the gain on disposal of long-live asset which was related to the real estate repurchase agreement of our Jinhua Facility’ relocation and the decreased share of loss of the Affiliate Company .

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended,
	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(13,365,968)	$(14,610,587)
Net cash provided by investing activities	$46,247,972	$21,532,383
Net cash used in financing activities	$(25,770,794)	$(2,294,786)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,111,210	4,627,010
Effect of exchange rate	535,314	(928,440)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	16,512,635	22,353,071
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	24,159,159	26,051,641

For the first three quarters of 2020, cash used in operating activities was $13,365,968, as compared to $14,610,587 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first three quarters of 2020 were a decrease of accounts receivable of $18,165,084. The major operating activity that used cash for the first three quarters of 2020 was a decrease of accounts payable of $15,642,931.

For the first three quarters of 2020, cash derived from investing activities was $46,247,972, as compared to $21,532,383 for the same period of last year. The major investing activities that provided cash for the first three quarters of 2020 were an increase of cash received from equity sale in the Affiliate Company of $42,321,385 and an increase of proceeds from disposal of long-lived assets of $51,872,829. The major investing activities that used cash for the first three quarters of 2020 were $45,958,247 used for loan to third party.

For the first three quarters of 2020, cash used in financing activities was $25,770,794, as compared to $2,294,786 for the same period of last year. The major financing activities that provided cash for the first three quarters of 2020 were proceeds from short-term bank loans of $24,163,223. The major financing activities that used cash for the first three quarters of 2020 were repayments of short-term bank loans of $50,042,178.

Working Capital

We had working capital of $ 79,767,999 at September 30, 2020, which reflects an increase of $16,069,302 from a working capital of $63,698,697 as of December 31, 2019.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Kandi Vehicles and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Kandi Vehicles for RMB 525 million ($77 million). Payments to Kandi Vehicles shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Kandi Vehicles achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($74 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $36 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $17 million) under the Repurchase Agreement.

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

Recent Development Activities

On August 20, 2020, we announced that we are actively exploring the possibility of opening a manufacturing base in North America for its popular EV and off-road vehicles. We plan to more aggressively target the fast-growing North America market and ensure affordability by eliminating shipping costs and tariffs. The Company is in preliminary discussion with various potential partners, including local government agencies from the US-Mexico border, and has received positive feedback. The Company cautioned that the exploration process is in its early stage and any negotiations would not guarantee a North American plant will be built.

On September 14, 2020, we announced the establishment of a wholly-owned subsidiary for our battery swapping services: China Battery Exchange Technology Co., Ltd. By establishing the China Battery Exchange Technology Company, we can better monetize our dozens of patents in the field of battery swap systems. The new company can also attract strategic investors to participate across the whole sector value chain, including battery swapping services and used battery recycling.

On October 22, 2020, we announced that the Company entered into a strategic agreement with the Zhejiang State Grid Electric Vehicle Service Company to cooperate in the area of battery exchange for pure electric vehicles.

On October 26, 2020, we announced the establishment of an operating company that intends to operate a ridesharing service across China. The operating company will operate under the name Zhejiang Ruiheng Technology Company (“Ruiheng”). The company was established by Zhejiang Ruibo New Energy Vehicle Service Company Ltd. (“Ruibo”), Jiangsu Jinpeng Group Ltd. (“Jinpeng”) and Kandi Vehicles. Ruibo, Jinpeng and Kandi Vehicles each owns 80%, 10%, and 10% of Ruiheng, respectively. The establishment of the operating company was approved by the Hangzhou Xihu District Market Supervision Administration after an extensive application process.

On November 2, 2020, we announced that on October 30, 2020 we signed a cooperation agreement each with CITIC Securities, Grandall Law Firm (Hangzhou) and Pan-China Certified Public Accountants LLP to initiate the IPO process to list our wholly owned subsidiary, Zhejiang Kandi Smart Battery Swap Technology Co, Ltd on the Shanghai Stock Exchange’s Sci-Tech Innovation Board (“STAR”) market. CITIC Securities will act as the IPO sponsor and lead underwriter, Grandall Law Firm will act as the legal advisor, and Pan-China Certified Public Accountants LLP will act as the auditor for the IPO.

On November 4, 2020, we announced that Kandi America, the U.S. subsidiary of the Company, has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2020. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The successful development of our U.S. EV markets depends on various factors.

On August 18, 2020, our subsidary in U.S., Kandi America held a virtual launch event to introduce the K23 and K27 EVs into the U.S. market. While it has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models – the K23 and K27 – via Certificates of Conformity; the sale of such EVs into the U.S. market is conditioned upon the satisfaction of the safety standards set by the United States Department of Transportation and the completion of the feature modification, software and technology upgrades catering for our potentioal U.S. costomers. Thus, no units of electric vehicles have been sold in the U.S. There is no assurance all conditions for the sale of EVs in the U.S. could be satisifed as planned.

We have and may increasingly become a target for public scrutiny, including complaints to regulatory agencies, coverage, and malicious allegations, all of which could severely damage our reputation and materially and adversely affect our business, prospects and stock price.

We have been a target for public scrutiny, including complaints to regulatory agencies,  coverage, and malicious allegations. For example, from 2013 to 2015, all the EVs we sold had the features of battery exchange, which exposed us to subsidies fraud investigation. Although we believe that these allegations are not true and the fact the Chinese government granted us subsidies after they completed investigation, negative publicity surrounding this incident had adversely affected our reputation.

In addition, we have adopted policies and procedures, specifically a Related Party Transactions Policy, to identify, review, consider and approve such conflicts of interest. In general, if an affiliate of a director, executive officer or significant stockholder, intends to engage in a transaction involving us, that director, executive officer or significant stockholder must report the transaction for consideration and approval by our audit committee and any such transactions have to be conducted at arms-length terms. We also follow the SEC regulations and the U.S. GAAP in reporting related party transactions. For example, under U.S. GAAP, it is permitted not to disclose a specific name of a major customer and/or supplier if they are not related parties to us. However, there are no assurances that negative media who may not have thorough understanding of the SEC disclosure rules and U.S. GAAP cast any incorrect critisizm on our disclosure.

From time to time, the allegations, regardless of their veracity, may result in consumer dissatisfaction, public protests or negative publicity, which could result in government inquiry or substantial harm to our brand, reputation, operations and stock price.

Moreover, as our business expands and grows, both organically and through acquisitions of and investments in other businesses, domestically and internationally, we may be exposed to heightened public scrutiny in jurisdictions where we already operate as well as in new jurisdictions where we may operate. There is no assurance that we would not become a target for regulatory or public scrutiny in the future or that scrutiny and public exposure would not severely damage our reputation as well as our business, prospects and stock price.

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of the Supplementary Agreement II to the Share Transfer Agreement of Jinhua An Kao Power Technology Co., Ltd. dated July 7, 2020 (Incorporate by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2020	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)