Form 10-K
period 2020-12-31
Kandi Technologies Group, Inc.
filed 2021-03-30
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $167,640,232.

The number of shares of common stock outstanding as of March 25, 2021 was 75,387,555.

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

In December 2019, an outbreak of coronavirus disease 2019 (“COVID-19”), caused by severe acute respiratory syndrome coronavirus, was first found in Wuhan, China. The World Health Organization (“WHO”) declared the outbreak to be a Public Health Emergency of International Concern on January 30, 2020 and recognized it as a pandemic on March 11, 2020. COVID-19 has had a significant impact on the global economy and many industries, including the automobile and parts industry. However, as the outbreak in China has been gradually managed under control, the automobile and parts industry has also resumed productions. Stimulated by the various preferential policies of the Chinese government to promote economic development, we believe the automobile and its parts industry will return onto the track for the next development.

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

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the market demand through the further innovations in the Car- Share Program. We also provide EV products to end users through our distributors.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered private cars. The best solution to these problems is to increase more affordable public transportation for urban residents. Subway and bus used to be the most popular public transportation options in China. They form the main artery of urban public transportation but such system is lack of capillary. In this regard, we introduced the Car-Share Program by using pure electric vehicles. Urban public transportation system can be improved with the online ride-sharing service (“ORSS”) program.

In order to create an ecosphere of EV changing-battery-model, on October 22, 2020, the Company entered into a strategic agreement with Zhejiang State Grid Electric Vehicle Service Company. The two parties will cooperate extensively across the whole supply chain for electric vehicle-battery exchange. This in-depth collaboration will focus on the following areas: centralized constant temperature battery charging, distribution, maintenance, battery recycling, construction and operation of power exchange networks, power exchange services to meet energy demand, grid auxiliary services, flexible control of power load exchange, as well as other value-added services for power exchange stations. The two parties will first start their collaboration in the project of “300,000 government-accredited ride-sharing vehicles within 5 years” (the “Online Ride-Sharing Project”) initiated by Kandi, and then expand into new areas of cooperation based on the progress in this collaboration. In October 22, 2020, the Company established Zhejiang Ruiheng Technology Company with Zhejiang Ruibo New Energy Vehicle Service Company Ltd. and Jiangsu Jinpeng Group Ltd. The Online Ride-Sharing Project will be undertaken by Zhejiang Ruiheng. One of the special points of the Online Ride-Sharing Project is that all the cars in this project will use the changing-battery-model. The changing-battery-model is able to solve problems such as high price of EVs, short recharging mileage, long recharging time, shortage of charging facilities, battery attenuation and potential pollution problems and so on. Furthermore this model allows the battery to be slowly recharged at a constant temperature, which prolongs the usage life of the battery and truly realize green energy efficiency. We believe that this upgrade to ORSS program from MPT (“Micro Public Transportation”) advocated and practiced by Kandi will become the benchmark of urban car-share and play a significant role in the development of EV changing-battery-model ecosphere.

SC Autosports, LLC (“SC Autosports”) is a Dallas-based sales company with nationwide sales channels in the U.S that is primarily engaged in the wholesale of off-road vehicle products, with a small percentage of its business derived from off-road vehicle parts wholesale and retail. It has a seasoned management team and a distribution force averaging over ten years of sales experience. To gain access to and promote electric vehicle products to the U.S. market, on July 1, 2018, we acquired 100% ownership of SC Autosports. During 2020, the Company received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models – the K23 and K27 – via Certificates of Conformity.

Our Products

General

For the years ended December 31, 2020 and 2019, our products consist of EV parts, EV products, and off-road vehicles including ATVs, utility vehicles (“UTVs”), go-karts, and electric scooters, electric self-balancing Scooters and associated parts. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$29,394,148	$24,623,424
China	47,526,365	111,117,912
Total	$76,920,513	$135,741,336

Major products
EV parts	$40,645,696	$110,675,908
EV products	684,525	108,640
Off-road vehicles	29,824,323	22,743,142
Electric Scooters, Electric Self-Balancing Scooters and associated parts	5,765,969	2,213,646
Total	$76,920,513	$135,741,336

Timing of revenue recognition
Products transferred at a point in time	$76,920,513	$135,741,336
Total	$76,920,513	$135,741,336

Sales and Distribution

In 2020, the Company’s primary products were electric vehicle parts and off-road vehicles. During 2020, there was a higher sales concentration in off-road vehicles compared to 2019 although the distribution remained similar in both years. In 2020, Zhejiang Kandi Technologies launched new intelligent transportation products, including Electric Scooters and Electric Self-Balancing Scooters.

Customers

For the year ended December 31, 2020 and 2019, our major customers, in the aggregate, accounted for 38% and 78% of our sales. We are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on our EV business.

For the year ended December 31, 2020 and 2019, the Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales		Trade Receivable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Customers	2020	2019	2020	2019
Customer A	24%	51%	15%	55%
Customer B	14%	15%	7%	5%
Fengsheng Vehicles Technologies Group Co., Ltd. and its subsidiaries	-	12%	33%	32%

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

For the year ended December 31, 2020 and 2019, the Company’s material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases		Accounts Payable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Suppliers	2020	2019	2020	2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	49%	73%	9%	8%
Supplier D	22%	11%	5%	-

Intellectual Property and Licenses

Our success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. During 2020, Zhejiang Kandi Technologies (formerly known as Kandi Vehicles) received a total of 3 utility model patents. As of December 31, 2020, Zhejiang Kandi Technologies had a total of 85 valid patents and 2 software copyrights, including 1 invention patent, 45 utility model patents and 39 appearance design patents. During 2020, Kandi Smart Battery Swap received total 13 utility model patents and 6 appearance design patents. As of December 31, 2020, Kandi Smart Battery Swap had a total of 51 valid patents, including 43 utility model patents and 8 appearance design patents. During 2020, Kandi New Energy received 1 utility model patent. As of December 31, 2020, Kandi New Energy had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. In 2020, Kandi Hainan received a total of 13 utility model patent. As of December 31, 2020, Kandi Hainan had a total of 19 valid patents. As of December 31, 2020, Yongkang Scrou had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. Under Chinese patent law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. In addition, we are authorized to use the trademark “Kandi”. We intend to continue to file additional patent applications with respect to our technology.

Zhejiang Kandi Technologies was certified in intellectual property management systems in 2017 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau. The certification is renewed on December 2020. Kandi Smart Battery Swap was certified in intellectual property management systems in 2018 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau on November, 2018. Kandi Hainan was certified in intellectual property management systems in 2020 and is recognized as a national High and New Technology Enterprise on December 2020.The certification is valid for three years. The status of being a national High and New Technology Enterprise qualifies Zhejiang Kandi Technologies for a preferred 15% income tax rate, as opposed to a standard corporate income tax rate at 25%.

In 2020, Zhejiang Kandi Technologies was named as one of the “Top 10 Enterprises” of Jinhua Economic Development Zone.

Employees

As of December 31, 2020, excluding contractors and employees with the Affiliate Company, Kandi had a total of 638 full-time employees, as compared to 594 full-time employees on December 31, 2019, of which 368 employees are production personnel, 35 employees are sales personnel, 89 employees are research and development personnel, and 146 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

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

The Company has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We are performing self-inspection comparing to the safety standards published by the United States Department of Transportation. We are also in the process of modifying features, upgrading the software and technology for the EVs to cater for our potential U.S. customers.

Principal Executive Offices

Our principal executive office is located in the Jinhua City Industrial Zone in Jinhua, Zhejiang Province, PRC, 321016, and our telephone number is (86-579) 82239856.

Recent Development Activities

On November 12, 2020, we closed a registered direct offering of 9,404,392 units of our securities at a purchase price per unit of $6.38, generating aggregate gross proceeds of approximately $60,000,000, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $3.1 million, by the Company. Each unit consisted of one share of our common stock, and 0.4 warrants to purchase a share of our common stock. The warrants have an exercise price of $8.18 per share and a term of 30 months, but are not exercisable for the first six months following issuance. The Company issued a total of 9,404,392 shares of common stock and warrants for the purchase of up to 3,761,757 shares of common stock to the investors in the placement. The net proceeds from this offering will be used for general working capital purposes.

On November 23, 2020, we closed a registered direct offering of 8,849,560 units of our securities at a purchase price per unit of $11.30. The offering generated aggregate gross proceeds of approximately $100 million, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $5.0 million, by the Company. Each unit consisted of one share of our common stock, and 0.4 warrants to purchase a share of our common stock. The warrants have an exercise price of $14.50 per share, with a term of 30 months, and are exercisable upon issuance. The Company issued a total of 8,849,560 shares of common stock and warrants for the purchase of up to 3,539,825 shares of common stock to the investors in the offering. The net proceeds from this offering will be used for general working capital purposes, including research and development for EV sports car models and expenditures necessary to ensure that our EV models comply with all necessary requirements for the entry into the U.S. market.

On December 29, 2020, we announced that we entered into a strategic cooperation agreement with the Hangzhou Branch of the Agricultural Bank of China. Given China’s effort to both encourage the battery swap model for electric vehicles and to support a compliant online ride-sharing market, a strategic partnership was established among Zhejiang Kandi Technologies, Zhejiang Ruiheng Technology Company (“Zhejiang Ruiheng”), China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery”) and the Hangzhou Branch of the Agricultural Bank of China. The parties will promote the implementation of the program of “300,000 government-accredited ride-sharing vehicles within 5 years”. A signing ceremony was held at the headquarters of Hangzhou Branch of the Agricultural Bank of China on December 25, 2020.

On January 27, 2021, we announced that Kandi Hainan signed a contract to sell 3,000 model K23 electric cars to an operating company in its ride-sharing alliance. The cars will be deployed in the rideshare market by operator Zhejiang Ruiheng. The sale is part of Kandi’s rideshare development program of “300,000 government-accredited ride-sharing vehicles within 5 years.”

On March 15, 2021, we announced that we exited our position in Fengsheng Automotive Technologies Group Co., Ltd (the “Affiliate Company” or “Fengsheng”). Zhejiang Kandi Technologies has completed the transfer under an Equity Transfer Agreement (the “Transfer Agreement”) with Geely, pursuant to which Kandi’s 22% equity interest in Fengsheng was transferred to Geely in exchange for RMB 308 million (approximately $47.3 million) in cash. Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021.On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.6 million).

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

As of December 31, 2020 and 2019 our major customers (above 10% of the total revenue), in the aggregate, accounted for 38% and 78%, respectively, of our sales. Due to the concentration of sales to relatively few customers including the Affiliate Company, loss of one or more of these customers will have relatively high impact on our operational results. In the event that our relationship with the Affiliate Company and/or our partner in the Affiliate Company changes negatively, our operating results would be materially negatively affected.

Our business is subject to the risk of supplier concentrations.

We depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2020 and 2019, our top two suppliers accounted for 71% and 84% of our purchases, respectively. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Our facilities or operations could be damaged or adversely affected as a result of disasters, epidemics or other unpredictable events.

Our headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Haikou. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. For example, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers, manufacturers or customers. Any disruption or delay of our operation and those of our suppliers, manufacturers or customers would adversely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and we may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China has fully resumed in early March 2020, our revenue was impacted by the COVID-19 pandemic in 2020. However, the extent to which the COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

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

The coronavirus outbreak has significantly slowed down China’s extraordinary, nearly half-century-long run of growth. According to an article titled “China’s Economy Shrinks, Ending a Nearly Half-Century of Growth” published on the New York Times on April 18, 2020, Chinese officials said that China’s economy shrank 6.8 percent in the first three months of 2020 compared with a year ago. The data reflects China’s drastic efforts to stamp out the coronavirus, which included shutting down most factories and offices in January and February as the outbreak sickened tens of thousands of people. Although China has managed a turnaround during the fourth quarter of 2020, we cannot predict how China’s economy will develop amid the significant uncertainties caused by the COVID-19 pandemic.

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

Excelvantage Group Limited controls approximately 17.01% of our outstanding shares of common stock as of December 31, 2020. Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 18.94% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kandi had the following granted land use rights as of December 31, 2020:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Zhejiang Jinhua Industrial Park*	72,901	Nov 13, 2002 - Nov 13, 2052	10-75013
Zhejiang Jinhua Industrial Park*	39,491	Nov 13, 2002 - Nov 13, 2052	10-75014
Zhejiang Jinhua Industrial Park*	46,651	Dec 30, 2003 - Dec 30, 2053	110-12504
Zhejiang Jinhua Industrial Park*	37,515	Dec 30, 2003 - Dec 30, 2053	110-12850
Zhejiang Jinhua Industrial Park*	49,162	Dec 30, 2003 - Dec 30, 2053	110-11343
Zhejiang Jinhua Industrial Park*	19,309	Dec 07, 2009 - Dec 07, 2059	110-05918
Jinhua New Energy Vehicle Town	58,587	Oct 22, 2020- Oct 22, 2070	33201931343
Zhejiang Qiaoxia Industrial Park	5,864	Apr 03, 2001 - Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 - Jan 20, 2068	3310-1414461

*	On March 10, 2020, Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone (or the “local government”) entered into a real estate repurchase agreement (the “Repurchase Agreement”), pursuant to which the Company sold its land use rights over the 265,029 square meters land areas in Zhejiang Jinhua Industrial Park and the real properties on such land (the transaction, the “Land Repurchase”). Pursuant to the Repurchase Agreement, the local government agreed to pay Zhejiang Kandi Technologies an aggregate of approximately RMB525 million (approximately $80 million), payable in three installments. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $37 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. The final payment of RMB 162 million ($25 million) will be received when the Company vacates the land, factory buildings, and other real estate and moves to the new facility. During June 2020, land use right in the net carrying value of $2.3 million was returned to the government as the Company began to perform its obligations under the Repurchase Agreement, and the gain on such disposal of approximately about RMB 98 million or USD 14 million was recognized. The Company is currently in the process of moving out of the old location and we expect to complete the relocation process around March 31, 2021. We will then go through the clearance and delivery procedures with the government. The remaining compensation income of relocation will be confirmed after the procedures are completed. As of December 31, 2020, the land certificate has been cancelled and corresponding land use right has been reclassed to other long term assets.

As of December 31, 2020, the net book value of Zhejiang Jinhua Industrial Park’s land use rights pledged as collateral for the Company’s bank loans were $0. Pursuant to the Repurchase Agreement, part of the first installment paid by the local government will be directly paid to the banks to remove the liens imposed in connection with these bank loans.

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

The Company owns the following facilities located in Jinhua Industrial Park, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility as of December 31, 2020:

	Area
Description	(square meters)	Status
Factories	93,979	Fully operational
Sales Center	3,130	Fully operational
Test Center	2,220	Fully operational
Staff quarters	8,090	Fully operational
Canteen	2,602	Fully operational

As of December 31, 2020, the net book value of Zhejiang Jinhua Industrial Park’s property, plant and equipment pledged as collateral for the Company’s bank loans were $0. As a result of the Land Repurchase discussed above, the Company has sold its land use rights in Jinhua Industrial Park and the real properties on such land to the local government. Pursuant to the Repurchase Agreement, the Company will need to deliver a vacated land to the local government before November 30, 2020, which was postponed to March 2021 after negotiation with the local government. The Company is currently in the process of moving out of the old location and we expect to complete the relocation process around March 31, 2021. In addition, part of the local government’s first payment were used to pay off the bank loans and consequently, to remove the liens on these properties.

As of December 31, 2020, the property ownership certificate has been cancelled and the corresponding properties have been reclassed to other long term assets.

Yongkang City, Zhejiang

The Company owns the following facilities located in Yongkang City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Office	1,301	Fully operational
Factories	4,457	Fully operational
Warehouse	341	Fully operational
Multi-purpose room	480	Fully operational

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build up the EV production facility in Haikou City to an annual production of 100,000 EV products. The Hainan facility’s main project including manufacturing plant and office, main manufacturing equipment and facilities has been completed and the project completion acceptance is being processed.

	Area
Description	(square meters)		Status
Factories	145,000	*	Completed

*	Estimate number based on the planning map provided by Haikou State High Technology Industry Development Zone as the land certificate is in the process of application.

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 26 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. For the detailed discussion of our legal proceedings, please refer to Note 26 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

Holders of Common Stock

As of March 25, 2021, there were 33 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 14, 2019, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As previously disclosed, the Company had repurchased a total of 487,155 common shares at an average stock price of $5.09 per share under the repurchase plan. There was no repurchase during the fourth quarter of 2019 and such repurchase plan expired on December 31, 2019. On December 16, 2020, the board of directors of the Company approved to retire 487,155 shares of its common stock held in treasury, and the retirement was completed as of December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Equity compensation plans approved by security holders	900,000	9.72	13,268,131
Totals	900,000	9.72	13,268,731

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are one of the leading manufacturers of EV products (through Kandi Hainan and the Affiliate Company), EV parts and off-road vehicles in China. For the year ended December 31, 2020, we recognized total revenue of $76,920,513 as compared to $135,741,336 for the same period of 2019, a decrease of $58,820,823 or 43.3%. For the year ended December 31, 2020, we recorded $13,487,933 of gross profit, a decrease of 47.0% from the same period of 2019. Gross margin for the year ended December 31, 2020, was 17.5%, compared to 18.7% for the same period of 2019. We recorded a net loss of $10,394,164 for the year ended December 31, 2020, compared to a net loss of $7,188,727 in the same period of 2019, an increase in loss of $3,205,437 or 44.6%.

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

Despite the challenges posed by COVID-19 around the world, overall, we were still productive during the year ended December 31, 2020 since our production resumed in March 2020. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Kandi was a co-founder - has begun its trial with the plan of gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. All the EVs delivered for the program include our battery swap feature. We believe that this program can drive the production and sales of our EV parts and battery swap equipment, and we can thus restore growth in our pure EV business.

The COVID-19 outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack. Our products aimed at this market combine our motors and battery packs into a dynamic power train system. The products went into production in the second quarter of 2020. As this business is developing quickly and progressing, the Company transferred all of its equity interest in Yongkang Scrou to Jinhua An Kao (changed name to Kandi Smart Battery Swap), and the work of separate listing Kandi Smart Battery Swap on domestic A-share has been started.

The Company has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We are performing self-inspection comparing to the safety standards published by the United States Department of Transportation. We are also in the process of modifying features, upgrading the software and technology for the EVs to cater for our potential U.S. consumers.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31, 2020	% of Revenue	December 31, 2019	% of Revenue	Change in Amount	Change in %
REVENUES FROM UNRELATED PARTIES, NET	76,176,609	99.0%	119,879,895	88.3%	(43,703,286)	(36.5%)
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	743,904	1.0%	15,861,441	11.7%	(15,117,537)	(95.3%)

REVENUES, NET	76,920,513	100.0%	135,741,336	100.0%	(58,820,823)	(43.3%)

COST OF GOODS SOLD	(63,432,580)	(82.5%)	(110,310,427)	(81.3%)	46,877,847	(42.5%)

GROSS PROFIT	13,487,933	17.5%	25,430,909	18.7%	(11,942,976)	(47.0%)

OPERATING EXPENSES:
Research and development	(7,246,312)	(9.4%)	(6,207,747)	(4.6%)	(1,038,565)	16.7%
Selling and marketing	(6,619,355)	(8.6%)	(4,070,001)	(3.0%)	(2,549,354)	62.6%
General and administrative	(13,042,103)	(17.0%)	(14,243,625)	(10.5%)	1,201,522	(8.4%)
Gain on disposal of long-lived assets	14,174,233	18.4%	-	0.0%	14,174,233	-
TOTAL OPERATING EXPENSES	(12,733,537)	(16.6%)	(24,521,373)	(18.1%)	11,787,836	(48.1%)

INCOME FROM OPERATIONS	754,396	1.0%	909,536	0.7%	(155,140)	(17.1%)

OTHER INCOME (EXPENSE):
Interest income	2,190,678	2.8%	791,888	0.6%	1,398,790	176.6%
Interest expense	(3,750,233)	(4.9%)	(4,822,734)	(3.6%)	1,072,501	(22.2%)
Change in fair value of contingent consideration	(565,000)	(0.7%)	(1,107,427)	(0.8%)	542,427	(49.0%)
Government grants	1,130,262	1.5%	792,628	0.6%	337,634	42.6%
Gain from equity dilution in the Affiliate Company	-	0.0%	4,263,764	3.1%	(4,263,764)	(100.0%)
Gain from sale of equity in the Affiliate Company	-	0.0%	20,438,986	15.1%	(20,438,986)	(100.0%)
Share of loss after tax of the Affiliate Company	(17,252,662)	(22.4%)	(30,716,938)	(22.6%)	13,464,276	(43.8%)
Other income, net	2,051,226	2.7%	1,569,311	1.2%	481,915	30.7%
TOTAL OTHER EXPENSE, NET	(16,195,729)	(21.1%)	(8,790,522)	(6.5%)	(7,405,207)	84.2%

LOSS BEFORE INCOME TAXES	(15,441,333)	(20.1%)	(7,880,986)	(5.8%)	(7,560,347)	95.9%

INCOME TAX BENEFIT	5,047,169	6.6%	692,259	0.5%	4,354,910	629.1%

NET LOSS	(10,394,164)	(13.5%)	(7,188,727)	(5.3%)	(3,205,437)	44.6%

Revenues

For the year ended December 31, 2020, we had net revenues of $76,920,513 compared to net revenues of $135,741,336 for the year ended December 31, 2019, representing a decrease of $58,820,823, or 43.3%, from 2019. Compared to 2019, the decrease in revenue was primarily due to the decrease in sales of EV parts. Due to the outbreak of COVID-19 in China, the production of EV parts was interrupted during the first quarter of 2020, and the overall demand of EV parts from customers was significantly affected during 2020. The lower demand was driven by the impact from uncertainty of economy and interruption of the whole demand and supply chain due to COVID-19.

The following table summarizes our revenues by product types for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	Sales	Sales
EV parts	$40,645,696	$110,675,908
EV products	684,525	108,640
Off-road vehicles	29,824,323	22,743,142
Electric Scooters, Electric Self-Balancing Scooters and associated parts	5,765,969	2,213,646
Total	$76,920,513	$135,741,336

EV Parts

During the year ended December 31, 2020, our revenue from the sale of EV parts was $40,645,696, representing a decrease of $70,030,212 or 63.3% from $110,675,908 for the year ended December 31, 2019. Due to the outbreak of COVID-19 in China, the production of EV parts was interrupted during the first quarter of 2020, and the overall demand of EV parts from customers was significantly affected during 2020. The lower demand was driven by the impact from uncertainty of economy and interruption of the whole demand and supply chain due to COVID-19.

Our revenue for the year ended December 31, 2020 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 52.8% of total sales.

During the years ended December 31, 2020 and 2019, our revenues from the sale of EV parts to the Affiliate Company accounted approximately 0% and 11.7% of our total net revenue for the year, respectively.

EV Products

During the year ended December 31, 2020, our revenue from the sale of EV Products was $684,525, representing an increase of $575,885 or 530.1% from $108,640 for the year ended December 31, 2019. The increase was largely due to the fact that we started to deliver EV Products to Zhejiang Ruiheng for the Online Ride-Hailing Project in the fourth quarter of 2020.

Off-Road Vehicles

During the year ended December 31, 2020, our revenues from the sale of off-road vehicles including go-karts, all-terrain vehicles (“ATVs”), and others, were $29,824,323, representing an increase of $7,081,181 or 31.1% from $22,743,142 for the year ended December 31, 2019. The increase in revenue of off-road vehicles was largely due to the increased sales from SC Autosports because of increased demand due to the power sports’ unique form of “socially distant” recreation.

Our off-road vehicles business line accounted for approximately 38.8% of our total net revenue for the year ended December 31, 2020.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the year ended December 31, 2020, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $5,765,969, representing an increase of $3,552,323 or 160.5% from $2,213,646 for the year ended December 31, 2019. The increase was mainly due to the company began to expand production of intelligent transportation products and develop market since the end of 2019.

The following table shows the breakdown of our net revenues:

	Year Ended December 31
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$29,394,148	$24,623,424
China	47,526,365	111,117,912
Total	$76,920,513	$135,741,336

Major products
EV parts	$40,645,696	$110,675,908
EV products	684,525	108,640.00
Off-road vehicles	29,824,323	22,743,142
Electric Scooters, Electric Self-Balancing Scooters and associated parts	5,765,969	2,213,646.00
Total	$76,920,513	$135,741,336

Timing of revenue recognition
Products transferred at a point in time	$76,920,513	$135,741,336
Total	$76,920,513	$135,741,336

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2020 was $63,432,580, representing a decrease of $46,877,847, or 42.5%, from $110,310,427 for the year ended December 31, 2019. The decrease of cost of goods sold compare to 2019 was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our margins by product for the past two years are as set forth below:

	Year Ended December 31
	2020				2019
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$40,645,696	35,330,464	5,315,232	13.1%	$110,675,908	91,421,805	19,254,103	17.4%
EV products	684,525	557,203	127,322	18.6%	108,640	86,909.00	21,731	20.0%
Off-road vehicles	29,824,323	22,357,413	7,466,910	25.0%	22,743,142	16,979,661	5,763,481	25.3%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	5,765,969	5,187,500	578,469	10.0%	2,213,646	1,822,052.00	391,594	17.7%
Total	$76,920,513	63,432,580	13,487,933	17.5%	$135,741,336	110,310,427	25,430,909	18.7%

Gross profit for the year ended December 31, 2020 was $13,487,933, as compared to $ 25,430,909 for the year ended December 31, 2019, representing a decrease of $11,942,976 or 47.0% from 2019. The decreases were primarily attributable to the decreased sales in 2020 as compared to that in 2019. Our gross margin for the year ended December 31, 2020, was 17.5%, compared to 18.7% for the year ended December 31, 2019. The decrease in our gross margin as compared to 2019 was mainly due to the high-margin battery processing business in 2019.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $7,246,312 for the year ended December 31, 2020, compared to $6,207,747 for the year ended December 31, 2019, representing an increase of $1,038,565, or 16.7%, from 2019. This increase was primarily due to the Company’s R & D expenditure in 2020 for a new EV model.

Sales and Marketing

Selling and distribution expenses were $6,619,355 for the year ended December 31, 2020, compared to $4,070,001 for the year ended December 31, 2019, representing an increase of $2,549,354, or 62.6% from 2019. This increase compared to 2019 was primarily attributable to the increasing expenses related to SC Autosports’s increasing sales and the expense in connection with the expansion the U.S. electric vehicle market.

General and Administrative Expenses

General and administrative expenses were $13,042,103 for the year ended December 31, 2020, compared to $14,243,625 for the year ended December 31, 2019, representing a decrease of $1,201,522 or 8.4% from 2019. For the year ended December 31, 2020, general and administrative expenses included $902,666 as expenses for common stock awards and stock options to employees and Board members, compared to $1,360,258 for the years ended December 31 2019. Excluding stock compensation expenses, our net general and administrative expenses for the year ended December 31, 2020 were $12,139,437, a decrease of $743,930, or 5.8%, compared to $12,883,367 for the year ended December 31, 2019. The decrease compared to 2019 was largely due to the implementation of cost cutting strategy and tighter budget control by the management.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $14,174,233 for the year ended December 31, 2020, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized.

Interest Income

Interest income was $2,190,678 for the year ended December 31, 2020, compared to $791,888 for the year ended December 31, 2019, representing an increase of $1,398,790, or 176.6%, from 2019. The increase as compared to 2019 was primarily attributable to increased interest earned on the loan to a third party.

Interest Expense

Interest expense was $3,750,233 for the year ended December 31, 2020, compared to $4,822,734 for the year ended December 31, 2019, representing a decrease of $1,072,501, or 22.2% from 2019. The decrease compared to 2019 was primarily due to the decreased short-term and long-term debt of the Company.

Change in fair value of contingent consideration

For the year ended December 31, 2020, the loss related to changes in the fair value of contingent consideration was $565,000, representing a decrease of $542,427 or 49.0% compared to the loss related to changes in the fair value of contingent consideration of $1,107,427 for the year ended December 31, 2019, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with remaining shares of restrictive common stock. (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

Government Grants

Government grants totaled $1,130,262 for the year ended December 31, 2020, compared to $792,628 for the year ended December 31, 2019, representing an increase of $337,634, or 42.6% from 2019. The increase from 2019 was primarily due to the subsidies SC Autosports received under the Paycheck Protection Program (“PPP”) based on the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act that was signed into law on March 27, 2020 due to COVID-19 pandemic. As of December 31, 2020, the Company received $244,116 under the SBA PPP loan program and the entire amount has qualified for forgiveness.

Gain from equity dilution in the Affiliate Company

Gain from equity dilution was $0 for the year ended December 31, 2020, compared to $4,263,764 for the same period of last year, which was primarily due to gain from the conversion of the loan into equity in the Affiliate Company in March 2019. Pursuant to the Equity Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $44.3 million) from Geely Group to equity in order to increase its cash flow (for details please refer to Note 25 - EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY).

Gain from sale of equity in the Affiliate Company

Gain from sale of equity was $0 for the year ended December 31, 2020, compared to $20,438,986 for the same period of last year which was due to the Affiliate Equity Transfer. In March 2019, Zhejiang Kandi Technologies agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total consideration of RMB 516 million (approximately $72.3 million). Therefore, in the third quarter of 2019, the equity transfer was completed and the Company recognized the gain from equity sale.

Share of Loss after Tax of the Affiliate Company

For the year ended December 31, 2020, our share of loss after tax of the Affiliate Company was $17,252,662 compared to loss of $30,716,938 for year ended December 31,2019 representing a decrease loss of $13,464,276 from 2019, which was largely attributable to the fact that our equity interests of the Affiliate Company has been decreased after the equity dilution and equity transfer in 2019.

Other Income, Net

Net other income was $2,051,226 for the year ended December 31, 2020, compared to net other income of $1,569,311 for the year ended December 31, 2019, representing an increase of $481,915 from 2019. The increase from 2019 was primarily due to the discount and cancellation of accounts payable after negotiation with supplier.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap and Kandi Hainan are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy and Yongkang Scrou, has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for 2020 was a tax benefit of 32.69% on a reported loss before taxes of approximately $15.4 million, compared to a tax benefit of 8.78% on a reported loss before taxes of approximately $7.9 million for 2019.

Net Loss

We recorded net loss of $10,394,164 for the year ended December 31, 2020, compared to net loss of $7,188,727 for the year ended December 31, 2019, an increase of net loss of $3,205,437 or 44.6% from the year ended December 31, 2019. The increase in net loss compared to 2019 was primarily attributable to gain from equity dilution in the Affiliate Company and gain from sale of equity in the Affiliate Company in year 2019, despite of the gain on disposal of long-lived assets and decrease in share of loss after tax of the Affiliate Company during the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Years Ended
	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(50,883,252)	$(29,886,272)
Net cash provided by investing activities	$51,151,450	$31,252,624
Net cash provided by (used in) financing activities	$126,446,358	$(6,980,649)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$126,714,556	$(5,614,297)
Effect of exchange rate changes	$(706,556)	$(226,139)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$16,512,635	$22,353,071
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$142,520,635	$16,512,635

For the year ended December 31, 2020, cash used in operating activities was $50,883,252, as compared to cash used in operating activities was $29,886,272 for the year ended December 31, 2019. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the year ended December 31, 2020 were a decrease of accounts receivable of $19,247,519. The major operating activity that used cash for year ended December 31, 2020 was an increase of advances to supplier and prepayments and prepaid expenses of $36,330,634 and a decrease of accounts payable of $30,993,717.

For the year ended December 31, 2020, cash provided by investing activities was $51,151,450, as compared to cash provided by investing activities of $31,252,624 for the year ended December 31, 2019. The major investing activities that provided cash for the year ended December 31, 2020 were an increase of proceeds from disposal of long-lived assets of $52,579,492 an increase of cash received from equity sale in the Affiliate Company of $42,897,929. The major investing activities that used cash for the year ended December 31, 2020 were $26,097,991 used for loan to third party.

For the year ended December 31, 2020, cash provided by financing activities was $126,446,358, as compared to cash used in financing activities of $6,980,649 for the year ended December 31, 2019. The major financing activities that provided cash for the year ended December 31, 2020 were fund raising through issuing common stock and warrants of $151,923,247. The major financing activities that used cash for year ended December 31, 2020 were repayments of short-term bank loans of $50,873,903.

Working Capital

We had working capital of $223,318,151 as of December 31, 2020, which reflects an increase of $159,619,454 from a working capital of $63,698,697 as of December 31, 2019.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($80 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($77 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $37 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement.

On November 12, 2020, the Company closed a registered direct offering of 9,404,392 units of its securities at a purchase price per unit of $6.38, generating aggregate gross proceeds to the Company of approximately $60,000,000, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $3.1 million, by the Company. Each unit consisted of one share of our common stock, and 0.4 warrants to purchase a share of our common stock. The warrants have an exercise price of $8.18 per share and a term of 30 months, but are not exercisable for the first six months following issuance. The Company issued a total of 9,404,392 shares of common stock and warrants for the purchase of up to 3,761,757 shares of common stock to the investors in the placement. The net proceeds from this offering will be used for general working capital purposes.

On November 23, 2020, the Company closed a registered direct offering of 8,849,560 units of its securities at a purchase price per unit of $11.30. The offering generated aggregate gross proceeds to the Company of approximately $100 million, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $5.0 million, by the Company. Each unit consisted of one share of our common stock, and 0.4 warrants to purchase a share of our common stock. The warrants have an exercise price of $14.50 per share, a term of 30 months, are exercisable upon issuance. The Company issued a total of 8,849,560 shares of common stock and warrants for the purchase of up to 3,539,825 shares of common stock to the investors in the offering. The net proceeds from this offering will be used for general working capital purposes including research and development for EV sports car models and expenditures necessary to ensure that our EV models comply with all necessary requirements for the entry into the U.S. market.

Contractual Obligations and Off-balance Sheet Arrangements

Short-term and long-term Loans:

For the discussion of guarantees for bank loans, please refer to Note 18 - Short-term and long-term Loans under Item 8 Notes to Consolidated Financial Statements.

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees for bank loans, please refer to Note 26 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements.

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

As of December 31, 2020 and December 31, 2019, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of December 31, 2020 and 2019, the Company had a $110,269 and $254,665 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

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

Estimate affecting impairment of long-lived assets

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

The Company recognized no impairment loss for years ended December 31, 2020 and 2019.

Estimate affecting contingent consideration liability

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

As of December 31, 2020 and December 31, 2019, the Company’s contingent consideration liability was $3,743,000 and $5,197,000, respectively.

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

The stock-based option expenses for the years ended December 31, 2020 and 2019 were $0. There were no forfeitures estimated during the reporting period.

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

U.S. Corporate Income Tax

Based on Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), the FASB staff noted that the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat GILTI as a current-period expense when incurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to us.

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kandi Technologies Group, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 30, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment assessment on long-lived assets

Description of the matter	As described in Note 14 to the consolidated financial statements, the Company’s consolidated property plant and equipment balance was $65.4 million as of December 31, 2020, which is allocated to the Company’s asset groups. A long-lived asset (asset group) should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company’s subsidiary, Kandi Electric Vehicles (Hainan) Co., Ltd., failed to achieve the sales plan in year 2020, such event raised a potential impairment indicator. The Company performed a test of recoverability by engaging a valuation specialist to measure the undiscounted cash flow of long-lived asset (asset group) that was allocated to Kandi Electric Vehicles (Hainan) Co., Ltd. Per this analysis the carrying amount of a long-lived asset (asset group) is deemed to be recoverable.

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of internal controls over the impairment assessment on long-lived assets, including internal controls over management’s review of the valuation models and significant assumptions for future cash flow generated by the long-lived assets on assets group basis.

Our substantive audit procedures related to impairment assessment on long-lived assets included, among others, evaluating the methodology and significant assumptions and underlying data, and performing procedures to corroborate the assumptions such as revenue projections based on historical data and future pipeline evidence. Furthermore, we also involved our internal valuation specialists to evaluate the methodologies and assumptions used by the Company.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

New York, New York

March 30, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Kandi Technologies Group, Inc

Opinion on Internal Control over Financial Reporting

We have audited Kandi Technologies Group, Inc's (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and cash flows and the related notes for each of the two years in the period ended December 31, 2020 of the Company, and our report dated March 30, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP

New York, New York

March 30, 2021

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$142,078,190	$5,490,557
Restricted cash	442,445	11,022,078
Accounts receivable (net of allowance for doubtful accounts of $110,269 and $254,665 as of December 31, 2020 and December 31, 2019, respectively)	38,547,137	61,181,849
Inventories	19,697,383	27,736,566
Notes receivable	31,404,630	42,487,225
Other receivables	1,875,245	5,023,327
Prepayments and prepaid expense	13,708,149	10,615,063
Advances to suppliers	36,733,182	685,008
Amount due from the Affiliate Company	21,742,226	31,330,763
Amount due from related party	886,989	-
TOTAL CURRENT ASSETS	307,115,576	195,572,436

NON-CURRENT ASSETS
Property, plant and equipment, net	65,402,680	74,407,858
Intangible assets, net	3,232,753	3,654,772
Land use rights, net	3,257,760	11,272,815
Construction in progress	16,317,662	71,247
Deferred taxes assets	8,964,946	726,182
Long term investment	45,958	-
Investment in the Affiliate Company	28,892,638	47,228,614
Goodwill	29,712,383	28,270,400
Other long term assets	32,307,484	10,014,072
TOTAL NON-CURRENT ASSETS	188,134,264	175,645,960

TOTAL ASSETS	$495,249,840	$371,218,396

CURRENT LIABILITIES
Accounts payable	$34,257,935	$72,093,940
Other payables and accrued expenses	7,218,395	6,078,041
Short-term loans	-	25,980,364
Notes payable	92,445	10,765,344
Income tax payable	1,313,754	1,796,601
Advance receipts	38,229,242	-
Long term loans - current portion	-	13,779,641
Amount due to related party	500,000	-
Other current liabilities	2,185,654	1,379,808
TOTAL CURRENT LIABILITIES	83,797,425	131,873,739

NON-CURRENT LIABILITIES
Long term loans	-	14,353,792
Deferred taxes liability	3,483,171	1,362,786
Contingent consideration liability	3,743,000	5,197,000
Other long-term liabilities	459,580	574,152
TOTAL NON-CURRENT LIABILITIES	7,685,751	21,487,730

TOTAL LIABILITIES	91,483,176	153,361,469

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,298,499 and 56,263,102 shares issued and 75,377,555 and 52,839,441 outstanding at December 31,2020 and December 31,2019, respectively	75,377	52,839
Less: Treasury stock (nil and 487,155 shares with average price of $5.09 at December 31,2020 and December 31,2019, respectively)	-	(2,477,965)
Additional paid-in capital	439,549,338	259,691,370
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at December 31,2020 and December 31,2019, respectively)	(27,079,900)	(16,685,736)
Accumulated other comprehensive loss	(8,778,151)	(22,723,581)
TOTAL STOCKHOLDERS’ EQUITY	403,766,664	217,856,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,249,840	$371,218,396

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended
	December 31, 2020	December 31, 2019
REVENUES FROM UNRELATED PARTIES, NET	$76,176,609	$119,879,895

REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	743,904	15,861,441

REVENUES, NET	76,920,513	135,741,336

COST OF GOODS SOLD	(63,432,580)	(110,310,427)

GROSS PROFIT	13,487,933	25,430,909

OPERATING EXPENSES:
Research and development	(7,246,312)	(6,207,747)
Selling and marketing	(6,619,355)	(4,070,001)
General and administrative	(13,042,103)	(14,243,625)
Gain on disposal of long-lived assets	14,174,233	-
TOTAL OPERATING EXPENSES	(12,733,537)	(24,521,373)

INCOME FROM OPERATIONS	754,396	909,536

OTHER INCOME (EXPENSE):
Interest income	2,190,678	791,888
Interest expense	(3,750,233)	(4,822,734)
Change in fair value of contingent consideration	(565,000)	(1,107,427)
Government grants	1,130,262	792,628
Gain from equity dilution in the Affiliate Company	-	4,263,764
Gain from sale of equity in the Affiliate Company	-	20,438,986
Share of loss after tax of the Affiliate Company	(17,252,662)	(30,716,938)
Other income, net	2,051,226	1,569,311
TOTAL OTHER EXPENSE, NET	(16,195,729)	(8,790,522)

LOSS BEFORE INCOME TAXES	(15,441,333)	(7,880,986)

INCOME TAX BENEFIT	5,047,169	692,259

NET LOSS	(10,394,164)	(7,188,727)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	13,945,430	(2,802,323)

COMPREHENSIVE INCOME (LOSS)	$3,551,266	$(9,991,050)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	55,960,010	52,337,308

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.19)	$(0.14)

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
BALANCE AT DECEMBER 31, 2018	51,484,444	$51,484	$-	$254,989,657	$(9,497,009)	$(19,921,258)	$225,622,874

Stock issuance and award	1,354,997	1,355	-	4,716,328	-	-	4,717,683

Stock buyback	-	-	(2,477,965)	-	-	-	(2,477,965)

Commission in stock buyback	-	-	-	(14,615)	-	-	(14,615)

Net loss	-	-	-	-	(7,188,727)	-	(7,188,727)

Foreign currency translation	-	-	-	-	-	(2,802,323)	(2,802,323)

BALANCE AT DECEMBER 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927

Stock issuance and award	1,771,317	1,771	-	4,058,052	-	-	4,059,823

Cancellation of the Treasury Stock	(487,155)	(487)	2,477,965	(2,477,478)	-	-	-

Registered Direct Offering	18,253,952	18,254	-	151,904,993	-	-	151,923,247

Stock option exercise	3,000,000	3,000	-	29,157,000	-	-	29,160,000

Net loss	-	-	-	-	(10,394,164)	-	(10,394,164)

Foreign currency translation	-	-	-	-		13,945,430	13,945,430

Reduction in the Affiliate Company’s equity (net off tax effect of $491,400)	-	-	-	(2,784,599)	-	-	(2,784,599)

BALANCE AT DECEMBER 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$403,766,664

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,394,164)	$(7,188,727)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,222,984	8,202,869
Impairments	-	398,790
(Reversal) provision of allowance for doubtful accounts	(152,809)	137,387
Deferred taxes	(5,349,722)	(1,066,536)
Share of loss after tax of the Affiliate Company	17,252,662	30,716,938
Gain from equity dilution in the Affiliate Company	-	(4,263,764)
Gain from equity sale in the Affiliate Company	-	(20,438,986)
Gain on disposal of long-live assets	(14,174,233)	-
Change in fair value of contingent consideration	565,000	1,107,427
Stock based compensation expense	902,666	1,360,258

Changes in operating assets and liabilities:
Accounts receivable	19,247,519	(40,123,966)
Notes receivable	-	246,120
Notes receivable from the Affiliate Company and related party	-	434,329
Inventories	9,246,455	(6,458,104)
Other receivables and other assets	2,008,612	(8,208,931)
Advances to supplier and prepayments and prepaid expenses	(36,330,634)	4,379,925
Amount due from the Affiliate Company	4,237,103	8,803,542
Due from related party	(339,118)	-

Increase (Decrease) In:
Accounts payable	(30,993,717)	10,440,338
Other payables and accrued liabilities	(173,806)	5,998,106
Notes payable	(13,912,842)	(12,743,628)
Income tax payable	(745,208)	(1,619,659)
Net cash used in operating activities	$(50,883,252)	$(29,886,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(7,483,743)	(526,336)
Purchases of land use rights and other intangible assets	(3,281,115)	-
Payment for construction in progress	(7,419,644)	(71,862)
Proceeds from disposal of long-lived assets	52,579,492	-
Loan to third party	(26,097,991)	-
Cash received from sales of equity in the Affiliate Company	42,897,929	31,850,822
Long Term Investment	(43,478)	-
Net cash provided by investing activities	$51,151,450	$31,252,624

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	24,642,399	34,746,352
Repayments of short-term loans	(50,873,903)	(38,944,869)
Repayments of long-term loans	(28,799,501)	(289,553)
Proceeds from long-term loans	394,116	-
Fund raising through issuing common stock and warrants	151,923,247	-
Stock buyback with commission	-	(2,492,579)
Option exercise, stock awards & other financing	29,160,000	-
Net cash provided by (used in) financing activities	$126,446,358	$(6,980,649)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$126,714,556	$(5,614,297)
Effect of exchange rate changes	$(706,556)	$(226,139)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$16,512,635	$22,353,071

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$142,520,635	$16,512,635
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	142,078,190	5,490,557
-RESTRICTED CASH AT END OF PERIOD	442,445	11,022,078

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,046,127	1,994,526
Interest paid	$653,507	1,738,656

SUPPLEMENTAL NON-CASH DISCLOSURES:
Decrease in investment in the Affiliate Company due to change in its equity	$3,099,193	-
Notes receivable from unrelated parties for equity transfer payment	$-	42,853,834
Purchase of construction in progress in accounts payable and other payable	7,945,414	-
Common stock issued from settlement of payables to KSBS Shareholders and former members of SC Autosports	$3,166,427	3,357,425

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

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”, d/b/a Kandi America). In March 2021, Zhejiang Kandi Vehicles Co., Ltd. changed its name to Zhejiang Kandi Technologies Group Co., Ltd. (“Zhejiang Kandi Technologies”).

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries

Pursuant to certain VIE (as defined below in this report) agreements that were executed in January 2011, Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Kandi New Energy currently holds battery pack production licensing rights, and supplies battery packs to the Affiliate Company (as such term is defined below).

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“YongkangScrou”), the Company acquired 100% of YongkangScrou, a manufacturer of automobile and EV parts. YongkangScrou currently manufactures and sells EV drive motors, EV controllers, air conditioners and other electric products to the Affiliate Company. In September 2020, Zhejiang Kandi Technologies transferred all of its equity interest in Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”) to its wholly owned subsidiary, Kandi Smart Battery Swap.

In March 2013, pursuant to a joint venture agreement (the “JV Agreement”) entered into by Zhejiang Kandi Technologies and Shanghai Maple Guorun Automobile Co., Ltd. (“Shanghai Guorun”), a 99%-owned subsidiary of Geely Automobile Holdings Ltd., the parties established Fengsheng Automotive Technology Group Co., Ltd. (the “Affiliate Company”, formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd. and defined as the “JV Company”) to develop, manufacture and sell EV products and related auto parts. In March 2014, the Affiliate Company changed its name to Kandi Electric Vehicles Group Co., Ltd. On March 21, 2019, Zhejiang Kandi Technologies signed an Equity Transfer Agreement (the “Transfer Agreement”) with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Kandi Electric Vehicles Group Co., Ltd. (the “Affiliate Company”, formerly defined as the “JV Company”) to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $45.1 million) from Geely last year to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $344.5 million), of which Zhejiang Kandi Technologies then owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. After that, Zhejiang Kandi Technologies further agreed to sell 21.47% of its equity interests in the Affiliate Company to Geely for a total amount of RMB 516 million (approximately $74.1 million). As of September 29, 2019, Zhejiang Kandi Technologies has received payments in cash totaling RMB 220 million (approximately $31.6 million) and certain commercial acceptance notes of RMB 296 million (approximately $42.5 million). As a result of the completion of the equity transfer on September 29, 2019, Zhejiang Kandi Technologies now owns 22% and Geely and its affiliates own 78% of the equity interests of the Affiliate Company. As now the Company only owns 22% of the Affiliate Company, it was redefined as the Affiliate Company. In October 2019, the Affiliate Company was renamed Fengsheng Vehicles Technologies Group Co., Ltd. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer the remaining 22% equity interests of the Affiliate Company to Geely for a total consideration of RMB 308,000,000 (approximately $47.2 million). The first half of the equity transfer payment will be paid within 5 business days from the date of completing the industrial and commercial modification procedures, and the rest will be paid within 6 months from the date of completing such procedures. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.6 million). If the transfer of the remaining 22% equity interests of the Affiliate Company took place on January 1, 2019, the net income for year ended December 31, 2020 and 2019 would have been approximately $6.9 million and $41.7 million, respectively, whereas the total assets would have been approximately $513.4 million and $371,2 million as of December 31, 2020 and 2019, respectively

In April 2013, Zhejiang Kandi Technologies and Kandi New Energy formed Kandi Electric Vehicles (Wanning) Co., Ltd., which was renamed Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), when it was relocated from Wanning City to Haikou City in January 2016. Zhejiang Kandi Technologies has a 90% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 10% ownership interest. Zhejiang Kandi Technologies is, effectively, entitled to 100% of the economic benefits, voting rights and residual interests (100% of the profits and losses) of Kandi Hainan as Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy.

In December 2017, Zhejiang Kandi Technologies and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Zhejiang Kandi Technologies acquired Jinhua An Kao. The two agreements were signed on December 12, 2017 and the closing took place on January 3, 2018. Zhejiang Kandi Technologies acquired 100% of the equity interests of Jinhua An Kao for a purchase price of approximately RMB 25.93 million (approximately $4 million) in cash. In addition, pursuant to the Supplementary Agreement, the Company issued a total of 2,959,837 shares of restrictive stock, or 6.2% of the Company’s total outstanding shares of the common stock to the shareholder of Jinhua An Kao, and may be required to pay future consideration of an additional 2,959,837 shares of common stock, which are being held in escrow, to be released upon the achievement of certain net income-based milestones in the next three years. As of the date of this report, 739,959 shares have been released from the escrow for Jinhua An Kao’s achieving of the year 2018 net profit target. 986,810 shares have been released for its achieving of the year 2019 net profit target. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares, including a provision that gives the Company the voting rights of the make good shares until conditions for vesting such shares are satisfied. In June 2020, Jinhua An Kao Power Technology Co., Ltd. changed its name to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”). As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made the following supplements to Condition III of the original Supplementary Agreement: The KSBC Shareholders have the right to receive an aggregate of 20.83% of the total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50,000,000 or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued under US GAAP.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of SC Autosports LLC (“SC Autosports”) (formerly known as: Sportsman Country, LLC) pursuant to which the Company acquired 100% of the ownership of SC Autosports. SC Autosports is a Dallas-based sales company primarily engaged in the wholesale of off-road vehicle products, with a small percentage of business in wholesale and retail of off-road vehicle parts. According to the terms of the Transfer Agreement, the Company transferred $10.0 million worth of restricted shares to acquire 100% of the membership interests of SC Autosports, of which the Company was required to issue $1.0 million of corresponding restricted shares within 30 days of the signing date of the Transfer Agreement, and the remaining $9.0 million of corresponding restricted shares to be released from escrow based on SC Autosports’ pre-tax profit performance over the course of the following three years. The transaction closed in July 2018. As of the date of this report, 343,938 shares have been released from the escrow for SC Autosports’ achieving of the year 2018 net profit target. 515,907 shares have been released for its achieving of the year 2019 net profit target. For the year ended December 31, 2020, SC Autosports partially meet its third year pre-tax profit target. As the gap between third year’s pretax profit and pre-tax profit target is less than 20%, the former members of SC Autosports will receive 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Zhejiang Kandi Technologies has a 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. As of the date of this report, Kandi Vehicle has not made any capital contribution to Supply Chain Company since the contribution is not yet due as the relevant per PRC regulations, and is not involved in its operations.

In September 2020, to better monetize its dozens of patents in the field of battery swap systems and attract strategic investors to participate across the whole sector value chain, including battery swapping services and used battery recycling, the Company formed China Battery Exchange Technology Co., Ltd. (“China Battery Exchange”). Zhejiang Kandi Technologies has 100% ownership interest in China Battery Exchange.

In September 2020, intending to operate a ridesharing service across China, Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”) was established by Zhejiang Ruibo New Energy Vehicle Service Company Ltd. (“Ruibo”), Jiangsu Jinpeng Group Ltd. (“Jinpeng”) and Zhejiang Kandi Technologies. Ruibo, Jinpeng and Zhejiang Kandi Technologies each owns 80%, 10%, and 10% of Ruiheng, respectively.

During January 2021, SC Autosports established a wholly owned subsidiary, Kandi America Investment, LLC (“Kandi America Investment”) in Dallas.

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

NOTE 2 - LIQUIDITY

The Company had working capital of $ 223,318,151 as of December 31, 2020, an increase of $ 159,619,454 from the working capital of $63,698,697 as of December 31, 2019. As of December 31, 2020 and 2019, the Company’s cash and cash equivalents were $ 142,078,190 and $5,490,557, respectively. The Company’s restricted cash was $ 442,445 and $11,022,078, respectively.

After two years of negotiations, on March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($80 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($77 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $37 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. The final payment of RMB 162 million ($25 million) will be received when the Company vacates the land, factory buildings, and other real estate and moves to the new facility. Zhejiang Kandi Technologies intends to use a portion of the proceeds from the land repurchase (approximately RMB 130 million, or $20 million) to fund the land use acquisition and factory construction in the New Energy Automotive Zone, and use the rest portion to fund growth initiatives and for general corporate purposes.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.2 million).The first half of the equity transfer payment will be payed within 5 business days from the date of completing the industrial and commercial modification procedures, and the rest will be paid within 6 months from the date of completing such procedures. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.6 million).

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owns the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary, 10% owned by Kandi New Energy and 90% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC; and

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

Equity Method Investees

The Company’s consolidated net loss also includes the Company’s proportionate share of the net income or loss of its equity method investees as follows:

The Affiliate Company, a 22% owned subsidiary of Zhejiang Kandi Technologies and its subsidiaries

All intra-entity profits and losses with regard to the Company’s equity method investees have been eliminated.

NOTE 5 - USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements primarily include, but are not limited to, allowances for doubtful accounts, lower of cost and net realizable value of inventory, assessment for impairment of long-lived assets and intangible assets, valuation of deferred tax assets, change in fair value of contingent consideration, determination of share-based compensation expenses as well as fair value of stock warrants.

Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $92,445 and $10,765,344 at December 31, 2020 and December 31, 2019, respectively.

Contingent consideration related to the acquisitions of Kandi Smart Battery Swap and SC Autosports, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $3,703,000 and $5,197,000 at December 31, 2020 and December 31, 2019, respectively. Also see Note 21.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

(d) Restricted cash

Restricted cash primarily represents bank deposits for letter of credit and bank acceptance bill.

As of December 31, 2020 and December 31, 2019, the Company’s restricted cash was $ 442,445 and $11,022,078, respectively.

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

(f) Accounts Receivable and Due from the Affiliate Company and Related Parties

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

Net amount due from the Affiliate Company represent net trade receivable from the Affiliate Company, loan lending to the Affiliate Company as well as interest related to such loan. As of December 31, 2020 and 2019, the Company’s net amount due from the Affiliate Company includes $19.8 million net trade receivable and $2.2 million loan interest, $29.3 million net trade receivable and $2.1 million loan interest, respectively.

As of December 31, 2020 and December 31, 2019, amount due from related party was $886,989 and $0, respectively. As of December 31, 2020 and December 31, 2019, amount due to related party was $500,000 and $0, respectively.

As of December 31, 2020 and December 31, 2019, credit terms with the Company’s customers were typically 180 to 360 days after delivery. As of December 31, 2020 and 2019, the Company had a $110,269 and $254,665 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

(g) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the Affiliate Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 3.50% to 4.50% annually. As of December 31, 2020 and 2019, the Company had notes receivable from unrelated parties of $31,404,630 and $42,487,225, respectively, which notes receivable typically mature within six months.

(h) Property, Plants and Equipment, net

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

(i) Land Use Rights, net

Land in China is owned by the government and land ownership rights cannot be sold to an individual or to a private company. However, the Chinese government grants the user a “land use right” to use the land. The land use rights granted to the Company are amortized using the straight-line method over a term of fifty years.

The Company elected the practical expedient that permits the Company to carry forward the accounting treatment for land use rights in existing agreements as of the effective date of ASC 842.

Upon the adoption of ASC 842 on January 1, 2019, the new land use rights agreements signed beyond the effective date are identified as operating lease right-of-use assets, whereas the existing agreements as of the effective date are separately disclosed as “Land use rights” in the Company’s consolidated balance sheets.

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

The Company recognized no impairment loss for years ended December 31, 2020 and 2019.

(k) Revenue Recognition

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

See Note 27 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(l) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products as well as research and development and consulting work performed by third parties, are expensed as incurred. Research and development expenses were $7,246,312 and $6,207,747 for the years ended December 31, 2020 and 2019, respectively.

(m) Government Grants

Government grants are recognized when there is reasonable assurance that: (1) the recipient will comply with the relevant conditions and (2) the grant will be received. After initial recognition, government grants are recognized in profit or loss on a systematic basis that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. If some, or all, of a government grant becomes repayable (e.g. due to non-fulfillment of the grant conditions), then the repayment is accounted for prospectively as a change in accounting estimate. The effect of the change in estimate is recognized in the period in which management concludes that it is no longer reasonably assured that all of the grant conditions will be met. A corresponding financial liability is recognized for the amount of the repayment.

For the years ended December 31, 2020 and 2019, $1,130,262 and $792,628, respectively, were received by the Company’s subsidiaries from the Chinese government.

(n) Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The accounting for deferred tax calculation represents the Company management’s best estimate of the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized after considering all available evidence, both positive and negative.

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

	December 31,	December 31,
	2020	2019
Period end RMB : USD exchange rate	6.5277	6.9668
Average RMB : USD exchange rate	6.9001	6.9072

(p) Comprehensive Income (Loss)

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

(q) Segments

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

(r) Stock Option Expenses

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

The stock-based option expenses for the years ended December 31, 2020 and 2019 were $0 and $0, respectively. There were no forfeitures estimated during the reporting period.

(s) Goodwill

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

As of December 31, 2020 and 2019, the Company performed goodwill impairment testing at the reporting unit level and determined that no impairment was necessary.

(t) Intangible Assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou and Kandi Smart Battery Swap. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2020. The amortization expenses for intangible assets were $ 625,629 and $ 625,070 for the years ended December 31, 2020 and 2019, respectively.

(u) Accounting for Sale of Common Stock and Warrants

In connection of the issuance of common stocks, the Company may issue options or warrants to purchase common stock. Warrants classified as equity are initially recorded at fair value and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

(v) Consolidation of variable interest entities

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

The Company has concluded, based on the contractual arrangements, that Kandi New Energy is a VIE and that the Company’s wholly-owned subsidiary, Zhejiang Kandi Technologies, absorbs a majority of the risk of loss from the activities of this company, thereby enabling the Company, through Zhejiang Kandi Technologies, to receive a majority of its expected residual returns.

Additionally, because Kandi New Energy is under common control with other entities, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the owners collectively own 100% of Kandi New Energy, and have agreed to vote their interests in concert since the establishment of each of these three companies as memorialized in the Voting Rights Proxy Agreement, the Company believes that the owners collectively have control and common control of Kandi New Energy. Accordingly, the Company believes that Kandi New Energy was constructively held under common control by Zhejiang Kandi Technologies as of the time the contractual agreements were entered into, establishing Zhejiang Kandi Technologies as their primary beneficiary. Zhejiang Kandi Technologies, in turn, is owned by Continental, which is owned by the Company.

(w) Reclassification

The Company has reclassified certain comparative amounts in the consolidated balance sheets as of December 31, 2019 to conform to the current year’s presentation. The principal reclassifications are related to the construction in progress and deferred taxes assets being reclassified from the other long term assets which is categorized separately on the balance sheets. The reclassification did not have an impact on the reported total assets, liabilities, stockholders’ equity and net income.

Certain reclassifications have been made to the consolidated statements of cash flows for year ended December 31, 2019 to conform to the presentation of condensed consolidated financial statement for year ended December 31, 2020. The Company reclassified the following 1) grouping due from employees into other receivables and other assets; 2) grouping customer deposits and deferred income into other payables and accrued liabilities.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

In December 18, 2019, the FASB issued ASU 2019-12, income Taxes — Simplifying the Accounting for Income Taxes serves to simplify the accounting for income taxes by removing certain following Codification exceptions, including exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment. This guidance will be effective after December 15, 2020, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

NOTE 8 - CONCENTRATIONS

(a)	Customers

For the years ended December 31, 2020 and 2019, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Customers	2020	2019	2020	2019
Customer A	24%	51%	15%	55%
Customer B	14%	15%	7%	5%
Fengsheng Vehicles Technologies Group Co., Ltd. and its subsidiaries	-	12%	33%	32%

(b)	Suppliers

For the years ended December 31, 2020 and 2019, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
Major Suppliers	2020	2019	2020	2019
Zhejiang Kandi Supply Chain Management Co., Ltd.	49%	73%	9%	8%
Supplier D	22%	11%	5%	-

NOTE 9 - LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted net loss per share, for the year ended December 31, 2020.

NOTE 10 - ACCOUNTS RECEIVABLE, NET

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2020	2019
Accounts receivable	$38,657,406	$61,436,514
Less: allowance for doubtful accounts	(110,269)	(254,665)
Accounts receivable, net	$38,547,137	$61,181,849

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2020	2019
Raw material	$7,512,259	$12,127,957
Work-in-progress	5,488,532	4,545,736
Finished goods	6,696,592	11,062,873
Inventories	$19,697,383	$27,736,566

NOTE 12 - NOTES RECEIVABLE

As of December 31, 2020, there was $31,404,630 notes receivable from unrelated parties with a 6% annual interest rate, among which $6.1 million was due on January 15, 2021, $6.9 million was due on January 27, 2021, $9.2 million was due on April 20, 2021 and $9.2 million was due on June 25, 2021. As the date of this report, $13,021,431 notes receivable has been collected. As of December 31, 2019, there was $42,487,225 notes receivable from unrelated parties, which was commercial acceptance notes from payments for equity transfer of the Affiliate Company (refer to Note 25-summarized information of equity method investment in the Affiliate Company).

NOTE 13 - ADVANCES TO SUPPLIERS

Advances to suppliers are summarized as follows:

	December 31,	December 31,
	2020	2019
Advance payment for inventory purchase①	$13,107,630	$52,714
Advance payment for R & D②	19,365,947	-
Others	4,259,605	632,294
Total	$36,733,182	$685,008

①	This amount represents the advance payment in order to lock up the purchase price of the inventory.

②	This amount presents the advance payment to a third party for designing a new EV model, as well as related research and development and consulting works. The Company entered into a research and development contract with a third party on December 1, 2020 with total contract amount of $38.3 million, and advance payment of $23.0 million as per the contract. $3.4 million of expense was incurred during the year ended December 31, 2020.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
At cost:
Buildings	$18,924,734	$30,447,480
Machinery and equipment	67,893,378	62,973,794
Office equipment	1,138,870	1,048,651
Motor vehicles and other transport equipment	587,785	413,046
Molds and others	12,752,789	25,836,241
	101,297,556	120,719,212
Less : Accumulated depreciation	(35,894,876)	(46,311,354)
Property, plant and equipment, net	$65,402,680	$74,407,858

The Company’s Jinhua facility is currently in the process of moving out of the old location and we expect to complete the relocation process around March 31, 2021. As of December 31, 2020, the property ownership certificate of Jinhua facility’s old location has been cancelled and the corresponding properties have been reclassed to other long term assets.

As of December 31, 2020 and 2019, the net book value of property, plant and equipment pledged as collateral for the Company’s bank loans were $0 and $6,484,497, respectively. Also see Note 18.

Depreciation expenses for the years ended December 31, 2020 and 2019 were $6,976,651 and $ 7,549,836, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	December 31,	December 31,
	useful life	2020	2019
Gross carrying amount:
Trade name	1 years	$492,235	$492,235
Customer relations	1 years	304,086	304,086
Patent	4.5-6.17 years	4,871,547	4,564,506
		5,667,868	5,360,827
Less : Accumulated amortization
Trade name		$(439,798)	$(389,053)
Customer relations		(271,691)	(240,342)
Patent		(1,723,626)	(1,076,660)
		(2,435,115)	(1,706,055)
Intangible assets, net		$3,232,753	$3,654,772

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $ 625,629 and $625,070 for the year ended December 31, 2020 and 2019, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Years ending December 31,
2021	$625,629
2022	546,271
2023	543,534
2024	543,534
2025	481,255
Thereafter	492,530
Total	$3,232,753

NOTE 16 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2020	2019
Cost of land use rights	$4,024,889	$14,731,847
Less: Accumulated amortization	(767,129)	(3,459,032)
Land use rights, net	$3,257,760	$11,272,815

During June 2020, land use right in the net carrying value of $2.3 million was returned to the government as the Company began to perform its obligations under the Repurchase Agreement. Gain on disposal of long-lived assets of $14,174,23 was recognized accordingly. In addition to the land returned to the government, as of December 31, 2020, the rest land certificate of Jinhua facility’s old location has been cancelled and the corresponding land use right have been reclassed to other long term assets.

The land use right of gross value of $3.5 million, which was acquired in October 2020 from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement, was identified as operating lease right-of-use assets.

As of December 31, 2020 and 2019, the net book value of the land use rights pledged as collateral for the Company’s bank loans were $0 and $4,937,138 respectively. Also see Note 18.

The amortization expense for the years ended December 31, 2020 and 2019 were $201,061 and $327,250, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years ending December 31,
2021	86,584
2022	86,584
2023	86,584
2024	86,584
2025	86,584
Thereafter	2,824,840
Total	$3,257,760

NOTE 17 - OTHER LONG TERM ASSETS

Other long term assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Long term deferred assets	$3,706,560	$4,819,152
Prepayments for land use right (i)	4,319,305	4,131,530
Land and properties with certificates cancelled (ii)	13,728,557	-
Other receivables- Long term	153,193	768,442
Prepayments for new product molds	6,663,909	-
Operating lease right-of-use assets (iii)	3,496,993	10,743
Others	238,967	284,205
Total other long term asset	$32,307,484	$10,014,072

(i)	As of December 31, 2020 and 2019, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,319,305 and 4,131,530, respectively. As of December 31, 2020, the land us right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the year ended December 31, 2020 and 2019 were $85,277 and $ 92,288, respectively.

(ii)	As of December 31, 2020, the Company’s other long term asset included net value of land of Jinhua facility’s old location with certificates cancelled of $6,095,310. The amortization expense for the year ended December 31, 2020 were $93,184. As of December 31, 2020, the Company’s other long term asset included net value of properties of Jinhua facility’s old location with certificates cancelled of $7,633,247. The depreciation expense for the year ended December 31, 2020 were $224,778.

(iii)	As of December 31, 2020, the Company’s operating lease right-of-use assets in other long term asset included net value of newly acquired land use right of Jinhua facility of $3,450,958. The amortization expense for the year ended December 31, 2020 were $16,406.

NOTE 18 - SHORT-TERM AND LONG-TERM BANK LOANS

Short-term loans are summarized as follows:

	2020	2019
Bank A
Interest rate 5.66% per annum, paid off on May 22, 2020, secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	7,004,650
Interest rate 5.66% per annum, paid off on May 22, 2020,secured by the assets of Kandi Vehicle, also guaranteed by company’s subsidiaries. Also see Note 14 and Note 16.	-	4,621,921

Bank B
Interest rate 5.22% per annum, paid off on April 22, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	5,741,517
Interest rate 5.22% per annum, paid off on April 24, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
Interest rate 5.22% per annum, paid off on April 26, 2020, secured by the assets of Kandi Vehicle. Also see Note 14 and Note 16.	-	4,306,138
	$-	$25,980,364

Long-term loan is summarized as follows:

	December 31,	December 31,
	2020	2019
Long term bank loans:
Bank C
Interest rate 7% per annum, paid off on December 11, 2020, guaranteed by the Company’s subsidiaries.	$-	28,133,433
Long term loans - current portion	-	13,779,641
Long term loans - noncurrent portion	-	14,353,792
Total long term loans - current and noncurrent portion	$-	28,133,433

The interest expense of the short-term and long-term bank loans for the years ended December 31, 2020 and 2019 were $ 2,763,524 and $4,311,640, respectively.

As of December 31, 2020, the aggregate amount of short-term loans that was guaranteed by various third parties was $0.

NOTE 19 - TAXES

(a)	Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Jinhua Ankao and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies has successfully re-applied for such certificates when the its prior certificates expired. Jinhua Ankao has been qualified as HNTE since 2018. Kandi Hainan has been qualified as HNTE since 2020. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy and Yongkang Scrou is 25%.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2020, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for December 31, 2020 and 2019 was a tax benefit of 32.69% on a reported loss before taxes of approximately $15.4 million, a tax benefit of 8.78% on a reported loss before taxes of approximately $7.9 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2020 and 2019.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2020, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

Income tax expenses for the year ended December 31, 2020 and 2019 are summarized as follows:

	For Year Ended December 31,
	2020	2019
Current:
Provision for CIT	$302,553	$374,277
Deferred:
Provision for CIT	(5,349,722)	(1,066,536)
Income tax expense (benefit)	$(5,047,169)	$(692,259)

The reconciliation of taxes at the PRC statutory rate (25% in 2020 and 2019) to our provision for income taxes for the years ended December 31, 2020 and 2019 was as follows:

	For Year Ended December 31,
	2020	2019
Expected taxation at PRC statutory tax rate	$(3,860,333)	$(1,970,247)
Recognition of outside basis difference in equity investment of the Affiliate Company	(4,347,061)	-
Effect of differing tax rates in different jurisdictions	93,806	363,199
Effect of PRC preferential tax rates	1,145,631	162,218
Non-taxable income	(7,889)	(86,537)
Non-deductible expenses	615,659	1,703,235
Research and development super-deduction	(458,723)	(350,449)
(Over) Under-accrued EIT for previous years	(24,583)	(1,792,560)
Addition to valuation allowance	1,629,952	1,301,225
Other	166,372	(22,343)
Income tax (benefit) expense	$(5,047,169)	$(692,259)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$1,160,830	$672,983
Depreciation	-	53,199
Outside basis difference of investment in the Affiliate Company	7,821,994	-
Loss carried forward	3,415,400	2,401,125
Total deferred tax assets	12,398,224	3,127,307
Deferred tax liabilities:
Expense	(588,889)	(680,906)
Intangible	(473,024)	(519,006)
Revenue	(2,421,259)	(162,874)
Total deferred tax liability	(3,483,172)	(1,362,786)
Net deferred tax assets (liabilities)	$8,915,052	$1,764,521
less: valuation allowance	(3,433,277)	(2,401,125)
Net deferred tax assets(liabilities),net of valuation allowance	$5,481,775	$(636,604)

The aggregate NOLs in 2020 was $21.5 million deriving from entities in the PRC, Hong Kong and U.S. The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2026 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, to offset future net profits for income tax purposes. The company has $0.8 million cumulative net operating loss in U.S. to carry forward as of December 31, 2020 with indefinite carryforward period. The cumulative net operating loss in Hong Kong of $0.1 million can be carried forward without an expiration date as well.

Operating loss carry forward for tax purpose resulted in a deferred tax asset of $3.4 million with a valuation allowance of $2.8 million at December 31, 2020. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

We recognized a deferred tax asset for the Affiliate Company’s outside basis difference due to the accumulated losses as of December 31, 2020 between book and tax purpose. This is due to the sale of the Affiliate Company in March 2021 indicates that it becomes apparent the temporary difference will reverse in the foreseeable future.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31,2020 and 2019 are summarized as follows:

	For Year Ended December 31,
	2020	2019
Income(loss) before income taxes consists of:
PRC	$(12,734,584)	$(5,413,025)
Non-PRC	(2,706,749)	(2,467,961)
Total	$(15,441,333)	$(7,880,986)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Balance at December 31,2019	$2,401,126
Additions-change to tax expense	1,629,952
Prior year true up	180,321
Exchange rate difference	253,404
Increase/Decrease due to change of tax rate of Kandi Hainan	(1,031,526)
Balance at December 31,2020	$3,433,277

(b)	Tax Holiday Effect

For the year ended December 31, 2020 and 2019, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2020 and 2019.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Tax benefit (holiday) credit	$690,905	$1,532,748
Basic net income per share effect	$0.000	$0.000

(c)	CARES Act

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the PPP. On May 4th, 2020, SC Autosports obtained the PPP loan in the amount of $244,166 with an interest rate of 1.0% and a two-year term to maturity.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2020, the Company received $244,116 under the SBA PPP loan program and the entire amount has qualified for forgiveness.

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

NOTE 20 - LEASES

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

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. This lease was wholly prepaid as of December 31, 2020. See NOTE 17 for more details.

As of December 31, 2020, the Company’s operating lease right-of-use assets (grouped in other long term assets on the balance sheet) was $3,496,993 and lease liability (grouped in other current liability on the balance sheet) was $47,578. For the year ended December 31, 2020, the Company’s operating lease expense was $156,406.

Supplemental information related to operating leases was as follows:

Year ended December 31, 2020
Cash payments for operating leases	$156,406

Maturities of lease liabilities as of December 31, 2020 were as follow:

Maturity of Lease Liabilities:	Lease payable
Year ended December 31, 2021	47,578
Total	$47,578

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

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports (d/b/a Kandi America). The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock immediately prior to the closing of the acquisition valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration of up to an additional 1,547,721 shares of common stock of the Company, which are being held in escrow and to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members due to the failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. Accordingly, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of the total equity consideration in the purchase price. For the year ended December 31, 2019, SC Autosports achieved its second year pre-tax profit target. Accordingly, the former members of SC Autosports received 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price. For the year ended December 31, 2020, SC Autosports partially achieved its third year pre-tax profit target. As the gap between third year’s pretax profit and pre-tax profit target is less than 20%, the former members of SC Autosports will receive 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

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

As of December 31, 2020 and December 31, 2019, the Company’s contingent consideration liability was $3,743,000 and $5,197,000, respectively.

Details of the contingent consideration liability as of December 31, 2020 and December 31, 2019 were as follow:

	December 31,	December 31,
	2020	2019
Contingent consideration liability to KSBS Shareholders	$3,743,000	2,505,000
Contingent consideration liability to former members of SC Autosports	-	2,692,000
Total contingent consideration liability	$3,743,000	$5,197,000

NOTE 22 - COMMON SHARES

On November 12, 2020, Kandi entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Buyers”) pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 9,404,392 units (the “Units”), each consisting of one share (the “Shares”) of our common stock, par value $0.001 per share (“Common Stock”) and 0.4 warrant to purchase a share of our Common Stock (the “Warrants”), at a purchase price of $6.38 per share, for aggregate gross proceeds to the Company of $60,000,021, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $3.1 million, by the Company. At the closing, the Company issued Units consisting of an aggregate of 9,404,392 shares of our Common Stock and Warrants initially exercisable into an aggregate of up to 3,761,757 shares of our Common Stock. The Warrants have a term of 30 months and are exercisable by the holders at any time after six months of the date of issuance at an exercise price of $8.18 per share.

On November 24, 2020, Kandi entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Buyers”) pursuant to which the Company sold to the Buyers, in a registered direct offering, an aggregate of 8,849,560 units (the “Units”), each consisting of one share (the “Shares”) of our common stock, par value $0.001 per share (“Common Stock”) and a warrant to purchase 0.4 share of our Common Stock (the “Warrants”), at a purchase price of $11.30 per share, for aggregate gross proceeds to the Company of $100,000,028, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $5.0 million, by the Company. At the closing, the Company issued Units consisting of an aggregate of 8,849,560 shares of our Common Stock and Warrants initially exercisable into an aggregate of up to 3,539,825 shares of our Common Stock. The Warrants have a term of 30 months and are exercisable by the holders at any time after the date of issuance at an exercise price of $14.50 per share.

Retirement of Treasury Shares

On December 16, 2020, the Board of Directors of the Company approved to retire 487,155 shares of its common stock held in treasury, and the retirement was completed as of December 31, 2020. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $1.2 billion. As a part of the retirement, the Company reduced its Common Stock and Additional Paid-in Capital by $24,77,965.

NOTE 23 - STOCK OPTIONS

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

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	3,900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	3,900,000	9.72
Outstanding as of December 31, 2019	3,900,000	$9.72
Granted	-	-
Exercised	3,000,000	9.72
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2020	900,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.1613 per share.

NOTE 24 - STOCK AWARD

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

For the year ended December 31, 2020 and 2019, the Company recognized $902,666 and $1,360,258 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 25 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

The Company’s consolidated statement of operations includes the Company’s proportionate share of the net income or loss of the Company’s equity method investee. When the Company records its proportionate share of net income (loss) in such investee, it increases other income (expense) in the Company’s consolidated statements of operations and increase (decrease) the Company’s carrying value in that investment.

On March 21, 2019, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely Technologies Group Co., Ltd. (“Geely”) to transfer certain equity interests in the Affiliate Company to Geely. Pursuant to the Transfer Agreement, the Affiliate Company converted a loan of RMB 314 million (approximately $48.1 million) from Geely in the year of 2019 to equity in order to increase its cash flow. As a result, the registered capital of the Affiliate Company became RMB 2.40 billion (approximately $367.6 million), of which Zhejiang Kandi Technologies owned 43.47% and Geely owned 56.53%, respectively, upon the conversion of the loan into equity in the Affiliate Company. Zhejiang Kandi Technologies further sold 21.47% of its equity interests in the Affiliate Company to Geely for a total consideration of RMB 516 million (approximately $79.0 million). Zhejiang Kandi Technologies owns 22% of the equity interests of the Affiliate Company as a result of the transfer. As of September 29, 2019, the Company had received payments in cash totaling RMB 220 million (approximately $33.7 million) and certain commercial acceptance notes of RMB 296 million (approximately $45.3 million) from Geely, of which RMB 140 million (approximately $21.4 million) matured on January 20, 2020 and the remaining RMB 156 million (approximately $23.9 million) matured on March 29, 2020. As of September 30, 2019, the equity transfer had been completed. Therefore, in the third quarter of 2019, the Company recognized the gain from equity sale of $20,574,217. As of December 31, 2020, all the equity transfer payment has been collected.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.2 million).The first half of the equity transfer payment will be payed within 5 business days from the date of completing the industrial and commercial modification procedures, and the rest will be paid within 6 months from the date of completing such procedures. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.6 million).

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. The Company recorded 22% of the Affiliate Company’s loss for the year ended December 31, 2020.

The consolidated results of operations and financial position of the Affiliate Company are summarized below:

	Year Ended December 31,
	2020	2019
Condensed income statement information:
Net sales	$94,831,334	$124,280,561
Gross loss	(10,518,130)	(2,609,764)
Gross margin	-11.1%	-2.1%
Net loss	(76,402,392)	(85,972,257)

	December 31,	December 31,
	2020	2019
Condensed balance sheet information:
Current assets	$586,040,953	$640,688,401
Noncurrent assets	272,818,292	64,589,516
Total assets	$858,859,245	$705,277,917
Current liabilities	707,054,287	490,625,640
Noncurrent liabilities	8,635,356	-
Equity	143,169,602	214,652,277
Total liabilities and equity	$858,859,245	$705,277,917

The Company’s equity method investments in the Affiliate Company for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Investment in the Affiliate Company, beginning of the period,	$47,228,614	$128,929,893
Investment decreased		(72,309,417)
Gain from equity dilution	-	4,263,764
Gain from equity sale	-	20,438,986
Reduction in the equity of the Affiliate Company*	(3,275,999)	-
Company’s share in net (loss) income of Affiliate based on 22% ownership for year ended December 31, 2020 and 50% ownership for three months ended March 31, 2019, 43.47% ownership for six months ended September 30, 2019, 22% ownership for three months ended December 31, 2019	(16,812,341)	(30,864,754)
Non-controlling interest	(445,977)	-
Intercompany transaction elimination	-	(5,649)
Prior year unrealized profit realized	5,656	153,465
Subtotal	(17,252,662)	(30,716,938)
Exchange difference	2,192,685	(3,377,674)
Investment in Affiliate Company, end of the period	$28,892,638	$47,228,614
- Non-controlling interest carrying amount	2,611,821	-

*

The Affiliate Company converted RMB 1.2 billion of the debt due from Zhejiang ZuoZhongYou Automobile Service Co., Ltd (“ZuoZhongYou”) into 85% of its equity interest. ZuoZhongYou is under common control with the Affiliate Company by Geely.

On August 28, 2020, there was about RMB 97.2 million of difference between the carrying value of the debt of RMB 1.2 billion and the carrying value of ZuoZhongYou’s net asset at the transaction date.

Hence, there is a decrease of RMB 21.4 million (approximately $3.3 million, which is 22% of the RMB 97.2 million) of “Investment in the Affiliate Company” on the Company’s book, with a corresponding decrease to the additional paid in capital.

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

Sales to the Company’s customers, the Affiliate Company and its subsidiaries, for the year ended December 31, 2020, were $1,321 or 0% of the Company’s total revenue, a decrease of 100% from $ 15,861,441 of the year ended December 31, 2019. Sales to the Affiliate Company and its subsidiaries were primarily of battery packs, body parts, EV drive motors, EV controllers, air conditioning units and other auto parts.

As of December 31, 2020 and 2019, the net amount due from the Affiliate Company and its subsidiaries, was $21,742,226 and $31,330,763, respectively. As of December 31, 2020 and 2019 the net amount due from the Affiliate Company and its subsidiaries included $2,194,903 and $2,056,564 interest receivable related to the loan lent to the Affiliate Company that was paid off.

NOTE 26 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1)	Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,063,866 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments until December 2021. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2)	Pledged collateral for bank loans to other parties.

As of December 31, 2020 and December 31, 2019, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. In September 2020, this action was transferred to the New York federal court and Kandi moved to dismiss in March 2021.

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

In December 2020, a putative securities class action was filed against Kandi and certain of its current officers in the United States District Court for the Eastern District of New York. The complaint generally alleges violations of the federal securities laws based on claims made in a report issued by Hindenburg Research in November 2020, and seeks damages on behalf of a putative class of shareholders who purchased or acquired Kandi’s securities prior to March 15, 2019. This action remains pending.

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

NOTE 27 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and US. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Year Ended December 31
	2020	2019
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$29,394,148	$24,623,424
China	47,526,365	111,117,912
Total	$76,920,513	$135,741,336

Major products
EV parts	$40,645,696	$110,675,908
EV products	684,525	108,640.00
Off-road vehicles	29,824,323	22,743,142
Electric Scooters, Electric Self-Balancing Scooters and associated parts	5,765,969	2,213,646.00
Total	$76,920,513	$135,741,336

Timing of revenue recognition
Products transferred at a point in time	$76,920,513	$135,741,336
Total	$76,920,513	$135,741,336

NOTE 28 - SUBSEQUENT EVENT

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.2 million).The first half of the equity transfer payment will be payed within 5 business days from the date of completing the industrial and commercial modification procedures, and the rest will be paid within 6 months from the date of completing such procedures. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.6 million).

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2020. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2020, the last day of our fiscal year of 2020. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2020 based on those criteria.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP, has audited the effectiveness of our ICFR as of December 31, 2020 as stated in their report which is attached to the auditors’ report included under item 8 of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 9, 2021:

Name	Age	Position	Served From
Hu Xiaoming	64	Chairman of the Board, President and Chief Executive Officer	June 2007
Lim Jehn Ming	38	Chief Financial Officer	May 2020
Chen Liming (1), (2), (3)	84	Director (Independent)	May 2012
Lin Yi (2), (3)	68	Director (Independent)	May 2017
Jerry Lewin (1)	66	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	67	Director (Independent)	July 2011
Sun Chenming	56	Director	December 2019
Wang Lin	32	Director	December 2019

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Mr. Jehn Ming Lim has extensive experience in providing financial accounting and advisory services to public and private companies and has been engaging in this profession for more than 15 years. He was the Chief Financial Officer of Takung Art Co., Ltd. (NYSE American: TKAT) from February 2019 to May 2020. Prior to that, he had been the managing director of Albeck Financial Services, a financial consulting firm from January 2013 to February 2019, mainly responsible for overseeing SEC reporting, GAAP technical consultation, financial statement audit preparation, due diligence and internal controls compliance services. He also has extensive experience in auditing private and public companies in his stints as audit manager and senior auditor of two regional accounting firms in the United States, i.e., Kabani & Company, Inc. from October 2008 through December 2012 and Stonefield Josephson, Inc. from September 2006 through October 2008, respectively and as an auditor at Ernst & Young in the United States from September 2004 through to July 2006. Mr. Lim graduated with High Honors from the University of California, Santa Barbara, with a Bachelor of Arts degree in Business Economics.

Sun Chenming, was appointed as a director of the Company in December 2019. Mr. Sun is an international certified management accountant. He currently serves as the deputy general manager of Kandi Technologies Group Co., Ltd. (“Zhejiang Kandi Technologies”). Mr. Sun joined the Zhejiang Kandi Technologies in October 2007, since when he has been serving Zhejiang Kandi Technologies as the general manager of the enterprise management department and the general manager of Kandi automobile business department. Mr. Sun has been responsible for the financial internal control audit business of the Company since 2013. Mr. Sun graduated from HeFei University of Technology in July 1987 and then worked in Zhejiang Sifang Group Company from August 1987 to October 2007, serving as its manager of quality management department, general quality engineer, and manager of enterprise management department, etc. He has a theoretical foundation and rich practical experiences in the establishment, operation and monitoring of the enterprise management system and financial internal control management system of public companies. Mr. Sun has a solid understanding and hands-on experience for the regulations of U.S. public companies with respect to the internal control of financial reporting and the internal control evaluation system standard of COSO financial system which is commonly used by public companies.

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

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2020, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: (i) Henry Yu did not timely file Form 4s after acquiring 5,000 shares and 5,000 shares on March 9, 2020 and August 12, 2020, respectively. However, the Form 4s corresponding to these transactions were subsequently filed on April 27, 2020 and November 23, 2020, respectively. (ii) Jerry Lewin did not timely file a Form 4 after being issued 5,000 shares on August 12, 2020. The Form 4 corresponding to this transaction was subsequently filed on November 30, 2020. (iii) Sun Chenming did not timely file a Form 4 after his disposal of 13,000 shares on November 18, 2020. The Form 4 corresponding to such disposal was subsequently filed on December 9, 2020. As of the date of this report, all of the filings mentioned above have been made.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2020 and 2019, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2020 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2020. The individuals listed in the table below are referred to as the “named executive officers”.

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)(4)	($)(4)	($)	($)	($)	($)
Hu Xiaoming (1)	2020	$52,173	-	168,000	-	-	-	-	$220,173
CEO, President and	2019	$52,120	-	264,000	-	-	-	-	$316,120
Chairman of the Board

Lim Jehn Ming(2)	2020	75,000	7,605	9,270	-	-	-	-	$91,875
CFO

Zhu Xiaoying(3)	2020	27,174	-	33,600	-	-	-	-	$60,774
Former CFO	2019	$72,388	-	52,800	-	-	-	-	$125,188

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Lim was appointed as the Company’s CFO, effective May 15, 2020.
(3)	Ms. Zhu was appointed as the Company’s interim CFO, effective January 29, 2019 and resigned from that position on May 15, 2020. Ms. Zhu’s compensation disclosed above reflects the compensation she received during her employment with the Company as interim CFO.
(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

Salary and Incentive Compensation

In fiscal 2020, the primary components of our executive compensation programs were base salary and equity compensation.

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

At our 2008 annual shareholders meeting, our stockholders approved the adoption of the Plan. As of December 31, 2020, 2,600,000 options have been granted under the Plan to the Company’s employees and directors, of which 2,593,332 have been exercised, and 6,668 have been forfeited.

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

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based upon the closing price of the Company’s stock on the date of the grant. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of 2014. Compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved the termination of the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for select executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before. There was no grant under the Board’s Pre-Approved Award Grant Sub-Plan in the years of 2017, 2018, 2019 and 2020.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior executives. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2020, 3,000,000 shares have been exercised, and 1,000,000 shares have been forfeited. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2020, by those individuals who served as our named executive officers during any part of fiscal year 2020.

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

Employment Agreements

Zhejiang Kandi Technologies has a three-year-term employment agreement with Mr. Hu, expiring June 9, 2020. The agreement provides an annual salary for Mr. Hu with bonuses to be decided at the discretion of our Board at the year end.

On May 15, 2020, the Company and Mr. Lim entered into a three-year-term employment agreement, pursuant to which Mr. Lim shall receive an annual salary in the amount of $120,000. He will also receive 6,000 shares of the common stock under the Company’s 2008 Omnibus Long-Term Incentive Plan, which shall be issuable evenly on each six-month anniversary hereof or as otherwise determined by the Board of Directors.

The form of the Mr. Hu’s agreement was previously filed and incorporated herein by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015. Mr. Lim’s employment agreement was previously attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020 and is incorporated herein by reference.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2020 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$15,942	-	-	-	-	-	$15,942

Henry Yu	$44,000	18,100	-	-	-	-	$62,100

Jerry Lewin	$44,000	26,500	-	-	-	-	$70,500

Chen Liming	$15,942	-	-	-	-	-	$15,942

Wang Lin	$37,101	6,720	-	-	-	-	$43,821

Sun Chenming	$28,985	16,800	-	-	-	-	$45,785

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

(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014. During the fiscal year of 2020, Lin Yi and Chen Liming each received a one-time cash bonus of RMB50,000 (approximately $7,246). Henry Yu and Jerry Lewin each received a one-time cash bonus of $20,000.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2020, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Henry Yu	0	90,000	(1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	90,000
Zhu Feng	0	0
Wang Lin	0	0
Sun Chenming	0	0

(1)	Besides the 90,000 shares of restricted common stock, Mr. Yu owns additional 34,146 shares of the Company’s common stock that he purchased from the open market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 25, 2021, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 75,387,555 shares of our Common Stock outstanding on March 25, 2021. Unless indicated otherwise, the mailing address of each beneficial owner is Jinhua City Industrial Zone, Jinhua City, Zhejiang Province, China 321016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,276,481	(1)	18.94%
Common Stock	Jehn Ming Lim	1,500		*
Common Stock	Henry Yu	118,500		*
Common Stock	Jerry Lewin	95,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Sun chenming	-		-
Common Stock	Wang Lin	5,000		*
All officers and directors		14,496,481		19.23%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited(3)	12,821,404	(2)	17.01%

*	Less than 1%

(1)	Includes (i) 1,455,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.

(2)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the ordinary shares in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

For the discussion of Transactions with Related Parties, please refer to NOTE 25 – SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, Marcum Bernstein & Pinchuk LLP and former principal accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP for the years ended December 31, 2020 and 2019, respectively.

	2020	2019
Audit Fees	$460,000	$518,593
Audit Related Fees	$13,800	$12,300
Tax Fees	$-	$74,400
All other fees	$100,715	$-
TOTAL FEES	$574,515	$605,293

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.2	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.3	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.4	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Technologies Group Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.13	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.15	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.16	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020]

10.17	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020]

10.18	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.19	Placement Agent Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.20	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.21	Placement Agent Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.22	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021. †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries of the Company [Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

23.1	Consent of Marcum Bernstein & Pinchuk LLP †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†	Exhibits filed herewith.

*	Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 30, 2021	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer	March 30, 2021
Hu Xiaoming	and Chairman of the Board (Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	March 30, 2021
Jehn Ming Lim	(Principal Financial Officer and Accounting Officer)

/s/ Chen Liming	Director	March 30, 2021
Chen Liming

/s/ Lin Yi	Director	March 30, 2021
Lin Yi

/s/ Jerry Lewin	Director	March 30, 2021
Jerry Lewin

/s/ Henry Yu	Director	March 30, 2021
Henry Yu

/s/ Wang Lin	Director	March 30, 2021
Wang Lin

/s/ Sun Chenming	Director	March 30, 2021
Sun Chenming