Form 10-Q
period 2021-03-31
Kandi Technologies Group, Inc.
filed 2021-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

Commission file number 001-33997

KANDI TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in charter)

Delaware	90-0363723
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jinhua New Energy Vehicle Town Jinhua, Zhejiang Province People’s Republic of China	321016
(Address of principal executive offices)	(Zip Code)

(86 - 579) 82239856
(Registrant’s telephone number, including area code)

Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China 321016

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

As of May 4, 2021, the registrant had 77,308,499 shares of common stock issued and 75,387,555 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(UNAUDITED)
Current assets
Cash and cash equivalents	$146,714,469	$142,078,190
Restricted cash	480,604	442,445
Certificate of deposit	15,258,789	-
Accounts receivable (net of allowance for doubtful accounts of $109,833 and $110,269 as of March 31, 2021 and December 31, 2020, respectively)	49,888,350	38,547,137
Inventories	20,481,613	19,697,383
Notes receivable	18,409,729	31,404,630
Other receivables	38,596,446	1,875,245
Prepayments and prepaid expense	14,910,522	13,708,149
Advances to suppliers	16,731,376	36,733,182
Amount due from the Affiliate Company	-	21,742,226
Amount due from related party	883,484	886,989
TOTAL CURRENT ASSETS	322,355,382	307,115,576

NON-CURRENT ASSETS
Property, plant and equipment, net	69,203,628	65,402,680
Intangible assets, net	3,056,720	3,232,753
Land use rights, net	3,222,094	3,257,760
Construction in progress	16,864,585	16,317,662
Deferred taxes assets	8,473,546	8,964,946
Long term investment	152,588	45,958
Investment in the Affiliate Company	-	28,892,638
Goodwill	29,621,966	29,712,383
Other long term assets	31,621,451	32,307,484
TOTAL NON-CURRENT ASSETS	162,216,578	188,134,264

TOTAL ASSETS	$484,571,960	$495,249,840

CURRENT LIABILITIES
Accounts payable	$29,846,891	$34,257,935
Other payables and accrued expenses	4,648,178	7,218,395
Notes payable	92,079	92,445
Income tax payable	1,355,094	1,313,754
Advance receipts	38,078,159	38,229,242
Amount due to related party	500,000	500,000
Other current liabilities	3,742,741	2,185,654
TOTAL CURRENT LIABILITIES	78,263,142	83,797,425

NON-CURRENT LIABILITIES
Deferred taxes liability	3,483,171	3,483,171
Contingent consideration liability	3,386,000	3,743,000
Other long-term liabilities	457,764	459,580
TOTAL NON-CURRENT LIABILITIES	7,326,935	7,685,751

TOTAL LIABILITIES	85,590,077	91,483,176

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,308,499 and 77,298,499 shares issued and 75,387,555 and 75,377,555 outstanding at March 31,2021 and December 31,2020, respectively	75,387	75,377
Additional paid-in capital	442,343,280	439,549,338
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at March 31,2021 and December 31,2020, respectively)	(33,482,620)	(27,079,900)
Accumulated other comprehensive loss	(9,954,164)	(8,778,151)
TOTAL STOCKHOLDERS' EQUITY	398,981,883	403,766,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$484,571,960	$495,249,840

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020

REVENUES FROM UNRELATED PARTIES, NET	$15,976,170	$6,372,424
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,584	-

REVENUES, NET	15,977,754	6,372,424

COST OF GOODS SOLD	(11,623,403)	(5,205,165)

GROSS PROFIT	4,354,351	1,167,259

OPERATING EXPENSES:
Research and development	(21,624,597)	(640,240)
Selling and marketing	(1,146,866)	(878,306)
General and administrative	(4,430,123)	(3,066,735)
TOTAL OPERATING EXPENSES	(27,201,586)	(4,585,281)

LOSS FROM OPERATIONS	(22,847,235)	(3,418,022)

OTHER INCOME (EXPENSE):
Interest income	528,592	338,944
Interest expense	(126,348)	(982,934)
Change in fair value of contingent consideration	357,000	3,792,000
Government grants	234,793	11,099
Gain from sale of equity in the Affiliate Company	17,700,260	-
Share of loss after tax of the Affiliate Company	(2,579,497)	(1,102,770)
Other income, net	498,901	19,650
TOTAL OTHER INCOME, NET	16,613,701	2,075,989

LOSS BEFORE INCOME TAXES	(6,233,534)	(1,342,033)

INCOME TAX EXPENSE	(169,186)	(232,613)

NET LOSS	(6,402,720)	(1,574,646)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,176,013)	(3,523,065)

COMPREHENSIVE LOSS	$(7,578,733)	$(5,097,711)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	75,383,777	52,361,077

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.03)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)

Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	(1,176,013)
Reversal of reduction in the Affiliate Company’s equity (net off tax effect of $491,400)	-	-	-	2,771,652	-	-	2,771,652

Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$398,981,883

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,402,720)	$(1,574,646)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,212,965	2,037,045
Impairments	-	24,316
Share of loss after tax of the Affiliate Company	2,579,497	1,102,770
Gain from equity sale in the Affiliate Company	(17,700,260)	-
Change in fair value of contingent consideration	(357,000)	(3,792,000)
Stock based compensation expense	22,925	22,925

Changes in operating assets and liabilities:

Accounts receivable	8,916,548	5,540,503
Inventories	(864,177)	(2,955,178)
Other receivables and other assets	(13,058,262)	(8,734,544)
Advances to supplier and prepayments and prepaid expenses	18,807,547	(8,311,506)
Amount due from the Affiliate Company	-	4,187,038

Increase (Decrease) In:
Accounts payable	(340,133)	(2,575,446)
Other payables and accrued liabilities	107,011	(781,409)
Notes payable	-	(10,745,294)
Income tax payable	58,779	29,357
Net cash used in operating activities	$(6,017,280)	$(26,526,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(5,866,207)	(1,355)
Payment for construction in progress	(4,339,770)	-
Repayments of loan to third party	13,113,237	-
Certificate of deposit	(15,427,337)	-
Cash received from sales of equity in the Affiliate Company	23,758,099	11,461,646
Long Term Investment	(107,991)	-
Net cash provided by investing activities	$11,130,031	$11,460,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	8,452,964
Net cash provided by financing activities	$-	$8,452,964

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$5,112,751	$(6,612,814)
Effect of exchange rate changes	$(438,313)	$(145,928)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$147,195,073	$9,753,893
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	146,714,469	3,719,142
-RESTRICTED CASH AT END OF PERIOD	480,604	6,034,751

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$110,407	203,256
Interest paid	$-	345,170

SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Affiliate Company due to change in its equity (net off tax effect of $491,400)	$2,807,696	-
Increase of other receivable for equity transfer payment of the Affiliate Company	$23,758,099	-

See accompanying notes to condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products (through the Affiliate Company, formerly defined as the JV Company), EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports LLC (“SC Autosports”, d/b/a Kandi America) and its wholly-owned subsidiary, Kandi America Investment, LLC (“Kandi Investment”). In March 2021, Zhejiang Kandi Vehicles Co., Ltd. changed its name to Zhejiang Kandi Technologies Group Co., Ltd. (“Zhejiang Kandi Technologies”).

The Company’s organizational chart as of the date of this report is as follows:

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products, EV parts, automatic power exchange equipment for pure electric vehicles, off-road vehicles and the dynamic power train system of intelligent transportation.

NOTE 2 - LIQUIDITY

The Company had a working capital of $244,092,240 as of March 31, 2021, an increase of $20,774,089 from a working capital of $223,318,151 as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents were $146,714,469 and $142,078,190, respectively, the Company’s restricted cash was $480,604 and $442,445, respectively. As of March 31, 2021, the Company has $15,258,789 certificate of deposit with 3.7% annual rate which can be transferred when necessary without any penalty or any loss of interest and principal.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($80 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($76 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $37 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The Company will receive the final installment payment of RMB 162 million ($25 million) in the near future.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.0 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million), and the rest is expected to receive within six months from March 9, 2021. If the transfer of the remaining 22% equity interests of the Affiliate Company took place on January 1, 2020, the net loss for the three months ended March 31, 2021 and 2020 would have been $21.5 million and $0.5 million, respectively.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Although the Company didn’t have any short-term bank loans as of March 31, 2021, it still retains the credit line, which can be used at any time when the Company has special needs.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

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

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

(9)	Kandi Investment, a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in the Affiliate Company, in which the Company owned 22% equity interest until March 9. 2021.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. As the equity transfer was completed on March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period from January 1, 2021 to March 9, 2021 and recognized the gain from equity sale of $17.7 million during the first quarter of 2021. As of March 31, 2021, the amount due from the Affiliate Company has been reclassed to accounts receivable of $19.5 million and other receivables of $2.2 million.

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company 2020 Form 10-K.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Customers	2021	2020	2021	2020
Customer A	22%	-	-	-
Customer B	15%	33%	23%	15%
Customer C	14%	-	3%	-

(b) Suppliers

For the three-month period ended March 31, 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	March 31,	December 31,
Major Suppliers	2021	2020	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	51%	60%	10%	9%
Supplier D	26%	27%	5%	5%

NOTE 9 - LOSS PER SHARE

The Company calculates loss per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic loss per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted loss per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted net loss per share, for the three-month period ended March 31, 2021.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2021	2020
Accounts receivable	$49,998,183	$38,657,406
Less: allowance for doubtful accounts	(109,833)	(110,269)
Accounts receivable, net	$49,888,350	$38,547,137

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2021	2020
Raw material	$7,475,153	$7,512,259
Work-in-progress	5,210,765	5,488,532
Finished goods	7,795,695	6,696,592
Inventories	$20,481,613	$19,697,383

NOTE 12 - NOTES RECEIVABLE

As of March 31, 2021, there was $18,409,729 notes receivable from unrelated parties, among which $9.2 million was collected on April 20, 2021 and $9.2 million was due on June 25, 2021. As of December 31, 2020, there was $31,404,630 notes receivable from unrelated parties with a 6% annual interest rate, among which $6.1 million was collected on January 15, 2021, $6.9 million was collected on January 27, 2021, $9.2 million was collected on April 20, 2021 and $9.2 million was due on June 25, 2021.

NOTE 13 - ADVANCES TO SUPPLIERS

Advances to suppliers are summarized as follows:

	March 31,	December 31,
	2021	2020
Advance payment for inventory purchase (1)	$13,315,227	$13,107,630
Advance payment for R & D (2)	-	19,365,947
Others	3,416,149	4,259,605
Total	$16,731,376	$36,733,182

(1)	This amount represents the advance payment in order to lock up the purchase price of the inventory.

(2)

This amount presents the advance payment to a third party for designing a new EV model, as well as related research and development and consulting works. The Company entered into a research and development contract with a third party on December 1, 2020 with total contract amount of $38.3 million, and advance payment of $23.0 million as per the contract. This advance payment will be expensed progressively according to the progress of the R & D project. In the first quarter of 2021, $18.2 million expense was incurred accordingly. As of March 31, 2021 and December 31, 2020, the Company’s advance payment for R&D were $0 and $19.4 million, respectively.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31,	December 31,
	2021	2020
At cost:
Buildings	$24,699,507	$18,924,734
Machinery and equipment	63,610,061	67,893,378
Office equipment	1,156,721	1,138,870
Motor vehicles and other transport equipment	589,783	587,785
Molds and others	12,724,621	12,752,789
	102,780,693	101,297,556
Less : Accumulated depreciation	(33,577,065)	(35,894,876)
Property, plant and equipment, net	$69,203,628	$65,402,680

The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. As of March 31, 2021, the property ownership certificate of Jinhua facility’s old location has been cancelled and the corresponding properties have been reclassed to other long term assets.

Depreciation expenses for the three months ended March 31, 2021 and 2020 were $1,824,261 and $1,780,152, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2021	2020
Gross carrying amount:
Trade name	0.75 years	$492,235	$492,235
Customer relations	0.75 years	304,086	304,086
Patent	4.25-5.92 years	4,852,295	4,871,547
		5,648,616	5,667,868
Less : Accumulated amortization
Trade name		$(452,484)	$(439,798)
Customer relations		(279,528)	(271,691)
Patent		(1,859,884)	(1,723,626)
		(2,591,896)	(2,435,115)
Intangible assets, net		$3,056,720	$3,232,753

The aggregate amortization expenses for those intangible assets were $165,172 and $154,856 for the three months ended March 31, 2021 and 2020, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Nine months ended December 31, 2021	$495,517
Years ended December 31,
2022	581,330
2023	578,593
2024	578,593
2025	479,149
Thereafter	343,538
Total	$3,056,720

NOTE 16 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2021	2020
Cost of land use rights	$4,008,983	$4,024,889
Less: Accumulated amortization	(786,889)	(767,129)
Land use rights, net	$3,222,094	$3,257,760

By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. This inspection and acceptance will now be verified by an additional set of interested parties. The land certificate of Jinhua facility’s old location has been cancelled in year 2020 and the corresponding land use right have been reclassed to other long term assets.

The land use right of gross value of $3.5 million, which was acquired in October 2020 from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement, was identified as operating lease right-of-use assets.

The amortization expenses for the three months ended March 31, 2021 and 2020, were $23,042 and $80,961, respectively.

Amortization expense for the next five years and thereafter is as follows:

Nine months ended December 31, 2021	$69,127
Years ended December 31,
2022	92,169
2023	92,169
2024	92,169
2025	92,169
Thereafter	2,784,291
Total	$3,222,094

NOTE 17 - OTHER LONG TERM ASSETS

Other long term assets as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31,	December 31,
	2021	2020
Long term deferred assets	$3,384,253	$3,706,560
Prepayments for land use right (i)	4,279,788	4,319,305
Land and properties with certificates cancelled (ii)	13,515,721	13,728,557
Other receivables-Long term	152,588	153,193
Prepayments for new product molds	6,637,573	6,663,909
Right - of - use asset (iii)	3,431,556	3,496,993
Others	219,972	238,967
Total other long term asset	$31,621,451	$32,307,484

(i)	As of March 31, 2021 and December 31, 2020, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,279,788 and $4,319,305, respectively. As of March 31, 2021, the land us right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended March 31, 2021 and 2020 were $22,694 and $21,076, respectively.

(ii)	As of March 31, 2021 and December 31, 2020, the Company’s other long term asset included net value of land of Jinhua facility’s old location with certificates cancelled of $6,025,338 and $6,095,310, respectively. The amortization expense for the three months ended March 31, 2021 were $113,942. As of March 31, 2021 and December 31, 2020, the Company’s other long term asset included net value of properties (or buildings/housing) of Jinhua facility’s old location with certificates cancelled of $7,490,383 and $7,633,247, respectively. The depreciation expense for the three months ended March 31, 2021 were $46,390.

(iii)	As of March 31, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets in other long term asset included net value of newly acquired land use right of Jinhua facility of $3,420,047 and $3,450,958, respectively. The amortization expense for the three months ended March 31, 2021 were $17,464.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2020, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the three months ended March 31, 2021 and 2020 were a tax expense of 2.71% on a reported loss before taxes of approximately $6.2 million, a tax expense of 17.33% on a reported loss before taxes of approximately $1.3 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the three months ended March 31, 2021 and 2020 was tax expense of $169,186 and tax expense of $232,613, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2021, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2021, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in 2020 was $21.5 million deriving from entities in the PRC, Hong Kong and U.S. The aggregate NOLs in 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2026 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, to offset future net profits for income tax purposes. The Company has $0.8 million cumulative net operating loss in U.S. to carry forward as of March 31, 2021 with indefinite carryforward period. The cumulative net operating loss in Hong Kong of $0.1 million can be carried forward without an expiration date as well.

(b) Tax Holiday Effect

For the three months ended March 31, 2021 and 2020, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2021 and 2020.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Tax benefit (holiday) credit	$65,965	$58,325
Basic net income per share effect	$0.000	$0.000

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

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. This lease was wholly prepaid when the land use right was acquired. See NOTE 17 for more details.

As of March 31, 2021, the Company’s operating lease right-of-use assets (grouped in other long term assets on the balance sheet) was $3,431,556 and lease liability (grouped in other current liability on the balance sheet) was $11,958. For the three months ended March 31, 2021, the Company’s operating lease expense was $157,464.

Supplemental information related to operating leases was as follows:

Three months ended March 31, 2021
Cash payments for operating leases	$157,464

Maturities of lease liabilities as of March 31, 2021 were as follow:

Maturity of Lease Liabilities:	Lease payable
Year ended December 31, 2021	11,958
Total	$11,958

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

As of March 31, 2021 and December 31, 2020, the Company’s contingent consideration liability was $3,386,000 and $3,743,000, respectively.

Details of the contingent consideration liability as of March 31, 2021 and December 31, 2020 were as follow:

	March 31,	December 31,
	2021	2020
Contingent consideration liability to KSBS Shareholders	$3,386,000	3,743,000
Total contingent consideration liability	$3,386,000	$3,743,000

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to grant the total number of shares of common stock of the stock award for selected executives and key employees 250,000 shares of common stock for each fiscal year. On April 18, 2018, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2019, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 9, 2020, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2021, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

For the three months ended March 31, 2021 and 2020, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.0 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million), and the rest will be paid within 6 months from March 9, 2021.

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. As the equity transfer was completed at March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period until completion of equity transfer during the first quarter of 2021.

The Company’s equity method investments in the Affiliate Company for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Investment in the Affiliate Company, beginning of the period	$28,892,638	$47,228,614
Investment decreased in 2021	(46,997,070)	-
Gain from equity sale	17,700,260	-
Reversal of prior year reduction in the equity of the Affiliate Company	3,263,052	-
Company’s share in net loss of Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021 and three months ended March 31, 2020	(2,678,893)	(1,108,361)
Non-controlling interest	99,396	-
Prior year unrealized profit realized	-	5,591
Subtotal	(2,579,497)	(1,102,770)
Exchange difference	(279,383)	(788,185)
Investment in Affiliate Company, end of the period	$-	$45,337,659

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,051,758 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments until December 2021. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of March 31, 2021 and December 31, 2020, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$7,867,426	$2,130,824
China	8,110,328	4,241,600
Total	$15,977,754	$6,372,424

Major products
EV parts	$6,368,331	$2,081,335
EV products	121,494	255,819
Off-road vehicles	5,619,004	4,035,270
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,868,925	-
Total	$15,977,754	$6,372,424

Timing of revenue recognition
Products transferred at a point in time	$15,977,754	$6,372,424
Total	$15,977,754	$6,372,424

NOTE 25 - SUBSEQUENT EVENT

By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In April 2021, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The Company will receive the final installment payment of RMB 162 million (USD $25 million) in the near future.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2020 Form 10-K and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2020 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products, EV parts, automatic power exchange equipment for pure electric vehicles, off-road vehicles and the dynamic power train system of intelligent transportation. For the three months ended March 31, 2021, we recognized total revenue of $15,977,754 as compared to $6,372,424 for the same period of 2020, an increase of $9,605,330 or 150.7%. For the three months ended March 31, 2021, we recorded $4,354,351 of gross profit, an increase of $3,187,092 or 273.0% from the same period of 2020. Gross margin for the three months ended March 31, 2021, was 27.3%, compared to 18.3% for the same period of 220. We recorded a net loss of $6,402,720 for the three months ended March 31, 2021, compared to a net loss of $1,574,646 in the same period of 2020, an increase in loss of $4,828,074. The increase of loss is mainly due to the expense of R & D investment for new product.

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China has fully resumed in early March 2020, the COVID-19 has affected the Company’s business performance in 2020. Though it becomes more stable in China,the extent to which the COVID-19 may impact operations of the Company, with majority of operations based in China, is alleviated though it remains uncertain due to the fact that the COVID-19 is not completely over.

Despite the challenges posed by COVID-19 around the world, overall, we were still productive during the year ended December 31, 2020. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Kandi was a co-founder - has begun its trial with the plan of gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. All the EVs delivered for the program include our battery swap feature. At present, Zhejiang Ruiheng Technology Co., Ltd, a company jointly established by Zhejiang Kandi Technologies, has negotiated with more than ten third-tier cities about the cooperation of launching the program of online car hailing based on the battery swap mode, which is expected to gradually start launching in these cities within this year. We believe that this program can drive the production and sales of our EV parts and battery swap equipment, and we can thus restore growth in our pure EV business.

The COVID-19 outbreak has seriously impacted the EV market in 2020, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack. Our products aimed at this market combine our motors and battery packs into a dynamic power train system. As this business is developing quickly and progressing, the Company transferred all of its equity interest in Yongkang Scrou to Jinhua An Kao (changed name to Kandi Smart Battery Swap), and the work of separate listing Kandi Smart Battery Swap on domestic A-share is moving forward as planned.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	% of Revenue	March 31, 2020	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$15,976,170	100.0%	$6,372,424	100.0%	9,603,746	150.7%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,584	0.0%	-	0.0%	1,584	-

REVENUES, NET	15,977,754		6,372,424		9,605,330	150.7%

COST OF GOODS SOLD	(11,623,403)	(72.7%)	(5,205,165)	(81.7%)	(6,418,238)	123.3%

GROSS PROFIT	4,354,351	27.3%	1,167,259	18.3%	3,187,092	273.0%

OPERATING EXPENSES:
Research and development	(21,624,597)	(135.3%)	(640,240)	(10.0%)	(20,984,357)	3277.6%
Selling and marketing	(1,146,866)	(7.2%)	(878,306)	(13.8%)	(268,560)	30.6%
General and administrative	(4,430,123)	(27.7%)	(3,066,735)	(48.1%)	(1,363,388)	44.5%
TOTAL OPERATING EXPENSES	(27,201,586)	(170.2%)	(4,585,281)	(72.0%)	(22,616,305)	493.2%

LOSS FROM OPERATIONS	(22,847,235)	(143.0%)	(3,418,022)	(53.6%)	(19,429,213)	568.4%

OTHER INCOME (EXPENSE):
Interest income	528,592	3.3%	338,944	5.3%	189,648	56.0%
Interest expense	(126,348)	(0.8%)	(982,934)	(15.4%)	856,586	(87.1%)
Change in fair value of contingent consideration	357,000	2.2%	3,792,000	59.5%	(3,435,000)	(90.6%)
Government grants	234,793	1.5%	11,099	0.2%	223,694	2015.4%
Gain from sale of equity in the Affiliate Company	17,700,260	110.8%	-	0.0%	17,700,260	-
Share of loss after tax of the Affiliate Company	(2,579,497)	(16.1%)	(1,102,770)	(17.3%)	(1,476,727)	133.9%
Other income, net	498,901	3.1%	19,650	0.3%	479,251	2438.9%
TOTAL OTHER INCOME, NET	16,613,701	104.0%	2,075,989	32.6%	14,537,712	700.3%

LOSS BEFORE INCOME TAXES	(6,233,534)	(39.0%)	(1,342,033)	(21.1%)	(4,891,501)	364.5%

INCOME TAX EXPENSE	(169,186)	(1.1%)	(232,613)	(3.7%)	63,427	(27.3%)

NET LOSS	(6,402,720)	(40.1%)	(1,574,646)	(24.7%)	(4,828,074)	306.6%

(a) Revenue

For the three months ended March 31, 2020, our revenue was $15,977,754 compared to $6,372,424 for the same period of 2020, representing an increase of $9,605,330 or 150.7%. The increase in revenue was mainly due to the increase in EV parts and Electric Scooters, Electric Self-Balancing Scooters and associated parts sales, which was primarily due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter of 2020, as well as our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020.

The following table summarizes our revenues by product types for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
	Sales	Sales
EV parts	$6,368,331	$2,081,335
EV products	121,494	255,819
Off-road vehicles	5,619,004	4,035,270
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,868,925	-
Total	$15,977,754	$6,372,424

EV Parts

During the three months ended March 31, 2021, our revenues from the sales of EV parts were $6,368,331, representing an increase of $4,286,996 or 206.0% from $2,081,335 for the same quarter of 2020.

Our revenue for the three months ended March 31, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 39.9% of total sales.

EV Products

During the three months ended March 31, 2021, our revenue from the sale of EV Products was $121,494, representing a decrease of $134,325 or 52.5% from $255,819 for the same quarter of 2020.

Off-Road Vehicles

During the three months ended March 31, 2021, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $5,619,004, representing an increase of $1,583,734 or 39.2% from $4,035,270, for the same quarter of 2020. The increase was mainly due to the outbreak of COVID-19 in the first quarter of 2020.

Our off-road vehicles business line accounted for approximately 35.2% of our total net revenue for the three months ended March 31, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended March 31, 2021, our revenue from the sales of electric Scooters, electric self-balancing scooters and associated parts, were $3,868,925. There were no such sales in the same quarter of 2020. The increase was mainly due to our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020.

Our electric Scooters, electric self-balancing scooters and associated parts business line accounted for approximately 24.2% of our total net revenue for the three months ended March 31, 2021.

The following table shows the breakdown of our net revenues:

	Three Months Ended March 31,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$7,867,426	$2,130,824
China	8,110,328	4,241,600
Total	$15,977,754	$6,372,424

Major products
EV parts	$6,368,331	$2,081,335
EV products	121,494	255,819
Off-road vehicles	5,619,004	4,035,270
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,868,925	-
Total	$15,977,754	$6,372,424

Timing of revenue recognition
Products transferred at a point in time	$15,977,754	$6,372,424
Total	$15,977,754	$6,372,424

(b) Cost of goods sold

Cost of goods sold was $11,623,403 during the three months ended March 31, 2021, representing an increase of $6,418,238, or 123.3%, compared to $5,205,165 for the same period of 2020. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended March 31, 2021 and 2020 are as set forth below:

	Three Months Ended March 31,
	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$6,368,331	4,286,869	2,081,462	32.7%	$2,081,335	1,858,130	223,205	10.7%
EV products	121,494	109,757	11,737	9.7%	255,819.00	241,387.00	14,432	5.6%
Off-road vehicles	5,619,004	4,112,749	1,506,255	26.8%	4,035,270	3,105,648	929,622	23.0%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,868,925	3,114,028	754,897	19.5%	-	-	-	-
Total	$15,977,754	11,623,403	4,354,351	27.3%	$6,372,424	5,205,165	1,167,259	18.3%

Gross profit for the first quarter of 2021 increased 273.0% to $4,354,351 , compared to $1,167,259 for the same period last year. This was primarily attributable to the increase in EV parts and Electric Scooters, Electric Self-Balancing Scooters and associated parts sales, which was primarily due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter of 2020, as well as our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020. Our gross margin increased to 27.3% compared to 18.3% for the same period of 2020. The increase in our gross margin was mainly due to the sales proportion of battery processing business with high gross profit increased, as well as the contribution from our intelligent transportation products.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $21,624,597 for the first quarter of 2021, an increase of $20,984,357 or 3,277.6% compared to $640,240 for the same period of last year. The increase was mainly due to the Company’s R & D expenditure in the first quarter of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $1,146,866 for the first quarter of 2021, compared to $878,306 for the same period last year, representing an increase of $268,560 or 30.6%. The increase was primarily attributable to the increasing freight expense and advertising expense.

(f) General and administrative expenses

General and administrative expenses were $4,430,123 for the first quarter of 2021, compared to 3,066,735 for the same period last year, representing an increase of $1,363,388 or 44.5%. For the three months ended March 31, 2021, general and administrative expenses included $22,925 as expenses for common stock awards and stock options to employees and Board members, compared to $22,925 of common stock awards and stock options expenses for the same period in 2020. Besides stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2021 were $4,407,198, representing an increase of $1,363,388, from $3,043,810 for the same period of 2020, which was largely due to the increase in need for professional services and other administrative activities.

(g) Interest income

Interest income was $528,592 for the first quarter of 2021, representing an increase of $189,648 or 56.0% compared to $338,944 for the same period of last year. The increase was primarily attributable to the increased interest earned on loan to third party and bank deposit.

(h) Interest expenses

Interest expenses were $126,348 in the first quarter of 2021, representing a decrease of $856,586 or 87.1% compared to $982,934 for the same period of last year. The decrease was primarily due to interest expenses related to short-term and long-term debt of the Company in the same period of last year. There were no such loan in the first quarter of 2021.

(i) Change in fair value of contingent consideration

For the first quarter of 2021, the gain related to changes in the fair value of contingent consideration was $357,000, a decrease of $3,435,000 or 90.6% compared to gain related to changes in the fair value of contingent consideration of $3,792,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $234,793 for the first quarter of 2021, compared to $11,099 for the same quarter last year, representing an increase of $223,694, or 2,015.4%, which was largely attributable to subsidies for scientific and technological innovation and subsidies for research and development the Company received from Jinhua government in the first quarter of 2021.

(k) Gain from equity sale in the Affiliate Company

Gain from equity sale was $17,700,260 for the first quarter of 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.0 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million), and the rest is expected to receive within six months from March 9, 2021. As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale.

(l) Share of loss after tax of the Affiliate Company

For the first quarter of 2021, our share of loss of the Affiliate Company was $2,579,497 as compared to share of loss of $1,102,770 for the same period of last year, representing an increase of share of loss of $1,476,727 which was largely due to the decreased sales of the Affiliate Company.

(m) Other income, net

Net other income was $498,901 for the first quarter of 2021, representing an increase of $479,251 or 2,438.9% compared to net other income of $19,650 for the same period of last year, which was largely due to the income from disposal of the machinery and equipment of the Company.

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

Our actual effective income tax rate for the first quarter of 2021 was a tax expense of 2.71% on a reported loss before taxes of approximately $6.2 million, compared to a tax expense of 17.33% on a reported loss before taxes of approximately $1.3 million for the same period of last year.

(o) Net loss

Net loss was $6,402,720 for the first quarter of 2021, representing an increase in loss of $4,828,074 compared to net loss $1,574,646 for the same period of last year. The increase of loss was primarily attributable to the expense of R & D investment for new product.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(6,017,280)	$(26,526,069)
Net cash provided by investing activities	11,130,031	11,460,291
Net cash provided by financing activities	-	8,452,964
Net increase (decrease) in cash and cash equivalents and restricted cash	5,112,751	(6,612,814)
Effect of exchange rate changes on cash	(438,313)	(145,928)
Cash and cash equivalents and restricted cash at beginning of year	142,520,635	16,512,635
Cash and cash equivalents and restricted cash at end of period	147,195,073	9,753,893

For the first quarter of 2021, cash used in operating activities was $6,017,280, as compared to cash used in operating activities of $26,526,069 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first quarter of 2021 were a decrease of accounts receivable of $8,916,548 and a decrease of advances to supplier and prepayments and prepaid expenses of $18,807,547. The major operating activity that used cash for first quarter of 2021 was an increase of other receivables and other assets of $13,058,262.

For the first quarter of 2021, cash derived from investing activities was $11,130,031, as compared to cash derived from investing activities of $11,460,291 for the same period of last year. The major investing activities that provided cash for the first quarter of 2021 were an increase of cash received from equity sale in Affiliate Company of $23,758,099. The major investing activities that used cash for first quarter of 2021 were $5,866,207 used for the purchases of property, plant and equipment and $15,427,337 used for certificate of deposit.

For the first quarter of 2021, cash derived from financing activities was $0, as compared to cash derived from financing activities of $8,452,964 for the same period of last year.

Working Capital

We had a working capital of $244,092,240 at March 31, 2021, which reflects an increase of $20,774,089 from a working capital of $223,318,151 as of December 31, 2020.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($80 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($76 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $37 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The Company will receive the final installment payment of RMB 162 million ($25 million) in the near future.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.0 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million), and the rest will be paid within 6 months from March 9, 2021.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 23 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

After the equity transfer of the Affiliate Company, as the Company is no longer restricted by the associated non-compete provisions in the cooperation agreement, recently, we are in contact with a number of target companies and actively seeking to acquire one that meets our own actual needs with a goal to continue growing in the field of electric vehicles.

With the rapid growth of China domestic market demand for short-distance small-scale pure electric vehicles and the U.S. market demand for high-end pure electric UTV, the Company is now engaged in the research and development of short-distance small-scale pure electric vehicles with total cost controlled within RMB 30,000 and fully enclosed high-end pure electric four-wheel drive UTV with air conditioning. We will strive to launch these two products within this year.

On April 20, 2021, we announced that we had completed all of the necessary work to vacate the property associated with the legacy manufacturing plant in the Jinhua Economic and Technological Development Zone (the “Development Zone”). Accordingly, the Development Zone had acknowledged the completion and delivered to Kandi all required documents that were necessary to close the transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021 (Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2021	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)