Form 10-Q
period 2021-06-30
Kandi Technologies Group, Inc.
filed 2021-08-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2021, the registrant had 77,452,516 shares of common stock issued and 75,909,904 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(UNAUDITED)
Current assets
Cash and cash equivalents	$132,071,957	$142,078,190
Restricted cash	16,117,526	442,445
Certificate of deposit	54,222,374	-
Accounts receivable (net of allowance for doubtful accounts of $111,512 and $110,269 as of June 30, 2021 and December 31, 2020, respectively)	48,713,854	38,547,137
Inventories	23,232,234	19,697,383
Notes receivable	8,985,422	31,404,630
Other receivables	40,574,115	1,875,245
Prepayments and prepaid expense	16,791,928	13,708,149
Advances to suppliers	13,274,911	36,733,182
Amount due from the Affiliate Company	-	21,742,226
Amount due from related party	-	886,989
TOTAL CURRENT ASSETS	353,984,321	307,115,576

NON-CURRENT ASSETS
Property, plant and equipment, net	81,579,358	65,402,680
Intangible assets, net	2,936,697	3,232,753
Land use rights, net	3,248,223	3,257,760
Construction in progress	6,123,956	16,317,662
Deferred taxes assets	7,852,209	8,964,946
Long term investment	154,921	45,958
Investment in the Affiliate Company	-	28,892,638
Goodwill	29,970,415	29,712,383
Other long term assets	18,012,160	32,307,484
TOTAL NON-CURRENT ASSETS	149,877,939	188,134,264

TOTAL ASSETS	$503,862,260	$495,249,840

CURRENT LIABILITIES
Accounts payable	$31,373,506	$34,257,935
Other payables and accrued expenses	8,930,573	7,218,395
Short-term loans	250,000	-
Notes payable	232,382	92,445
Income tax payable	11,280,164	1,313,754
Advance receipts	-	38,229,242
Amount due to related party	500,000	500,000
Other current liabilities	4,067,928	2,185,654
TOTAL CURRENT LIABILITIES	56,634,553	83,797,425

NON-CURRENT LIABILITIES
Deferred taxes liability	602,435	3,483,171
Contingent consideration liability	-	3,743,000
Other long-term liabilities	464,763	459,580
TOTAL NON-CURRENT LIABILITIES	1,067,198	7,685,751

TOTAL LIABILITIES	57,701,751	91,483,176

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,547,099 and 77,298,499 shares issued and 75,626,155 and 75,377,555 outstanding at June 30,2021 and December 31,2020, respectively	75,626	75,377
Additional paid-in capital	443,717,378	439,549,338
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at June 30,2021 and December 31,2020, respectively)	7,446,854	(27,079,900)
Accumulated other comprehensive loss	(5,079,349)	(8,778,151)
TOTAL STOCKHOLDERS’ EQUITY	446,160,509	403,766,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,862,260	$495,249,840

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUES FROM UNRELATED PARTIES, NET	$29,875,835	$19,436,120	$45,852,002	$25,808,544
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	-	956	1,587	956

REVENUES, NET	29,875,835	19,437,076	45,853,589	25,809,500

COST OF GOODS SOLD	(23,778,053)	(15,900,298)	(35,401,456)	(21,105,463)

GROSS PROFIT	6,097,782	3,536,778	10,452,133	4,704,037

OPERATING INCOME (EXPENSE):
Research and development	(3,564,905)	(1,149,901)	(25,189,502)	(1,790,141)
Selling and marketing	(1,057,517)	(763,666)	(2,204,383)	(1,641,972)
General and administrative	(5,359,572)	(3,907,191)	(9,789,695)	(6,973,926)
Gain on disposal of long-lived assets	48,253,667	13,907,574	48,253,667	13,907,574
TOTAL OPERATING INCOME	38,271,673	8,086,816	11,070,087	3,501,535

INCOME FROM OPERATIONS	44,369,455	11,623,594	21,522,220	8,205,572

OTHER INCOME (EXPENSE):
Interest income	974,105	221,792	1,502,697	560,736
Interest expense	(78,069)	(1,123,056)	(204,417)	(2,105,990)
Change in fair value of contingent consideration	(357,000)	(929,000)	-	2,863,000
Government grants	114,402	86,799	349,195	97,898
Gain from sale of equity in the Affiliate Company	33,651	-	17,733,911	-
Share of loss after tax of the Affiliate Company	(4,904)	(2,978,529)	(2,584,401)	(4,081,299)
Other income, net	3,827,089	1,043,335	4,325,990	1,062,985
TOTAL OTHER INCOME (EXPENSE), NET	4,509,274	(3,678,659)	21,122,975	(1,602,670)

INCOME BEFORE INCOME TAXES	48,878,729	7,944,935	42,645,195	6,602,902

INCOME TAX EXPENSE	(7,949,255)	(3,889,889)	(8,118,441)	(4,122,502)

NET INCOME	40,929,474	4,055,046	34,526,754	2,480,400

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,874,815	477,734	3,698,802	(3,045,331)

COMPREHENSIVE INCOME (LOSS)	$45,804,289	$4,532,780	$38,225,556	$(564,931)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	75,510,788	53,369,602	75,447,633	52,862,043

NET INCOME PER SHARE, BASIC AND DILUTED	$0.54	$0.08	$0.46	$0.05

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)

Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516
Stock issuance and award	1,502,717	1,503		3,164,925			3,166,428
Net income					4,055,043		4,055,043
Foreign currency translation						477,734	477,734

Balance, June 30, 2020	54,352,158	$54,352	$(2,477,965)	$262,878,585	$(14,205,339)	$(25,768,912)	$220,480,721

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	(1,176,013)
Reversal of reduction in the Affiliate Company’s equity (net off tax effect of $491,400)	-	-	-	2,771,652	-	-	2,771,652

Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$398,981,883
Stock issuance and award	238,600	239		1,374,098			1,374,337
Net income					40,929,474		40,929,474
Foreign currency translation						4,874,815	4,874,815

Balance, June 30, 2021	75,626,155	$75,626	$-	$443,717,378	$7,446,854	$(5,079,349)	$446,160,509

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,526,754	$2,480,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,443,218	4,022,676
Impairments	-	(148,054)
Deferred taxes	(11,970)	2,089,505
Share of loss after tax of the Affiliate Company	2,584,401	4,081,299
Gain from equity sale in the Affiliate Company	(17,733,911)	-
Gain on disposal of long-live assets	(48,253,667)	(13,907,574)
Change in fair value of contingent consideration	-	(2,863,000)
Stock based compensation expense	1,429,456	847,546

Changes in operating assets and liabilities:

Accounts receivable	2,054,930	(1,431,388)
Inventories	(3,328,120)	(743,483)
Other receivables and other assets	(14,040,619)	(11,248,701)
Advances to supplier and prepayments and prepaid expenses	20,596,182	(12,586,777)
Amount due from the Affiliate Company	-	4,129,516

Increase (Decrease) In:
Accounts payable	(1,044,040)	(282,560)
Other payables and accrued liabilities	(463,016)	736,715
Notes payable	(93,273)	(10,664,922)
Income tax payable	7,671,740	1,161,312
Net cash used in operating activities	$(11,661,935)	$(34,327,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(6,565,755)	(59,670)
Payment for construction in progress	(1,869,028)	-
Proceeds from disposal of long-lived assets	23,234,680	34,696,547
Repayments of loan to third party	31,686,168	-
Certificate of deposit	(54,098,335)	-
Cash received from sales of equity in the Affiliate Company	23,803,268	15,641,886
Long Term Investment	(108,197)	-
Net cash provided by investing activities	$16,082,801	$50,278,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	250,000	24,031,625
Repayments of short-term loans	-	(49,769,638)
Repayments of long-term loans	-	(284,398)
Proceeds from long-term loans	-	394,116
Net cash provided by (used in) financing activities	$250,000	$(25,628,295)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$4,670,866	$(9,677,022)
Effect of exchange rate changes	$997,982	$(157,062)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$148,189,483	$6,678,551
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	132,071,957	3,457,498
-RESTRICTED CASH AT END OF PERIOD	16,117,526	3,221,053

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$373,433	870,082
Interest paid	$-	641,213

SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Affiliate Company due to change in its equity (net off tax effect of $491,400)	$2,813,968	-
Increase of other receivable for equity transfer payment of the Affiliate Company	$23,803,268	-

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

NOTE 2 - LIQUIDITY

The Company had a working capital of $ 297,349,768 as of June 30, 2021, an increase of $74,031,617 from a working capital of $223,318,151 as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were $132,071,957 and $142,078,190, respectively, the Company’s restricted cash was $16,117,526 and $442,445, respectively. As of June 30, 2021, the Company had multiple certificates of deposit with a total amount of $54,222,374. These certificates of deposit have an annual interest rate from 3.7% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($81 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($77 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $38 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. On May 20, 2021, the Company received the final portion of repurchase payment of RMB 150 million (approximately $23 million) under the Repurchase Agreement. In addition, there was RMB 12 million (approximately $2 million) reward for moving out of the old location has been submitted to the government for approval and will be collected after the approval.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million), and the rest half will be received within six months from March 9, 2021according to the Equity Transfer Agreement. If the transfer of the remaining 22% equity interests of the Affiliate Company took place on January 1, 2020, the net income for the six months ended June 30, 2021 and 2020 would have been $19.4 million and $1.6 million, respectively.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained which can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and SC Autosports only has $250,000 short-term bank loans as of June 30, 2021.

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

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas, USA.

(8)	China Battery Exchange Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

(9)	Kandi Investment, a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in the Affiliate Company, in which the Company owned 22% equity interest until March 9. 2021.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. As the equity transfer was completed on March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period from January 1, 2021 to March 9, 2021 and recognized the gain from equity sale of $17.7 million during the first quarter of 2021. As of June 30, 2021, the amount due from the Affiliate Company has been reclassed to accounts receivable of $17.6 million and other receivables of $2.2 million.

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company 2020 Form 10-K.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended June 30, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	June 30，	June 30，	June 30，	December 31,
Major Customers	2021	2020	2021	2020
Customer A	24%	15%	15%	7%
Customer B	22%	-	13%	13%
Customer C	12%	-	5%	3%
Customer D	10%	-	5%	-

For the six-month period ended June 30, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Six Months	Six Months
	Ended	Ended
	June 30，	June 30，	June 30，	December 31,
Major Customers	2021	2020	2021	2020
Customer A	18%	15%	15%	7%
Customer B	16%	-	13%	13%

(b) Suppliers

For the three-month period ended June 30, 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	June 30，	June 30，	June 30，	December 31，
Major Suppliers	2021	2020	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	60%	59%	9%	9%

For the six-month period ended June 31, 2020, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Six Months	Six Months
	Ended	Ended
	June 30，	June 30，	June 30，	December 31，
Major Suppliers	2021	2020	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	57%	59%	9%	9%
Supplier E	12%	25%	16%	5%

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted net earnings per share, for the three-month and six-month period ended June 30, 2021.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2021	2020
Accounts receivable	$48,825,366	$38,657,406
Less: allowance for doubtful accounts	(111,512)	(110,269)
Accounts receivable, net	$48,713,854	$38,547,137

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2021	2020
Raw material	$10,202,043	$7,512,259
Work-in-progress	5,638,319	5,488,532
Finished goods *	7,391,872	6,696,592
Inventories	$23,232,234	$19,697,383

*	approximately $1.1 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $250,000 short-term loan.

NOTE 12 - NOTES RECEIVABLE

As of June 30, 2021, there was $8,985,422 notes receivable from unrelated parties, among which $4.6 million will be matured on August 20, 2021 and $4.3 million will be matured on September 20, 2021. As of December 31, 2020, there was $31,404,630 notes receivable from unrelated parties with a 6% annual interest rate, among which $6.1 million was collected on January 15, 2021, $6.9 million was collected on January 27, 2021, $9.2 million was collected on April 20, 2021 and $9.2 million was collected on June 22, 2021.

NOTE 13 - Other receivables

As of June 30, 2021, the Company had $40,574,115 other receivables, among which $23.9 million were receivables of Affiliate Equity Transfer, $11.1 million were lease deposits and $2.9 million were interest receivables. As of December 31, 2020, the Company had $ 1,875,245 other receivables.

NOTE 14 - ADVANCES TO SUPPLIERS

Advances to suppliers are summarized as follows:

	June 30,	December 31,
	2021	2020
Advance payment for inventory purchase (1)	$11,164,073	$13,107,630
Advance payment for R & D (2)	-	19,365,947
Others	2,110,838	4,259,605
Total	$13,274,911	$36,733,182

(1)	This amount represents the advance payment in order to lock up the purchase price of the inventory.

(2)	This amount presents the advance payment to a third party for designing a new EV model, as well as related research and development and consulting works. The Company entered into a research and development contract with a third party on December 1, 2020 with total contract amount of $38.3 million, and advance payment of $23.0 million as per the contract. This advance payment will be expensed progressively according to the progress of the R & D project. In the first half of 2021, $18.2 million expense was incurred accordingly.

NOTE 15 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of June 30, 2021 and December 31, 2020, consisted of the following:

	June 30,	December 31,
	2021	2020
At cost:
Buildings *	$37,389,860	$18,924,734
Machinery and equipment	65,449,228	67,893,378
Office equipment	1,226,586	1,138,870
Motor vehicles and other transport equipment	584,420	587,785
Molds and others	12,945,460	12,752,789
	117,595,554	101,297,556
Less : Accumulated depreciation	(36,016,196)	(35,894,876)
Property, plant and equipment, net	$81,579,358	$65,402,680

*	approximately $10.9 million of production line building structures were recognized as fixed assets during the second quarter of 2021 due to completion of relocation process and readiness in working condition for their intended use.

Depreciation expenses for the three months ended June 30, 2021 and 2020 were $1,942,294 and $1,750,013, respectively. Depreciation expenses for the six months ended June 30, 2021 and 2020 were $3,766,555 and $3,530,165, respectively.

NOTE 16 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations and patent recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	June 30,	December 31,
	useful life	2021	2020
Gross carrying amount:
Trade name	0.5 years	$492,235	$492,235
Customer relations	0.5 years	304,086	304,086
Patent	4.00-5.67 years	4,926,490	4,871,547
		5,722,811	5,667,868
Less : Accumulated amortization
Trade name		$(465,170)	$(439,798)
Customer relations		(287,366)	(271,691)
Patent		(2,033,578)	(1,723,626)
		(2,786,114)	(2,435,115)
Intangible assets, net		$2,936,697	$3,232,753

The aggregate amortization expenses for those intangible assets were $165,722 and $152,846 for the three months ended June 30, 2021 and 2020, respectively. The aggregate amortization expenses for those intangible assets were $330,894 and $307,702 for the six months ended June 30, 2021 and 2020, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Six months ended December 31, 2021	$330,894
Years ended December 31,
2022	582,429
2023	579,692
2024	579,692
2025	513,271
Thereafter	350,719
Total	$2,936,697

NOTE 17 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2021	2020
Cost of land use rights	$4,070,283	$4,024,889
Less: Accumulated amortization	(822,060)	(767,129)
Land use rights, net	$3,248,223	$3,257,760

The amortization expenses for the three months ended June 30, 2021 and 2020, were $23,130 and $79,751, respectively. The amortization expenses for the six months ended June 30, 2021 and 2020, were $46,172 and $160,712, respectively. Amortization expenses for the next five years and thereafter is as follows:

Six months ended December 31, 2021	$46,172
Years ended December 31,
2022	92,344
2023	92,344
2024	92,344
2025	92,344
Thereafter	2,832,675
Total	$3,248,223

NOTE 18 - OTHER LONG TERM ASSETS

Other long term assets as of June 30, 2021 and December 31, 2020, consisted of the following:

	June 30,	December 31,
	2021	2020
Long term deferred assets	$3,308,514	$3,706,560
Prepayments for land use right (i)	4,322,440	4,319,305
Land and properties with certificates cancelled (ii)	-	13,728,557
Other receivables- Long term	154,921	153,193
Prepayments for new product molds	6,739,066	6,663,909
Right - of - use asset (iii)	3,454,805	3,496,993
Others	32,414	238,967
Total other long term asset	$18,012,160	$32,307,484

(i)	As of June 30, 2021 and December 31, 2020, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,322,440 and $4,319,305, respectively. As of June 30, 2021, the land us right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended June 30, 2021 and 2020 were $22,781 and $20,760, respectively. The amortization expense for the six months ended June 30, 2021 and 2020 were $45,475 and $41,836, respectively.

(ii)	As of December 31, 2020, the Company’s other long term asset included net value of land of Jinhua facility’s old location with certificates cancelled of $6,095,310 and net value of properties (or buildings/housing) of Jinhua facility’s old location with certificates cancelled of $7,633,247, respectively. As of June 30, 2021, the land and property of Jinhua facility’s old location has been written off. The land amortization expense of Jinhua facility’s old location for the three months ended June 30, 2021 were $21,508. The land amortization expense of Jinhua facility’s old location for the six months ended June 30, 2021 were $67,898. The property depreciation expense of Jinhua facility’s old location for the three months ended June 30, 2021 were $37,288. The property depreciation expense of Jinhua facility’s old location for the six months ended June 30, 2021 were $151,230. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that the relocation was formally completed by meeting all stipulated conditions. As of June 30, 2021, the property of Jinhua facility’s old location has been fully disposed, and the related $48 million gain on disposal of long-live asset was recognized.

(iii)	As of June 30, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets in other long term asset included net value of newly acquired land use right of Jinhua facility of $3,454,805 and $3,450,958, respectively. The amortization expense for the three months ended June 30, 2021 were $17,530. The amortization expense for the six months ended June 30, 2021 were $34,994.

NOTE 19 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. High and New Technology Enterprise (“HNTE”) company’s applicable CIT rate is 15%. Zhejiang Kandi Technologies, Jinhua Ankao and Kandi Hainan qualify as HNTE companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented within the validity period. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Zhejiang Kandi Technologies has successfully re-applied for such certificates in December 2020. Jinhua Ankao has been qualified as HNTE since 2018. Kandi Hainan has been qualified as HNTE since 2020. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy and Yongkang Scrou is 25%.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2020, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the six months ended June 30, 2021 and 2020 were a tax expense of 19.04% on a reported income before taxes of approximately $42.6 million, a tax expense of 62.43% on a reported income before taxes of approximately $6.6 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the three months ended June 30, 2021 and 2020 was tax expense of $8,118,441 and tax expense of $4,122,502, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2021, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2021, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in tax year 2020 was $21.3 million deriving from entities in the PRC, Hong Kong and U.S. The aggregate NOLs in tax year 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2026 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, to offset future net profits for income tax purposes. The Company has $0.8 million cumulative net operating loss in U.S. to carry forward as of June 30, 2021 with indefinite carryforward period. The cumulative net operating loss in Hong Kong of $0.1 million can be carried forward without an expiration date as well.

(b) Tax Holiday Effect

For the six months ended June 30, 2021 and 2020, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2021 and 2020.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended
	June 30,
	2021	2020
Tax benefit (holiday) credit	$5,543,010	$164,163
Basic net income per share effect	$0.000	$0.000

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

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. This lease was wholly prepaid when the land use right was acquired. See NOTE 18 for more details.

As of June 30, 2021, the Company’s operating lease right-of-use assets (grouped in other long term assets on the balance sheet) was $3,454,805. For the three months ended June 30, 2021, the Company’s operating lease cost was $29,530. For the six months ended June 30, 2021, the Company’s operating lease cost was $82,994.

Supplemental information related to operating leases was as follows:

Six months ended June 30, 2021
Cash payments for operating leases	$82,994

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

As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made the following supplements to Condition III of the original Supplementary Agreement: The KSBC Shareholders have the right to receive an aggregate of 20.83% of the total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50,000,000 or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued under US GAAP. For the period from January 1, 2020 to June 30, 2021, Kandi Smart Battery Swap achieved its net profit target. Accordingly, the KSBS Shareholders will receive 1,233,068 shares of Kandi’s restrictive common stock or 20.83% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

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

As of June 30, 2021 and December 31, 2020, the Company’s contingent consideration liability was $0 and $3,743,000, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company recognized $1,406,531 and $824,621 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $1,429,456 and $847,546 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The Company’s equity method investments in the Affiliate Company for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended
	June 30,
	2021	2020
Investment in the Affiliate Company, beginning of the period,	$28,892,638	$47,228,614
Investment decreased in 2021	(47,715,689)	-
Gain from equity sale	17,733,911	-
Reversal of prior year reduction in the equity of the Affiliate Company	3,312,946	-
Company’s share in net (loss) income of Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021 and six months ended June 30, 2020	(2,683,986)	(4,086,848)
Non-controlling interest	99,585	-
Prior year unrealized profit realized	-	5,549
Subtotal	(2,584,401)	(4,081,299)
Exchange difference	360,595	(656,867)
Investment in Affiliate Company, end of the period	$-	$42,490,448

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,098,421 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments until December 2021. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of June 30, 2021 and December 31, 2020, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and seek damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, and that motion was granted by an order entered on September 30, 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. In September 2020, this action was transferred to the New York federal court and Kandi moved to dismiss in March 2021.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$6,180,582	$8,571,281
China	23,695,253	10,865,795
Total	$29,875,835	$19,437,076

Major products
EV parts	$6,680,515	$12,514,548
EV products	610,812	(1,913)
Off-road vehicles	5,473,195	6,564,415
Electric Scooters, Electric Self-Balancing Scooters and associated parts	16,526,436	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$29,875,835	$19,437,076

Timing of revenue recognition
Products transferred at a point in time	$29,875,835	$19,437,076
Total	$29,875,835	$19,437,076

The negative amount is due to exchange rate difference.

	Six Months Ended June 30,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$14,048,008	$10,702,105
China	31,805,581	15,107,395
Total	$45,853,589	$25,809,500

Major products
EV parts	$13,048,846	$14,595,883
EV products	732,306	253,906
Off-road vehicles	11,092,199	10,599,685
Electric Scooters, Electric Self-Balancing Scooters and associated parts	20,395,361	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$45,853,589	$25,809,500

Timing of revenue recognition
Products transferred at a point in time	$45,853,589	$25,809,500
Total	$45,853,589	$25,809,500

NOTE 26 - SUBSEQUENT EVENTS

On July 13, 2021 (the “Signing Date”), Zhejiang Kandi Technologies entered into (i) a Share Transfer Agreement (the “Share Transfer Agreement”) with three individual shareholders of Jiangxi Huiyi, as defined below (the “Transferors”) and (ii) a Supplementary Agreement (the “Supplementary Agreement”) with the Transferors, pursuant to which Zhejiang Kandi Technologies agreed to purchase all the equity interests of Jiangxi Province Huiyi New Energy Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jiangxi Huiyi”). The consummation of the transactions contemplated in the Share Transfer Agreement is expected to take place no later than thirty business days after the Signing Date. The consummation of the transactions contemplated in the Supplementary Agreement is expected to take place in the following three years after the Signing Date. The acquisition is for the purpose of growing the Company’s business through vertical integration.

Pursuant to the terms of the Share Transfer Agreement, Zhejiang Kandi Technologies will acquire all the equity interests of Jiangxi Huiyi for a purchase price of RMB 50 million (approximately $7.7 million) in cash to the Transferors. Zhejiang Kandi Technologies is obligated to pay 50% of the cash portion of the purchase price no later than five business days after the Signing Date. The remaining 50% of the cash portion of the purchase price will be paid upon consummation of the transactions contemplated by the Share Transfer Agreement. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company may issue 858,770 shares of registered stock (the “Shares”) to the Transferors each year for the next three years, conditioned on the fulfillment of the undertaking by the Transferors of Jiangxi Huiyi to achieve no less than RMB 15 million (approximately $2.3 million) net income (the “Annual Profit Target”) over the course of each of the following three years without additional investment by Zhejiang Kandi Technologies. The Shares will be registered on proper registration statement.

The Supplementary Agreement sets forth the terms and conditions of the issuance of the Shares for each of the next three years ended June 30, 2022, 2023 and 2024 as below -

If Jiangxi Huiyi achieves the Annual Profit Target, 858,770 shares will be issued to the Transferors. However, a reduced number of shares may be issued to Transferors if Jiangxi Huiyi fails to achieve its Annual Profit Target: If the annual net profits of Jiangxi Huiyi fall below the Annual Profit Target by 20% or less, 687,016 shares will be issued to the Transferors; if net profits of Jiangxi Huiyi fall below the Annual Profit Target by a percentage between 20% and 40%, 515,262 shares will be issued to the Transferors; and if net profits of Jiangxi Huiyi fall below the Annual Profit Target by 40% or more, no shares will be issued to the Transferors.

By the end of July 2021, the Company has paid RMB 25 million (approximately $3.4 million) in cash to the Transferors according to the Share Transfer Agreement.

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

Overview

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products, EV parts, automatic power exchange equipment for pure electric vehicles, off-road vehicles and the dynamic power train system of intelligent transportation. For the six months ended June 30, 2021, we recognized total revenue of $45,853,589 as compared to $25,809,500 for the same period of 2020, an increase of $20,044,089 or 77.7%. For the six months ended June 30, 2021, we recorded $10,452,133 of gross profit, an increase of 122.2% from the same period of 2020. Gross margin for the six months ended June 30, 2021 was 22.8%, compared to 18.2% for the same period of 2020. We recorded a net income of $34,526,754 for the six months ended June 30, 2021, compared to a net income of $2,480,400 in the same period of 2020, an increase of $32,046,354 or 1,292.0% from the same period of 2020

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China have fully resumed in early March 2020, the COVID-19 has affected the Company’s business performance in 2020, and the impact continued during 2021 though it appears to be on the wane. Though the situation became more stable in China at the end of 2020, the impact of the COVID-19 on the Company's operations is still uncertain.

Despite the challenges posed by COVID-19 around the world, overall, we were still productive during the year ended December 31, 2020 and first half of fiscal year 2021. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Kandi was a co-founder - has begun its trial with the plan of gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. All the EVs delivered for the program include our battery swap feature. At present, Zhejiang Ruiheng Technology Co., Ltd (“Zhejiang Ruiheng”), a company jointly established by Zhejiang Kandi Technologies, has negotiated with more than ten third-tier cities about the cooperation of launching the program of online car hailing based on the battery swap mode, which is expected to gradually start launching in these cities during second half of 2021. We believe that this program can drive the production and sales of our EV parts and battery swap equipment, and we can thus restore growth in our pure EV business.

The COVID-19 outbreak has seriously impacted the EV market in 2020, and the impact continued during 2021 though it appears to be on the wane, leading us to explore how to augment our business. As we looked at other market opportunities that leverage our expertise, the management of the Company found potential in a number of ancillary products aimed at intelligent transportation. For example, Electric Scooters and Electric Self-Balancing Vehicles have distinct potential, with tens of millions of units sold each year around the world. The Company is pursuing these opportunities by expanding production of intelligent transportation products that exploit our advantages in the Yongkang Scrou’s power electric motor and Kandi Smart Battery Swap’s power battery pack. Our products aimed at this market combine our motors and battery packs into a dynamic power train system. As this business is developing quickly and progressing, the Company transferred all of its equity interest in Yongkang Scrou to Jinhua An Kao in September 2020 (changed name to Kandi Smart Battery Swap), and the work of separate listing Kandi Smart Battery Swap on domestic A-share is moving forward as planned.

In November 2020, the Company has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We are performing self-inspection comparing to the safety standards published by the United States Department of Transportation. We are also in the process of modifying features, upgrading the software and technology for the EVs to cater for our potential U.S. consumers.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$29,875,835	100.0%	$19,436,120	100.0%	10,439,715	53.7%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	956	0.0%	(956)	(100.0)%

REVENUES, NET	29,875,835		19,437,076		10,438,759	53.7%

COST OF GOODS SOLD	(23,778,053)	(79.6)%	(15,900,298)	(81.8)%	(7,877,755)	49.5%

GROSS PROFIT	6,097,782	20.4%	3,536,778	18.2%	2,561,004	72.4%

OPERATING INCOME (EXPENSE):
Research and development	(3,564,905)	(11.9)%	(1,149,901)	(5.9)%	(2,415,004)	210.0%
Selling and marketing	(1,057,517)	(3.5)%	(763,666)	(3.9)%	(293,851)	38.5%
General and administrative	(5,359,572)	(17.9)%	(3,907,191)	(20.1)%	(1,452,381)	37.2%
Gain on disposal of long-lived assets	48,253,667	161.5%	13,907,574	71.6%	34,346,093	247.0%
TOTAL OPERATING INCOME	38,271,673	128.1%	8,086,816	41.6%	30,184,857	373.3%

INCOME FROM OPERATIONS	44,369,455	148.5%	11,623,594	59.8%	32,745,861	281.7%

OTHER INCOME (EXPENSE):
Interest income	974,105	3.3%	221,792	1.1%	752,313	339.2%
Interest expense	(78,069)	(0.3)%	(1,123,056)	(5.8)%	1,044,987	(93.0)%
Change in fair value of contingent consideration	(357,000)	(1.2)%	(929,000)	(4.8)%	572,000	(61.6)%
Government grants	114,402	0.4%	86,799	0.4%	27,603	31.8%
Gain from sale of equity in the Affiliate Company	33,651	0.1%	-	0.0%	33,651	-
Share of loss after tax of the Affiliate Company	(4,904)	(0.0)%	(2,978,529)	(15.3)%	2,973,625	(99.8)%
Other income, net	3,827,089	12.8%	1,043,335	5.4%	2,783,754	266.8%
TOTAL OTHER INCOME (EXPENSE), NET	4,509,274	15.1%	(3,678,659)	(18.9)%	8,187,933	(222.6)%

INCOME BEFORE INCOME TAXES	48,878,729	163.6%	7,944,935	40.9%	40,933,794	515.2%

INCOME TAX EXPENSE	(7,949,255)	(26.6)%	(3,889,889)	(20.0)%	(4,059,366)	104.4%

NET INCOME	40,929,474	137.0%	4,055,046	20.9%	36,874,428	909.3%

(a) Revenue

For the three months ended June 30, 2021, our revenue was $29,875,835 compared to $19,437,076 for the same period of 2020, representing an increase of $10,438,759 or 53.7%. The increase in revenue was mainly due to the increase in Electric Scooters, Electric Self-Balancing Scooters and associated parts sales, which was resulted from our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020.

The following table summarizes our revenues by product types for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021	2020
	Sales	Sales
EV parts	$6,680,515	$12,514,548
EV products	610,812	(1,913)
Off-road vehicles	5,473,195	6,564,415
Electric Scooters, Electric Self-Balancing Scooters and associated parts	16,526,436	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$29,875,835	$19,437,076

The negative amount is due to exchange rate difference.

EV Parts

During the three months ended June 30, 2021, our revenues from the sales of EV parts were $6,680,515, representing a decrease of $5,834,033 or 46.6% from $12,514,548 for the same quarter of 2020, which was mainly due to the decreased battery packs sales compared to the same period of last year; however, the sales of EV parts was stable during 2021. The revenue of $6,680,515 during the three months ended June 30, 2021 was comparable to the revenue of $6,368,331 the three months ended March 31, 2021.

Our revenue for the three months ended June 30, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 22.4% of total sales.

EV Products

During the three months ended June 30, 2021, our revenue from the sale of EV Products was $610,812, representing an increase of $612,725 from negative $1,913 (Which was due to exchange rate difference. For the three months ended June 30, 2020, there were no EV product sales in local currency.) for the same period of 2020. These sales accounted for 2.0% of total sales for the three months ended June 30, 2021.

Off-Road Vehicles

During the three months ended June 30, 2021, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $5,473,195, representing a decrease of $1,091,220 or 16.6% from $6,564,415 for the same quarter of 2020. The decrease was mainly due to shortage of inventory to fulfill all sales orders received from the customers in the United States. The global shortage of shipping containers, primarily caused by the Covid-19 pandemic, has led to increased delay times and hence shortage of inventory.

Our off-road vehicles business line accounted for approximately 18.3% of our total net revenue for the three months ended June 30, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended June 30, 2021, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters and associated parts was $16,526,436, representing an increase of $16,166,410 or 4,490.3% from $360,026 for the same period of 2020. The sales during the same quarter of 2020 was immaterial. The increase was mainly due to our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020, and we are now having sufficient capacity to fulfill the sales orders of Electric Scooters and Electric Self-Balancing Scooters and associated parts.

Battery exchange equipment and Battery exchange service

During the three months ended June 30, 2021, our revenue from the sale of Battery exchange equipment and Battery exchange service was $584,877, there was no such sales for the same period of 2020.

The following table shows the breakdown of our net revenues:

	Three Months Ended June 30,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$6,180,582	$8,571,281
China	23,695,253	10,865,795
Total	$29,875,835	$19,437,076

Major products
EV parts	$6,680,515	$12,514,548
EV products	610,812	(1,913)
Off-road vehicles	5,473,195	6,564,415
Electric Scooters, Electric Self-Balancing Scooters and associated parts	16,526,436	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$29,875,835	$19,437,076

Timing of revenue recognition
Products transferred at a point in time	$29,875,835	$19,437,076
Total	$29,875,835	$19,437,076

The negative amount is due to exchange rate difference.

(b) Cost of goods sold

Cost of goods sold was $23,778,053 during the three months ended June 30, 2021, representing an increase of $7,877,755, or 49.5%, compared to $15,900,298 for the same period of 2020. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the three months ended June 30, 2021 and 2020 are as set forth below:

	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$6,680,515	5,608,759	1,071,756	16.0%	$12,514,548	10,745,020	1,769,528	14.1%
EV products	610,812	542,121	68,691	11.2%	(1,913)	(4,793)	2,880	-
Off-road vehicles	5,473,195	4,098,401	1,374,794	25.1%	6,564,415	4,827,659	1,736,756	26.5%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	16,526,436	12,999,612	3,526,824	21.3%	360,026	332,412	27,614	7.7%
Battery exchange equipment and Battery exchange service	584,877	529,160	55,717	9.5%	-	-	-	-
Total	$29,875,835	23,778,053	6,097,782	20.4%	$19,437,076	15,900,298	3,536,778	18.2%

The negative amount is due to exchange rate difference.

Gross profit for the second quarter of 2021 increased 72.4% to $6,097,782, compared to $3,536,778 for the same period last year. This was primarily attributable to the sales increase of Electric Scooters, Electric Self-Balancing Scooters and associated parts. Our gross margin increased to 20.4% compared to 18.2% for the same period of 2020. The increase in our gross margin was mainly due to a higher concentration of sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts which has a higher gross margin compared to other product lines. The sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts was immaterial in the same period of 2020.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $3,564,905 for the second quarter of 2021, an increase of $2,415,004 or 210.0% compared to $1,149,901 for the same period of last year. The increase was mainly due to the Company’s R & D expenditure in the second quarter of 2021 for new products.

(e) Sales and marketing

Selling and distribution expenses were $1,057,517 for the second quarter of 2021, compared to $763,666 for the same period last year, representing an increase of $293,851 or 38.5%. The increase was primarily attributable to the increasing product insurance expense, freight expense and advertising expense.

(f) General and administrative expenses

General and administrative expenses were $5,359,572 for the second quarter of 2021, compared to $3,907,191 for the same period last year, representing an increase of $1,452,381 or 37.2%. For the three months ended June 30, 2021, general and administrative expenses included $1,406,531 as expenses for common stock awards and stock options to employees and Board members, compared to $824,621 of common stock awards and stock options expenses for the same period in 2020. Besides stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2021 were $3,953,041, representing an increase of $870,471, or 28.2% from $3,082,570 for the same period of 2020, which was largely due to the increase of salary expenses and depreciation expenses.

(g) Gain on disposal of long-live asset

Gain on disposal of long-live asset was $48,253,667 for the second quarter of 2021, compared to $13,907,574 for the same period last year, representing an increase of $34,346,093 or 247.0%. The increase was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $974,105 for the second quarter of 2021, representing an increase of $752,313 or 339.2% compared to $221,792 for the same period of last year. The increase was primarily attributable to the increased interest earned on bank deposit.

(i) Interest expenses

Interest expenses were $78,069 in the second quarter of 2021, representing a decrease of $1,044,987 or 93.0% compared to $1,123,056 for the same period of last year. The decrease was primarily due to the interest expenses related to short-term and long-term debt of the Company in the same period of last year, which has been paid off as of the end of 2020.

(j) Change in fair value of contingent consideration

For the second quarter of 2021, the loss related to changes in the fair value of contingent consideration was $357,000, a decrease loss of $572,000 or 61.6% compared to loss related to changes in the fair value of contingent consideration of $929,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $114,402 for the second quarter of 2021, compared to $86,799 for the same quarter last year, representing an increase of $27,603, or 31.8%, which was largely attributable to the financial support from Jinhua local government in the second quarter of 2021.

 (l) Gain from equity sale in the Affiliate Company

Gain from equity sale was $33,651 (Due to exchange rate difference. For the three months ended June 30, 2021, there were no gain from equity sale in the Affiliate Company in local currency.) for the second quarter of 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million), and the rest half will be received within six months from March 9, 2021 according to the Equity Transfer Agreement. As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale.

(m) Share of loss after tax of the Affiliate Company

For the second quarter of 2021, our share of loss of the Affiliate Company was $4,904 (Due to exchange rate difference. For the three months ended June 30, 2021, there were no share of loss after tax of the Affiliate Company in local currency.) as compared to share of loss of $2,978,529 for the same period of last year.

(n) Other income (expenses), net

Net other income was $3,827,089 for the second quarter of 2021, compared to net other income of $1,043,335 for the same period of last year, which was largely due the discount of accounts payable after negotiation with supplier.

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

Our actual effective income tax rate for the second quarter of 2021 was a tax expense of 16.26% on a reported income before taxes of approximately $48.9 million, compared to a tax expense of 48.96% on a reported income before taxes of approximately $7.9 million for the same period of last year. The effective tax rate was decreased largely due to the decrease of the non-deductible losses in equity investment compared to the same period of last year.

(p) Net income

Net income was $40,929,474 for the second quarter of 2021, representing an increase of $36,874,428 or 909.3% compared to net income of $4,055,046 for the same period of last year. The increase was primarily attributable to $48 million gain on disposal of long-live asset recognized in the second quarter of 2021, compared to $14 million gain on disposal of long-live asset in the same period of last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$45,852,002	100.0%	$25,808,544	100.0%	$20,043,458	77.7%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,587	0.0%	956	0.0%	631	66.0%

REVENUES, NET	45,853,589	100.0%	25,809,500	100.0%	20,044,089	77.7%

COST OF GOODS SOLD	(35,401,456)	(77.2)%	(21,105,463)	(81.8)%	(14,295,993)	67.7%

GROSS PROFIT	10,452,133	22.8%	4,704,037	18.2%	5,748,096	122.2%

OPERATING INCOME (EXPENSE):
Research and development	(25,189,502)	(54.9)%	(1,790,141)	(6.9)%	(23,399,361)	1307.1%
Selling and marketing	(2,204,383)	(4.8)%	(1,641,972)	(6.4)%	(562,411)	34.3%
General and administrative	(9,789,695)	(21.3)%	(6,973,926)	(27.0)%	(2,815,769)	40.4%
Gain on disposal of long-lived assets	48,253,667	105.2%	13,907,574	53.9%	34,346,093	247.0%
TOTAL OPERATING INCOME	11,070,087	24.1%	3,501,535	13.6%	7,568,552	216.1%

INCOME FROM OPERATIONS	21,522,220	46.9%	8,205,572	31.8%	13,316,648	162.3%

OTHER INCOME (EXPENSE):
Interest income	1,502,697	3.3%	560,736	2.2%	941,961	168.0%
Interest expense	(204,417)	(0.4)%	(2,105,990)	(8.2)%	1,901,573	(90.3)%
Change in fair value of contingent consideration	-	0.0%	2,863,000	11.1%	(2,863,000)	(100.0)%
Government grants	349,195	0.8%	97,898	0.4%	251,297	256.7%
Gain from sale of equity in the Affiliate Company	17,733,911	38.7%	-	0.0%	17,733,911	-
Share of loss after tax of the Affiliate Company	(2,584,401)	(5.6)%	(4,081,299)	(15.8)%	1,496,898	(36.7)%
Other income, net	4,325,990	9.4%	1,062,985	4.1%	3,263,005	307.0%
TOTAL OTHER INCOME (EXPENSE), NET	21,122,975	46.1%	(1,602,670)	(6.2)%	22,725,645	(1418.0)%

INCOME BEFORE INCOME TAXES	42,645,195	93.0%	6,602,902	25.6%	36,042,293	545.9%

INCOME TAX EXPENSE	(8,118,441)	(17.7)%	(4,122,502)	(16.0)%	(3,995,939)	96.9%

NET INCOME	34,526,754	75.3%	2,480,400	9.6%	32,046,354	1292.0%

(a) Revenue

For the six months ended June 30, 2021, our revenue was $45,853,589 compared to $25,809,500 for the same period of 2020, representing an increase of $20,044,089 or 77.7%. The increase in revenue was mainly due to the increase in Electric Scooters, Electric Self-Balancing Scooters and associated parts sales, which was resulted from our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020.

The following table summarizes our revenues by product types for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
	Sales	Sales
EV parts	$13,048,846	$14,595,883
EV products	732,306	253,906
Off-road vehicles	11,092,199	10,599,685
Electric Scooters, Electric Self-Balancing Scooters and associated parts	20,395,361	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$45,853,589	$25,809,500

EV Parts

During the six months ended June 30, 2021, our revenues from the sales of EV parts were $13,048,846, representing a decrease of $1,547,037 or 10.6% from $14,595,883 for the same period of 2020 due to less demand in the current period.

Our revenue for the six months ended June 30, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 28.5% of total sales.

EV Products

During the six months ended June 30, 2021, our revenue from the sale of EV Products was $ 732,306, representing an increase of $478,400 or 188.4% from $253,906 for the same period of 2020 due to the sales of EVs to the ride-hailing platform in China market during 2021.

Off-Road Vehicles

During the six months ended June 30, 2021, our revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $11,092,199, representing an increase of $492,514 or 4.6% from $10,599,685, for the same period of 2020 despite the decrease of sales during April to June 2021 caused by a shortage of inventory to fulfill all sales orders received from the customers in the United States.

Our off-road vehicles business line accounted for approximately 24.2% of our total net revenue for the six months ended June 30, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the six months ended June 30, 2021, our revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters and associated parts was $20,395,361, representing an increase of $20,035,335 or 5,565.0% from $360,026 for the same period of 2020. The increase was mainly due to our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020, and we are now having sufficient capacity to fulfill the sales orders of Electric Scooters and Electric Self-Balancing Scooters and associated parts.

Battery exchange equipment and Battery exchange service

During the six months ended June 30, 2021, our revenue from the sale of Battery exchange equipment and Battery exchange service was $584,877, there was no such sales for the same period of 2020.

The following table shows the breakdown of our net revenues:

	Six Months Ended June 30,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$14,048,008	$10,702,105
China	31,805,581	15,107,395
Total	$45,853,589	$25,809,500

Major products
EV parts	$13,048,846	$14,595,883
EV products	732,306	253,906
Off-road vehicles	11,092,199	10,599,685
Electric Scooters, Electric Self-Balancing Scooters and associated parts	20,395,361	360,026
Battery exchange equipment and Battery exchange service	584,877	-
Total	$45,853,589	$25,809,500

Timing of revenue recognition
Products transferred at a point in time	$45,853,589	$25,809,500
Total	$45,853,589	$25,809,500

(b) Cost of goods sold

Cost of goods sold was $35,401,456 during the six months ended June 30, 2021, representing an increase of $14,295,993, or 67.7%, compared to $21,105,463 for the same period of 2020. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our margins by product for the six months ended June 30, 2021 and 2020 are as set forth below:

	Six Months Ended June 30,
	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$13,048,846	9,895,628	3,153,218	24.2%	$14,595,883	12,603,150	1,992,733	13.7%
EV products	732,306	651,878	80,428	11.0%	253,906	236,594	17,312	6.8%
Off-road vehicles	11,092,199	8,211,150	2,881,049	26.0%	10,599,685	7,933,307	2,666,378	25.2%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	20,395,361	16,113,640	4,281,721	21.0%	360,026.00	332,412.00	27,614	7.7%
Battery exchange equipment and Battery exchange service	584,877	529,160	55,717	9.5%	-	-	-	-
Total	$45,853,589	35,401,456	10,452,133	22.8%	$25,809,500	21,105,463	4,704,037	18.2%

Gross profit for the first half of 2021 increased 122.2% to $10,452,133, compared to $4,704,037 for the same period last year. This was primarily attributable to the sales increase of Electric Scooters, Electric Self-Balancing Scooters and associated parts. Our gross margin increased to 22.8% compared to 18.2% for the same period of 2020. The increase in our gross margin was mainly due to a higher concentration of sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts which has a higher gross margin compared to other product lines. The sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts was immaterial in the same period of 2020.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $25,189,502 for the first half of 2021, an increase of $23,399,361 or 1,307.1% compared to $1,790,141 for the same period of last year. The increase was mainly due to the Company’s R & D expenditure in the first half of 2021 for new products.

(e) Sales and marketing

Selling and distribution expenses were $2,204,383 for the first half of 2021, compared to $$1,641,972 for the same period last year, representing an increase of $562,411 or 34.3%. The increase was primarily attributable to the increasing product insurance expense, freight expense and advertising expense.

(f) General and administrative expenses

General and administrative expenses were $9,789,695 for the first half of 2021, compared to $6,973,926 for the same period last year, representing an increase of $2,815,769 or 40.4%. For the six months ended June 30, 2021, general and administrative expenses included $1,429,456 as expenses for common stock awards and stock options to employees and Board members, compared to $847,546 of common stock awards and stock options expenses for the same period in 2020. Besides stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2021 were $8,360,239, representing an increase of $2,233,859 or 36.5% from $6,126,380 for the same period of 2020, which was largely due to the increase of depreciation expenses and the increase in need for professional services.

(g) Gain on disposal of long-live asset

Gain on disposal of long-live asset was $48,253,667 for the first half of 2021, compared to $13,907,574 for the same period last year, representing an increase of $34,346,093 or 247.0%. which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $1,502,697 for the first half of 2021, representing an increase of $941,961 or 168.0% compared to $560,736 for the same period of last year. The increase was primarily attributable to the increased interest earned on bank deposit.

(i) Interest expenses

Interest expenses were $204,417 in the first half of 2021, representing a decrease of $1,901,573 or 90.3% compared to $2,105,990 for the same period of last year. The decrease was primarily due to the interest expenses related to short-term and long-term debt of the Company in the same period of last year, which has been paid off as of the end of 2020.

(j) Change in fair value of contingent consideration

For the first half of 2021, the gain related to changes in the fair value of contingent consideration was $0, a decrease of $2,863,000 or 100.0% compared to gain related to changes in the fair value of contingent consideration of $2,863,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $349,195 for the first half of 2021, compared to $97,898 for the same quarter last year, representing an increase of $251,297, or 256.7%, which was largely attributable to the financial support from Jinhua local government in the second quarter of 2021.

(l) Gain from equity sale in the Affiliate Company

Gain from equity sale was $17,733,911 for the first half of 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million), and the rest half will be received within six months from March 9, 2021according to the Equity Transfer Agreement. As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale.

 (m) Share of loss after tax of the Affiliate Company

For the first half of 2021, our share of loss of the Affiliate Company was $2,584,401 as compared to share of loss of $4,081,299 for the same period of last year. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million), and the rest is expected to receive within six months from March 9, 2021. As of March 9, 2021, the equity transfer had been completed.

(n) Other income, net

Net other income was $4,325,990 for the first half of 2021, representing an increase of $3,263,005 or 307.0% compared to net other income of $1,062,985 for the same period of last year, which was largely due to the discount of accounts payable after negotiation with supplier.

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

Our actual effective income tax rate for the first half of 2021 was a tax expense of 19.04% on a reported income before taxes of approximately $42.6 million, compared to a tax expense of 62.43% on a reported income before taxes of approximately $6.6 million for the same period of last year. The effective tax rate was decreased largely due to the decrease of the non-deductible losses in equity investment compared to the same period of last year.

(p) Net income

Net income was $34,526,754 for the first half of 2021, representing an of $32,046,354 or 1,292.0% compared to net income $2,480,400 for the same period of last year. The increase was primarily attributable to $48 million gain on disposal of long-live asset recognized in the second quarter of 2021, compared to $14 million gain on disposal of long-live asset in the same period of last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(11,661,935)	$(34,327,490)
Net cash provided by investing activities	$16,082,801	$50,278,763
Net cash provided by (used in) financing activities	$250,000	$(25,628,295)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$4,670,866	$(9,677,022)
Effect of exchange rate changes	$997,982	$(157,062)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$148,189,483	$6,678,551

For the first half of 2021, cash used in operating activities was $11,661,935, as compared to cash used in operating activities of $34,327,490 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first half of 2021 were a decrease of advances to supplier and prepayments and prepaid expenses of $20,596,182. The major operating activity that used cash for first half of 2021 was an increase of other receivables and other assets of $14,040,619.

For the first half of 2021, cash derived from investing activities was $16,082,801, as compared to cash derived from investing activities of $50,278,763 for the same period of last year. The major investing activities that provided cash for the first half of 2021 were an increase of repayments of loan to third party of $31,686,168. The major investing activities that used cash for first half of 2021 were an increase of certificate of deposit of $54,098,335 .

For the first half of 2021, cash derived from financing activities was $250,000, as compared to cash used from financing activities of $25,628,295 for the same period of last year. The major financing activities that provided cash for the first half of 2021 were proceeds from short-term bank loans of $250,000.

Working Capital

We had a working capital of $ 297,349,768 on June 30, 2021, which reflects an increase of $74,031,617 from a working capital of $223,318,151 as of December 31, 2020.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($81 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($77 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $38 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $18 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. On May 20, 2021, the Company received the final portion of repurchase payment of RMB 150 million (approximately $23 million) under the Repurchase Agreement. In addition, there was RMB 12 million (approximately $2 million) reward for moving out of the old location has been submitted to the government for approval and will be collected after the approval.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million), and the rest half will be received within six months from March 9, 2021 according to the Equity Transfer Agreement.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 24 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities

On May 24, 2021, the Company announced that we unveiled five prototypes of its new K32 UTV, produced at its factory in Hainan, China. The K32 is a premium UTV, featuring pure electric four-wheel-drive propulsion and a fully enclosed cockpit with air conditioning. The Company intends to begin sales of the K32 in the U.S. in the second half of 2021.

On July 19, 2021, the Company announced the expansion of its battery cell business with the acquisition of Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”), a leading cell producer in Jiangxi Province, China. The Company is a leader in electric vehicles and associated parts, including the cell business of subsidiary Ankao and the intelligent battery exchange system, so this acquisition is a natural fit to its vertical integration strategy. Jiangxi Huiyi, currently produces approximately 250,000 units of 18650 lithium batteries daily. The cells have a variety of applications, especially in consumer products. Kandi intends to further grow its cell business by using the newly acquired technology to address many new applications, eventually including EV battery packs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 24 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements, nor is the Company aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 24 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).
10.2	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021 (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2021	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)