Form 10-Q
period 2021-09-30
Kandi Technologies Group, Inc.
filed 2021-11-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 3, 2021, the registrant had 77,385,130 shares of common stock issued and outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months and Nine Months Ended September 30, 2021 and 2020	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) – Three Months and Nine Months Ended September 30, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2021 and 2020	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	47

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020

Current assets
Cash and cash equivalents	$132,866,957	$142,078,190
Restricted cash	23,903,418	442,445
Certificate of deposit	54,207,258	-
Accounts receivable (net of allowance for doubtful accounts of $111,481 and $110,269 as of September 30, 2021 and December 31, 2020, respectively)	43,998,755	38,547,137
Inventories	27,346,751	19,697,383
Notes receivable	106,514	31,404,630
Other receivables	23,754,321	1,875,245
Prepayments and prepaid expense	19,371,962	13,708,149
Advances to suppliers	12,506,543	36,733,182
Amount due from the Affiliate Company	-	21,742,226
Amount due from related party	-	886,989
TOTAL CURRENT ASSETS	338,062,479	307,115,576

NON-CURRENT ASSETS
Property, plant and equipment, net	90,461,708	65,402,680
Intangible assets, net	2,770,152	3,232,753
Land use rights, net	3,224,185	3,257,760
Construction in progress	8,306,311	16,317,662
Deferred taxes assets	7,852,209	8,964,946
Long term investment	154,878	45,958
Investment in the Affiliate Company	-	28,892,638
Goodwill	29,963,965	29,712,383
Other long term assets	11,946,463	32,307,484
TOTAL NON-CURRENT ASSETS	154,679,871	188,134,264

TOTAL ASSETS	$492,742,350	$495,249,840

CURRENT LIABILITIES
Accounts payable	$26,177,367	$34,257,935
Other payables and accrued expenses	3,000,136	7,218,395
Short-term loans	2,630,000	-
Notes payable	371,707	92,445
Income tax payable	11,660,654	1,313,754
Advance receipts	601,644	38,229,242
Amount due to related party	500,000	500,000
Other current liabilities	3,682,386	2,185,654
TOTAL CURRENT LIABILITIES	48,623,894	83,797,425

NON-CURRENT LIABILITIES
Deferred taxes liability	602,435	3,483,171
Contingent consideration liability	-	3,743,000
Other long-term liabilities	464,634	459,580
TOTAL NON-CURRENT LIABILITIES	1,067,069	7,685,751
TOTAL LIABILITIES	49,690,963	91,483,176

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,462,516 and 77,298,499 shares issued and 77,152,972 and 75,377,555 outstanding at September 30,2021 and December 31,2020, respectively	77,153	75,377
Additional paid-in capital	448,591,602	439,549,338
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at September 30,2021 and December 31,2020, respectively)	(421,965)	(27,079,900)
Accumulated other comprehensive loss	(5,195,403)	(8,778,151)
TOTAL STOCKHOLDERS’ EQUITY	443,051,387	403,766,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,742,350	$495,249,840

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUES FROM UNRELATED PARTIES, NET	$16,795,712	$18,717,212	$62,647,714	$44,525,756
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	-	6	1,587	962

REVENUES, NET	16,795,712	18,717,218	62,649,301	44,526,718

COST OF GOODS SOLD	(14,046,041)	(14,806,322)	(49,447,497)	(35,911,785)

GROSS PROFIT	2,749,671	3,910,896	13,201,804	8,614,933

OPERATING INCOME (EXPENSE):
Research and development	(6,747,934)	(987,285)	(31,937,436)	(2,777,426)
Selling and marketing	(1,290,544)	(2,165,383)	(3,494,927)	(3,807,355)
General and administrative	(3,733,230)	(3,212,209)	(13,522,925)	(10,186,135)
Gain on disposal of long-lived assets	2,238	76,159	48,255,905	13,983,733
TOTAL OPERATING EXPENSE	(11,769,470)	(6,288,718)	(699,383)	(2,787,183)

(LOSS) INCOME FROM OPERATIONS	(9,019,799)	(2,377,822)	12,502,421	5,827,750

OTHER INCOME (EXPENSE):
Interest income	1,247,544	558,059	2,750,241	1,118,795
Interest expense	(63,368)	(788,589)	(267,785)	(2,894,579)
Change in fair value of contingent consideration	-	(1,069,000)	-	1,794,000
Government grants	220,967	13,431	570,162	111,329
Gain from sale of equity in the Affiliate Company	822	-	17,734,733	-
Share of loss after tax of the Affiliate Company	(119)	(1,550,568)	(2,584,520)	(5,631,867)
Other income, net	442,102	988,287	4,768,092	2,051,272
TOTAL OTHER INCOME (EXPENSE), NET	1,847,948	(1,848,380)	22,970,923	(3,451,050)

(LOSS) INCOME BEFORE INCOME TAXES	(7,171,851)	(4,226,202)	35,473,344	2,376,700

INCOME TAX (EXPENSE) BENEFIT	(696,968)	2,767,939	(8,815,409)	(1,354,563)

NET (LOSS) INCOME	(7,868,819)	(1,458,263)	26,657,935	1,022,137

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(116,054)	8,216,974	3,582,748	5,171,643

COMPREHENSIVE (LOSS) INCOME	$(7,984,873)	$6,758,711	$30,240,683	$6,193,780

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	76,394,573	54,112,981	75,766,749	53,282,066

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.03)	$0.35	$0.02

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(1,574,646)	-	(1,574,646)
Foreign currency translation	-	-	-	-	-	(3,523,065)	(3,523,065)

Balance, March 31, 2020	52,849,441	$52,849	$(2,477,965)	$259,713,660	$(18,260,382)	$(26,246,646)	$212,781,516
Stock issuance and award	1,502,717	1,503		3,164,925			3,166,428
Net income					4,055,043		4,055,043
Foreign currency translation						477,734	477,734

Balance, June 30, 2020	54,352,158	$54,352	$(2,477,965)	$262,878,585	$(14,205,339)	$(25,768,912)	$220,480,721
Stock issuance and award	258,600	259	-	870,837	-	-	871,096
Net loss	-	-	-	-	(1,458,263)	-	(1,458,263)
Foreign currency translation	-	-	-	-	-	8,216,974	8,216,974
Reduction in the Affiliate Company’s equity	-	-	-	(3,144,213)	-	-	(3,144,213)
Balance, September 30, 2020	54,610,758	$54,611	$(2,477,965)	$260,605,209	$(15,663,602)	$(17,551,938)	$224,966,315

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	(1,176,013)
Reversal of reduction in the Affiliate Company’s equity (net off tax effect of $491,400)	-	-	-	2,771,652	-	-	2,771,652

Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$398,981,883
Stock issuance and award	238,600	239	-	1,374,098	-	-	1,374,337
Net income	-	-	-	-	40,929,474	-	40,929,474
Foreign currency translation	-	-	-	-	-	4,874,815	4,874,815

Balance, June 30, 2021	75,626,155	$75,626	$-	$443,717,378	$7,446,854	$(5,079,349)	$446,160,509
Stock issuance and award	1,526,817	1,527	-	4,874,224	-	-	4,875,751
Net loss	-	-	-	-	(7,868,819)	-	(7,868,819)
Foreign currency translation	-	-	-	-	-	(116,054)	(116,054)

Balance, September 30, 2021	77,152,972	$77,153	$-	$448,591,602	$(421,965)	$(5,195,403)	$443,051,387

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,657,935	$1,022,137
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,893,192	6,078,070
(Reversal) provision of allowance for doubtful accounts	-	(150,756)
Deferred taxes	(11,970)	1,256,167
Share of loss after tax of the Affiliate Company	2,584,520	5,631,867
Gain from equity sale in the Affiliate Company	(17,734,733)	-
Gain on disposal of long-live assets	(48,255,905)	(13,983,733)
Change in fair value of contingent consideration	-	(1,794,000)
Stock based compensation expense	1,452,381	870,471

Changes in operating assets and liabilities:

Accounts receivable	4,289,150	18,165,084
Inventories	(7,443,414)	(1,830,827)
Other receivables and other assets	(17,537,034)	(5,226,968)
Advances to supplier and prepayments and prepaid expenses	18,776,708	(84,089)
Amount due from the Affiliate Company	-	4,178,477

Increase (Decrease) In:
Accounts payable	(4,116,153)	(15,642,931)
Other payables and accrued liabilities	7,052,572	2,675,156
Notes payable	(93,278)	(13,725,855)
Income tax payable	8,053,977	(804,238)
Net cash used in operating activities	$(19,432,052)	$(13,365,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(10,948,968)	(383,568)
Prepayments for acquisition of Jiangxi Huiyi	(3,864,346)	-
Payment for construction in progress	(4,048,889)	(1,604,427)
Proceeds from disposal of long-lived assets	23,235,758	51,872,829
Loan to third party	31,687,637	(45,958,247)
Certificate of deposit	(54,100,844)	-
Cash received from sales of equity in the Affiliate Company	47,608,743	42,321,385
Long Term Investment	(108,202)	-
Advance receipts of equity transfer	600,463	-
Net cash provided by investing activities	$30,061,352	$46,247,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,630,000	24,163,223
Repayments of short-term loans	-	(50,042,178)
Repayments of long-term loans	-	(285,955)
Proceeds from long-term loans	-	394,116
Net cash provided by (used in) financing activities	$2,630,000	$(25,770,794)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$13,259,300	$7,111,210
Effect of exchange rate changes	$990,440	$535,314
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$156,770,375	$24,159,159
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	132,866,957	23,909,159
-RESTRICTED CASH AT END OF PERIOD	23,903,418	250,000

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$688,160	901,021
Interest paid	$17,536	644,724
SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Affiliate Company due to change in its equity (net off tax effect of $491,400)	$2,813,968	-
Decrease in investment in the Affiliate Company due to change in its equity	-	3,057,540
Common stock issued for settlement of payables related to acquisitions (see Note 21)	$4,853,451	3,166,427

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

The Company’s organizational chart as of the date of this report is as follows:

Kandi Technologies Group, Inc.
(KNDI)
("Kandi Technologies")
100%
Continental Development Limited
("Continental")
100%
SC Autosports, LLC
("SC Autosports" "d/b/a Kandi America")
100%
Zhejiang Kandi Technologies Group Co., LTD
("Zhejiang Kandi Technologies")
(formerly known as Zhejiang Kandi Vehicles Co., LTD.)
100%
Kandi America Investment, LLC
("Kandi Investment")
100%
China Battery Exchange Technology Co., Ltd. and its subsidiaries
("China Battery Exchange")
Hu Xiaoming
50%
50%
Jinhua Kandi New Energy Vehicle Co., Ltd.
("Kandi New Energy")
100%
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd ("Kandi Smart Battery Swap")
(formerly known as Jinhua An Kao Power Technology Co., Ltd.)
Non-affiliated Entities
Non-affiliated Individuals
Non-affiliated Individuals
80%
10%
10%
90%
10%
100%
100%
10%
90%
Zhejiang Ruiheng Technology Co., Ltd. and its subsidiaries
("Ruiheng")
Kandi Electric Vehides (Hainan) Co., Ltd.
("Kandi Hainan")
Yongkang Scrou Electric Co., Ltd
("Yongkang Scrou")
Jiangxi Province Huiyi New Energy Co., Ltd.
("Jiangxi Huiyi")
Zhejiang Kandi Supply Chain Management Co., Ltd. ("Supply Chain Company")

On July 13, 2021 (the “Signing Date”), Zhejiang Kandi Technologies entered into (i) a Share Transfer Agreement (the “Share Transfer Agreement”) with three individual shareholders of Jiangxi Huiyi, as defined below (the “Transferors”) and (ii) a Supplementary Agreement (the “Supplementary Agreement”) with the Transferors, pursuant to which Zhejiang Kandi Technologies agreed to purchase all the equity interests of Jiangxi Province Huiyi New Energy Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jiangxi Huiyi”). The acquisition is for the purpose of growing the Company’s business through vertical integration. Pursuant to the terms of the Share Transfer Agreement, Zhejiang Kandi Technologies agreed to acquire all the equity interests of Jiangxi Huiyi for paying a purchase price of RMB 50 million (approximately $7.7 million) in cash to the Transferors. The first 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on July 19, 2021. The remaining 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on October 20, 2021 the acquisition transaction was consummated at October 31, 2021.

The Company’s primary business operations consist of designing, developing, manufacturing and commercializing EV products, EV parts, automatic power exchange equipment for pure electric vehicles, off-road vehicles and the dynamic power train system of intelligent transportation.

NOTE 2 - LIQUIDITY

The Company had working capital of $289,438,585 as of September 30, 2021, an increase of $66,120,434 from the working capital of $223,318,151 as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were $132,866,957 and $142,078,190, respectively. The Company’s restricted cash was $23,903,418 and $442,445, respectively. As of September 30, 2021, the Company had multiple certificates of deposit with a total amount of $54,207,258. These certificates of deposit have an annual interest rate from 3.7% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). If the transfer of the remaining 22% equity interests of the Affiliate Company took place on January 1, 2020, the net income for the nine months ended September 30, 2021 and 2020 would have been $11.5 million and $6.6 million, respectively.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Affiliate Company, because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained which can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries has $2,630,000 short-term bank loans as of September 30, 2021.

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. As the equity transfer was completed on March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period from January 1, 2021 to March 9, 2021 and recognized the gain from equity sale of $17.7 million during the first quarter of 2021. As of September 30, 2021, the amount due from the Affiliate Company has been reclassed to accounts receivable of $17.7 million and other receivables of $2.2 million.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Three Months	Three Months
	Ended	Ended
	September 30，	September 30，	September 30，	December 31，
Major Customers	2021	2020	2021	2020
Customer A	14%	11%	11%	7%
Customer B	19%	-	9%	-

For the nine-month period ended September 30, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
	Nine Months	Nine Months
	Ended	Ended
	September 30，	September 30，	September 30，	December 31，
Major Customers	2021	2020	2021	2020
Customer A	17%	13%	11%	-
Customer C	11%	-	-	7%

(b) Suppliers

For the three-month period ended September 30, 2021, the Company’s major suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Three Months	Three Months
	Ended	Ended
	September 30，	September 30，	September 30，	December 31，
Major Suppliers	2021	2020	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	36%	32%	15%	9%

For the nine -month period ended September 30, 2021, the Company’s major suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
	Nine Months	Nine Months
	Ended	Ended
	September 30，	September 30，	September 30，	December 31，
Major Suppliers	2021	2020	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	51%	48%	15%	9%

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted net earnings per share, for the three-month and nine-month period ended September 30, 2021.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2021	2020
Accounts receivable	$44,110,236	$38,657,406
Less: allowance for doubtful accounts	(111,481)	(110,269)
Accounts receivable, net	$43,998,755	$38,547,137

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2021	2020
Raw material	$11,709,071	$7,512,259
Work-in-progress	8,008,632	5,488,532
Finished goods	7,629,048	6,696,592
Inventories	$27,346,751	$19,697,383

*	approximately $2.3 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $450,000 short-term loan.

NOTE 12 - NOTES RECEIVABLE

As of September 30, 2021, there was $106,514 notes receivable from unrelated parties. As of December 31, 2020, there was $31,404,630 notes receivable from unrelated parties with a 6% annual interest rate, among which $6.1 million was collected on January 15, 2021, $6.9 million was collected on January 27, 2021, $9.2 million was collected on April 20, 2021 and $9.2 million was collected on June 22, 2021.

NOTE 13 - OTHER RECEIVABLES

As of September 30, 2021, the Company had $ 23,754,321 other receivables, among which $11.1 million were lease deposits, $7.4 million were loan to Jiangxi Huiyi with a 5.45% annual interest rate, which will be due on September 8, 2022 and $3.3 million were interest receivables. As of December 31, 2020, the Company had $ 1,875,245 other receivables.

NOTE 14 - ADVANCES TO SUPPLIERS

Advances to suppliers are summarized as follows:

	September 30,	December 31,
	2021	2020
Advance payment for inventory purchase (1)	$10,801,708	$13,107,630
Advance payment for R & D (2)	-	19,365,947
Others	1,704,835	4,259,605
Total	$12,506,543	$36,733,182

(1)	This amount represents the advance payment in order to lock up the purchase price of the inventory.

(2)	This amount presents the advance payment to a third party for designing a new EV model, as well as related research and development and consulting works. The Company entered into a research and development contract with a third party on December 1, 2020 with total contract amount of $38.3 million, and advance payment of $23.0 million as per the contract. This advance payment will be expensed progressively according to the progress of the R & D project. In the first three quarters of 2021, $18.2 million expense was incurred accordingly.

NOTE 15 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of September 30, 2021 and December 31, 2020, consisted of the following:

	September 30,	December 31,
	2021	2020
At cost:
Buildings*	$37,527,432	$18,924,734
Machinery and equipment	75,904,787	67,893,378
Office equipment	1,232,758	1,138,870
Motor vehicles and other transport equipment	1,069,191	587,785
Molds and others	12,946,031	12,752,789
	128,680,199	101,297,556
Less : Accumulated depreciation	(38,218,491)	(35,894,876)
Property, plant and equipment, net	$90,461,708	$65,402,680

*	approximately $10.9 million of production line building structures were recognized as fixed assets during the second quarter of 2021 due to completion of relocation process and readiness in working condition for their intended use.

The Company’s Jinhua factory completed the relocation to new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. Having the above mentioned production capacity, Jinhua factory owns the above production facilities. The Company’s EV products are manufactured in the Hainan factory. Currently, Hainan factory has production capacity with an annual output (three shifts) of 100,000 units of various models of EV products and owns the above facilities. .

Depreciation expenses for the three months ended September 30, 2021 and 2020 were $2,221,175 and $1,795,124, respectively. Depreciation expenses for the nine months ended September 30, 2021 and 2020 were $5,987,730 and $5,325,289, respectively.

NOTE 16 - INTANGIBLE ASSETS

Intangible assets include acquired intangibles of trade name, customer relations and patent.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		September 30,	December 31,
	Remaining useful life	2021	2020
Gross carrying amount:
Trade name	0.25 years	$492,235	$492,235
Customer relations	0.25 years	304,086	304,086
Patent	3.75-5.42 years	4,925,117	4,871,547
		5,721,438	5,667,868
Less : Accumulated amortization
Trade name		$(477,856)	$(439,798)
Customer relations		(295,203)	(271,691)
Patent		(2,178,227)	(1,723,626)
		(2,951,286)	(2,435,115)
Intangible assets, net		$2,770,152	$3,232,753

The aggregate amortization expenses for those intangible assets were $165,467 and $156,040 for the three months ended September 30, 2021 and 2020, respectively. The aggregate amortization expenses for those intangible assets were $496,362 and $463,743 for the nine months ended September 30, 2021 and 2020, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Three months ended December 31, 2021	$165,467
Years ended December 31,
2022	582,510
2023	579,772
2024	579,772
2025	513,295
Thereafter	349,336
Total	$2,770,152

NOTE 17 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2021	2020
Cost of land use rights	$4,069,148	$4,024,889
Less: Accumulated amortization	(844,963)	(767,129)
Land use rights, net	$3,224,185	$3,257,760

The amortization expenses for the three months ended September 30, 2021 and 2020, were $23,093 and $65,229, respectively. The amortization expenses for the nine months ended September 30, 2021 and 2020, were $69,265 and $225,941, respectively. Amortization expenses for the next five years and thereafter is as follows:

Three months ended December 31, 2021	$23,087
Years ended December 31,
2022	92,349
2023	92,349
2024	92,349
2025	92,349
Thereafter	2,831,702
Total	$3,224,185

NOTE 18 - OTHER LONG TERM ASSETS

Other long term assets as of September 30, 2021 and December 31, 2020, consisted of the following:

	September 30,	December 31,
	2021	2020
Long term deferred assets	$-	$3,706,560
Prepayments for land use right (i)	4,298,451	4,319,305
Land and properties with certificates cancelled (ii)	-	13,728,557
Prepayments for new product molds	-	6,663,909
Right - of - use asset(iii)	3,436,310	3,496,993
Prepayments for acquisition (iv)	3,871,947	-
Others	339,755	392,160
Total other long term asset	$11,946,463	$32,307,484

(i)	As of September 30, 2021 and December 31, 2020, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,298,451 and $4,319,305, respectively. As of September 30, 2021, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended September 30, 2021 and 2020 were $22,741 and $21,262, respectively. The amortization expense for the nine months ended September 30, 2021 and 2020 were $68,216 and $63,098, respectively.

(ii)	As of December 31, 2020, the Company’s other long term asset included net value of land of Jinhua facility’s old location with certificates cancelled of $6,095,310 and net value of properties (or buildings/housing) of Jinhua facility’s old location with certificates cancelled of $7,633,247, respectively. In the second quarter of 2021, the land and property of Jinhua facility’s old location has been written off. The land amortization expense of Jinhua facility’s old location for the three months ended September 30, 2021 were $0. The land amortization expense of Jinhua facility’s old location for the nine months ended September 30, 2021 were $67,898. The property depreciation expense of Jinhua facility’s old location for the three months ended September 30, 2021 were $0. The property depreciation expense of Jinhua facility’s old location for the nine months ended September 30, 2021 were $151,230. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that the relocation was formally completed by meeting all stipulated conditions. In the second quarter of 2021, the property of Jinhua facility’s old location has been fully disposed, and the related $48 million gain on disposal of long-live asset was recognized.

(iii)	As of September 30, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets in other long term asset included net value of newly acquired land use right of Jinhua facility of $3,436,310 and $3,450,958, respectively. The amortization expense for the three months ended September 30, 2021 were $17,499. The amortization expense for the nine months ended September 30, 2021 were $52,493.

(iv)	On July 13, 2021 (the “Signing Date”), Zhejiang Kandi Technologies entered into (i) a Share Transfer Agreement (the “Share Transfer Agreement”) with three individual shareholders of Jiangxi Huiyi, as defined below (the “Transferors”) and (ii) a Supplementary Agreement (the “Supplementary Agreement”) with the Transferors, pursuant to which Zhejiang Kandi Technologies agreed to purchase all the equity interests of Jiangxi Province Huiyi New Energy Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jiangxi Huiyi”). The acquisition is for the purpose of growing the Company’s business through vertical integration.Pursuant to the Share Transfer Agreement, Zhejiang Kandi Technologies agreed to acquire all the equity interests of Jiangxi Huiyi for paying a purchase price of RMB 50 million (approximately $7.7 million) in cash to the Transferors. Zhejiang Kandi Technologies paid 50% of the cash portion of the purchase price, RMB 25 million (approximately $3.9 million) on July 19, 2021. The remaining 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on October 20, 2021. The acquisition transaction was consummated on October 31, 2021.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2020, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 were a tax expense of 24.85% on a reported income before taxes of approximately $35.5 million,  a tax expense of 56.99% on a reported income before taxes of approximately $2.4 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The income tax provision for the nine months ended September 30, 2021 and 2020 was tax expense of $8,815,409 and tax expense of $1,354,563, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2021, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2021, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

The aggregate NOLs in tax year 2020 was $21.3 million deriving from entities in the PRC, Hong Kong and U.S. The aggregate NOLs in tax year 2019 was $9.6 million deriving from entities in the PRC and Hong Kong. The NOLs will start to expire from 2026 if they are not used. The cumulative net operating loss in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, to offset future net profits for income tax purposes. The Company has $0.8 million cumulative net operating loss in U.S. to carry forward as of September 30, 2021 with indefinite carryforward period. The cumulative net operating loss in Hong Kong of $0.1 million can be carried forward without an expiration date as well.

(b) Tax Holiday Effect

For the nine months ended September 30, 2021 and 2020, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2021 and 2020.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended
	September 30,
	2021	2020
Tax benefit (holiday) credit	$5,745,354	$1,669,668
Basic net income per share effect	$0.08	$0.03

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

As of  September 30, 2021 and 2020, the Company’s operating lease right-of-use assets (grouped in other long term assets on the balance sheet) was $3,436,310 and $3,496,993, respectively. For the three months ended September 30, 2021, the Company’s operating lease cost was $17,499. For the nine months ended September 30, 2021, the Company’s operating lease cost was $100,493.

Supplemental information related to operating leases was as follows:

Nine months ended September 30, 2021
Cash payments for operating leases	$100,493

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

As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made the following supplements to Condition III of the original Supplementary Agreement: The KSBC Shareholders have the right to receive an aggregate of 20.83% of the total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50,000,000 or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued under US GAAP. For the period from January 1, 2020 to June 30, 2021, Kandi Smart Battery Swap achieved its net profit target. Accordingly, the KSBS Shareholders received 1,233,068 shares of Kandi’s restrictive common stock or 20.83% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

On July 1, 2018, the Company completed the acquisition of 100% of the equity of SC Autosports (d/b/a Kandi America). The Company issued a total of 171,969 shares of restrictive stock or approximately 0.3% of the Company’s total outstanding shares of the common stock immediately prior to the closing of the acquisition valued at approximately $0.8 million at the closing of transaction to the former members of SC Autosports within 30 days from the signing date of the Transfer Agreement, and may be required to pay future consideration of up to an additional 1,547,721 shares of common stock of the Company, which are being held in escrow and to be released contingent upon the achievement of certain pre-tax profit based milestones in the next three years. Any escrowed shares that are not released from escrow to the SC Autosports former members due to the failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to the shares. For the year ended December 31, 2018, SC Autosports achieved its first year pre-tax profit target. Accordingly, the former members of SC Autosports received 343,938 shares of Kandi’s restrictive common stock or 20% of the total equity consideration in the purchase price. For the year ended December 31, 2019, SC Autosports achieved its second year pre-tax profit target. Accordingly, the former members of SC Autosports received 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price. For the year ended December 31, 2020, SC Autosports partially achieved its third year pre-tax profit target. As the gap between third year’s pretax profit and pre-tax profit target is less than 20%, the former members of SC Autosports received 515,907 shares of Kandi’s restrictive common stock or 30% of the total equity consideration in the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

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

As of September 30, 2021 and December 31, 2020, the Company’s contingent consideration liability was $0 and $3,743,000, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized $1,452,381 and $870,471 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 23 - EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.0 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

The Company accounted for its investments in the Affiliate Company under the equity method of accounting. As the equity transfer was completed at March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period until completion of equity transfer during the first quarter of 2021.

The Company’s equity method investments in the Affiliate Company for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended
	September 30,
	2021	2020
Investment in the Affiliate Company, beginning of the period,	$28,892,638	$47,228,614
Investment decreased in 2021	(47,702,387)	-
Gain from equity sale	17,734,733	-
Reversal of prior year reduction in the equity of the Affiliate Company*	3,312,023	(3,144,213)
Company’s share in net (loss) income of Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021 and nine months ended September 30, 2020	(2,684,110)	(5,561,258)
Non-controlling interest	99,590	(76,189)
Prior year unrealized profit realized	-	5,580
Subtotal	(2,584,520)	(5,631,867)
Exchange difference	347,513	989,592
Investment in Affiliate Company, end of the period	$-	$39,442,126

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,097,558 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments until December 2021. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of September 30, 2021 and December 31, 2020, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, that motion was granted in September 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. This action was transferred to the New York federal court in September 2020, Kandi moved to dismiss in March 2021, and that motion was granted in October 2021, but the time to appeal has yet to run.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$7,060,320	$9,253,750
China	9,735,392	9,463,468
Total	$16,795,712	$18,717,218

Major products
EV parts	$3,166,740	$8,438,958
EV products	328,772	515,128
Off-road vehicles	6,848,448	8,852,475
Electric Scooters, Electric Self-Balancing Scooters and associated parts	6,275,645	910,657
Battery exchange equipment and Battery exchange service	176,107	-
Total	$16,795,712	$18,717,218

Timing of revenue recognition
Products transferred at a point in time	$16,795,712	$18,717,218
Total	$16,795,712	$18,717,218

	Nine Months Ended September 30
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$21,108,327	$19,955,855
China	41,540,974	24,570,863
Total	$62,649,301	$44,526,718

Major products
EV parts	$16,215,586	$23,034,841
EV products	1,061,078	769,034
Off-road vehicles	17,940,647	19,452,160
Electric Scooters, Electric Self-Balancing Scooters and associated parts	26,671,006	1,270,683
Battery exchange equipment and Battery exchange service	760,984	-
Total	$62,649,301	$44,526,718

Timing of revenue recognition
Products transferred at a point in time	$62,649,301	$44,526,718
Total	$62,649,301	$44,526,718

NOTE 26 - SUBSEQUENT EVENTS

Pursuant to the terms of the Share Transfer Agreement signed on July 13, 2021 between Zhejiang Kandi Technologies and the Transferors, Zhejiang Kandi Technologies agreed to acquire all the equity interests of Jiangxi Huiyi for a purchase price of RMB 50 million (approximately $7.7 million) in cash to the Transferors. Zhejiang Kandi Technologies paid 50% of the purchase price, RMB 25 million (approximately $3.9 million) on July 19, 2021. The remaining 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on October 20, 2021. The acquisition transaction was consummated on October 31, 2021..

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

Overview

Kandi Technologies Group, Inc. is a Delaware holding company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhenjiang Kandi Technologies and its subsidiaries (collectively, “Zhenjiang Kandi Technologies”).Kandi Technologies holds 50% of the equity interest of Kandi New Energy, our variable interest entity, or VIE. We control and receive 100% of the economic benefits of our VIE’s business operations through certain contractual arrangements. The VIE structure is used to comply with the relevant laws of China, which, previously did not allow over 50% direct foreign investment in China-based operating companies. Our securities traded on the NASDAQ Global Select Market are securities of our Delaware holding company that operate through its wholly owned subsidiary established in China.

We do not believe that our major business is within the targeted areas of concern by the Chinese government. However, because of the Company’s subsidiaries in the PRC and its operations there, there is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Additionally, we are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are uncertain, and therefore, these risks may result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

Through Zhenjiang Kandi Technologies, SC Autosports and their respective subsidiaries, our primary business operations consist of designing, developing, manufacturing and commercializing EV products, EV parts, automatic power exchange equipment for pure electric vehicles, off-road vehicles and the dynamic power train system of intelligent transportation. There are two major sales modes of our export products: the first mode is direct sales to domestic import and export companies for external sales, and the second is direct sales to foreign importers. Our products sold in China are mainly through our sales department to sign sales contracts directly with customers. For the nine months ended September 30, 2021, our operating entities recognized total revenue of $62,649,301 as compared to $44,526,718 for the same period of 2020, an increase of $18,122,583 or 40.7%. For the nine months ended September 30, 2021, our operating entities recorded $13,201,804 of gross profit, an increase of 53.2% from the same period of 2020. Gross margin for the nine months ended September 30, 2021 was 21.1%, compared to 19.3% for the same period of 2020. Our operating entities recorded a net income of $26,657,935 for the nine months ended September 30, 2021, compared to a net income of $1,022,137 in the same period of 2020, an increase of $25,635,798 or 2,508.1%.

The continuous spread of COVID-19 around China and other parts of the world still caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Although the Company’s operations in China have started to resume in early March 2020, the COVID-19 still affected the Company’s business performance in 2020 and 2021.Due to the uncertainties surrounding the COVID-19 development, the impact of the COVID-19 on the Company’s operations is still uncertain.

Despite the challenges posed by COVID-19 around the world, overall, we were still productive during the year ended December 31, 2020 and first three quarters of year 2021. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Kandi was a co-founder - has begun its trial. Our commitment for this project is to provide EV products with battery swap mode (through Kandi Hainan) and battery swap system (through Kandi Smart Battery Swap) according to the project progress of Zhejiang Ruiheng Technology Co., Ltd (“Zhejiang Ruiheng”) (the operating company). Our first step is to plan gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. Currently, 73 EVs has been delivered in Haikou and 109 EVs has been delivered in Shaoxing. The smart battery swap system developed by Kandi Smart Battery Swap is composed of eight modules: (1) Battery swap system to search and swap battery automatically. (2) Vehicle positioning system to eliminate deviations and pinpoint location of vehicles, to adjust positioning parameter setting based on the vehicle models and to provide battery swap service for a variety of vehicles. (3) Electronic control management system to achieve automatic control through the sensor information collection. (4) Battery capacity management system to pinpoint the empty and fully charged batteries. (5) User interaction system for one-click operation and automatic billing. (6) Battery charging management system to regulate the whole charging process. (7) Data push system to facilitate user to swap battery through the data pushing technology. (8) Video monitoring system to ensure the safety of the battery swap process through the real-time monitoring system. The smart battery swap system has six advantages: (1) One-click battery swap. The battery swap process is completely automatic and requires no involvement of a professional. (2) High efficiency. Battery swap is completed in 90 seconds which is even faster than refueling. (3) Automatic billing. Battery swap can calculate the cost automatically based on the difference in battery capacity between the batteries swapped. (4) Real-time monitoring, through which the administrator can identify the current state and condition of the system. (5) Charging at constant temperature, which can effectively extend battery life and reduce fire risk. It can also be used as an energy storage device to balance the “peak cut” in the urban electric grid. (6) Land saving. Battery swap facilities merely occupy an area of around 50 square meters. Now as the Chinese government is strongly promoting the battery swap mode and we have strong confidence in this product. However, if a more advanced mode appears, our products also have the potential risk of being replaced. All the EVs delivered for the program include our battery swap feature. At present, Zhejiang Ruiheng, a company jointly established by Zhejiang Kandi Technologies, has negotiated with more than ten third-tier cities about the cooperation of launching the program of online car hailing based on the battery swap mode, which is originally expected to gradually start launching in these cities during second half of 2021. Based on the persisting COVID-19 situation, the entire plan may also have the potential risk to be delayed. We believe that this program can drive the production and sales of our EV parts and battery swap equipment, and we can thus restore growth in our pure EV business.

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in Fengsheng Automotive Technology Group Co., Ltd. (“Fengsheng”, formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd. and defined as the “JV Company”) to Geely for a total consideration of RMB 308 million (approximately $47.0 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.5 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). By exiting the Fengsheng partnership, Fengsheng is no longer our affiliate company and therefore Kandi is no longer bound by the associated non-compete provisions. Kandi is now free to pursue the burgeoning electric vehicle opportunity in China based on its own needs and the market conditions.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$16,795,712	100.0%	$18,717,212	100.0%	(1,921,500)	(10.3)%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	6	0.0%	(6)	(100.0)%

REVENUES, NET	16,795,712		18,717,218		(1,921,506)	(10.3)%

COST OF GOODS SOLD	(14,046,041)	(83.6)%	(14,806,322)	(79.1)%	760,281	(5.1)%

GROSS PROFIT	2,749,671	16.4%	3,910,896	20.9%	(1,161,225)	(29.7)%

OPERATING INCOME (EXPENSE):
Research and development	(6,747,934)	(40.2)%	(987,285)	(5.3)%	(5,760,649)	583.5%
Selling and marketing	(1,290,544)	(7.7)%	(2,165,383)	(11.6)%	874,839	(40.4)%
General and administrative	(3,733,230)	(22.2)%	(3,212,209)	(17.2)%	(521,021)	16.2%
Gain on disposal of long-lived assets	2,238	0.0%	76,159	0.4%	(73,921)	(97.1)%
TOTAL OPERATING EXPENSE	(11,769,470)	(70.1)%	(6,288,718)	(33.6)%	(5,480,752)	87.2%

LOSS FROM OPERATIONS	(9,019,799)	(53.7)%	(2,377,822)	(12.7)%	(6,641,977)	279.3%

OTHER INCOME (EXPENSE):
Interest income	1,247,544	7.4%	558,059	3.0%	689,485	123.6%
Interest expense	(63,368)	(0.4)%	(788,589)	(4.2)%	725,221	(92.0)%
Change in fair value of contingent consideration	-	0.0%	(1,069,000)	(5.7)%	1,069,000	(100.0)%
Government grants	220,967	1.3%	13,431	0.1%	207,536	1545.2%
Gain from sale of equity in the Affiliate Company	822	0.0%	-	0.0%	822	-
Share of loss after tax of the Affiliate Company	(119)	(0.0)%	(1,550,568)	(8.3)%	1,550,449	(100.0)%
Other income, net	442,102	2.6%	988,287	5.3%	(546,185)	(55.3)%
TOTAL OTHER INCOME (EXPENSE), NET	1,847,948	11.0%	(1,848,380)	(9.9)%	3,696,328	(200.0)%

LOSS BEFORE INCOME TAXES	(7,171,851)	(42.7)%	(4,226,202)	(22.6)%	(2,945,649)	69.7%

INCOME TAX (EXPENSE) BENEFIT	(696,968)	(4.1)%	2,767,939	14.8%	(3,464,907)	(125.2)%

NET LOSS	(7,868,819)	(46.9)%	(1,458,263)	(7.8)%	(6,410,556)	439.6%

(a) Revenue

For the three months ended September 30, 2021, Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $16,795,712 compared to $18,717,218 for the same period of 2020, representing a decrease of $1,921,506 or 10.3%. The decrease in revenue was mainly due to the decrease in EV parts sales.

The following table summarizes our revenues by product types for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30
	2021	2020
	Sales	Sales
EV parts	$3,166,740	$8,438,958
EV products	328,772	515,128
Off-road vehicles	6,848,448	8,852,475
Electric Scooters, Electric Self-Balancing Scooters and associated parts	6,275,645	910,657
Battery exchange equipment and Battery exchange service	176,107	-
Total	$16,795,712	$18,717,218

EV Parts

During the three months ended September 30, 2021, Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $3,166,740, representing a decrease of $5,272,218 or 62.5% from $8,438,958 for the same quarter of 2020, which was mainly due to the decreased battery packs sales compared to the same period of last year

Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the three months ended September 30, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 18.9% of total sales.

EV Products

During the three months ended September 30, 2021, Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $328,772, representing a decrease of $186,356 from 515,128 for the same quarter of 2020. These sales accounted for 2.0% of total sales.

Off-Road Vehicles

During the three months ended September 30, 2021, Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $6,848,448, representing a decrease of $2,004,027 or 22.6% from $8,852,475, for the same quarter of 2020. The decrease was mainly due to shortage of inventory to fulfill all sales orders received from the customers in the United States. The global shortage of shipping containers, primarily caused by the Covid-19 pandemic, has led to increased delay times and hence shortage of inventory.

Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 40.8% of our operating entities’ total net revenue for the three months ended September 30, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended September 30, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Electric Scooters, Electric Self-Balancing Scooters and associated parts was $ 6,275,645 , representing an increase of $5,364,988 or 589.1% from $910,657 for the same period of 2020. The increase was mainly due to our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020, and Zhejiang Kandi Technologies and its subsidiaries are now having sufficient capacity to fulfill the sales orders of Electric Scooters and Electric Self-Balancing Scooters and associated parts. These sales accounted for 37.4% of total sales.

Battery exchange equipment and Battery exchange service

During the three months ended September 30, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Battery exchange equipment and Battery exchange service was $176,107, there was no such sales for the same period of 2020.

The following table shows the breakdown of our net revenues:

	Three Months Ended September 30
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$7,060,320	$9,253,750
China	9,735,392	9,463,468
Total	$16,795,712	$18,717,218

Major products
EV parts	$3,166,740	$8,438,958
EV products	328,772	515,128
Off-road vehicles	6,848,448	8,852,475
Electric Scooters, Electric Self-Balancing Scooters and associated parts	6,275,645	910,657
Battery exchange equipment and Battery exchange service	176,107	-
Total	$16,795,712	$18,717,218

Timing of revenue recognition
Products transferred at a point in time	$16,795,712	$18,717,218
Total	$16,795,712	$18,717,218

(b) Cost of goods sold

Cost of goods sold was $14,046,041 during the three months ended September 30, 2021, representing a decrease of $760,281, or 5.1%, compared to $14,806,322 for the same period of 2020. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our operating entities’ margins by product for the three months ended September 30, 2021 and 2020 are as set forth below:

	Three Months Ended September 30
	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$3,166,740	2,770,713	396,027	12.5%	$8,438,958	7,200,214	1,238,744	14.7%
EV products	328,772	198,897	129,875	39.5%	515,128	248,945	266,183	51.7%
Off-road vehicles	6,848,448	5,293,000	1,555,448	22.7%	8,852,475	6,483,014	2,369,461	26.8%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	6,275,645	5,630,824	644,821	10.3%	910,657.00	874,149.00	36,508	4.0%
Battery exchange equipment and Battery exchange service	176,107	152,607	23,500	13.3%	-	-	-	-
Total	$16,795,712	14,046,041	2,749,671	16.4%	$18,717,218	14,806,322	3,910,896	20.9%

Gross profit for the third quarter of 2021 decreased 29.7% to $2,749,671, compared to $3,910,896 for the same period last year. This was primarily attributable to the sales decrease of EV Parts and off-road vehicles. Our operating entities’ gross margin decreased to 16.4% compared to 20.9% for the same period of 2020. The decrease in our operating entities’ gross margin was mainly due to the product mix that the less proportion of revenue was generated from the off-road vehicles which offers higher gross margin. Meanwhile, higher proportion of revenue was generated from electric scooters, electric self-balancing scooters and associated parts which had relatively lower gross margin than other products.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $6,747,934 for the third quarter of 2021, an increase of $5,760,649 or 583.5% compared to $987,285 for the same period of last year. The increase was mainly due to the Company’s R & D expenditure in the third quarter of 2021 for new products.

(e) Sales and marketing

Selling and distribution expenses were $1,290,544 for the third quarter of 2021, compared to $2,165,383 for the same period last year, representing a decrease of $874,839 or 40.4%. The decrease was primarily attributable to the labor and advertising expenses in connection with the expansion the U.S. electric vehicle market in the same period last year.

(f) General and administrative expenses

General and administrative expenses were $3,733,230 for the third quarter of 2021, compared to $3,212,209 for the same period last year, representing an increase of $521,021 or 16.2%. For the three months ended September 30, 2021, general and administrative expenses included $22,925 as expenses for common stock awards to employees and Board members, compared to $22,925 for the same period in 2020. Besides stock compensation expense, our operating entities’ net general and administrative expenses for the three months ended September 30, 2021 were $3,710,305, representing an increase of $521,021, from $3,189,284 for the same period of 2020, which was largely due to the increase of depreciation expenses.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $2,238 for the third quarter of 2021, compared to $ 76,159 for the same period last year, which was due to exchange rate difference. For the three months ended September 30, 2021and 2020, there were no gain on disposal of long-lived assets in local currency.

(h) Interest income

Interest income was $1,247,544 for the third quarter of 2021, representing an increase of $689,485 or 123.6% compared to $558,059 for the same period of last year. The increase was primarily attributable to increased interest earned on bank deposit.

(i) Interest expenses

Interest expenses were $63,368 in the third quarter of 2021, representing a decrease of $725,221 or 92.0% compared to $788,589 for the same period of last year. The decrease was primarily due to the interest expenses related to short-term and long-term debt of the PRC subsidiaries in the same period of last year, which has been paid off as of the end of 2020.

(j) Change in fair value of contingent consideration

For the third quarter of 2021, the loss related to changes in the fair value of contingent consideration was $0 compared to loss related to changes in the fair value of contingent consideration of $1,069,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $220,967 for the third quarter of 2021, compared to $13,431 for the same quarter last year, representing an increase of $207,536, or 1545.2%, which was largely attributable to the financial support from Jinhua and Hainan local government in the third quarter of 2021.

(l) Gain from sale of equity in the Affiliate Company

Gain from equity sale was $822 (Due to exchange rate difference. For the three months ended September 30, 2021, there were no gain from equity sale in the Affiliate Company in local currency) for the third quarter of 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Affiliate Company

For the third quarter of 2021, our share of loss of the Affiliate Company was $119 (due to exchange rate difference. For the three months ended September 30, 2021, there were no share of loss after tax of the Affiliate Company in local currency.) as compared to share of loss of $1,550,568 for the same period of last year.

(n) Other income, net

Other income, net was $442,102 for the third quarter of 2021, compared to $988,287 for the same period of last year, representing a decrease of $546,185, or 55.3%, which was largely due to the discount and cancellation of accounts payable after negotiation with suppliers in the same quarter of last year.

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

Our actual effective income tax rate for the third quarter of 2021 was a tax expense of 9.72% on a reported loss before taxes of approximately $7.2 million, compared to a tax benefit of 65.49% on a reported loss before taxes of approximately $4.2 million for the same period of last year.

(p) Net income (loss)

Net loss was $7,868,819 for the third quarter of 2021, representing an increase loss of $6,410,556 compared to net loss of $1,458,263 for the same period of last year. The increase loss was primarily attributable to the decreased sales and increased research and development expenses compared to the same period of last year.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	Change in Amount	Change in %
REVENUES FROM UNRELATED PARTIES, NET	$62,647,714	100.0%	$44,525,756	100.0%	$18,121,958	40.7%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,587	0.0%	962	0.0%	625	65.0%

REVENUES, NET	62,649,301	100.0%	44,526,718	100.0%	18,122,583	40.7%

COST OF GOODS SOLD	(49,447,497)	(78.9)%	(35,911,785)	(80.7)%	(13,535,712)	37.7%

GROSS PROFIT	13,201,804	21.1%	8,614,933	19.3%	4,586,871	53.2%

OPERATING INCOME (EXPENSE):
Research and development	(31,937,436)	(51.0)%	(2,777,426)	(6.2)%	(29,160,010)	1049.9%
Selling and marketing	(3,494,927)	(5.6)%	(3,807,355)	(8.6)%	312,428	(8.2)%
General and administrative	(13,522,925)	(21.6)%	(10,186,135)	(22.9)%	(3,336,790)	32.8%
Gain on disposal of long-lived assets	48,255,905	77.0%	13,983,733	31.4%	34,272,172	245.1%
TOTAL OPERATING EXPENSE	(699,383)	(1.1)%	(2,787,183)	(6.3)%	2,087,800	(74.9)%

INCOME FROM OPERATIONS	12,502,421	20.0%	5,827,750	13.1%	6,674,671	114.5%

OTHER INCOME (EXPENSE):
Interest income	2,750,241	4.4%	1,118,795	2.5%	1,631,446	145.8%
Interest expense	(267,785)	(0.4)%	(2,894,579)	(6.5)%	2,626,794	(90.7)%
Change in fair value of contingent consideration	-	0.0%	1,794,000	4.0%	(1,794,000)	(100.0)%
Government grants	570,162	0.9%	111,329	0.3%	458,833	412.1%
Gain from sale of equity in the Affiliate Company	17,734,733	28.3%	-	0.0%	17,734,733	-
Share of loss after tax of the Affiliate Company	(2,584,520)	(4.1)%	(5,631,867)	(12.6)%	3,047,347	(54.1)%
Other income, net	4,768,092	7.6%	2,051,272	4.6%	2,716,820	132.4%
TOTAL OTHER INCOME (EXPENSE), NET	22,970,923	36.7%	(3,451,050)	(7.8)%	26,421,973	(765.6)%

INCOME BEFORE INCOME TAXES	35,473,344	56.6%	2,376,700	5.3%	33,096,644	1392.5%

INCOME TAX EXPENSE	(8,815,409)	(14.1)%	(1,354,563)	(3.0)%	(7,460,846)	550.8%

NET INCOME	26,657,935	42.6%	1,022,137	2.3%	25,635,798	2508.1%

(a) Revenue

For the nine months ended September 30, 2021, Zhenjiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $62,649,301 compared to $44,526,718 for the same period of 2020, representing an increase of $18,122,583 or 40.7%. The increase in revenue was mainly due to the increase in Electric Scooters, Electric Self-Balancing Scooters and associated parts sales.

The following table summarizes our operating entities’ revenues by product types for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
	2021	2020
	Sales	Sales
EV parts	$16,215,586	$23,034,841
EV products	1,061,078	769,034
Off-road vehicles	17,940,647	19,452,160
Electric Scooters, Electric Self-Balancing Scooters and associated parts	26,671,006	1,270,683
Battery exchange equipment and Battery exchange service	760,984	-
Total	$62,649,301	$44,526,718

EV Parts

During the nine months ended September 30, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $16,215,586, representing a decrease of $6,819,255 or 29.6% from $23,034,841 for the same period of 2020.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the nine months ended September 30, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 25.9% of total sales.

EV Products

During the nine months ended September 30, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $1,061,078, representing an increase of $292,044 or 38.0% from 769,034 for the same quarter of 2020, which was due to the sales of EVs to the ride-hailing platform in China market during 2021. These sales accounted for 1.7% of total sales.

Off-Road Vehicles

During the nine months ended September 30, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $17,940,647, representing a decrease of $1,511,513 or 7.8% from $19,452,160, for the same period of 2020. The decrease was mainly due to shortage of inventory to fulfill all sales orders received from the customers in the United States. The global shortage of shipping containers, primarily caused by the Covid-19 pandemic, has led to increased delay times and hence shortage of inventory.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 28.6% of our operating entities’ total net revenue for the nine months ended September 30, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the nine months ended September 30, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Electric Scooters, Electric Self-Balancing Scooters and associated parts was $26,671,006, representing an increase of $25,400,323 or 1,999.0% from 1,270,683 for the same quarter of 2020.The increase was mainly due to our successful expansion of intelligent transportation products after the COVID-19 outbreak seriously impacted the EV market in 2020, and we are now having sufficient capacity to fulfill the sales orders of Electric Scooters and Electric Self-Balancing Scooters and associated parts. These sales accounted for 42.6% of total sales.

Battery exchange equipment and Battery exchange service

During the nine months ended September 30, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Battery exchange equipment and Battery exchange service was $760,984, there was no such sales for the same period of 2020.

The following table shows the breakdown of our net revenues:

	Nine Months Ended September 30
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$21,108,327	$19,955,855
China	41,540,974	24,570,863
Total	$62,649,301	$44,526,718

Major products
EV parts	$16,215,586	$23,034,841
EV products	1,061,078	769,034
Off-road vehicles	17,940,647	19,452,160
Electric Scooters, Electric Self-Balancing Scooters and associated parts	26,671,006	1,270,683
Battery exchange equipment and Battery exchange service	760,984	-
Total	$62,649,301	$44,526,718

Timing of revenue recognition
Products transferred at a point in time	$62,649,301	$44,526,718
Total	$62,649,301	$44,526,718

(b) Cost of goods sold

Cost of goods sold was $49,447,497 during the nine months ended September 30, 2021, representing an increase of $13,535,712, or 37.7%, compared to $35,911,785 for the same period of 2020. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our operating entities’ margins by product for the nine months ended September 30, 2021 and 2020 are as set forth below:

	Nine Months Ended September 30
	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$16,215,586	12,666,341	3,549,245	21.9%	$23,034,841	19,803,364	3,231,477	14.0%
EV products	1,061,078	850,775	210,303	19.8%	769,034	485,539	283,495	36.9%
Off-road vehicles	17,940,647	13,504,150	4,436,497	24.7%	19,452,160	14,416,321	5,035,839	25.9%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	26,671,006	21,744,464	4,926,542	18.5%	1,270,683.00	1,206,561.00	64,122	5.0%
Battery exchange equipment and Battery exchange service	760,984	681,767	79,217	10.4%	-	-	-	-
Total	$62,649,301	49,447,497	13,201,804	21.1%	$44,526,718	35,911,785	8,614,933	19.3%

Gross profit for the first three quarters of 2021 increased 53.2% to $13,201,804, compared to $8,614,933 for the same period last year. This was primarily attributable to the sales increase of Electric Scooters, Electric Self-Balancing Scooters and associated parts. Our operating entities’ gross margin increased to 21.1% compared to 19.3% for the same period of 2020. The increase in our gross margin was mainly due to a higher concentration of sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts which has a higher gross margin compared to other product lines. The sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts was immaterial in the same period of 2020.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $31,937,436 for the first three quarters of 2021, an increase of $29,160,010 or 1,049.9% compared to $2,777,426 for the same period of last year. The increase was mainly due to the Company’s R & D expenditure in the first half of 2021 for new products.

(e) Sales and marketing

Selling and distribution expenses were $3,494,927 for the first three quarters of 2021, compared to $3,807,355 for the same period last year, representing a decrease of $312,428 or 8.2%, which was comparable.

(f) General and administrative expenses

General and administrative expenses were $13,522,925 for the first three quarters of 2021, compared to $10,186,135 for the same period last year, representing an increase of $3,336,790 or 32.8%. For the nine months ended September 30, 2021, general and administrative expenses included $1,452,381 as expenses for common stock awards to employees and Board members, compared to $870,471 for the same period in 2020. Besides stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2021 were $12,070,544, representing an increase of $2,754,880, from $9,315,664 for the same period of 2020, which was largely due to the increase in need for professional services and other administrative activities.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $48,255,905 for the first three quarters of 2021, compared to $13,907,574 for the same period last year, representing an increase of $34,272,172 or 245.1%. which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $2,750,241 for the first three quarters of 2021, representing an increase of $1,631,446 or 145.8% compared to $1,118,795 for the same period of last year. The increase was primarily attributable to the increased interest earned on bank deposit.

(i) Interest expenses

Interest expenses were $267,785 in the first three quarters of 2021, representing a decrease of $2,626,794 or 90.7% compared to $2,894,579 for the same period of last year. The decrease was primarily due to the interest expenses related to short-term and long-term debt of the PRC subsidiaries in the same period of last year, which has been paid off as of the end of 2020.

(j) Change in fair value of contingent consideration

For the first three quarters of 2021, the gain related to changes in the fair value of contingent consideration was $0 compared to gain related to changes in the fair value of contingent consideration of $1,794,000 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 21 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $570,162 for the first three quarters of 2021, compared to $111,329 for the same quarter last year, representing an increase of $458,833, or 412.1%, which was largely attributable to the financial support from Jinhua and Hainan local government in the third quarter of 2021.

(l) Gain from sale of equity in the Affiliate Company

Gain from equity sale was $17,734,733 for the first three quarters of 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Affiliate Company

For the first three quarters of 2021, our share of loss of the Affiliate Company was $2,584,520 as compared to share of loss of $5,631,867 for the same period of last year. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $47.7 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $23.8 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(n) Other income, net

Other income, net was $4,768,092 for the first three quarters of 2021, representing an increase of $2,716,820 or 132.4% compared to $2,051,272 for the same period of last year, which was largely due to the increased discount of accounts payable after negotiation with supplier compared with same period of last year.

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

Our actual effective income tax rate for the first three quarters of 2021 was a tax expense of 24.85% on a reported income before taxes of approximately $35.5 million, compared to a tax expense of 56.99% on a reported income before taxes of approximately $2.4 million for the same period of last year.

(p) Net income (loss)

Net income was $26,657,935 for the first three quarters of 2021, representing an increase of $25,635,798 compared to net income $1,022,137 for the same period of last year. The increase was primarily attributable to $48 million gain on disposal of long-live asset recognized in the second quarter of 2021, compared to $14 million gain on disposal of long-live asset in the same period of last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(19,432,052)	$(13,365,968)
Net cash provided by investing activities	$30,061,352	$46,247,972
Net cash provided by (used in) financing activities	$2,630,000	$(25,770,794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$13,259,300	$7,111,210
Effect of exchange rate changes	$990,440	$535,314
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$156,770,375	$24,159,159

For the first three quarters of 2021, cash used in operating activities was $19,432,052, as compared to $13,365,968 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts and off-road vehicles. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first three quarters of 2021 were a decrease of advances to supplier and prepayments and prepaid expenses of $18,776,708. The major operating activity that used cash for the first three quarters of 2021 was an increase of other receivables and other assets of $17,537,034.

For the first three quarters of 2021, cash derived from investing activities was $30,061,352, as compared to $46,247,972 for the same period of last year. The major investing activities that provided cash for the first three quarters of 2021 were an increase of cash received from equity sale in the Affiliate Company of $47,608,743 and an increase of repayments of loan to third party of $31,687,637. The major investing activities that used cash for the first three quarters of 2021 were an increase of certificate of deposit of $54,100,844.

For the first three quarters of 2021, cash derived from financing activities was $2,630,000, as compared to cash used in financing activities of $25,770,794 for the same period of last year. The major financing activities that provided cash for the first three quarters of 2021 were proceeds from short-term bank loans of $2,630,000.

Working Capital

We had working capital of $289,438,585 at September 30, 2021, which reflects an increase of $66,120,434 from a working capital of $223,318,151 as of December 31, 2020.

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 24 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities

On September 12, 2021, the Company announced that we received the final payment from the sale of its 22% equity in Fengsheng Automotive Technologies Group Co., Ltd. back to Geely.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Risks Related to Our Corporate Structure and Doing Business in the PRC

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations conducted through our PRC operating entities may be adversely affected by the current and future political environment in the PRC. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our operating entities’ business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC. The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of the securities being offered. Any adverse changes in Chinese laws and regulations and the Chinese government’s significant oversight and discretion over the conduct of our business could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our common stock or cause them to become worthless.

Kandi Technologies a holding company incorporated in the Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our wholly-owned subsidiaries and a small portion of our operations through VIE in the PRC. Kandi Technologies owns 50% of the equity interest in the VIE. Pursuant to certain VIE agreements that were executed in January 2011, Zhejiang Kandi Technologies, our wholly-owned subsidiary in the PRC, is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy” or the “VIE”). Kandi New Energy currently holds battery pack production licensing rights. These contractual arrangements are not as effective in providing control over the VIE as direct ownership. For example, the VIE may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIE may seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations, and each of the contracts among our wholly-owned PRC subsidiary, our consolidated VIE and their shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to ours. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If our corporate structure and contractual arrangements are deemed by the relevant regulators that have competent authority, to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses that are related to the VIE;

●	levying fines on us;

●	confiscating any of our income that they deem to be obtained through illegal operations;

●	shutting down our services that are related to the VIE;

●	discontinuing or restricting our operations in China that are related to the VIE;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us to change our corporate structure and contractual arrangements;

●	restricting or prohibiting our use of the proceeds from overseas offering to finance our consolidated VIE’s business and operations; and

●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of our consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to materially decline. Moreover, although only a minor portion of the Company’s business is conducted through the 50% owned VIE, if the PRC government determines that the contractual arrangements constituting part of our VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of our PRC subsidiaries that conduct all or substantially all of our operations.

Our current corporate structure and business operations and the market price of our ordinary shares may be affected by the newly enacted Foreign Investment Law which does not explicitly classify whether VIE that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors.

The VIE structure has been adopted by many Chinese-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. On March 15, 2019, the National People’s Congress, China’s national legislative body (the “NPC”) approved the Foreign Investment Law, which took effect on January 1, 2020. On December 26, 2019, the PRC State Council approved the Implementation Rules of the Foreign Investment Law, which came into effect on January 1, 2020. Since they are relatively new, uncertainties exist in relation to their interpretation. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements being viewed as a form of foreign investment. Therefore, there can be no assurance that our control over our consolidated VIE through contractual arrangements will not be deemed as foreign investment in the future.

According to the Foreign Investment Law, the State Council shall promulgate or approve a list of special administrative measures for market access of foreign investments, or the Negative List. The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Negative List. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. Pursuant to the Negative List, the development, production and distribution of the EV battery packs and EV parts does not fall within the “prohibited” category. However, since the Negative List has been adjusted and updated almost on an annual basis in the recent years, we cannot assure you that the aforementioned business will continuously be beyond the “prohibited” category. If our control over our consolidated VIE through contractual arrangements are deemed as foreign investment in the future, and any business of our consolidated VIE is “restricted” or “prohibited” from foreign investment under the “Negative List” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our consolidated VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation and the market price of our ordinary shares.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations and the market price of our ordinary shares.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

 China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our business. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, recently, the National People’s Congress released the Personal Information Protection Law, which will become effective on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. Currently, there is no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Based on our understanding of the Chinese laws and regulations in effect at the time of this report, we will not be required to submit an application to the CSRC for its approval of an offering in a foreseeable future and the listing and trading of our common stock on Nasdaq. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and our belief is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules or overseas offering approval. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. We do not believe we are among the “operator of critical information infrastructure” or “data processor” as mentioned above. Based on the above and our understanding of the Chinese laws and regulations currently in effect as of the date of this report, we will not be required to submit an application to the CSRC or the CAC for the approval of a future offering and the listing and trading of our securities on the Nasdaq. However, the revised draft of the Measures for Cybersecurity Review is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities. Thus, it is still uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals. Furthermore, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for future offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors. For instance, in the event that the CSRC approval or any regulatory approval is required for a future offering, or if the CSRC or any other PRC government authorities promulgates any new laws, rules or regulations or any interpretation or implements rules before our listing that would require us to obtain the CSRC or any other governmental approval for a future offering, we may face sanctions by the CSRC or other PRC regulatory agencies if we fail to seek CSRC approval for such future offering. These sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from a future offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt a future offering before the settlement and delivery of the securities that we offer. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we offer, you would be doing so at the risk that the settlement and delivery may not occur. Any uncertainties or negative publicity regarding such approval requirements could have a material adverse effect on our ability to complete any follow-on offering of our securities or the market for and market price of our common stock.

It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with regulatory authorities in the Unities States—including the SEC and the Department of Justice—may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

Our auditor, Benjamin & Ko is headquartered in Santa Ana, CA, USA, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary shares could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the Holding Foreign Companies Accountable Act to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our ordinary shares could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

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

Date: November 9, 2021	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)