Form 10-K
period 2021-12-31
Kandi Technologies Group, Inc.
filed 2022-03-15
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $365,214,591.

The number of shares of common stock issued and outstanding as of March 10, 2022 was 77,395,130 and 76,256,345, respectively.

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

ii

PART I

Except as otherwise indicated in this Annual Report, references to

●	“China”, or “PRC” refers to the People’s Republic of China.

●	“China Battery Exchange” refers to China Battery Exchange (Zhejiang) Technology Co., Ltd.

●	“Continental” refers to Continental Development Limited

●	“Fengsheng” refers to Fengsheng Automotive Technology Group Co., Ltd., formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd.

●	“Hengrun” refers to Hunan Hengrun Automobile Co., Ltd.

●	“Hainan Kandi Holding” refers to Hainan Kandi Holding New Energy Technology Co., Ltd.

●	“Jiangxi Huiyi” refers to Jiangxi Province Huiyi New Energy Co., Ltd.

●	“Kandi Hainan” refers to Kandi Electric Vehicles (Hainan) Co., Ltd.

●	“Kandi Investment” refers to Kandi America Investment, LLC.

●	“Kandi New Energy” refers to Jinhua Kandi New Energy Vehicles Co., Ltd.

●	“Kandi Technologies” refers to Kandi Technologies Group, Inc.

●	“Kandi Smart Battery Swap” refers to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd., formerly known as Jinhua An Kao Power Technology Co., Ltd., or “Jinhua An Kao”.

●	“RMB” and “Renminbi” both refer to the legal currency of China.

●	“Ruiheng” refers to Zhejiang Ruiheng Technology Co., Ltd.

●	“SC AutoSports” refers to SC AutoSports, LLC., formerly known as Sportsman Country, LLC

●	“US$”, “U.S. dollars”, “$”, and dollars” all refer to the legal currency of the United States.

●	“We,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. ..

●	“Yongkang Scrou” refers to Yongkang Scrou Electric Co., Ltd.

●	“Zhejiang Kandi Technologies” refers to Zhejiang Kandi Technologies Group, Co. Ltd., formerly known as Zhejiang Kandi Vehicles Co., Ltd., or “Kandi Vehicles”.

We use U.S. dollars as reporting currency in our financial statements and in this Annual Report. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the rates of exchange as of the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. In other parts of this Annual Report, any Renminbi denominated amounts are accompanied by translations. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. The PRC government restricts or prohibits the conversion of Renminbi into foreign currency and foreign currency into Renminbi for certain types of transactions.

Item 1. Business Introduction

Our Core Business

Kandi Technologies Group, Inc. (“Kandi Technologies”) is a Delaware holding company, with its common stock being traded on the NASDAQ Global Select Market. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies Group, Co. Ltd. (“Zhejiang Kandi Technologies”) and U.S. wholly-owned subsidiaries SC Autosports, LLC (“SC Autosports”) and their subsidiaries.

Originally, our primary business operations consist of designing, developing, manufacturing and commercializing electric vehicle (“EV”) products and EV parts. However, in recent years, some EV enterprises in China are seizing market share at the cost of huge losses. We gradually realized that the EV market of China has not reached a healthy and orderly development stage. Therefore, with our financial condition, it is unwise to participate in this “loss competition” at this stage. We always firmly believe that only with the maturity of changing-battery-model can EV be truly popularized. Since we have advanced EV intelligent battery swap equipment, manufacturing capacity of EV with intelligent battery swap mode and dozens of patented technologies in battery swap, we will continue to improve and perfect in the field of online car hailing with battery swap mode, and will make full efforts when the EV market of China enters a healthy and orderly development stage. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, in 2022, we will apply EV technology to off-road vehicle products and launch a variety of pure electric utility vehicles (“UTV”), Neighborhood EVs (“NEVs”), Golf carts and off-road crossover vehicles. We will fully enter the off-road vehicle market utilizing the high-end technology that accumulated by Kandi in the field of EVs over the past years, and strive to achieve a leading position in this field in China within three years.

We do not believe that our major business is within the targeted areas of concern by the Chinese government. However, because of the Company’s subsidiaries in the PRC and its operations there, there is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Additionally, we are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are uncertain, and therefore, these risks may result in a material change in our operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

Our Organizational Structure

The Company’s organizational chart as of the date of this report is as follows:

Kandi Technologies Group, Inc.
(KNDI)
("Kandi Technologies")
100%
100%
Continental Development Limited
("Continental")
SC Autosports, LLC
("SC Autosports" "d/b/a Kandi America")
100%
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
100%
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd ("Kandi Smart Battery Swap")
(formerly known as Jinhua An Kao Power Technology Co., Ltd.)
Non-affiliated Entities
Non-affiliated Individuals
100%
Jinhua Kandi New Energy Vehicle Co., Ltd.
("Kandi New Energy")
Non-affiliated Individuals
80%
10%
10%
45%
55%
100%
100%
10%
90%
Zhejiang Ruiheng Technology Co., Ltd. and its subsidiaries
("Ruiheng")
Kandi Electric Vehicles (Hainan) Co., Ltd.
("Kandi Hainan")
Yongkang Scrou Electric Co., Ltd
("Yongkang Scrou")
Jiangxi Province Huiyi New Energy Co., Ltd.
("Jiangxi Huiyi")
Zhejiang Kandi Supply Chain Management Co., Ltd. ("Supply Chain Company")
Non-affiliated Entities
33.3%
66.7%
Hainan Kandi Holding New Energy Technology Co., Ltd.
("Hainan Kandi Holding")

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Industry Overview

Over the years, governments and the automobile manufacturing industry have reached a consensus on the importance of diversifying the automobile industry and utilizing various energy resources. China is one of the world’s largest automobile markets. China has relatively scarce fuel reserves but rich natural resources of electric power. As a result, the Chinese government has been implementing industrial policies of supporting new energy vehicles. The diversified market with the coexistence of traditional fuel vehicles, plug-in hybrid vehicles and pure electric vehicles has been initially formed. We believe China is a huge prospective market for pure electric vehicles. We also believe that in the global automobile industry, there is great development space for the Chinese electric vehicles and their core parts industry in the future. In addition, with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, management believes this industry still has huge development space.

Competitive Landscape

In general, our EV and electric off-road vehicles business faces competition from two groups of competitors: traditional vehicle manufacturers and new market entrants.

In terms of competition with conventional fuel vehicle and off-road vehicles manufacturers, many of the conventional fuel vehicle manufacturers are much larger in terms of size, manufacturing capabilities, customer bases, financial, marketing and human resources than the electric vehicle and electric off-road vehicles manufacturers. However, the conventional fuel vehicles and off-road vehicles face many challenges, including but not limited to environmental pollution and energy scarcity, which in turn provide great opportunities for the rapid development of the EV and electric off-road vehicles industry.

Our Opportunities and Growth Strategy

Due to worsening air pollution and concerns about petroleum resource dependence, the new energy industry is developing vigorously. Given its technology innovation with integrated solutions and operation experience, Kandi has benefited from the development of EV and electric off-road vehicles industry.

Our business strategy includes efforts to provide customers with high-quality products, to expand our footprint in new and existing markets, and to advance our profile and the market demand through the further innovations. We also provide products to end users through our distributors.

Today, cities in China face four critical challenges in the traffic environment, including pollution, traffic congestion, insufficient parking availability and growing scarcity of energy supplies, which are mainly the result of ever growing volume of gas-powered private cars. The best solution to these problems is to increase more affordable public transportation for urban residents. Subway and bus used to be the most popular public transportation options in China. They form the main artery of urban public transportation but such system is lack of capillary. In this regard, we introduced the Car-Share Program by using pure electric vehicles. Urban public transportation system can be improved with the online ride-sharing program (“Online Ride-Sharing Program”).

In order to create an ecosphere of EV changing-battery-model, on October 22, 2020, the Company entered into a strategic agreement with Zhejiang State Grid Electric Vehicle Service Company. The two parties will cooperate extensively across the whole supply chain for electric vehicle-battery exchange. This in-depth collaboration will focus on the following areas: centralized constant temperature battery charging, distribution, maintenance, battery recycling, construction and operation of power exchange networks, power exchange services to meet energy demand, grid auxiliary services, flexible control of power load exchange, as well as other value-added services for power exchange stations. The two parties will first start their collaboration in the project of “300,000 government-accredited ride-sharing vehicles within 5 years” (the “Online Ride-Sharing Project”) initiated by Kandi, and then expand into new areas of cooperation based on the progress in this collaboration. Now the Online Ride-Sharing Project is operated by Ruiheng, the investee of Zhejiang Kandi Technologies. Currently, there are two modes of car-share programs in the market. One is that a car rental service provider offers its cars at certain locations, and customers can pick up cars at these locations by themselves. The other mode is that a service provider will deliver cars to the customers pursuant to their need and request made through the service provider’s network platform. A service provider will provide pick-up service with a driver, commonly known as the online ride-sharing service program. Now online ride-sharing service program is one of the most active sharing economy models in China. The innovative business model of the five-year 300,000 units online ride-sharing service program initiated by us provides an excellent solution to EV sharing. The character of this program is that all the cars casted to the online platform use the changing battery model, which solves problems including high price of EVs, short recharging mileage, long recharging time, shortage of charging facilities, battery attenuation and potential pollution problem. Furthermore this model allows the battery to be slowly recharged at a constant temperature, which prolongs the usage life of the battery and realize green energy efficiency We believe that this upgrade to Online Ride-Sharing Program from MPT (“Micro Public Transportation”) advocated and practiced by Kandi do have the opportunity to become the benchmark of urban car-share and play a significant role in the development of EV changing-battery-model ecosphere in the future.

SC Autosports is a Dallas-based sales company with nationwide sales channels in the U.S that is primarily engaged in the wholesale of off-road vehicle products, with a small percentage of its business derived from wholesale and retail of off-road vehicle parts. It has a seasoned management team and a distribution force averaging over ten years of sales experience. Kandi Technologies acquired 100% ownership of SC Autosports on July 1, 2028.

Our Products

General

For the years ended December 31, 2021 and 2020, our products primarily consist of EV parts, EV products, and off-road vehicles including All-Terrain Vehicles (“ATVs”), UTVs, go-karts, and electric scooters, electric self-balancing Scooters and associated parts. Based on our market research on consumer demand trends, we have adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$32,669,996	$29,394,148
China	58,816,388	47,526,365
Total	$91,486,384	$76,920,513

Major products
EV parts	$25,348,003	$40,645,696
EV products	1,478,566	684,525
Off-road vehicles	29,336,693	29,824,323
Electric Scooters, Electric Self-Balancing Scooters and associated parts	30,018,290	5,765,969
Battery exchange equipment and Battery exchange service	785,183	-
Lithium-ion cells	4,519,649	-
Total	$91,486,384	$76,920,513

Timing of revenue recognition
Products transferred at a point in time	$91,486,384	$76,920,513
Total	$91,486,384	$76,920,513

Sales and Distribution

There are two major sales modes of our export products: the first mode is indirect sales to domestic import and export companies for external sales, and the second is direct sales to foreign importers. Our products sold in China are mainly through our sales department to sign sales contracts directly with customers.

Currently, K23 model is applying for manufacture license. If it goes smoothly, it is expected that the manufacture license will be granted at the end of the second quarter of 2022. After receiving the manufacture license, K23 model can be then delivered into the Chinese market.

During 2020, the Company received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models – the K23 and K27 – via Certificates of Conformity. However, until now, the airbags of the products have not met the technical requirements of the United States. Therefore, the launch time of the above-mentioned two products in the United States is still uncertain. Currently, the low-speed versions (NEV) of K23 and K27, which are specifically designed for the U.S. market have met the relevant requirements in the United States, and now have gradually begun to be delivered to customers. The prototypes of our UTV K32 were delivered to SC Autosports for dealers to review and provide feedback. The initial feedback we received was positive and we also received some suggestions. We have made improvement based on the suggestions and plan to deliver first batch of K32 in the late first quarter of 2022. Since the beginning of 2021, we have been signing up and delivering NEV to Kandi’s dealers. The potential buyers can reserve a NEV K23 or K27 by paying a fully unconditionally refundable $100 deposit on our website. Once we receive the reservation fee and request, we will pass the reservation to dealers, who will then contact the potential buyers to complete the purchase process, the completion of which is subject to which payment method the buyers may utilize and the approval of a bank if a loan is needed. Regarding our latest model off-road UTV K32, similar to NEV K23 and K27, we are taking reservations made through our website and plan to deliver first batch of K32 to dealers in the late first quarter of 2022. Please be advised that that we are using online reservations as a lead generator for our dealerships. The final sales will be completed by our dealers. The prototypes shown on our website on our website will be the final models for delivery. Currently SC Autosports sells through the authorized dealers covering more than thirty states, from western coast to eastern coast in the U.S. for its NEV and off-road vehicles. SC Autosports also sells parts and youth vehicles on its website www.partsBoss.com.

Customers

For the year ended December 31, 2021 and 2020, the major customers of our operating subsidiaries, in the aggregate, accounted for 29% and 38% of our sales. Our operating subsidiaries are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on pure electric off-road vehicle business.

For the year ended December 31, 2021 and 2020, the Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales		Trade Receivable
Major Customers	Year Ended December 31, 2021	Year Ended December 31, 2020	December 31, 2021	December 31, 2020
Customer A	15%	9%	13%	13%
Customer B	14%	14%	2%	7%
Customer C	3%	24%	1%	15%

Sources of Supply

All raw materials are purchased from suppliers. Our operating subsidiaries have developed close relationships with several key suppliers particularly in the procurement of certain key parts. While our operating subsidiaries obtain components from multiple third-party sources in some cases, we do not have, and do not anticipate to have, any difficulty in obtaining required materials from our suppliers. We believe that our operating subsidiaries have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements.

For the year ended December 31, 2021 and 2020, our operating subsidiaries’ material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Year Ended December 31, 2021	Year Ended December 31, 2020	December 31, 2021	December 31, 2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	50%	49%	11%	9%
Massimo Motor Sports, LLC	6%	22%	-	5%

Intellectual Property and Licenses

Our success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2021, Zhejiang Kandi Technologies had a total of 73 valid patents and 2 software copyrights, including 1 invention patent, 41 utility model patents and 31 appearance design patents. As of December 31, 2021, Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”) had a total of 83 valid patents and 3 software copyrights, including 68 utility model patents, 12 appearance design patents and 3 invention patents. As of December 31, 2021, Kandi New Energy had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. As of December 31, 2021, Yongkang Scrou Electric Co., Ltd. (“Yongkang Scrou”) had a total of 16 valid patents, including 6 utility model patents and 10 appearance design patents. As of December 31, 2021, Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”) had a total of 22 valid patents, including 21 utility model patents and 1 invention patent. As of December 31, 2021, Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) had a total of 45 valid patents, including 7 invention patents, 28 utility model patents and 10 appearance design patents. Under Chinese patent law, the utility model patents and appearance design patents shall be valid until 10 years after the date of application. The invention patents shall be valid until 20 years after the date of application. Among the Company’s valid utility model patents, the earliest expiration date is March 2023 and the latest is August 2031. Among the Company’s valid appearance design patents, the earliest expiration date is July 2023 and the latest is May 2031. Among the Company’s valid invention patents, the earliest expiration date is November 2035 and the latest is July 2039. In addition, we are authorized to use the trademark “Kandi”. We intend to continue to file additional patent applications with respect to our technology.

Zhejiang Kandi Technologies was certified in intellectual property management systems in 2017 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau. The certification is renewed in December 2020. Kandi Smart Battery Swap was certified in intellectual property management systems in 2018 and is recognized as a national High and New Technology Enterprise by Zhejiang Provincial Science and Technology Bureau, Zhejiang Provincial Department of Finance, Zhejiang Provincial National Tax Bureau and Zhejiang Provincial Local Tax Bureau in November 2018. The certification is renewed in December 2021. Kandi Hainan was certified in intellectual property management systems in 2020 and is recognized as a national High and New Technology Enterprise in December 2020. Jiangxi Huiyi was certified in intellectual property management systems in 2018 and is recognized as a national High and New Technology Enterprise in August 2018. The certification is renewed in November 2021. The certification is valid for three years. The status of being a national High and New Technology Enterprise qualifies for a preferred 15% income tax rate, as opposed to a standard corporate income tax rate at 25%.

Employees

As of December 31, 2021, excluding contractors and employees with the Affiliate Company, Kandi had a total of 837 full-time employees, as compared to 638 full-time employees as of December 31, 2020, of which 485 employees are production personnel, 30 employees are sales personnel, 101 employees are research and development personnel, and 221 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

Selected Condensed Consolidated Financial Schedule

The consolidated financial statements included in this Form 10-K reflect the results of operations, financial position and cash flows of the registrant, Delaware incorporated parent company together with those of its subsidiaries, on a consolidated basis. The tables below are condensed consolidating schedules summarizing separately the results of operations, financial position and cash flows of the parent company including non-VIE subsidiaries and Kandi New Energy, which was deemed as an VIE prior to its conversion to a wholly-owned subsidiary of Zhejiang Kandi Technologies effective March 14, 2022, together with eliminating adjustments:

Consolidated Statements of Operations Information

	For the year ended December 31, 2021
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$87,210,780	$14,414,362	$(10,138,758)	$91,486,384
Gross profit	$15,892,507	$355,355	$-	$16,247,862
Income (loss) from operations	$2,576,730	$(1,240,525)	$-	$1,336,205
Income (loss) before income taxes	$46,250,219	$3,115,420	$(20,155,351)	$29,210,288
Net income	$40,739,432	$2,279,717	$(20,155,351)	$22,863,798

	For the year ended December 31, 2020
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$68,235,630	$27,613,722	$(18,928,839)	$76,920,513
Gross profit	$12,973,809	$514,124	$-	$13,487,933
Income (loss) from operations	$2,061,373	$(1,306,977)	$-	$754,396
loss before income taxes	$(14,410,035)	$(1,031,298)	$-	$(15,441,333)
Net loss	$(9,648,826)	$(745,338)	$-	$(10,394,164)

Consolidated Balance Sheets Information

	As of December 31, 2021
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$128,862,704	$360,739	$-	$129,223,443
Total current assets	$352,068,155	$21,002,017	$(30,462,036)	$342,608,136
Total non-current assets	$181,562,128	$32,700,203	$(36,710,195)	$177,552,136
Total current liabilities	$58,240,678	$36,384,048	$(30,462,036)	$64,162,690
Total non-current liabilities	$11,971,688	$825,567	$-	$12,797,255
Total stockholders’ equity	$463,417,917	$16,492,605	$(36,710,195)	$443,200,327

	As of December 31, 2020
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$142,062,013	$16,177	$-	$142,078,190
Total current assets	$285,542,114	$51,257,889	$(29,684,427)	$307,115,576
Total non-current assets	$191,180,142	$10,128,747	$(13,174,625)	$188,134,264
Total current liabilities	$85,980,986	$27,500,866	$(29,684,427)	$83,797,425
Total non-current liabilities	$7,544,838	$140,913	$-	$7,685,751
Total stockholders’ equity	$383,196,432	$33,744,857	$(13,174,625)	$403,766,664

Consolidated Cash Flows Information

	For the year ended December 31, 2021
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(8,714,534)	$43,306,572	$(34,350,348)	$241,690
Net cash provided by (used in) investing activities	$22,163,702	$(22,811,949)	$22,858,151	$22,209,904
Net cash provided by (used in) financing activities	$747,929	$(20,155,351)	$20,155,351	$747,929

	For the year ended December 31, 2020
	Parent including non- VIE subsidiaries	VIE	Elimination	Consolidated
Net cash used in operating activities	$(21,249,801)	$(10,752,293)	$(18,881,158)	$(50,883,252)
Net cash provided by (used in) investing activities	$51,273,217	$(121,767)	$-	$51,151,450
Net cash provided by financing activities	$126,446,358	$-	$-	$126,446,358

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

The Company has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We performed self-inspection comparing to the safety standards published by the United States Department of Transportation. However, until now, the airbags of the products have not met the technical requirements of the United States. Therefore, We are also in the process of modifying features, upgrading the software and technology to cater for our potential U.S. customers. Currently, the low-speed versions (NEV) of K23 and K27, which are specifically designed for the U.S. market have met the relevant requirements in the United States.

Principal Executive Offices

Our principal executive office is located in the Jinhua New Energy Vehicle Town in Jinhua, Zhejiang Province, PRC, 321016, and our telephone number is (86-579) 82239856.

Recent Development Activities

On December 28, 2021, the Company announced that its wholly owned subsidiary Jiangxi Huiyi entered mass production of its lithium iron phosphate (“LFP”) battery IFR18650-2200mAh, one of the most advanced on the global market.

On January 10, 2022, the Company announced that it signed a framework agreement with Hunan Hengrun Automobile Co., Ltd. (“Hengrun”) to jointly produce battery-swappable pure electric vehicles. According to the agreement, Kandi and Hengrun will use their respective capabilities to jointly produce battery-swappable pure electric vehicles. The specific division of labor and cooperation content will be clarified in a separate agreement. The vehicles will be sold under the “Henghe” brand name.

Under the condition that SC Autosports purchased electric golf crossover vehicles from Jiangsu Xingchi Electric Technology Co., Ltd. (“Jiangsu Xingchi”), but Jiangsu Xingchi’s existing production capacity is far from meeting the needs of the U.S. market, in order to expand production capacity as soon as possible to meet the needs of the U.S. market, on February 15, 2022, Kandi Hainan and Jiangsu Xingchi jointly invested RMB 30,000,000 (approximately $4.6 million) in Haikou, Hainan (of which Kandi Hainan owns 66.7% and Jiangsu Xingchi owns 33.3%) to establish Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”). Hainan Kandi Holding will specialize in the production of electric golf crossover vehicles and other products in Kandi Hainan’s factory.

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

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Our Business

○	Our future growth is dependent upon market’s willingness to adopt our products and performance of our products in line with customers’ expectation;

○	Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our Products;

○	If our PRC operating entities are unable to keep up with advances in electric vehicle and pure electric off-road vehicle technology, we may suffer a decline in our competitive position;

○	Our business may be severely disrupted if we lose the services from our executive officers;

○	Our PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources;

○	We and our PRC operating entities retain certain personal information about our customers and may be subject to various privacy and consumer protection laws;

○	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, defending and claiming our rights may be time-consuming and could cause us to incur substantial costs, our operating entities’ business may be adversely affected;

○	Our PRC operating entities’ products make use of lithium-ion battery cells, which may catch fire or vent smoke and flame. This may lead to additional concerns about batteries used in automotive applications;

○	Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines;

○	Our high concentration of sales to relatively few customers and supplies from relatively few suppliers may result in significant impact on our liquidity, business, results of operations and financial condition;

○	Our facilities or operations could be damaged or adversely affected as a result unpredictable events;

○	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock;

●	Risks Related to Doing Business in China

○	Substantial uncertainties and restrictions on the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition and may restrict the level of legal protections to foreign investors;

○	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements;

○	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business; The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval;

○	It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China;

○	The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected;

○	Changes in currency conversion policies in China and fluctuation in exchange rates may have a material adverse effect on our business and the value of our securities;

○	Investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management;

○	Changes to the government’s subsidy support policies and further delays in subsidy payments may have negative impacts on our operations;

●	Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

○	Failures in our overseas business and export trade processes may present a risk of significant losses to our business;

○	The developed countries that import our products have strict environmental laws and regulations which may cause us to expend significant sums to comply with such laws and regulations;

○	Our short-term financial performance may suffer due to our investment in expanding our presence and sales in the United States;

○	Lack of authorized dealers and absence of after-sales maintenance may adversely affect our business in the United States;

●	Risks Relating to Ownership of Our Securities

○	Our stock price may be volatile, which may result in losses for our shareholders;

○	We do not anticipate paying cash dividends to our common shareholders;

○	Limited monetary liability against our directors, officers and employees under Delaware Law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;

○	We may require additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders;

○	Our business is subject to changing regulations related to corporate governance and public disclosure that may increase both our costs and the risk of noncompliance;

○	Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Risks Relating to Our Business

Our future growth is dependent upon consumers’ willingness to adopt our products.

Our PRC operating entities’ growth is highly dependent upon the adoption by consumers of, and they are subject to a risk of any reduced demand for, alternative fuel vehicles in general and EVs and pure electric off-road vehicles in particular. The market for alternative fuel vehicles and pure electric off-road vehicles is relatively new and rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for EVs and pure electric off-road vehicles in China does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our Products.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EV products and Pure Electric off-road vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If our PRC operating entities are unable to keep up with advances in electric vehicle and pure electric off-road vehicle technology, we may suffer a decline in our competitive position.

Our PRC operating entities may be unable to keep up with changes in EV and pure electric off-road vehicle technology, and they may suffer a resulting decline in the competitive position. Any failure to keep up with advances in EV and pure electric off-road vehicle technology would result in a decline in their competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in EV and pure electric off-road vehicle technology. As technologies change, our PRC operating entities plan to upgrade or adapt the vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our PRC operating entities’ vehicles may not compete effectively with alternative vehicles and pure electric off-road vehicles if they are not able to source and integrate the latest technology into their vehicles. For example, our PRC operating entities do not manufacture battery cells, which makes them dependent upon other suppliers of battery cell technology for our battery packs.

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

Our PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources.

Our PRC operating entities may be subject to lawsuits resulting from injuries associated with the use of the vehicles that they sell or produce. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future.

Our PRC operating entities may also be required to participate in recalls involving our vehicles, if any (including the products SC Autosports sell in the U.S.) proves to be defective, or our PRC operating entities may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While our PRC operating entities do maintain product liability insurance, we cannot assure investors that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on the results of our operations.

We and our PRC operating entities retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

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

Our PRC operating entities’ business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

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

Our PRC operating entities’ vehicles make use of lithium-ion battery cells, which have the potential to catch fire or vent smoke and flame. This may lead to additional concerns about batteries used in automotive applications.

The battery packs in our EV products and pure electric off-road vehicles make use of lithium-ion cells. Our PRC operating entities also currently intend to make use of lithium-ion cells in battery packs on any future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and EV battery packs catching fire have focused consumer attention on the safety of these cells.

These events have raised concerns about batteries used in EV products and pure electric off-road vehicles applications. To address these questions and concerns, a number of battery cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. Our PRC operating entities may have to recall their vehicles or participate in a recall of a vehicle that contains their battery packs, or redesign their battery packs, which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

In addition, our PRC operating entities store a significant number of lithium-ion cells at our manufacturing facility. Any mishandling of battery cells may cause disruption to the operation of our facilities. While our PRC operating entities have implemented safety procedures related to the handling of the cells, there can be no assurance that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EVs and pure electric off-road vehicles, may cause indirect adverse publicity for us and our EV products. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

The business operations of our PRC operating entities generate noise, waste water, gaseous byproduct and other industrial waste. Our PRC operating entities are required to comply with all national and local regulations regarding the protection of the environment. Our PRC operating entities are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if our PRC operating entities fail to comply with present or future environmental regulations, they may be required to pay substantial fines, suspend production or cease operations. Any failure by our PRC operating entities to control the use of, or to adequately restrict the unauthorized discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions to our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our high concentration of sales to relatively few customers may result in significant impact on our liquidity, business, results of operations and financial condition.

As of December 31, 2021 and 2020, our operating subsidiaries’ major customers (above 10% of the total revenue), in the aggregate, accounted for 29% and 38%, respectively, of their sales. Due to the concentration of sales to relatively few customers including the Affiliate Company, loss of one or more of these customers will have relatively high impact on their operational results.

Our business is subject to the risk of supplier concentrations.

Our operating subsidiaries depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2021 and 2020, the major suppliers (above 10% of the total purchases) of our operating subsidiaries accounted for 50% and 71% of their purchases, respectively. As a result of this concentration in our supply chain, our operating subsidiaries’ business and operations would be negatively affected if any of their key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

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

Our PRC operating entities’ ability to manufacture and/or sell their products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of their suppliers, logistics service providers or independent distributors. This damage or disruption could result from factors that are hard to predict or are beyond our control, such as natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events.

The spread of COVID-19 around China and other parts of the world has caused significant volatility in the markets of China, U.S., and the rest of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. However, the extent to which the COVID-19 impacts our PRC operating entities’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or minimize its harm, among others.

Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results. Disputes with significant suppliers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. Our PRC operating entities are actively monitoring the recent coronavirus outbreak and its potential impact on their supply chain and operations. Due to current and potential future port closures and other restrictions resulting from the outbreak, global supply may become constrained, which may cause the negative impact on our sale of off-road vehicles to the U.S. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities.

Our EVs and pure electric off-road vehicles may not perform in line with customer expectations.

Our EVs and pure electric off-road vehicles may not perform in line with customers’ expectations. For example, our vehicles may not have the durability or longevity of other vehicles in the market, and may not be as easy and convenient to repair as other vehicles in the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

In addition, the range of our vehicles on a single charge declines principally as a function of usage, time and charging patterns as well as other factors. For example, a customer’s use of his or her EVs and pure electric off-road vehicles as well as the frequency with which he or she charges the battery can result in additional deterioration of the battery’s ability to hold a charge.

Furthermore, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. While we have performed extensive internal testing on our vehicles’ software and hardware systems, we have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries, initiate product recalls and provide servicing or updates under warranty at our expense, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations.

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

Our business operations conducted through our PRC operating entities may be adversely affected by the current and future political environment in the PRC. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our operating entities’ business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC. The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of the securities being offered. Any adverse changes in Chinese laws and regulations and the Chinese government’s significant oversight and discretion over the conduct of our business could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

Also, recently, the National People’s Congress released the Personal Information Protection Law, which has become effective on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

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

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, require an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. Currently, there is no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

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

Our auditor, Paris, Kreit & Chiu CPA LLP is headquartered in New York, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary shares could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

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

In addition, a tightened labor markets in our geographic region may result in fewer qualified applicants for job openings in our facilities. Further, higher wages, related labor costs and other increasing cost trends may negatively impact our results.

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

Renminbi (“RMB”) is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under Chinese entity’s current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

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

We, through our PRC operating entities, conduct substantially all of our operations in China and almost all of our assets are located in China. In addition, almost all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process on our senior executive officers within the United States or elsewhere outside China, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court orders and final judgments.

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

Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

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

Chinese auto products have market competition disadvantages in terms of technology content, product structure, product quality and brand influence. It is difficult to reverse the sentiment of “low quality and low price” that has followed Chinese automobiles for a long time, resulting in weakened bargaining power for Chinese auto companies and generally low gross profit margins. Kandi is expanding into the US market and rely on overseas distributors to establish a marketing network and after-sales service guarantee system. All actions require the Company to invest a certain amount of resources. Additionally electric vehicle sales may face a slow growth period. In a certain period of time, the growth of operating income lags behind the increase in sales inputs. At the same time, the Company cannot predict the direct economic loss caused by an unsatisfactory market expansion caused by the adverse factors of market competition. Cash flows for Kandi and SC Autosports may be significantly adversely affected by large investments and small revenues in the short term. Therefore, there may be a risk that the short-term financial performance indicators will fall due to factors such as the expansion of resources in overseas markets.

Risks Associated With lack of authorized dealer and the absence of after-sales maintenance.

Our electric vehicles in China are mainly directly sold to the online car-hailing platform, not through dealers.

In U.S. market, without authorized dealers, the delivery of EVs and pure electric off-road vehicles may be delayed. Hence customers may delay, reduce or cancel the purchase orders of our EVs and pure electric off-road vehicles, and our business operations may be adversely affected. At the same time, in the absence of after-sales maintenance by the dealers, not only the cost and complexity of maintenance will be increased, it will also affect customers’ access to warranty and other after-sales service support, which may then weaken customers’ confidence in our brand, and we may even encounter potential lawsuits due to lack of support to the customers. This can affect our brand and business, and bring an adverse impact to the financial condition and operating performance of the Company.

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

Excelvantage Group Limited controls approximately 16.72% of our outstanding shares of common stock as of December 31, 2021. Hu Xiaoming, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, is the sole stockholder of Excelvantage Group Limited. Together with the shares held through Excelvantage Group Limited, Mr. Hu controls 18.7% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable to us.

Item 2. Properties.

Kandi had the following granted land use rights as of December 31, 2021:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Jinhua New Energy Vehicle Town	58,587	Oct 22, 2020 - Oct 22, 2070	33201931343
Zhejiang Qiaoxia Industrial Park	5,864	Apr 03, 2001 - Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 - Jan 20, 2068	3310-1414461

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

Zhejiang Kandi Technologies owns the following facilities located in Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility as of December 31, 2021:

	Area
Description	(square meters)	Status
Factories	84,717	Fully operational
Office	6,195	Fully operational
Staff quarters	5,643	Fully operational
Other	83	Fully operational

Yongkang City, Zhejiang

Yongkang Scrou owns the following facilities located in Yongkang City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Office	1,237	Fully operational
Factories	11,054	Fully operational
Warehouse	341	Fully operational
Multi-purpose room	480	Fully operational

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

Xinyu City, Jiangxi

Jiangxi Huiyi owns the following facilities located in Xinyu City, Jiangxi Province, China. The table below lists the primary facilities and the status of each facility:

	Area
Description	(square meters)	Status
Office	3,482	Fully operational
Factories	15,795	Fully operational
Warehouse	6,411	Fully operational
Staff quarters	6,351	Fully operational
Canteen	3,197	Fully operational

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 25 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. For the detailed discussion of our legal proceedings, please refer to Note 25 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements, which is incorporated by reference herein.

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

Holders of Common Stock

As of March 10, 2022, there were 28 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

On December 1, 2021, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2021, the Company had repurchased a total of 679,749 common shares at an average stock price of $3.52 per share under the repurchase plan.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Equity compensation plans approved by security holders	900,000	9.72	13,029,531
Totals	900,000	9.72	13,029,531

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Kandi Technologies Group, Inc. (“Kandi Technologies) is a Delaware holding company, which is trading on the NASDAQ Global Select Market. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies Group, Co. Ltd. (“Zhejiang Kandi Technologies”) and U.S. wholly-owned subsidiaries SC Autosports, LLC (“SC Autosports”) and their subsidiaries.

Originally, our primary business operations consist of designing, developing, manufacturing and commercializing electric vehicle (“EV”) products and EV parts. However, in recent years, some EV enterprises in China are seizing market share at the cost of huge losses. We gradually realized that the EV market of China has not reached a healthy and orderly development stage. Therefore, with our financial condition, it is unwise to participate in this “loss competition” at this stage. We always firmly believe that only with the maturity of changing-battery-model can EV be truly popularized. Since we have advanced EV intelligent battery swap equipment, manufacturing capacity of EV with intelligent battery swap mode and dozens of patented technologies in battery swap, we will continue to improve and perfect in the field of online car hailing with battery swap mode, and will make full efforts when the EV market of China enters a healthy and orderly development stage. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and the market demand is huge, in 2022, we will apply EV technology to off-road vehicle products and launch a variety of pure electric UTV, NEV, Golf carts and off-road crossover vehicles. We will fully enter the off-road vehicle market utilizing the high-end technology that accumulated by Kandi in the field of EVs over the past years, and strive to achieve a leading position in this field in China within three years.

For the year ended December 31, 2021, we recognized total revenue of $91,486,384 as compared to $76,920,513 for the same period of 2020, an increase of $14,565,871 or 18.9%. For the year ended December 31, 2021, we recorded $16,247,862 of gross profit, an increase of 20.5% from the same period of 2020. Gross margin for the year ended December 31, 2021, was 17.8%, compared to 17.5% for the same period of 2020. We recorded a net income of $22,863,798 for the year ended December 31, 2020, compared to a net loss of $10,394,164 in the same period of 2020, an increase in income of $33,257,962 or 320.0%.

Despite the challenges posed by COVID-19 around the world overall, we were still productive during the year ended December 31, 2021. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Kandi was a co-founder - has begun its trial. Our commitment for this project is to provide EV products with battery swap mode (through Kandi Hainan) and battery swap system (through Kandi Smart Battery Swap) according to the project progress of Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”) (the operating company). Our first step is to plan gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. Currently, 73 EVs has been delivered in Haikou and 109 EVs has been delivered in Shaoxing. The smart battery swap system developed by Kandi Smart Battery Swap is composed of eight modules: (1) Battery swap system to search and swap battery automatically. (2) Vehicle positioning system to eliminate deviations and pinpoint location of vehicles, to adjust positioning parameter setting based on the vehicle models and to provide battery swap service for a variety of vehicles. (3) Electronic control management system to achieve automatic control through the sensor information collection. (4) Battery capacity management system to pinpoint the empty and fully charged batteries. (5) User interaction system for one-click operation and automatic billing. (6) Battery charging management system to regulate the whole charging process. (7) Data push system to facilitate user to swap battery through the data pushing technology. (8) Video monitoring system to ensure the safety of the battery swap process through the real-time monitoring system. The smart battery swap system has six advantages: (1) One-click battery swap. The battery swap process is completely automatic and requires no involvement of a professional. (2) High efficiency. Battery swap is completed in 90 seconds which is even faster than refueling. (3) Automatic billing. Battery swap can calculate the cost automatically based on the difference in battery capacity between the batteries swapped. (4) Real-time monitoring, through which the administrator can identify the current state and condition of the system. (5) Charging at constant temperature, which can effectively extend battery life and reduce fire risk. It can also be used as an energy storage device to balance the “peak cut” in the urban electric grid. (6) Land saving. Battery swap facilities merely occupy an area of around 50 square meters. Now as the Chinese government is strongly promoting the battery swap mode, we have strong confidence in this product. However, if a more advanced mode appears, our products also have the potential risk of being replaced. All the EVs delivered for the program include our battery swap feature. At present, Ruiheng, a company jointly established by Zhejiang Kandi Technologies, has negotiated with more than ten third-tier cities about the cooperation of launching the program of online car hailing based on the battery swap mode, which is originally expected to gradually start launching in these cities during second half of 2021. Based on the persisting COVID-19 situation and the fact that the EV market of China has not entered a healthy and orderly development stage, the entire plan may also have the potential risk to be delayed.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in Fengsheng Automotive Technology Group Co., Ltd. (“Fengsheng”, formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd. and defined as the “JV Company”) to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). By exiting the Fengsheng partnership, Fengsheng is no longer our affiliate company and therefore Kandi is no longer bound by the associated non-compete provisions. Kandi is now free to pursue the development in electric vehicle territory based on its own needs and the market conditions.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31, 2021	% of Revenue	December 31, 2020	% of Revenue	Change in Amount	Change in %
REVENUES FROM UNRELATED PARTIES, NET	$91,484,792	100.0%	$76,176,609	99.0%	$15,308,183	20.1%
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,592	0.0%	743,904	1.0%	(742,312)	(99.8%)

REVENUES, NET	91,486,384	100.0%	76,920,513	100.0%	14,565,871	18.9%

COST OF GOODS SOLD	(75,238,522)	(82.2%)	(63,432,580)	(82.5%)	(11,805,942)	18.6%

GROSS PROFIT	16,247,862	17.8%	13,487,933	17.5%	2,759,929	20.5%

OPERATING INCOME (EXPENSE):
Research and development	(38,971,986)	(42.6%)	(7,246,312)	(9.4%)	(31,725,674)	437.8%
Selling and marketing	(4,736,000)	(5.2%)	(6,619,355)	(8.6%)	1,883,355	(28.5%)
General and administrative	(19,605,468)	(21.4%)	(13,042,103)	(17.0%)	(6,563,365)	50.3%
Gain on disposal of long-lived assets	48,401,797	52.9%	14,174,233	18.4%	34,227,564	241.5%
TOTAL OPERATING EXPENSE	(14,911,657)	(16.3%)	(12,733,537)	(16.6%)	(2,178,120)	17.1%

INCOME FROM OPERATIONS	1,336,205	1.5%	754,396	1.0%	581,809	77.1%

OTHER INCOME (EXPENSE):
Interest income	4,208,751	4.6%	2,190,678	2.8%	2,018,073	92.1%
Interest expense	(407,620)	(0.4%)	(3,750,233)	(4.9%)	3,342,613	(89.1%)
Change in fair value of contingent consideration	2,834,000	3.1%	(565,000)	(0.7%)	3,399,000	(601.6%)
Government grants	1,233,192	1.3%	1,130,262	1.5%	102,930	9.1%
Gain from sale of equity in the Affiliate Company	17,788,351	19.4%	-	0.0%	17,788,351	-
Share of loss after tax of the Affiliate Company	(2,592,334)	(2.8%)	(17,252,662)	(22.4%)	14,660,328	(85.0%)
Other income, net	4,809,743	5.3%	2,051,226	2.7%	2,758,517	134.5%
TOTAL OTHER INCOME (EXPENSE), NET	27,874,083	30.5%	(16,195,729)	(21.1%)	44,069,812	(272.1%)

INCOME (LOSS) BEFORE INCOME TAXES	29,210,288	31.9%	(15,441,333)	(20.1%)	44,651,621	(289.2%)

INCOME TAX (EXPENSE) BENEFIT	(6,346,490)	(6.9%)	5,047,169	6.6%	(11,393,659)	(225.7%)

NET INCOME (LOSS)	22,863,798	25.0%	(10,394,164)	(13.5%)	33,257,962	(320.0%)

Revenues

For the year ended December 31, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ had net revenues of $91,486,384 compared to net revenues of $76,920,513 for the year ended December 31, 2020, representing an increase of $14,565,871, or 18.9%, from 2020. The increase in revenue was mainly due to the increase in Electric Scooters, Electric Self-Balancing Scooters and associated parts sales.

The following table summarizes our net revenues by product types for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	Sales	Sales
EV parts	$25,348,003	$40,645,696
EV products	1,478,566	684,525
Off-road vehicles	29,336,693	29,824,323
Electric Scooters, Electric Self-Balancing Scooters and associated parts	30,018,290	5,765,969
Battery exchange equipment and Battery exchange service	785,183	-
Lithium-ion cells	4,519,649	-
Total	$91,486,384	$76,920,513

EV Parts

During the year ended December 31, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV parts was $25,348,003, representing a decrease of $15,297,693 or 37.6% from $40,645,696 for the year ended December 31, 2020.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the year ended December 31, 2021 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 27.7% of total sales.

EV Products

During the year ended December 31, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $1,478,566, representing an increase of $794,041 or 116.0% from $684,525 for the year ended December 31, 2020. The increase was largely due to we delivered EV Products to the Online Ride-Hailing Project.

Off-Road Vehicles

During the year ended December 31, 2021, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sale of off-road vehicles including go-karts, ATVs, and others, were $29,336,693, representing a decrease of $487,630 or 1.6% from $29,824,323 for the year ended December 31, 2020.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 32.1% of our total net revenue for the year ended December 31, 2021.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the year ended December 31, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $30,018,290, representing an increase of $24,252,321 or 420.6% from $5,765,969 for the year ended December 31, 2020. The increase was mainly due to the company’s expansion in the intelligent transportation market.

Battery exchange equipment and Battery exchange service

During the year ended December 31, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Battery exchange equipment and Battery exchange service was $785,183, there was no such sales for the same period of 2020.

Lithium-ion cells

During the year ended December 31, 2021, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $ 4,519,649, there was no such sales for the same period of 2020.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$32,669,996	$29,394,148
China	58,816,388	47,526,365
Total	$91,486,384	$76,920,513

Major products
EV parts	$25,348,003	$40,645,696
EV products	1,478,566	684,525
Off-road vehicles	29,336,693	29,824,323
Electric Scooters, Electric Self-Balancing Scooters and associated parts	30,018,290	5,765,969
Battery exchange equipment and Battery exchange service	785,183	-
Lithium-ion cells	4,519,649	-
Total	$91,486,384	$76,920,513

Timing of revenue recognition
Products transferred at a point in time	$91,486,384	$76,920,513
Total	$91,486,384	$76,920,513

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2021 was $75,238,522, representing an increase of $11,805,942, or 18.6%, from $63,432,580 for the year ended December 31, 2020. The increase of cost of goods sold compare to 2020 was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our operating entities’ margins by product for the past two years are as set forth below:

	Year Ended December 31,
	2021				2020
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$25,348,003	20,946,477	4,401,526	17.4%	$40,645,696	35,330,464	5,315,232	13.1%
EV products	1,478,566	1,304,281	174,285	11.8%	684,525	557,203	127,322	18.6%
Off-road vehicles	29,336,693	23,540,090	5,796,603	19.8%	29,824,323	22,357,413	7,466,910	25.0%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	30,018,290	24,719,371	5,298,919	17.7%	5,765,969	5,187,500	578,469	10.0%
Battery exchange equipment and Battery exchange service	785,183	696,343	88,840	11.3%	-	-	-	-
Lithium-ion cells	4,519,649	4,031,960	487,689	10.8%	-	-	-	-
Total	$91,486,384	75,238,522	16,247,862	17.8%	$76,920,513	63,432,580	13,487,933	17.5%

Gross profit for the year ended December 31, 2021 was $16,247,862, as compared to $13,487,933 for the year ended December 31, 2020, representing an increase of $2,759,929 or 20.5% from 2020. The increases were primarily attributable to the increased sales in 2021 as compared to that in 2020. Our gross margin for the year ended December 31, 2021, was 17.8%, compared to 17.5% for the year ended December 31, 2020. The increase in our gross margin was mainly due to a higher concentration of sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts which has a higher gross margin compared to other product lines. The sales generated from the product line of Electric Scooters, Electric Self-Balancing Scooters and associated parts was immaterial in the same period of 2020.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $38,971,986 for the year ended December 31, 2021, compared to $7,246,312 for the year ended December 31, 2020, representing an increase of $31,725,674, or 437.8%, from 2020. The increase was mainly due to the Company’s R & D expenditure in fiscal year of 2021 for new products.

Sales and Marketing

Selling and distribution expenses were $4,736,000 for the year ended December 31, 2021, compared to $6,619,355 for the year ended December 31, 2020, representing a decrease of $1,883,355, or 28.5% from 2020. This decrease compared to 2020 was primarily attributable to the fact that there were more marketing campaign for promoting the launch of electric vehicles in the US market back in the year during fiscal year 2020.

General and Administrative Expenses

General and administrative expenses were $19,605,468 for the year ended December 31, 2021, compared to $13,042,103 for the year ended December 31, 2020, representing an increase of $6,563,365 or 50.3% from 2020. For the year ended December 31, 2021, general and administrative expenses included $1,484,576 as expenses for common stock awards and stock options to employees and Board members, compared to $902,666 for the years ended December 31 2020. Excluding stock compensation expenses, our net general and administrative expenses for the year ended December 31, 2021 were $18,120,892, an increase of $5,981,455, or 49.3%, compared to $12,139,437 for the year ended December 31, 2020. The increase compared to 2020 was largely due to the increase in need for professional services and other administrative activities

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $48,401,797 for the year ended December 31, 2021, compared to $14,174,233 for the year ended December 31, 2020, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

Interest Income

Interest income was $4,208,751 for the year ended December 31, 2021, compared to $2,190,678 for the year ended December 31, 2020, representing an increase of $2,018,073, or 92.1% from 2020. The increase as compared to 2020 was primarily attributable to the increased interest earned on bank deposit.

Interest Expense

Interest expense was $407,620 for the year ended December 31, 2021, compared to $3,750,233 for the year ended December 31, 2020, representing a decrease of $3,342,613, or 89.1% from 2020. The decrease compared to 2020 was primarily due to the interest expenses related to short-term and long-term debt of the PRC subsidiaries in the same period of last year, which has been paid off as of the end of 2020.

Change in fair value of contingent consideration

For the year ended December 31, 2021, the gain related to changes in the fair value of contingent consideration was $2,834,000, representing an increase of $3,399,000 or 601.6% compared to the loss related to changes in the fair value of contingent consideration of $565,000 for the year ended December 31, 2020, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with remaining shares of restrictive common stock. (Please refer to NOTE 20 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

Government Grants

Government grants totaled $1,233,192 for the year ended December 31, 2021, compared to $1,130,262 for the year ended December 31, 2020, representing an increase of $102,930, or 9.1% from 2020, which was comparable.

Gain from sale of equity in the Affiliate Company

Gain from equity sale was $17,788,351 for the year ended December 31, 2021, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

Share of Loss after Tax of the Affiliate Company

For the year ended December 31, 2021, our share of loss of the Affiliate Company was $2,592,334 as compared to share of loss of $17,252,662 for the same period of last year. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Fengsheng on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

Other Income, Net

Net other income was $4,809,743 for the year ended December 31, 2021, compared to net other income of $2,051,226 for the year ended December 31, 2020, representing an increase of $2,758,517 or 134.5% from 2020, which was largely due to the increased discount of accounts payable after negotiation with supplier compared with same period of last year.

Income Taxes

In accordance with the relevant Chinese tax laws and regulations, our applicable corporate income tax rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Jiangxi Huiyi are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our wholly-owned subsidiaries, Kandi New Energy, Yongkang Scrou and China Battery Exchange and its subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for 2021 was a tax expense of 21.73% on a reported income before taxes of approximately $29.2 million, compared to a tax benefit of 32.69% on a reported loss before taxes of approximately $15.4 million for 2020.

Net Income (Loss)

We recorded net income of $22,863,798 for the year ended December 31, 2021, compared to net loss of $10,394,164 for the year ended December 31, 2020, an increase of income of $33,257,962 or 320.0% from the year ended December 31, 2020. The increase was primarily attributable to $48 million gain on disposal of long-live asset recognized in the second quarter of 2021, compared to $14 million gain on disposal of long-live asset in the same period of last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Years Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$241,689	$(50,883,252)
Net cash provided by investing activities	$22,209,904	$51,151,450
Net cash provided by financing activities	$747,929	$126,446,358
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$23,199,522	$126,714,556
Effect of exchange rate changes	$2,955,850	$(706,556)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$168,676,007	$142,520,635

For the year ended December 31, 2021, cash provided by operating activities was $241,689, as compared to cash used in operating activities was $50,883,252 for the year ended December 31, 2020. Our operating cash inflows include cash received primarily from sales of our EV parts off-road vehicles and electric Scooters, electric self-balancing scooters and associated parts. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the year ended December 31, 2021 were a decrease of advances to supplier and prepayments and prepaid expenses of $27,786,143. The major operating activity that used cash for year ended December 31, 2021 was an increase of inventories of $7,522,761.

For the year ended December 31, 2021, cash provided by investing activities was $22,209,904, as compared to cash provided by investing activities of $51,151,450 for the year ended December 31, 2020. The major investing activities that provided cash for the year ended December 31, 2021 were an increase of cash received from equity sale in the Affiliate Company of $47,752,678 and an increase of repayments of loan to third party of $31,783,439. The major investing activities that used cash for the year ended December 31, 2021 were an increase of certificate of deposit of $54,264,407.

For the year ended December 31, 2021, cash provided by financing activities was $747,929, as compared to cash provided by financing activities of $126,446,358 for the year ended December 31, 2020. The major financing activities that provided cash for the year ended December 31, 2021 were proceeds from long-term bank loans of $2,210,589. The major financing activities that used cash for year ended December 31, 2021 were purchase of treasury stock of $2,412,660.

Working Capital

We had working capital of $278,445,446 as of December 31, 2021, which reflects an increase of $55,127,295 from a working capital of $223,318,151 as of December 31, 2020.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($83 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($79 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $38 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $19 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. On May 20, 2021, the Company received the final portion of repurchase payment of RMB 150 million (approximately $24 million) under the Repurchase Agreement. In addition, there was RMB 12 million (approximately $2 million) reward for moving out of the old location has been submitted to the government for approval and will be collected after the approval.

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

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees for bank loans, please refer to Note 25 - COMMITMENTS AND CONTINGENCIES under Item 8 Notes to Consolidated Financial Statements.

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

As of December 31, 2021 and December 31, 2020, credit terms with the Company’s customers were typically 60 to 180 days after delivery. Besides, the Company has a credit term with Fengsheng, a former affiliate of the Company which it disposed the ownership of Fengsheng in March 2021, that allows Fengsheng to repay the receivable amount when it receives the subsidy from the government. As of December 31, 2021 and 2020, the Company had a $3,053,277 and $110,269 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Although we believe that there is little likelihood that actual results will differ materially from our current estimates, if customer demands for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, we could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

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

The Company recognized no impairment loss for years ended December 31, 2021 and 2020.

Estimate affecting contingent consideration liability

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the Jiangxi Huiyi’ former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2021 and December 31, 2020, the Company’s contingent consideration liability was $ 7,812,000 and $3,743,000, respectively.

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

The stock-based option expenses for the years ended December 31, 2021 and 2020 were $0. There were no forfeitures estimated during the reporting period.

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

The fair value of equity-based warrants, which is not considered derivatives under ASC 815, is estimated using the Black-Scholes -Merton model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Item 8. Financial Statements and Supplementary Data.

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kandi Technologies Group, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheet of Kandi Technologies Group, Inc. (the “Company") as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As stated in Note 6 to the consolidated financial statements, inventories are valued at lower of cost or net realizable value. Cost is computed using actual cost for electric vehicle parts and the weighted average basis for other products. Management periodically evaluates the carrying value of inventories in relation to the forecasts of product demand, which takes into consideration the age of inventories and product cycles. Management records inventory write-downs for excess or obsolete inventories based upon assumptions that their carrying value exceeds the net amount realizable upon the ultimate sale of the inventory.

Our procedures related to management's estimates used to write-down obsolete inventories include the following: (1) We tested the effectiveness of internal controls over management's inventory valuation method, including those over management's development and approval of product cycles. (2) We evaluated management's estimates of inventory obsolescence by comparing actual results to management's historical estimates. (3) We selected a sample of inventories and verified that the cost of inventories was supported by current information. (4) We tested the mathematical accuracy of management's estimates.

Valuation of Intangible Assets in the Jiangxi Huiyi Acquisition

As stated in Note 27 to the consolidated financial statements, the Company completed the acquisition of Jiangxi Huiyi for consideration of $18,452,767, including $7,806,767 of cash payment and 10,646,000 of contingent consideration, and the transaction was accounted for as a business combination. The acquired intangible assets included $10,773,338 for developed and developing technology and $5,682,051 for goodwill.

Intangible assets acquired are valued at appraised value and amortized over their estimated useful lives. Goodwill is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

While the Company used best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date, as well as any contingent consideration, the Company's estimates are inherently uncertain and include significant judgment.

Our procedures related to the valuation of the intangible assets acquired in the Jiangxi Huiyi acquisition include the following: (1) We tested the effectiveness of internal controls over business combinations and the valuation of intangible assets including the internal controls over the development of assumptions used in the valuation of the intangible assets. (2) We tested management's process of evaluating the appropriateness of the valuation models used to initially value the intangible assets acquired. (3) Used a valuation specialist to test certain valuation assumptions. (4) Tested the completeness, accuracy and relevance of the underlying data used, and the reasonableness of significant assumptions including the income projection and discount rates. (5) Assessed qualitative factors relevant to the Company in order to determine if impairment indicators exist for intangible assets or goodwill.

/s/ Paris, Kreit & Chiu CPA LLP

Paris, Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2021.

New York, New York

March 15, 2022

Paris, Kreit & Chiu

Name: Paris, Kreit & Chiu CPA LLP

Location: New York, NY

PCAOB Firm ID: 6651

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kandi Technologies Group, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

March 30, 2021

We have served as the Company’s auditor since 2019. In 2021, we became the predecessor auditor.

Marcum Bernstein & Pinchuk LLP

Name: Marcum Bernstein & Pinchuk LLP

Location: 7 Penn Plaza, Suite 830, New York, NY 10001

PCAOB Firm ID: 5395

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$129,223,443	$142,078,190
Restricted cash	39,452,564	442,445
Certificate of deposit	55,041,832	-
Accounts receivable (net of allowance for doubtful accounts of $3,053,277 and $110,269 as of December 31, 2021 and December 31, 2020, respectively)	52,896,305	38,547,137
Inventories	33,171,973	19,697,383
Notes receivable	323,128	31,404,630
Other receivables	8,901,109	1,875,245
Prepayments and prepaid expense	17,657,326	13,708,149
Advances to suppliers	5,940,456	36,733,182
Amount due from the Affiliate Company	-	21,742,226
Amount due from related party	-	886,989
TOTAL CURRENT ASSETS	342,608,136	307,115,576

NON-CURRENT ASSETS
Property, plant and equipment, net	111,577,411	65,402,680
Intangible assets, net	13,249,079	3,232,753
Land use rights, net	3,250,336	3,257,760
Construction in progress	79,317	16,317,662
Deferred tax assets	2,219,297	8,964,946
Long-term investment	157,262	45,958
Investment in the Affiliate Company	-	28,892,638
Goodwill	36,027,425	29,712,383
Other long-term assets	10,992,009	32,307,484
TOTAL NON-CURRENT ASSETS	177,552,136	188,134,264

TOTAL ASSETS	$520,160,272	$495,249,840

CURRENT LIABILITIES
Accounts payable	$36,677,802	$34,257,935
Other payables and accrued expenses	9,676,973	7,218,395
Short-term loans	950,000	-
Notes payable	8,198,193	92,445
Income tax payable	1,620,827	1,313,754
Advance receipts	-	38,229,242
Amount due to related party	-	500,000
Other current liabilities	7,038,895	2,185,654
TOTAL CURRENT LIABILITIES	64,162,690	83,797,425

NON-CURRENT LIABILITIES
Long-term loans	2,210,589	-
Deferred tax liability	2,460,141	3,483,171
Contingent consideration liability	7,812,000	3,743,000
Other long-term liabilities	314,525	459,580
TOTAL NON-CURRENT LIABILITIES	12,797,255	7,685,751

TOTAL LIABILITIES	76,959,945	91,483,176

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,385,130 and 77,298,499 shares issued and 76,705,381 and 75,377,555 outstanding at December 31,2021 and December 31,2020, respectively	77,385	75,377
Less: Treasury stock (679,749 shares and 0 shares with average price of $3.52 at December 31,2021 and December 31,2020, respectively)	(2,392,203)	-
Additional paid-in capital	449,479,461	439,549,338
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at December 31,2021 and December 31,2020, respectively)	(4,216,102)	(27,079,900)
Accumulated other comprehensive income (loss)	251,786	(8,778,151)
TOTAL STOCKHOLDERS’ EQUITY	443,200,327	403,766,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$520,160,272	$495,249,840

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020
REVENUES FROM UNRELATED PARTIES, NET	$91,484,792	$76,176,609
REVENUES FROM THE AFFILIATE COMPANY AND RELATED PARTIES, NET	1,592	743,904

REVENUES, NET	91,486,384	76,920,513

COST OF GOODS SOLD	(75,238,522)	(63,432,580)

GROSS PROFIT	16,247,862	13,487,933

OPERATING INCOME (EXPENSE):
Research and development	(38,971,986)	(7,246,312)
Selling and marketing	(4,736,000)	(6,619,355)
General and administrative	(19,605,468)	(13,042,103)
Gain on disposal of long-lived assets	48,401,797	14,174,233
TOTAL OPERATING EXPENSE	(14,911,657)	(12,733,537)

INCOME FROM OPERATIONS	1,336,205	754,396

OTHER INCOME (EXPENSE):
Interest income	4,208,751	2,190,678
Interest expense	(407,620)	(3,750,233)
Change in fair value of contingent consideration	2,834,000	(565,000)
Government grants	1,233,192	1,130,262
Gain from sale of equity in the Affiliate Company	17,788,351	-
Share of loss after tax of the Affiliate Company	(2,592,334)	(17,252,662)
Other income, net	4,809,743	2,051,226
TOTAL OTHER INCOME (EXPENSE), NET	27,874,083	(16,195,729)

INCOME (LOSS) BEFORE INCOME TAXES	29,210,288	(15,441,333)

INCOME TAX (EXPENSE) BENEFIT	(6,346,490)	5,047,169

NET INCOME (LOSS)	22,863,798	(10,394,164)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	9,029,937	13,945,430
COMPREHENSIVE INCOME	$31,893,735	$3,551,266

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	76,148,688	55,960,010

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.30	$(0.19)

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AS OF DECEMBER 31, 2019	52,839,441	$52,839	$(2,477,965)	$259,691,370	$(16,685,736)	$(22,723,581)	$217,856,927

Stock issuance and award	1,771,317	1,771	-	4,058,052	-	-	4,059,823
Cancellation of the Treasury Stock	(487,155)	(487)	2,477,965	(2,477,478)	-	-	-
Registered Direct Offering	18,253,952	18,254	-	151,904,993	-	-	151,923,247
Warrants issuance	-	-	-		-	-	-
Stock option exercise	3,000,000	3,000	-	29,157,000	-	-	29,160,000
Net loss	-	-	-	-	(10,394,164)	-	(10,394,164)
Foreign currency translation	-	-	-	-		13,945,430	13,945,430
Reduction in the Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	(2,784,599)	-	-	(2,784,599)

BALANCE AS OF DECEMBER 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$403,766,664

Stock issuance and award	2,007,575	2,008	-	7,178,928	-	-	7,180,936
Stock buyback			(2,392,203)		-	-	(2,392,203)
Commission in stock buyback				(20,457)			(20,457)
Net income	-	-	-	-	22,863,798	-	22,863,798
Foreign currency translation	-	-	-	-		9,029,937	9,029,937
Reversal of reduction in the Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	2,771,652	-	-	2,771,652

BALANCE AS OF DECEMBER 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$443,200,327

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,863,798	$(10,394,164)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,038,976	8,222,984
Provision (reversal) of allowance for doubtful accounts	862,414	(152,809)
Deferred taxes	4,073,315	(5,349,722)
Share of loss after tax of the Affiliate Company	2,592,334	17,252,662
Gain from equity sale in the Affiliate Company	(17,788,351)	-
Gain on disposal of long-lived assets	(48,401,797)	(14,174,233)
Change in fair value of contingent consideration	(2,834,000)	565,000
Stock based compensation expense	1,484,576	902,666

Changes in operating assets and liabilities:
Accounts receivable	(2,542,692)	19,247,519
Inventories	(7,522,761)	9,246,455
Other receivables and other assets	(291,235)	2,008,612
Advances to supplier and prepayments and prepaid expenses	27,786,143	(36,330,634)
Amount due from the Affiliate Company	-	4,237,103
Due from related party	(500,000)	(339,118)

Increase (Decrease) In:
Accounts payable	2,176,638	(30,993,717)
Other payables and accrued liabilities	10,513,511	(173,806)
Notes payable	(2,423,514)	(13,912,842)
Income tax payable	154,334	(745,208)
Net cash provided by (used in) operating activities	$241,689	$(50,883,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(11,574,706)	(7,483,743)
Purchases of land use rights and other intangible assets	(2,356,626)	(3,281,115)
Acquisition of Jiangxi Huiyi	(7,117,310)	-
Payment for construction in progress	(5,210,642)	(7,419,644)
Proceeds from disposal of long-lived assets	23,306,007	52,579,492
Loan to third party	31,783,439	(26,097,991)
Certificate of deposit	(54,264,407)	-
Cash received from sales of equity in the Affiliate Company	47,752,678	42,897,929
Long-term investment	(108,529)	(43,478)
Net cash provided by investing activities	$22,209,904	$51,151,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	950,000	24,642,399
Repayments of short-term loans	-	(50,873,903)
Repayments of long-term loans	-	(28,799,501)
Proceeds from long-term loans	2,210,589	394,116
Proceeds from issuance of common stock and warrants	-	151,923,247
Purchase of treasury stock	(2,412,660)	-
Proceeds from exercises stock options, stock awards and other financing	-	29,160,000
Net cash provided by financing activities	$747,929	$126,446,358

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$23,199,522	$126,714,556
Effect of exchange rate changes	$2,955,850	$(706,556)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$142,520,635	$16,512,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$168,676,007	$142,520,635
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	129,223,443	142,078,190
-RESTRICTED CASH AT END OF PERIOD	39,452,564	442,445

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$2,074,668	1,046,127
Interest paid	$35,001	653,507

SUPPLEMENTAL NON-CASH DISCLOSURES:
Decrease in investment in the Affiliate Company due to change in its equity	-	3,099,193
Reversal of decrease in investment in the Affiliate Company due to change in its equity (net of tax effect of $491,400)	2,824,115	-
Purchase of construction in progress in accounts payable and other payable	-	7,945,414
Common stock issued from settlement of payables related to acquisitions	5,762,000	3,166,427

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

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products, EV parts, and off-road vehicles for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports, LLC (“SC Autosports”, d/b/a Kandi America) and its wholly-owned subsidiary, Kandi America Investment, LLC (“Kandi Investment”). In March 2021, Zhejiang Kandi Vehicles Co., Ltd. changed its name to Zhejiang Kandi Technologies Group Co., Ltd. (“Zhejiang Kandi Technologies”).

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries

Pursuant to certain VIE agreements signed by Zhejiang Kandi Technologies and Mr. Hu Xiaoming, from January 2011 to March 13, 2022, Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies.

In April 2012, pursuant to an agreement with the shareholders of YongkangScrou Electric Co, Ltd. (“Yongkang Scrou”), the Company acquired 100% of Yongkang Scrou, a manufacturer of automobile and EV parts. In September 2020, Zhejiang Kandi Technologies transferred all of its equity interest in Yongkang Scrou to its wholly owned subsidiary, Zhejiang Kandi Smart Battery Swap Technology Co., Ltd. (“Kandi Smart Battery Swap”).

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer the remaining 22% equity interests of the Fengsheng Automotive Technology Group Co., Ltd. to Geely. As of September 10, 2021, the Company received all the equity transfer payment.

In April 2013, Zhejiang Kandi Technologies and Kandi New Energy formed Kandi Electric Vehicles (Wanning) Co., Ltd., which was renamed Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), when it was relocated from Wanning City to Haikou City in January 2016. Zhejiang Kandi Technologies has 45% ownership interest in Kandi Hainan, and Kandi New Energy has the remaining 55% ownership interest.

In December 2017, Zhejiang Kandi Technologies and the sole shareholder of Jinhua An Kao Power Technology Co., Ltd. (“Jinhua An Kao”) entered into a Share Transfer Agreement and a Supplementary Agreement, pursuant to which Zhejiang Kandi Technologies acquired 100% equity of Jinhua An Kao. In June 2020, Jinhua An Kao changed its name to Kandi Smart Battery Swap.

On May 31, 2018, the Company entered into a Membership Interests Transfer Agreement (the “Transfer Agreement”) with the two members of SC Autosports LLC (“SC Autosports”) (formerly known as: Sportsman Country, LLC) pursuant to which the Company acquired 100% of the ownership of SC Autosports.

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Zhejiang Kandi Technologies has 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. As of the date of this report, Zhejiang Kandi Technologies has not made any capital contribution to Supply Chain Company since the contribution is not yet due as the relevant per PRC regulations, and is not involved in its operations.

In September 2020, In order to make full use of its dozens of patents in the field of battery swap systems and attract strategic investors to participate across the whole sector value chain, including battery swapping services and used battery recycling, the Company formed China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries. Zhejiang Kandi Technologies has 100% ownership interest in China Battery Exchange and its subsidiaries.

In September 2020, intending to explore ridesharing service business, the Company participated in the formation of Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”). Zhejiang Kandi Technologies has 10% ownership interest in Ruiheng, the remaining 90% is owned by unrelated other parties.

During January 2021, SC Autosports established a wholly owned subsidiary, Kandi America Investment, LLC (“Kandi Investment”) in Dallas.

On July 13, 2021, Zhejiang Kandi Technologies entered into a Share Transfer Agreement and Supplementary Agreement with three individual shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) to acquire 100% equity of Jiangxi Huiyi. The acquisition was consummated at October 31, 2021.

On February 15, 2022, Kandi Hainan and Jiangsu Xingchi Signed a joint venture agreement, the two parties jointly invested RMB 30,000,000 (approximately $4.6 million) in Haikou, Hainan (of which Kandi Hainan owns 66.7% and Jiangsu Xingchi owns 33.3%) to establish Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”).

NOTE 2 - LIQUIDITY

The Company had working capital of $278,445,446 as of December 31, 2021, an increase of $55,127,295 from the working capital of $ 223,318,151 as of December 31, 2020. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were $129,223,443 and $142,078,190, respectively. The Company’s restricted cash was $39,452,564 and $ 442,445, respectively. As of December 31, 2021, the Company had multiple certificates of deposit with a total amount of $55,041,832. These certificates of deposit have an annual interest rate from 3.7% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

On March 10, 2020, a real estate repurchase agreement (the “Repurchase Agreement”) was entered into by and between Zhejiang Kandi Technologies and Jinhua Economic and Technological Development Zone pursuant to which the local government shall purchase the land use right over the land of 66 acres (400 mu, 265,029 square meters) that is owned by Zhejiang Kandi Technologies for RMB 525 million ($83 million). Payments to Zhejiang Kandi Technologies shall be made in three installments as the Company disclosed in a Current Report on Form 8-K filed with the SEC on March 9, 2020. In addition, if Zhejiang Kandi Technologies achieves certain milestones that contribute to local economic development, the Company will be eligible for tax rebates that could total up to RMB 500 million ($79 million) over the next eight years. On May 22, 2020, the Company received the first payment of RMB 244 million (approximately $38 million) under the Repurchase Agreement. On July 9, 2020, the Company received the second payment of RMB 119 million (approximately $19 million) under the Repurchase Agreement. By the end of March 2021, the Company finished relocating production and offices to the new industrial park and vacated the old factory property. In early April, the relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. On May 20, 2021, the Company received the final portion of repurchase payment of RMB 150 million (approximately $24 million) under the Repurchase Agreement. In addition, there was RMB 12 million (approximately $2 million) reward for moving out of the old location has been submitted to the government for approval and will be collected after the approval.

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

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained which can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries has $3.2 million short-term and long-term bank loans as of December 31, 2021.

NOTE 3 - BASIS OF PRESENTATION

The Company’s financial statements and notes are the representations of the Company’s management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States and have been consistently applied in the Company’s presentation of its financial statements.

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owns the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary, 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC; and

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA.

(10)	Jiangxi Province Huiyi New Energy Co., Ltd., (“Jiangxi Huiyi”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in the Affiliate Company, in which the Company owned 22% equity interest until March 9, 2021.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. As the equity transfer was completed on March 9, 2021, the Company recorded 22% of the Affiliate Company’s loss for the period from January 1, 2021 to March 9, 2021 and recognized the gain from equity sale of $17.7 million during the first quarter of 2021. As of December 31, 2021, the amount due from the Affiliate Company has been reclassed to accounts receivable of $18.0 million and other receivables of $2.3 million. If the transfer of the remaining 22% equity interests of the Affiliate Company took place on January 1, 2020, the net income for the year ended December 31, 2021 and 2020 would have been $7.7 million and $6.9 million, respectively.

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

These tiers include:

Level 1 — defined as observable inputs such as quoted prices in active markets;

Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, short-term bank loans, notes payable, and warrants.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $8,198,193 and $92,445 as of December 31, 2021 and December 31, 2020, respectively.

Contingent consideration related to the acquisitions of Kandi Smart Battery Swap, SC Autosports and Jiangxi Huiyi, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $ 7,812,000 and $3,743,000 as of December 31, 2021 and December 31, 2020, respectively. Also see Note 20.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

(d) Restricted cash

Restricted cash primarily represents bank deposits for letter of credit and bank acceptance bill.

As of December 31, 2021 and December 31, 2020, the Company’s restricted cash was $39,452,564 and $ 442,445, respectively.

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

(f) Accounts Receivable and Due from the Affiliate Company and Related Parties

Accounts receivable are recognized and carried at net realizable value. The Company establishes provision for doubtful accounts when there is objective evidence that the Company may not be able to collect amounts due. Management reviews the adequacy of the provision for doubtful accounts on an ongoing basis, using historical collection trends and individual account analysis. The provision is based on management’s best estimates of specific losses on individual customer exposures, as well as historical trends of collections. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. An allowance for doubtful accounts is recorded for periods in which the Company determines credit losses are probable. In order to measure expected credit losses of the accounts receivable, the Company’s policy is to adopt aging method by reviewing and analyzing the aging of each customer, especially those with aged balances without any movement, and then assessing their financial conditions and payment plans. On top of the aging analysis, the Company also analyzed the nature and background of the customers, and analyzed the probability of recovery of the receivables. Accounts are written off after exhaustive collection efforts. If accounts receivable are to be provided for, or written off, they are recognized in the consolidated statement of operations within the operating expenses line item. If accounts receivable previously written off is recovered in a later period or when facts subsequently become available to indicate that the amount provided as an allowance for doubtful accounts was incorrect, an adjustment is made to restate allowance for doubtful accounts.

Net amount due from the Affiliate Company represent net trade receivable from the Affiliate Company, loan lending to the Affiliate Company as well as interest related to such loan. As of December 31, 2020, the Company’s net amount due from the Affiliate Company includes $19.8 million net trade receivable and $2.2 million loan interest. As of December 31, 2021, the amount due from the Affiliate Company has been reclassed to accounts receivable of $18.0 million and other receivables of $2.3 million.

As of December 31, 2021 and December 31, 2020, amount due from related party was $0 and $886,989, respectively. As of December 31, 2021 and December 31, 2020, amount due to related party was $0 and $500,000, respectively.

As of December 31, 2021 and December 31, 2020, credit terms with the Company’s customers were typically 60 to 180 days after delivery. Besides, the Company has a credit term with Fengsheng, a former affiliate of the Company which it disposed the ownership of Fengsheng in March 2021, that allows Fengsheng to repay the receivable amount when it receives the subsidy from the government. The Company has agreements or purchase orders signed with the customers which state the payment term based on the scale of sales and background of the customers. The terms and agreements signed are legally enforceable. As of December 31, 2021 and 2020, the Company had a $3,053,277 and $110,269 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

The table below summarized the aging of the accounts receivable as of December 31, 2021 and 2020.

Aging of accountings receivable as of December 31, 2021	Outstanding balance		Subsequent collection(1)
1 to 90 days	$19,978,931		$11,040,304
91 to 180 days	8,317,622		3,868,362
Over 180 days	1,815,817		646,224
Over one year	13,960,230	*	50,881
Over two years	11,876,982	*	-
Total	$55,949,582		$15,605,771

Aging of accountings receivable as of December 31, 2020	Outstanding balance	Subsequent collection(1)
1 to 90 days	$28,298,032	$23,894,359
91 to 180 days	7,084,537	6,567,082
Over 180 days	3,164,568	2,847,605
Over one year	-	-
Over two years	110,269	-
Total	$38,657,406	$33,309,046

(1)	the Company reviewed the subsequent collection until March 10, 2022.

*	The increase of accounts receivable as of December 31, 2021 compared to the amount as of December 31, 2020 was due to the acquisition of Jiangxi Huiyi, and the disposal of ownership of Fengsheng which the amount due from Fengsheng was recorded under “Amount due from the Affiliate Company” prior to the disposal.

(g) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year if default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the Affiliate Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 2.1% to 2.7% annually depends on different banks. As of December 31, 2021 and 2020, the Company had notes receivable from unrelated parties of $323,128 and $31,404,630, respectively, which notes receivable typically mature within six months.

(h) Property, Plants and Equipment, net

Property, Plants and equipment are carried at cost less accumulated depreciation. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	20-30 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Molds	5 years

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

(j) Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC Topic 360 Impairment or Disposal of Long-Lived Assets. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

The Company recognized no impairment loss for years ended December 31, 2021 and 2020.

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

See Note 26 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(l) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products as well as research and development and consulting work performed by third parties, are expensed as incurred. Research and development expenses were $38,971,986 and $7,246,312 for the years ended December 31, 2021 and 2020, respectively.

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

For the years ended December 31, 2021 and 2020, $1,233,192 and $1,130,262, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	December 31,	December 31,
	2021	2020
Period end RMB: USD exchange rate	6.3588	6.5277
Average RMB: USD exchange rate	6.4499	6.9001

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

The stock-based option expenses for the years ended December 31, 2021 and 2020 were $0 and $0, respectively. There were no forfeitures estimated during the reporting period.

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

The Company applies the reporting unit criteria in ASC 350-20 to the components to determine if the reporting unit should be identified one level below the operating segment. Each component will be evaluated to determine if: (a) it is a business (as defined in ASC 805), (b) discrete financial information is available and (c) the operating results are regularly reviewed by the segment manager(s). If the components of a specific operating segment meet these criteria, they might be deemed to be separate reporting units. However, if they have similar economic characteristics (which is a matter of judgment based on individual facts and circumstances), these components must be aggregated into one reporting unit. There are three reporting units under the goodwill impairment analysis, namely 1) SC Autosports, 2) Jinhua An kao and Yongkang Scrou, and 3) Jiangxi Huiyi.

As of December 31, 2021 and 2020, the Company performed goodwill impairment testing at the reporting unit level and determined that no impairment was necessary.

(t) Intangible Assets

Intangible assets consist of patent, trade names and customer relations associated with the purchase price from the allocation of Yongkang Scrou, Kandi Smart Battery Swap and Jiangxi Huiyi. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2021. The amortization expenses for intangible assets were $906,618 and $ 625,629 for the years ended December 31, 2021 and 2020, respectively.

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

The Company has concluded, based on the contractual arrangements, that as of December 31, 2021 and for the past two years that are covered by this report, Kandi New Energy had been a VIE and that the Company’s wholly-owned subsidiary, Zhejiang Kandi Technologies, absorbs a majority of the risk of loss from the activities of this company, thereby enabling the Company, through Zhejiang Kandi Technologies, to receive a majority of its expected residual returns.

Additionally, because Kandi New Energy is under common control with other entities, the consolidated financial statements have been prepared as if the transactions had occurred retroactively as to the beginning of the reporting period of these consolidated financial statements.

Control and common control are defined under the accounting standards as “an individual, enterprise, or immediate family members who hold more than 50 percent of the voting ownership interest of each entity.” Because the owners collectively owned 100% of Kandi New Energy, and had agreed to vote their interests in concert since the establishment of each of these three companies as memorialized in the Voting Rights Proxy Agreement, the Company believes that the owners collectively have control and common control of Kandi New Energy. Accordingly, the Company believes that Kandi New Energy was constructively held under common control by Zhejiang Kandi Technologies as of the time the contractual agreements were entered into, establishing Zhejiang Kandi Technologies as their primary beneficiary. Zhejiang Kandi Technologies, in turn, is owned by Continental, which is owned by the Company.

Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies. The Company no longer has any VIEs as of the date of this report.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently assessing this standard’s impact on its consolidated financial statements.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the years ended December 31, 2021 and 2020, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales		Trade Receivable
Major Customers	Year Ended December 31, 2021	Year Ended December 31, 2020	December 31, 2021	December 31, 2020
Customer A	15%	9%	13%	13%
Customer B	14%	14%	2%	7%
Customer C	3%	24%	1%	15%

(b) Suppliers

For the years ended December 31, 2021 and 2020, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases		Accounts Payable
Major Suppliers	Year Ended December 31, 2021	Year Ended December 31, 2020	December 31, 2021	December 31, 2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	50%	49%	11%	9%
Massimo Motor Sports, LLC	6%	22%	-	5%

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the year ended December 31, 2021.

NOTE 10 - ACCOUNTS RECEIVABLE, NET

Accounts receivable are summarized as follows:

	December 31, 2021	December 31, 2020
Accounts receivable	$55,949,582	$38,657,406
Less: allowance for doubtful accounts	(3,053,277)	(110,269)
Accounts receivable, net	$52,896,305	$38,547,137

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2019	$254,665
Provision	-
Reverse	(152,809)
Exchange rate difference	8,413
BALANCE AT DECEMBER 31, 2020	$110,269
Provision	1,147,679
Reverse	-
Addition of allowance resulted from acquisition of Jiangxi Huiyi	1,763,231
Exchange rate difference	32,098
BALANCE AT DECEMBER 31, 2021	$3,053,277

The addition of allowance for doubtful accounts during the year ended December 31, 2021 was primarily due to newly acquired entity, Jiangxi Huiyi, which it adopted the Company’s accounting policy for provision for doubtful accounts after being consolidated to the Company’s financial statements.

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2021	December 31, 2020
Raw material	$9,291,441	$7,512,259
Work-in-progress	9,116,194	5,488,532
Finished goods*	14,764,338	6,696,592
Inventories	$33,171,973	$19,697,383

*	As of December 31, 2021, approximately $3.8 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $950,000 short-term loan, which was initiated during year 2021.

NOTE 12 - NOTES RECEIVABLE

As of December 31, 2021, there was $323,128 notes receivable from unrelated parties. As of December 31, 2020, there was $31,404,630 notes receivable from unrelated parties with a 6% annual interest rate, among which $6.1 million was collected on January 15, 2021, $6.9 million was collected on January 27, 2021, $9.2 million was collected on April 20, 2021 and $9.2 million was collected on June 22, 2021.

NOTE 13 - ADVANCES TO SUPPLIERS

Advances to suppliers are summarized as follows:

	2021	2020
Advance payment for inventory purchase (1)	$4,110,835	$13,107,630
Advance payment for R & D (2)	-	19,365,947
Others	1,829,621	4,259,605
Total	$5,940,456	$36,733,182

①	This amount represents the advance payment in order to lock up the purchase price of the inventory.
②	This amount presents the advance payment to a third party for designing a new EV model, as well as related research and development and consulting works. The Company entered into a research and development contract with a third party on December 1, 2020 with total contract amount of $38.3 million, and advance payment of $23.0 million as per the contract. This advance payment will be expensed progressively according to the progress of the R & D project. In the year 2021, $18.2 million expense was incurred accordingly.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

Property, plants and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
At cost:
Buildings	$52,481,460	$18,924,734
Machinery and equipment	81,994,596	67,893,378
Office equipment	1,497,461	1,138,870
Motor vehicles and other transport equipment	1,068,616	587,785
Molds and others	11,852,568	12,752,789
	148,894,701	101,297,556
Less: Accumulated depreciation	(37,317,290)	(35,894,876)
Property, plant and equipment, net	$111,577,411	$65,402,680

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

Depreciation expenses for the years ended December 31, 2021 and 2020 were $8,650,755 and $6,976,651, respectively.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations, patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	December 31,	December 31,
	useful life	2021	2020
Gross carrying amount:
Trade name	0 years	$492,235	$492,235
Customer relations	0 years	304,086	304,086
Patent	3.5-5.17 years	5,000,944	4,871,547
Technology	6.83-9.83 years	10,851,104	-
		16,648,369	5,667,868
Less: Accumulated amortization
Trade name		$(492,235)	$(439,798)
Customer relations		(304,086)	(271,691)
Patent		(2,359,212)	(1,723,626)
Technology		(243,757)	-
		(3,399,290)	(2,435,115)
Intangible assets, net		$13,249,079	$3,232,753

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $906,618 and $ 625,629 for the year ended December 31, 2021 and 2020, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Years ended December 31,
2022	$2,023,355
2023	2,023,355
2024	2,023,355
2025	1,956,729
2026	1,733,803
Thereafter	3,488,482
Total	$13,249,079

NOTE 16 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2021	2020
Cost of land use rights	$4,131,797	$4,024,889
Less: Accumulated amortization	(881,461)	(767,129)
Land use rights, net	$3,250,336	$3,257,760

The amortization expense for the years ended December 31, 2021 and 2020 were $92,628 and $201,061, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years ended December 31,	$92,628
2022	92,628
2023	92,628
2024	92,628
2025	92,628
2026	92,628
Thereafter	2,694,568
Total	$3,250,336

NOTE 17 - OTHER LONG-TERM ASSETS

Other long-term assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Long-term deferred assets	$-	$3,706,560
Prepayments for land use right (i)	4,341,496	4,319,305
Land and properties with certificates cancelled (ii)	-	13,728,557
Prepayments for new product molds	-	6,663,909
Right - of - use asset (iii)	6,308,374	3,496,993
Others	342,139	392,160
Total other long-term asset	$10,992,009	$32,307,484

(i)	As of December 31, 2021 and December 31, 2020, the Company’s other long term asset included net value of prepayments for land use right of Hainan facility of $4,341,496 and $4,319,305, respectively. As of December 31, 2021, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the year ended December 31, 2021 and 2020 were $91,229 and $85,277, respectively.
(ii)	As of December 31, 2020, the Company’s other long-term asset included net value of land of Jinhua facility’s old location with certificates cancelled of $6,095,310 and net value of properties (or buildings/housing) of Jinhua facility’s old location with certificates cancelled of $7,633,247, respectively. In the second quarter of 2021, the land and property of Jinhua facility’s old location has been written off. The land amortization expense of Jinhua facility’s old location for the year ended December 31, 2021 were $68,106. The property depreciation expense of Jinhua facility’s old location for the year ended December 31, 2021 were $151,694. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that the relocation was formally completed by meeting all stipulated conditions. In the second quarter of 2021, the property of Jinhua facility’s old location has been fully disposed, and the related $48 million gain on disposal of long-live asset was recognized.
(iii)	As of December 31, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets in other long term asset included net value of newly acquired land use right of Jinhua facility and Jiangxi facility of $6,308,374 and $3,436,310, respectively. The amortization expense for the year ended December 31, 2021 were $79,557.

NOTE 18 - TAXES

(a)	Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to pay a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies Kandi Smart Battery Swap, Jiangxi Huiyi has successfully re-applied for such certificates when the its prior certificates expired. Kandi Hainan has been qualified as HNTE since 2020. Therefore no records for renewal are available. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy and Yongkang Scrou is 25%.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the management makes a cumulative adjustment. For 2021, the Company’s effective tax rate is favorably affected by preferential tax rate for qualified Chinese entities, a super-deduction for qualified research and development costs, intercompany dividend deductions and adversely affected by non-deductible expenses such as stock rewards for non-US employees, part of entertainment expenses, and valuation allowances. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for December 31, 2021 and 2020 was a tax expense of 21.73% on a reported income before taxes of approximately $29.2 million, a tax benefit of 32.69% on a reported loss before taxes of approximately $15.4 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2021 and 2020.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

Income tax expenses for the year ended December 31, 2021 and 2020 are summarized as follows:

	For Year Ended
	December 31,
	2021	2020
Current:
Provision for CIT	$2,273,175	$302,553
Deferred:
Provision for CIT	4,073,315	(5,349,722)
Income tax expense (benefit)	$6,346,490	$(5,047,169)

The reconciliation of taxes at the PRC statutory rate (25% in 2021 and 2020) to our provision for income taxes for the years ended December 31, 2021 and 2020 was as follows:

	For Year Ended
	December 31,
	2021	2020
Expected taxation at PRC statutory tax rate	$7,302,572	$(3,860,333)
Gain or loss difference due to outside basis in equity investments	106,289	(4,347,061)
Effect of differing tax rates in different jurisdictions	66,108	93,806
Effect of PRC preferential tax rates	(704,361)	1,145,631
Non-taxable income	(1,976,661)	(7,889)
Non-deductible expenses	1,352,085	615,659
Research and development super-deduction	(2,006,682)	(458,723)
(Over) Under-accrued EIT for previous years	323,427	(24,583)
Addition to valuation allowance	8,499,993	1,629,952
Divided received deduction	(3,023,303)	-
Local tax adjustment	1,734,997	-
Other (including inter-company transaction)	(5,327,974)	166,372
Income tax (benefit) expense	$6,346,490	$(5,047,169)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$7,471,881	$1,160,830
Depreciation	-	-
Outside basis difference of investment in the Affiliate Company	-	7,821,994
Loss carried forward	7,195,729	3,415,400
Total deferred tax assets	14,667,610	12,398,224
Deferred tax liabilities:
Expense	(411,195)	(588,889)
Intangible	(1,981,862)	(473,024)
Revenue	(462,623)	(2,421,259)
Total deferred tax liability	(2,855,680)	(3,483,172)
Net deferred tax assets (liabilities)	$11,811,930	$8,915,052
less: valuation allowance	(12,052,774)	(3,433,277)
Net deferred tax assets(liabilities),net of valuation allowance	$(240,844)	$5,481,775

The tax effected aggregate Net Operating Loss (“NOL”) was $7.2 million and $3.4 million in tax year 2021 and 2020, which were deriving from entities in the PRC, Hong Kong and U.S. Some of the NOLs will start to expire from 2026 if they are not used. The cumulative NOL in the PRC can be carried forward for five years in general, and ten years for entities qualify High and New Technology Enterprise (“HNTE”) treatment, which is $0.8 million and $6.4 million respectfully, to offset future net profits for income tax purposes. The Company also has $0.5 million tax effected NOL in U.S. to carry forward with indefinite carryforward period, and $0.1 million tax effected NOL in Hong Kong can be carried forward without an expiration date as well.

The Company recorded valuation allowances of 12.0 million at December 31, 2021, against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

We reversed a deferred tax asset for the Affiliate Company’s outside basis difference due to the accumulated losses as of December 31, 2020 between book and tax purpose. This is due to the sale of the Affiliate Company in March 2021.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31,2021 and 2020 are summarized as follows:

	For Year Ended
	December 31,
	2021	2020
Income(loss) before income taxes consists of:
PRC	$30,719,006	$(12,734,584)
Non-PRC	(1,508,718)	(2,706,749)
Total	$29,210,288	$(15,441,333)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2020	$3,433,277
Additions-change to tax expense	8,499,993
Prior year true up	131,364
Exchange rate difference	(11,860)
Balance at December 31,2021	$12,052,774

(b)	Tax Holiday Effect

For the year ended December 31, 2021 and 2020, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2021 and 2020.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2021	2020
Tax benefit (holiday) credit	$2,226,944	$690,905
Basic net income per share effect	$0.03	$0.01

(c)	CARES Act

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the PPP. On May 4, 2020, SC Autosports obtained the PPP loan in the amount of $244,166 with an interest rate of 1.0% and a two-year term to maturity. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. In January 2021, SC Autosports obtained the PPP loan in the amount of $207,867 with an interest rate of 1.0% and a five-year term to maturity. As of December 31, 2021, the Company received $451,983 under the SBA PPP loan program and the entire amount has qualified for forgiveness.

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

NOTE 19 – LEASES AND RIGHT-OF-USE-ASSETS

The Company has renewed its corporate office leases for SC Autosports, with a term of 15 months from January 31, 2020 to April 30, 2021. The monthly lease payment is $11,000 from February 2020 to April 2020 and $12,000 from May 2020 to April 2021. The Company recorded operating lease assets and operating lease liabilities on January 31, 2020, with a remaining lease term of 15 months and discount rate of 4.25%.

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. Above lease was wholly prepaid. See NOTE 17 for more details.

As of December 31, 2021, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $6,308,374. For the year ended December 31, 2021, the Company’s operating lease expense was $79,557.

Supplemental information related to operating leases was as follows:

Year ended December 31, 2021
Cash payments for operating leases	$79,557

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

As the outbreak of COVID-19 in 2020 affected Kandi Smart Battery Swap’s operation and business, on July 7, 2020, the Company and the KSBS Shareholders made the following supplements to Condition III of the original Supplementary Agreement: The KSBS Shareholders have the right to receive an aggregate of 20.83% of the total equity consideration (i.e., 5,919,674 total shares), provided that Kandi Smart Battery Swap realizes a net profit of RMB50 million (approximately $8 million) or more for the period from January 1, 2020 to June 30, 2021 (as opposed to be the originally stated “December 31, 2020”), and such profit is audited or reviewed and Kandi Smart Battery Swap gets annual or quarterly financial report issued under US GAAP. For the period from January 1, 2020 to June 30, 2021, Kandi Smart Battery Swap achieved its net profit target. Accordingly, the KSBS Shareholders received 1,233,068 shares of Kandi’s restrictive common stock or 20.83% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been included in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

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

On October 31, 2021, the Company completed the acquisition of 100% of the equity of Jiangxi Huiyi. The Company paid approximately RMB 50 million (approximately $7.9 million) at the closing of the transaction using cash on hand and may be required to pay future consideration of up to an additional 2,576,310 shares of common stock, upon the achievement of certain net income-based milestones in the next three years.

As of December 31, 2021 and 2020, the Company’s contingent consideration liability was $7,812,000 and $3,743,000, respectively.

Details of the contingent consideration liability as of December 31, 2021 and December 31, 2020 were as follow:

	December 31,	December 31,
	2021	2020
Contingent consideration liability to KSBS Shareholders	$-	3,743,000
Contingent consideration liability to former members of Jiangxi Huiyi	7,812,000	-
Total contingent consideration liability	$7,812,000	$3,743,000

NOTE 21 - COMMON SHARES

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

The Company issued to FT Global Capital, Inc. (the “Placement Agent”) warrants to purchase an aggregate of up to six percent (6%) of the aggregate number of shares of our common stock sold in the offering, or 564,264 shares of the common stock (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Warrants, exercisable at a price of $8.18 per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Warrants.

On November 24, 2020, Kandi entered into a Securities Purchase Agreement  (the “Second RD Purchase Agreement”) with certain purchasers (the “Second RD Buyers”) pursuant to which the Company sold to the Second RD Buyers, in a registered direct offering, an aggregate of 8,849,560 units (the “Units”), each consisting of one share (the “Shares”) of our Common Stock and a warrant to purchase 0.4 share of our Common Stock (the “Second RD Warrants”), at a purchase price of $11.30 per share, for aggregate gross proceeds to the Company of $100,000,028, before deducting fees to the placement agent and other estimated offering expenses payable, approximately $5.0 million, by the Company. At the closing, the Company issued Units consisting of an aggregate of 8,849,560 shares of our Common Stock and the Second RD Warrants initially exercisable into an aggregate of up to 3,539,825 shares of our Common Stock. The Second RD Warrants have a term of 30 months and are exercisable by the holders at any time after the date of issuance at an exercise price of $14.50 per share.

The Company issued to the Placement Agent warrants to purchase an aggregate of up to three percent (3%) of the aggregate number of shares of our common stock sold in the offering, or 265,487 shares of the common stock (the “Second RD Placement Agent Warrants”). The Second RD Placement Agent Warrants shall generally be on the same terms and conditions as the Second RD Warrants, exercisable at a price of $14.50 per share, provided that the Second RD Placement Agent Warrants will not provide for certain anti-dilution protections included in the Second RD Warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 1, 2021, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2021, the Company had repurchased a total of 679,749 common shares at an average stock price of $3.52 per share under the repurchase plan.

NOTE 22 - STOCK OPTIONS

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

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2019	3,900,000	$9.72
Granted	-	-
Exercised	3,000,000	9.72
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2020	900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	900,000	$9.72

The fair value of each of the 4,900,000 options issued to the employees and directors on May 29, 2015 is $8.16 per share.

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

For the year ended December 31, 2021 and 2020, the Company recognized $1,484,576 and $902,666 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 24 - EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY

The Company’s consolidated net income (loss) includes the Company’s proportionate share of the net income or loss of the Company’s equity method investees. When the Company records its proportionate share of net income in such investees, it increases equity income (loss) – net in the Company’s consolidated statements of income (loss) and the Company’s carrying value in that investment. Conversely, when the Company records its proportionate share of net loss in such investees, it decreases equity income (loss) – net in the Company’s consolidated statements of income (loss) and the Company’s carrying value in that investment. All intra-entity profits and losses with the Company’s equity method investees have been eliminated.

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

The Company’s equity method investments in the Affiliate Company for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2021	2020
Investment in the Affiliate Company, beginning of the period,	$28,892,638	$47,228,614
Investment decreased in 2021	(48,436,812)	-
Gain from equity sale	17,788,351	-
Reversal of prior year reduction in the equity of the Affiliate Company*	3,363,015	(3,275,999)
Company’s share in net loss of Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021 and year ended December 31, 2020	(2,692,225)	(16,812,341)
Non-controlling interest	99,891	(445,977)
Prior year unrealized profit realized	-	5,656
Subtotal	(2,592,334)	(17,252,662)
Exchange difference	985,142	2,192,685
Investment in Affiliate Company, end of the period	$-	$28,892,638
- Non-controlling interest carrying amount		2,611,821

NOTE 25 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1)	Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,145,248 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, with a related loan period from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. The Company expects the likelihood of incurring losses in connection with this matter to be remote.

(2)	Pledged collateral for bank loans to other parties.

As of December 31, 2021 and December 31, 2020, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans to other parties.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, that motion was granted in September 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. This action was transferred to the New York federal court in September 2020, Kandi moved to dismiss in March 2021, and that motion was granted in October 2021. The plaintiff in this case subsequently filed an amended complaint, Kandi moved to dismiss that complaint in January 2022, and the motion remains pending.

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

The following table sets forth disaggregation of revenue:

	Year Ended December 31,
	2021	2020
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$32,669,996	$29,394,148
China	58,816,388	47,526,365
Total	$91,486,384	$76,920,513

Major products
EV parts	$25,348,003	$40,645,696
EV products	1,478,566	684,525
Off-road vehicles	29,336,693	29,824,323
Electric Scooters, Electric Self-Balancing Scooters and associated parts	30,018,290	5,765,969
Battery exchange equipment and Battery exchange service	785,183	-
Lithium-ion cells	4,519,649	-
Total	$91,486,384	$76,920,513

Timing of revenue recognition
Products transferred at a point in time	$91,486,384	$76,920,513
Total	$91,486,384	$76,920,513

NOTE 27 - ACQUISITIONS

Jiangxi Huiyi

Jiangxi Huiyi, located in Gaoxin Development Zone, Xinyu City, Jiangxi Province, was formed on November 16, 2016. Jiangxi Huiyi owns an intelligent production line with a daily output of 250,000 units of 18650 lithium batteries. Besides, as of December 31, 2021, it has 7 invention patents, 28 utility model patents, and 10 appearance patents approved by the PRC State Intellectual Property Offices.

On October 31, 2021, the Company, through Zhejiang Kandi Technologies, completed the acquisition of Jingxi Huiyi. The Company acquired all the equity interests of Jiangxi Huiyi for a purchase price of RMB 50 million (approximately $7.7 million) in cash to the Transferors. The first 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on July 19, 2021. The remaining 50% of the purchase price or RMB 25 million (approximately $3.9 million) was paid on October 20, 2021. In addition, pursuant to the Supplementary Agreement by and between the two parties, the Company may issue 858,770 shares of registered stock (the “Shares”) to the Transferors each year for the next three years, conditioned on the fulfillment of the undertaking by the Transferors of Jiangxi Huiyi to achieve no less than RMB 15 million (approximately $2.3 million) net income (the “Annual Profit Target”) over the course of each of the following three years without additional investment by Zhejiang Kandi Technologies. The Shares will be registered on proper registration statement.

The Supplementary Agreement sets forth the terms and conditions of the issuance of the Shares for the three year period subsequent to the consummation of acquisition from July 1, 2021 to June 30, 2022, 2023 and 2024 as below: If Jiangxi Huiyi achieves the Annual Profit Target, 858,770 shares will be issued to the Transferors. However, a reduced number of shares may be issued to Transferors if Jiangxi Huiyi fails to achieve its Annual Profit Target: If the annual net profits of Jiangxi Huiyi fall below the Annual Profit Target by 20% or less, 687,016 shares will be issued to the Transferors; if net profits of Jiangxi Huiyi fall below the Annual Profit Target by a percentage between 20% and 40%, 515,262 shares will be issued to the Transferors; and if net profits of Jiangxi Huiyi fall below the Annual Profit Target by 40% or more, no shares will be issued to the Transferors. All the profit targets referenced above shall follow the United States Generally Accepted Accounting Principles.

As of the acquisition date, the Company recorded a contingent liability of approximately $10.6 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the Jiangxi Huiyi Transferors upon the achievement of certain net income-based milestones. The Supplementary Agreement sets forth the terms and conditions of the issuance of these shares. The fair value of the contingent consideration liability associated with additional 2,576,310 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The components of the preliminary purchase price as of the acquisition date for Jiangxi Huiyi are as follows:

Jiangxi Huiyi
Cash	$7,806,767
Fair value of contingent consideration	10,646,000
Total	$18,452,767

The Company accounted for the acquisition as business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

Jiangxi Huiyi
Goodwill	$5,682,051
Amortizable intangible assets	10,773,338
Other net assets	3,094,810
Deferred tax liability	(1,097,432)
Total	$18,452,767

Transaction costs of $60,347 associated with the acquisition were expensed as incurred through general and administrative expenses in the statement of income in 2021.

The Company allocated the preliminary purchase price to specific intangible asset categories as of the acquisition date for Jiangxi Huiyi as follows:

	Amount Assigned	Estimated useful life (in years)
Amortizable intangible assets:
Technology	$10,773,338	7-10

The Company allocated the preliminary purchase price to specific intangible assets for patents that the Company acquired. The Company believes that the estimated intangible asset value so determined represents the fair value on the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the asset based approach to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by the ASC Topic 820.

The Company recorded the excess of the purchase price over the estimated fair values of the identified assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due to primarily to revenue and earnings projections associated with Jiangxi Huiyi’s future operations, as well as synergies expected to be gained from the integration of the business into the Company’s existed operations.

The Company’s condensed consolidated financial statements included approximately $4.6 million of revenue and approximately $0.2 million of operating loss related to the operating results for Jiangxi Huiyi from its date of acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Kandi and the Acquired Business as if the acquisition had occurred as of October 31, 2020. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of October 31, 2020. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operation results of Kandi. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from acquisition.

Unaudited Pro Forma Combined Statements of Operations Information

	Year Ended December 31,
	2021	2020
Revenue	$116,847,257	$79,931,122
LOSS FROM OPERATIONS	$755,314	$606,360
NET LOSS	$23,696,197	$(10,586,299)

NOTE 28 - SUBSEQUENT EVENT

In January 2022, the Company had repurchased a total of 459,036 common shares at an average stock price of $3.42 per share under the repurchase plan.

Since SC Autosports is purchasing electric golf crossover vehicles from Jiangsu Xingchi Electric Technology Co., Ltd. (“Jiangsu Xingchi”), and Jiangsu Xingchi’s existing production capacity is far from meeting the needs of the U.S. market, in order to expand production capacity to meet the needs of the U.S. market, on February 15, 2022, Kandi Hainan and Jiangsu Xingchi jointly invested RMB 30,000,000 (approximately $4.6 million) in Haikou, Hainan (of which Kandi Hainan owns 66.7% and Jiangsu Xingchi owns 33.3%) to establish Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”). Hainan Kandi Holding will specialize in the production of electric golf crossover vehicles and other products in Kandi Hainan’s factory.

Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies for $2.83 million (RMB 18 million, equal to the subscribed capital contributed by Mr. Hu Xiaoming to Kandi New Energy). As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies. As of the date of this report, the Company does not have any VIE.

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2021. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2021, the last day of our fiscal year of 2021. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2021 based on those criteria.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Paris, Kreit & Chiu CPA LLP, has audited the effectiveness of our ICFR as of December 31, 2021 as stated in their report which is attached to the auditors’ reports included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 9, 2022:

Name	Age	Position	Served From
Hu Xiaoming	65	Chairman of the Board, President and Chief Executive Officer	June 2007
Lim Jehn Ming	39	Chief Financial Officer	May 2020
Chen Liming (1),(2),(3)	85	Director (Independent)	May 2012
Lin Yi (2),(3)	69	Director (Independent)	May 2017
Jerry Lewin (1)	67	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	68	Director (Independent)	July 2011
Dong Xueqin	40	Director	December 2021
Wang Lin	33	Director	December 2019

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Dong Xueqin, received a Doctor Engineering degree in Vehicle Engineering from Shanghai Tongji University. Mr. Dong has rich practical experience and extensive knowledge and expertise in the fields of automotive engineering, automotive safety and others. He has successively served as the General Manager of Jiangsu Xingchi Electric Power Technology Co., Ltd, the Deputy General Manager of Jiangsu Yixing Vehicles Co., Ltd, the General Manager of Yijue Automobile (Shanghai) Co., Ltd, the Deputy General Manager of business department of Automobile Design and Research Institute Co., Ltd. of Shanghai Tongji University, and the R & D Engineer of Jiangling Automobile Co., Ltd. In addition, Mr. Dong has also participated in multiple technology R & D projects, including the research and development of Class AO small urban pure electric vehicle, and test, evaluation and standard technology related to whole electric vehicle and its parts as well as infrastructures in the “863” Project of China Ministry of Science and Technology; safety technology of electric vehicles in typical crash mode in the Project of Shanghai Bureau of Quality and Technical Supervision; and so on. Furthermore, he has published 11 papers on automobile and electric vehicle engineering technology. Mr. Dong also owns 18 utility model patents, 2 invention patents and 1 appearance design patent.

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

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2021, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: (i) Henry Yu did not timely file Form 4s after being granted 5,000 shares and 5,000 shares on February 3, 2021 and August 5, 2021 respectively and after he sold 4,000 shares and 4,010 shares on November 24, 2021 and November 26, 2021 respectively. However, the Form 4 corresponding to these transactions was subsequently filed on December 2, 2021. (ii) Jerry Lewin did not timely file a Form 4 after being issued being granted 5,000 shares and 5,000 shares on February 3, 2021 and August 5, 2021.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2021 and 2020, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2021 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2021. The individuals listed in the table below are referred to as the “named executive officers”.

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)(4)	($)(5)	($)	($)	($)	($)
Hu Xiaoming (1)	2021	$55,815	-	$288,000	-	-	-	-	$343,815
CEO, President and	2020	$52,173	-	$168,000	-	-	-	-	$220,173
Chairman of the Board

Lim Jehn Ming (2)	2021	$120,000	-	$18,540	-	-	-	-	$138,540
CFO	2020	$75,000	7,605	$9,270	-	-	-	-	$91,875

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007.
(2)	Mr. Lim was appointed as the Company’s CFO, effective May 15, 2020.
(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

Salary and Incentive Compensation

In fiscal 2021, the primary components of our executive compensation programs were base salary and equity compensation.

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

Pursuant to Pre-Approved Award Grant Sub-Plan approved by the Board of Directors on December 30, 2013 and modified on July 25, 2014, if the Non-GAAP net income in one year increases by 10% compared with the previous year, the total of 335,000 shares of the common stock from the Plan (as disclosed in details in the next paragraph below) to be granted to certain employees (management of the Company is authorized to determine list of employees and stock amount rewarded based on position adjustment of employees, performance and tenure of each employee in that year) will be granted for that year; if the Non-GAAP net income in one year is less than the Non-GAAP net income in the previous year, then no stock will be granted in that year; if the Non-GAAP net income in one year is 10% less than or 10% more than the Non-GAAP net income in the previous year, then the stock grant amount will decrease or increase according to the Non-GAAP net income decrease or increase percentage, but the total amount rewarded may not be over 200%.

On May 20, 2015, the shareholders of the Company approved an increase of 9,000,000 shares under the Plan at its annual meeting. The fair value of each award granted under the Plan is determined based upon the closing price of the Company’s stock on the date of the grant. To the extent that the performance goal is not met and so no shares become due, no compensation cost is recognized and any recognized compensation cost during the applicable year is reversed. The number of shares of common stock granted under the Plan with respect to fiscal 2014 was 670,000 shares based on the Non-GAAP Net Income of 2014. Compensation expense is recognized in General and Administrative Expenses. On April 23, 2015 and June 7, 2015, the Company granted 550,000 shares and 120,000 shares, respectively, to the senior management and key employee as year 2014 performance awards. On April 13, 2016, the Company granted 670,000 shares to the senior management and key employee as year 2015 performance awards. In February 2017, the Board of Directors authorized the Company to grant 246,900 shares to a list of management members as compensation for their past services pursuant to Section 11 of the Company’s 2008 plan. On September 26, 2016, the Board approved the termination of the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to reduce the total number of shares of common stock of the stock award for select executives and key employees from 335,000 shares of common stock to 250,000 shares of common stock for each fiscal year and the other terms were as same as before. There was no grant under the Board’s Pre-Approved Award Grant Sub-Plan in the years of 2017 to 2021.

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior executives. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2021, 3,000,000 shares have been exercised, and 1,000,000 shares have been forfeited. The granted stock option to the directors and officers are as below:

Name	stock options
Hu Xiaoming	900,000

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2021, by those individuals who served as our named executive officers during any part of fiscal year 2021.

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

Employment Agreements

Zhejiang Kandi Technologies has a three-year-term employment agreement with Mr. Hu, expiring June 9, 2022. The agreement provides an annual salary for Mr. Hu with bonuses to be decided at the discretion of our Board at the year end.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2021 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$9,302	-	-	-	-	-	$9,302

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$9,302	-	-	-	-	-	$9,302

Wang Lin	$31,938	11,520	-	-	-	-	$43,458

Sun Chenming	$35,659	28,800	-	-	-	-	$64,459

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2021, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2021, 100,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.
(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2021, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Henry Yu	0	100,000	(1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	100,000
Zhu Feng	0	0
Wang Lin	0	0
Sun Chenming	0	0

(1)	Besides the 100,000 shares of restricted common stock, Mr. Yu owns additional 15,500 shares of the Company’s common stock that he purchased from the open market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 10, 2022, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 76,256,345 shares of our Common Stock outstanding on March 10, 2022. Unless indicated otherwise, the mailing address of each beneficial owner is Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China 321016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,326,481	(1)	18.8%
Common Stock	Jehn Ming Lim	1,500		*
Common Stock	Henry Yu	120,500		*
Common Stock	Jerry Lewin	105,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Sun chenming	5,000		-
Common Stock	Wang Lin	7,000		*
All officers and directors		14,565,481		19.1%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited	12,821,404	(2)	16.8%
Common Stock®	Invesco WilderHill Clean Energy ETF	5,953,498	(3)	7.8%

*	Less than 1%

(1)	Includes (i) 1,505,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.
(2)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the ordinary shares in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.
(3)	Based solely on the Schedule 13G filed by Invesco Ltd filed with the SEC on February 10, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. The equity transfer was completed on March 9, 2021. For detailed discussion of Transactions with Related Parties, please refer to NOTE 24 – EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, Paris Kreit & Chiu CPA LLP and former principal accounting firm, Marcum Bernstein & Pinchuk LLP for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
Audit Fees	$350,000	$460,000
Audit Related Fees	$-	$93,800
Tax Fees	$-	$-
All other fees	$-	$715
TOTAL FEES	$350,000	$554,515

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.2	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.3	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.4	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.5	Description of Securities Registered Pursuant to Section 12 of the Exchange Act. †

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Technologies Group Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.13	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.15	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.16	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020]

10.17	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020]

10.18	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.19	Placement Agent Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.20	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.21	Placement Agent Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.22	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021. [Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021]

10.23	English Translated Version of the Transfer Agreement Between Mr. Hu and Zhejiang Kandi Technologies Group Co., Ltd. Regarding the 50% Equity Interests Transfer in the VIE Dated March 7, 2022. †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries †

23.1	Consent of Marcum Bernstein & Pinchuk LLP †

23.2	Consent of Paris Kreit & Chiu CPA LLP †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Exhibits filed herewith.
*	Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 15, 2022	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and Chairman of the Board	March 15, 2022
Hu Xiaoming	(Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	March 15, 2022
Jehn Ming Lim	(Principal Financial Officer and Accounting Officer)

/s/ Chen Liming	Director	March 15, 2022
Chen Liming

/s/ Lin Yi	Director	March 15, 2022
Lin Yi

/s/ Jerry Lewin	Director	March 15, 2022
Jerry Lewin

/s/ Henry Yu	Director	March 15, 2022
Henry Yu

/s/ Wang Lin	Director	March 15, 2022
Wang Lin

/s/ Dong Xueqin	Director	March 15, 2022
Dong Xueqin