Form 10-Q
period 2022-03-31
Kandi Technologies Group, Inc.
filed 2022-05-09
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, the registrant had 77,410,130 shares of common stock issued and 75,704,845 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$99,997,938	$129,223,443
Restricted cash	58,222,796	39,452,564
Certificate of deposit	70,957,772	55,041,832
Accounts receivable (net of allowance for doubtful accounts of $3,065,854 and $3,053,277 as of March 31, 2022 and December 31, 2021, respectively)	40,262,353	52,896,305
Inventories	30,958,762	33,171,973
Notes receivable	837,302	323,128
Other receivables	8,798,534	8,901,109
Prepayments and prepaid expense	17,275,378	17,657,326
Advances to suppliers	4,998,703	5,940,456
TOTAL CURRENT ASSETS	332,309,538	342,608,136

NON-CURRENT ASSETS
Property, plant and equipment, net	110,004,425	111,577,411
Intangible assets, net	12,770,134	13,249,079
Land use rights, net	3,235,497	3,250,336
Construction in progress	326,641	79,317
Deferred tax assets	2,219,297	2,219,297
Long-term investment	157,684	157,262
Goodwill	36,109,089	36,027,425
Other long-term assets	11,898,416	10,992,009
TOTAL NON-CURRENT ASSETS	176,721,183	177,552,136

TOTAL ASSETS	$509,030,721	$520,160,272

CURRENT LIABILITIES
Accounts payable	$27,966,224	$36,677,802
Other payables and accrued expenses	7,747,034	9,676,973
Short-term loans	1,450,000	950,000
Notes payable	10,548,203	8,198,193
Income tax payable	1,512,342	1,620,827
Other current liabilities	6,726,257	7,038,895
TOTAL CURRENT LIABILITIES	55,950,060	64,162,690

NON-CURRENT LIABILITIES
Long-term loans	2,210,589	2,210,589
Deferred taxes liability	2,460,141	2,460,141
Contingent consideration liability	5,122,000	7,812,000
Other long-term liabilities	989,018	314,525
TOTAL NON-CURRENT LIABILITIES	10,781,748	12,797,255

TOTAL LIABILITIES	66,731,808	76,959,945

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,410,130 and 77,385,130 shares issued and 76,271,345 and 76,705,381 outstanding at March 31,2022 and December 31,2021, respectively	77,410	77,385
Less: Treasury stock (1,138,785 shares with average price of $3.48 and 679,749 shares with average price of $3.52 at March 31,2022 and December 31,2021, respectively )	(3,962,527)	(2,392,203)
Additional paid-in capital	449,559,150	449,479,461
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at March 31,2022 and December 31,2021, respectively)	(5,832,158)	(4,216,102)
Accumulated other comprehensive loss	1,261,597	251,786
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	441,103,472	443,200,327

Non-controlling interests	1,195,441	-
TOTAL STOCKHOLDERS’ EQUITY	442,298,913	443,200,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,030,721	$520,160,272

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021

REVENUES FROM UNRELATED PARTIES, NET	$24,891,404	$15,976,170
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	1,584

REVENUES, NET	24,891,404	15,977,754

COST OF GOODS SOLD	(22,504,241)	(11,623,403)

GROSS PROFIT	2,387,163	4,354,351

OPERATING INCOME (EXPENSE):
Research and development	(1,140,586)	(21,624,597)
Selling and marketing	(1,193,699)	(1,146,866)
General and administrative	(5,756,531)	(4,430,123)
TOTAL OPERATING EXPENSE	(8,090,816)	(27,201,586)

EXPENSE FROM OPERATIONS	(5,703,653)	(22,847,235)

OTHER INCOME (EXPENSE):
Interest income	1,222,304	528,592
Interest expense	(148,144)	(126,348)
Change in fair value of contingent consideration	2,690,000	357,000
Government grants	244,098	234,793
Gain from sale of equity in the Former Affiliate Company	-	17,700,260
Share of loss after tax of the Former Affiliate Company	-	(2,579,497)
Other income, net	43,782	498,901
TOTAL OTHER INCOME , NET	4,052,040	16,613,701

LOSS BEFORE INCOME TAXES	(1,651,613)	(6,233,534)

INCOME TAX BENEFIT (EXPENSE)	32,600	(169,186)

NET LOSS	(1,619,013)	(6,402,720)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,957	-

NET LOSS ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(1,616,056)	(6,402,720)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,009,811	(1,176,013)

COMPREHENSIVE INCOME (LOSS)	$(609,202)	$(7,578,733)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	76,289,846	75,383,777

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.08)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$-	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	-	(1,176,013)
Reversal of reduction in the Former Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	2,771,652	-	-	-	2,771,652
Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$-	$398,981,883

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	25,000	25	-	92,925	-	-	-	92,950
Stock buyback			(1,570,324)	(13,236)				(1,583,560)
Capital contribution from shareholder	-	-	-	-	-	-	1,198,398	1,198,398
Net loss	-	-	-	-	(1,616,056)	-	(2,957)	(1,619,013)
Foreign currency translation	-	-	-	-	-	1,009,811	-	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,619,013)	$(6,402,720)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,294,499	2,212,965
Provision (reversal) of allowance for doubtful accounts	4,389	-
Share of loss after tax of the Former Affiliate Company	-	2,579,497
Loss from equity sale in the Former Affiliate Company	-	(17,700,260)
Change in fair value of contingent consideration	(2,690,000)	(357,000)
Stock based compensation expense	22,925	22,925

Changes in operating assets and liabilities:

Accounts receivable	5,197,268	8,916,548
Notes receivable	1,965,596	-
Inventories	2,498,914	(864,177)
Other receivables and other assets	(790,486)	(13,058,262)
Advances to supplier and prepayments and prepaid expenses	1,425,684	18,807,547

Increase (Decrease) In:
Accounts payable	3,088,095	(340,133)
Other payables and accrued liabilities	(1,688,414)	107,011
Notes payable	(4,401,457)	-
Income tax payable	(119,559)	58,779
Net cash provided by (used in) operating activities	$6,188,441	$(6,017,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(709,881)	(5,866,207)
Payment for construction in progress	(246,971)	(4,339,770)
Repayment from (loan to) third party	-	13,113,237
Certificate of deposit	(15,759,448)	(15,427,337)
Proceeds from sales of equity in the Former Affiliate Company	-	23,758,099
Long-term Investment	-	(107,991)
Net cash (used in) provided by investing activities	$(16,716,300)	$11,130,031

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	500,000	-
Contribution from non-controlling shareholder	803,732	-
Purchase of treasury stock	(1,583,561)	-
Net cash used in financing activities	$(279,829)	$-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(10,807,688)	$5,112,751
Effect of exchange rate changes	$352,415	$(438,313)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$158,220,734	$147,195,073
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	99,997,938	146,714,469
-RESTRICTED CASH AT END OF PERIOD	58,222,796	480,604

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$5,496	110,407
Interest paid	$37,116	-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Former Affiliate Company due to change in its equity (net of tax effect of $491,400)	-	2,807,696
Increase of other receivable for equity transfer payment of the Former Affiliate Company	-	23,758,099
Contribution from non-controlling shareholder by inventories and fix assets	393,986	-

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
100%
Jinhua Kandi New Energy Vehicle Co., Ltd. ("Kandi New Energy")
100%
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd ("Kandi Smart Battery Swap") (formerly known as Jinhua An Kao Power Technology Co., Ltd.)
Non-affiliated Entities
Non-affiliated Individuals
Non-affiliated Individuals
80%
10%
10%
Zhejiang Ruiheng Technology Co., Ltd. and its subsidiaries ("Ruiheng")
45%
55%
Kandi Electric Vehicles (Hainan) Co., Ltd. ("Kandi Hainan")
100%
Yongkang Scrou Electric Co., Ltd ("Yongkang Scrou")
100%
Jiangxi Province Huiyi New Energy Co., Ltd. ("Jiangxi Huiyi")
10%
90%
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

NOTE 2 - LIQUIDITY

The Company had working capital of $ 276,359,478 as of March 31, 2022, a decrease of $ 2,085,968 from working capital of $278,445,446 as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $99,997,938 and $129,223,443, respectively, the Company’s restricted cash was $58,222,796 and $39,452,564, respectively. As of March 31, 2022 and December 31, 2021, the Company had multiple certificates of deposit with a total amount of $70,957,772 and $55,041,832, respectively. These certificates of deposit have an annual interest rate from 3.35% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables, especially the receivables due from the Fengsheng Automotive Technology Group Co., Ltd., (“Former Affiliate Company”), because most of them are indirectly impacted by the progress of the receipt of government subsidies.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained which can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries have $3.7 million short-term and long-term bank loans as of March 31, 2022.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owns the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies was entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary, 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC; and

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA.

(10)	Jiangxi Province Huiyi New Energy Co., Ltd., (“Jiangxi Huiyi”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC.

(11)	Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), a subsidiary of Kandi Hainan, incorporated under the laws of the PRC; Kandi Hainan owns 66.7% and a non-affiliate, Jiangsu Xingchi Electric Technology Co., Ltd. (“Jiangsu Xingchi”) owns 33.3% of Hainan Kandi Holding. Consequently, non-controlling interests of an aggregate of 33.3% of the equity interests of Hainan Kandi Holding held by an entity are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interest in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the period between non-controlling interest holders and the shareholders of the Company.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in the Former Affiliate Company, in which the Company owned 22% equity interest until March 9, 2021.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely.

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company’s 2021 Form 10-K.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2022 and 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Three Months
	Ended
	March 31,	March 31,	December 31,
Major Customers	2022	2022	2021
Customer A	13%	8%	-
Customer B	10%	3%	2%
Customer C	10%	-	-

	Sales	Trade Receivable
	Three Months
	Ended
	March 31,	March 31,	December 31,
Major Customers	2021	2021	2020
Customer D	22%	-	-
Customer E	15%	23%	15%
Customer F	14%	3%	-

(b) Suppliers

For the three-month period ended March 31, 2022 and 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases	Accounts Payable
	Three Months
	Ended
	March 31,	March 31,	December 31,
Major Suppliers	2022	2022	2021
ODES USA, Inc.	26%	2%	1
Hunan Jinfuli New Energy Co., Ltd	15%	9%	8%
Zhejiang Kandi Supply Chain Management Co., Ltd.	11%	14%	11%

	Purchases	Accounts Payable
	Three Months
	Ended
	March 31,	March 31,	December 31,
Major Suppliers	2021	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	51%	10%	9%
Massimo Motor Sports, LLC	26%	5%	5%

NOTE 9 - EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month period ended March 31, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2022	2021
Accounts receivable	$43,328,207	$55,949,582
Less: allowance for doubtful accounts	(3,065,854)	(3,053,277)
Accounts receivable, net	$40,262,353	$52,896,305

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2020	$110,269
Provision	1,147,679
Addition of allowance resulted from acquisition of Jiangxi Huiyi	1,763,231
Exchange rate difference	32,098
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	4,389
Exchange rate difference	8,188
BALANCE AT MARCH 31, 2022	$3,065,854

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2022	2021
Raw material	$10,274,275	$9,291,441
Work-in-progress	6,845,533	9,116,194
Finished goods*	13,838,954	14,764,338
Inventories	$30,958,762	$33,171,973

*	As of March 31, 2022, approximately $4.5 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $1,450,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021
At cost:
Buildings	$52,883,764	$52,481,460
Machinery and equipment	82,629,619	81,994,596
Office equipment	1,617,256	1,497,461
Motor vehicles and other transport equipment	1,106,755	1,068,616
Molds and others	11,884,341	11,852,568
	150,121,735	148,894,701
Less : Accumulated depreciation	(40,117,310)	(37,317,290)
Property, plant and equipment, net	$110,004,425	$111,577,411

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts of K23 are manufactured in the Hainan factory. Currently, the Company’s Hainan factory has production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the project completion acceptance of Hainan factory is being processed. Before the completion acceptance is finished, the Hainan factory is manufacturing the above products in the form of trial production.

Depreciation expenses for the three months ended March 31, 2022 and 2021 were $2,701,507 and $1,824,261, respectively.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining useful life	March 31, 2022	December 31, 2021
Gross carrying amount:
Patent	3.25-4.92 years	$5,014,349	5,000,944
Technology	6.58-9.58 years	10,880,192	10,851,104
		16,690,862	16,648,369
Less : Accumulated amortization
Patent		$(2,513,382)	(2,359,212)
Technology		(611,025)	(243,757)
		(3,920,728)	(3,399,290)
Intangible assets, net		$12,770,134	$13,249,079

The aggregate amortization expenses for those intangible assets were $514,169 and $165,172 for the three months ended March 31, 2022 and 2021, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Nine months ended December 31, 2022	$1,542,507
Years ended December 31,
2023	2,056,677
2024	2,056,677
2025	1,988,954
2026	1,762,356
Thereafter	3,362,963
Total	$12,770,134

NOTE 14 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2022	2021
Cost of land use rights	$4,142,872	$4,131,797
Less: Accumulated amortization	(907,375)	(881,461)
Land use rights, net	$3,235,497	$3,250,336

The amortization expenses for the three months ended March 31, 2022 and 2021, were $23,538 and $23,042, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Nine months ended December 31, 2022	$70,614
Years ended December 31,
2023	94,152
2024	94,152
2025	94,152
2026	94,152
Thereafter	2,788,275
Total	$3,235,497

NOTE 15 - OTHER LONG TERM ASSETS

Other long term assets as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021
Prepayments for land use right (i)	$4,329,938	4,341,496
Right - of - use asset (ii)	7,225,917	6,308,374
Others	342,561	342,139
Total other long-term asset	$11,898,416	$10,992,009

(i)	As of March 31, 2022 and December 31, 2021, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $4,329,938 and $4,341,496, respectively. As of March 31, 2022, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended March 31, 2022 and 2021 were $23,183 and $22,694, respectively.

(ii)	As of March 31, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $6,293,164 and $6,308,374, respectively, as well as the amount of $932,753 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended March 31, 2022 and 2021 were $32,102 and $17,464, respectively.

NOTE 16 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi have successfully re-applied for such certificates when their prior certificates expired. Kandi Hainan has been qualified as a HNTE since 2020. Therefore, no records for renewal is available. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries and and Hainan Kandi Holding is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2022, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was a tax benefit of 1.97% on a reported loss before taxes of approximately $1.7 million, 2.71% on a reported loss before taxes of approximately $6.2 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the three months ended March 31, 2022 and 2021 was tax benefit of $32,600 and tax expense of $169,186, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2022, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2022, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

The tax effected aggregate Net Operating Loss (“NOL”) was $7.2 million and $3.4 million in tax year 2021 and 2020, which were deriving from entities in the PRC, Hong Kong and U.S. Some of the NOLs will start to expire from 2026 if they are not used. The cumulative NOL in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, which is $0.8 million and $6.4 million respectfully, to offset future net profits for income tax purposes. The Company also has $0.5 million tax effected NOL in U.S. to carry forward with indefinite carryforward period, and $0.1 million tax effected NOL in Hong Kong can be carried forward without an expiration date as well.

(b) Tax Holiday Effect

For the three months ended March 31, 2022 and 2021, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2022 and 2021.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Tax benefit (holiday) credit	$154,097	$65,965
Basic net income per share effect	$0.00	$0.00

NOTE 17 - LEASES AND RIGHT-OF-USE-ASSETS

The Company has renewed its corporate office leases for SC Autosports, with a term of 15 months from January 31, 2020 to April 30, 2021. The monthly lease payment is $11,000 from February 2020 to April 2020 and $12,000 from May 2020 to April 2021. The Company recorded operating lease assets and operating lease liabilities on January 31, 2020, with a remaining lease term of 15 months and discount rate of 4.25%. SC Autosports bought its own corporate office after this lease term expired in April 2021.

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. This land use rights was wholly prepaid. See NOTE 15 for more details.

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. The Company has prepaid the first year of lease amount of $262,449.

As of March 31, 2022, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $7,225,917 and lease liability was $732,487 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended March 31, 2022 and 2021, the Company’s operating lease expense were $94,250 and $53,464, respectively.

Supplemental information related to operating leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash payments for operating leases	$94,250	$53,464

Maturities of lease liabilities as of March 31, 2022 were as follow:

Maturity of Lease Liabilities:	Lease payable
$
Years ended December 31,
2023	235,347
2024	244,055
2025	253,085

NOTE 18 - CONTINGENT CONSIDERATION LIABILITY

On January 3, 2018, the Company completed the acquisition of 100% of the equity of Jinhua An Kao, currently known as Kandi Smart Battery Swap Co., Ltd. (“Kandi Smart Battery Swap”). The Company paid approximately RMB 25.93 million (approximately $4 million) at the closing of the transaction using cash on hand and issued a total of 2,959,837 shares of restrictive stock or 6.2% of the Company’s total outstanding shares of the common stock immediately prior to the closing of the acquisition valued at approximately $20.7 million to the former shareholders of Kandi Smart Battery Swap and his designees (the “KSBS Shareholders”), and may be required to pay future consideration of up to an additional 2,959,837 shares of common stock, which are being held in escrow and to be released contingent upon the achievement of certain net income-based milestones in the next three years. Any escrowed shares that are not released from escrow to the KSBS Shareholders as a result of the failure to achieve the milestones will be forfeited and returned to the Company for cancellation. While the escrowed shares are held in escrow, the Company will retain all voting rights with respect to such shares. For the year ended December 31, 2018, Kandi Smart Battery Swap achieved its first year net profit target. Accordingly, the KSBS Shareholders received 739,959 shares of Kandi’s restrictive common stock or 12.5% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. For the year ended December 31, 2019, Kandi Smart Battery Swap achieved its second year net profit target. Accordingly, the KSBS Shareholders received 986,810 shares of Kandi’s restrictive common stock or 16.67% of the total equity consideration (i.e., 5,919,674 total shares) as part of the purchase price. All the escrowed shares have been registered in the Company’s registration statement on Form S-3 declared effective by the SEC on April 5, 2019.

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

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the KSBS Shareholders and Jiangxi Huiyi’s former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of income.

As of March 31, 2022 and December 31, 2021, the Company’s contingent consideration liability to former members of Jiangxi Huiyi was $5,122,000 and $7,812,000, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 20 - SUMMARIZED INFORMATION OF EQUITY METHOD INVESTMENT IN THE FORMER AFFILIATE COMPANY

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

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

The Company accounted for its investments in the Former Affiliate Company under the equity method of accounting. As the equity transfer was completed on March 9, 2021, the Company recorded 22% of the Former Affiliate Company’s loss for the period until completion of equity transfer during the first quarter of 2021.

The Company’s equity method investments in the Former Affiliate Company for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Investment in the Former Affiliate Company, beginning of the period,	$-	$28,892,638
Investment decreased in 2021	-	(46,997,070)
Gain from equity sale	-	17,700,260
Reversal of prior year reduction in the equity of the Former Affiliate Company	-	3,263,052
Company’s share in net (loss) income of Former Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021	-	(2,678,893)
Non-controlling interest	-	99,396
Prior year unrealized profit realized	-	-
Subtotal	-	(2,579,497)
Exchange difference	-	(279,383)
Investment in Former Affiliate Company, end of the period	$-	$-

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1)	Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $3,153,679 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2)	Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of March 31, 2022 and December 31, 2021, none of the Company’s land use rights or plants and equipment was pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi Technologies’ securities prior to March 13, 2017. Kandi Technologies moved to dismiss the remaining cases, all of which were pending in the New York federal court, that motion was granted in September 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi Technologies and certain of its current and former directors and officers in California federal court. This action was transferred to the New York federal court in September 2020, Kandi Technologies moved to dismiss in March 2021, and that motion was granted in October 2021. The plaintiff in this case subsequently filed an amended complaint, Kandi Technologies moved to dismiss that complaint in January 2022, and the motion remains pending.

Beginning in May 2017, purported shareholder derivative actions based on the same underlying events described above were filed against certain current and former directors of Kandi Technologies in the United States District Court for the Southern District of New York. The New York federal court confirmed the voluntary dismissal of these actions in April 2019.

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action. In February 2019, this same shareholder commenced a derivative action against certain current and former directors of Kandi Technologies in the Delaware Court of Chancery. A motion to dismiss this derivative action was filed in May 2019 and that motion was denied on April 27, 2020.

Separately, in connection with allegations of misconduct identified in pre-suit demands made by putative shareholders of Kandi Technologies, Kandi Technologies formed a Special Litigation Committee (“SLC”) and retained a Delaware law firm as independent counsel to the SLC to aid in the SLC’s investigation of, and to ultimately report on, the allegations of misconduct set forth in the pre-suit demands. The SLC recommended to Kandi Technologies’ board of directors in June 2020 that the SLC be dissolved in light of the ongoing derivative action pending in the Delaware Court of Chancery, and this recommendation was adopted by the board in August 2020.

In December 2020, a putative securities class action was filed against Kandi Technologies and certain of its current officers in the United States District Court for the Eastern District of New York. The complaint generally alleges violations of the federal securities laws based on claims made in a report issued by Hindenburg Research in November 2020, and seeks damages on behalf of a putative class of shareholders who purchased or acquired Kandi Technologies’ securities prior to March 15, 2019. This action remains pending.

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

NOTE 22 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and the US. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,736,375	$7,867,426
China	14,155,029	8,110,328
Total	$24,891,404	$15,977,754

Major products
EV parts	$3,667,778	$6,368,331
EV products	339,955	121,494
Off-road vehicles	10,713,741	5,619,004
Electric Scooters, Electric Self-Balancing Scooters and associated parts	2,127,365	3,868,925
Battery exchange equipment and Battery exchange service	25,511	-
Lithium-ion cells	8,017,054	-
Total	$24,891,404	$15,977,754

Timing of revenue recognition
Products transferred at a point in time	$24,891,404	$15,977,754
Total	$24,891,404	$15,977,754

NOTE 23 - SUBSEQUENT EVENT

During April 1 to May 5, 2022, the Company had repurchased a total of 603,500 shares of the common stock at an average stock price of $2.69 per share under the repurchase plan referenced under Item 2 of Part II of this report.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2021 Form 10-K and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2021 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

For the three months ended March 31, 2022, the Company recognized total revenue of $24,891,404 as compared to $15,977,754 for the same period of 2021, an increase of $8,913,650 or 55.8%. For the three months ended March 31, 2022, we recorded $2,387,163 of gross profit, a decrease of $1,967,188 or 45.2% from $4,354,351 for the same period of 2021. Gross margin for the three months ended March 31, 2022, was 9.6%, compared to 27.3% for the same period of 2021. We recorded a net loss of $1,619,013 for the three months ended March 31, 2022, compared to a net loss of $6,402,720 in the same period of 2021, a decrease in loss of $4,783,707.

Despite the challenges posed by COVID-19 around the world overall, we were still productive during the year ended December 31, 2021, as well as the three months ended March 31, 2022. Most importantly, after a lengthy process of preparation, the “300,000 government-accredited pure EV within 5 years rideshare” program - of which Zhejiang Kandi Technologies was a co-founder - has begun its trial. Our commitment for this project is to provide EV products with battery swap mode (through Kandi Hainan) and battery swap system (through Kandi Smart Battery Swap) according to the project progress of Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”) (the operating company). Our first step is to plan gradual delivery of 1,000 EVs to the city of Haikou in Hainan province and 2,500 EVs to the city of Shaoxing in Zhejiang province. Currently, 73 EVs have been delivered in Haikou and 109 EVs have been delivered in Shaoxing. The smart battery swap system developed by Kandi Smart Battery Swap is composed of eight modules: (1) Battery swap system to search and swap battery automatically, (2) Vehicle positioning system to eliminate deviations and pinpoint location of vehicles, to adjust positioning parameter setting based on the vehicle models and to provide battery swap service for a variety of vehicles, (3) Electronic control management system to achieve automatic control through the sensor information collection, (4) Battery capacity management system to pinpoint the empty and fully charged batteries, (5) User interaction system for one-click operation and automatic billing, (6) Battery charging management system to regulate the whole charging process, (7) Data push system to facilitate user to swap battery through the data pushing technology, and (8) Video monitoring system to ensure the safety of the battery swap process through the real-time monitoring system. The smart battery swap system has six advantages: (1) One-click battery swap. The battery swap process is completely automatic and requires no involvement of a professional. (2) High efficiency: Battery swap is completed in 90 seconds which is even faster than refueling, (3) Automatic billing: Battery swap can calculate the cost automatically based on the difference in battery capacity between the batteries swapped, (4) Real-time monitoring: through which the administrator can identify the current state and condition of the system, (5) Charging at constant temperature, which can effectively extend battery life and reduce fire risk. It can also be used as an energy storage device to balance the “peak cut” in the urban electric grid; and (6) Land saving. Battery swap facilities merely occupy an area of around 50 square meters. Now as the Chinese government is strongly promoting the battery swap mode, we have strong confidence in this product. However, if a more advanced mode appears, our products also have the potential risk of being replaced. All the EVs delivered for the program include our battery swap feature. At present, Ruiheng, a company jointly established by Zhejiang Kandi Technologies, has negotiated with more than ten third-tier cities about the cooperation of launching the program of online car hailing based on the battery swap mode, which was originally expected to gradually start launching in these cities during second half of 2021. Based on the persisting COVID-19 situation and the fact that the EV market of China has not entered a healthy and orderly development stage, currently the Company will continue to operate in a small-scale trial approach, and expedite the progress when the EV market of China entered a healthy and orderly development stage.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	% of Revenue	March 31, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$24,891,404	100.0%	$15,976,170	100.0%	$8,915,234	55.8%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	1,584	0.0%	(1,584)	(100.0%)

REVENUES, NET	24,891,404	100.0%	15,977,754	100.0%	8,913,650	55.8%

COST OF GOODS SOLD	(22,504,241)	(90.4%)	(11,623,403)	(72.7%)	(10,880,838)	93.6%

GROSS PROFIT	2,387,163	9.6%	4,354,351	27.3%	(1,967,188)	(45.2%)

OPERATING INCOME (EXPENSE):
Research and development	(1,140,586)	(4.6%)	(21,624,597)	(135.3%)	20,484,011	(94.7%)
Selling and marketing	(1,193,699)	(4.8%)	(1,146,866)	(7.2%)	(46,833)	4.1%
General and administrative	(5,756,531)	(23.1%)	(4,430,123)	(27.7%)	(1,326,408)	29.9%
TOTAL OPERATING EXPENSE	(8,090,816)	(32.5%)	(27,201,586)	(170.2%)	19,110,770	(70.3%)

EXPENSE FROM OPERATIONS	(5,703,653)	(22.9%)	(22,847,235)	(143.0%)	17,143,582	(75.0%)

OTHER INCOME (EXPENSE):
Interest income	1,222,304	4.9%	528,592	3.3%	693,712	131.2%
Interest expense	(148,144)	(0.6%)	(126,348)	(0.8%)	(21,796)	17.3%
Change in fair value of contingent consideration	2,690,000	10.8%	357,000	2.2%	2,333,000	653.5%
Government grants	244,098	1.0%	234,793	1.5%	9,305	4.0%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	17,700,260	110.8%	(17,700,260)	(100.0%)
Share of loss after tax of the Former Affiliate Company	-	0.0%	(2,579,497)	(16.1%)	2,579,497	(100.0%)
Other income, net	43,782	0.2%	498,901	3.1%	(455,119)	(91.2%)
TOTAL OTHER INCOME, NET	4,052,040	16.3%	16,613,701	104.0%	(12,561,661)	(75.6%)

LOSS BEFORE INCOME TAXES	(1,651,613)	(6.6%)	(6,233,534)	(39.0%)	4,581,921	(73.5%)

INCOME TAX BENEFIT (EXPENSE)	32,600	0.1%	(169,186)	(1.1%)	201,786	(119.3%)

NET LOSS	(1,619,013)	(6.5%)	(6,402,720)	(40.1%)	4,783,707	(74.7%)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,957	0.0%	-	0.0%	2,957	-

NET LOSS ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(1,616,056)	(6.5%)	(6,402,720)	(40.1%)	4,786,664	(74.8%)

(a) Revenue

For the three months ended March 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $24,891,404 compared to $15,977,754 for the same period of 2021, representing an increase of $8,913,650 or 55.8%. The increase in revenue was mainly due to the increase in the sales volume of off-road vehicles, and lithium-ion cell sales which were generated from Jiangxi Huiyi that was acquired by the Company in October 2021, despite the decrease of sales in EV parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	Sales	Sales
EV parts	$3,667,778	$6,368,331
EV products	339,955	121,494
Off-road vehicles	10,713,741	5,619,004
Electric Scooters, Electric Self-Balancing Scooters and associated parts	2,127,365	3,868,925
Battery exchange equipment and Battery exchange service	25,511	-
Lithium-ion cells	8,017,054	-
Total	$24,891,404	$15,977,754

EV Parts

During the three months ended March 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $3,667,778, representing a decrease of $2,700,553 or 42.4% from $6,368,331 for the same quarter of 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the three months ended March 31, 2022 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 14.7% of total sales.

EV Products

During the three months ended March 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $339,955, representing an increase of $218,461 or 179.8% from $121,494 for the same quarter of 2021. During  the three months ended March 31, 2022, there were no sales of K23 and K27 model of EV Products other than NEVs.

Off-Road Vehicles

During the three months ended March 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $10,713,741, representing an increase of $5,094,737 or 90.7% from $5,619,004, for the same quarter of 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 43.0% of the total net revenue for the three months ended March 31, 2022.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended March 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $2,127,365, representing a decrease of $1,741,560 or 45.0% from $3,868,925, for the same quarter of 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 8.5% of the total net revenue for the three months ended March 31, 2022.

Lithium-ion cells

During the three months ended March 31, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $ 8,017,054, there was no such sales for the same period of 2021 since the related entity Jiangxi Huiyi was acquired by the Company in October 2021.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Three Months Ended March 31,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,736,375	$7,867,426
China	14,155,029	8,110,328
Total	$24,891,404	$15,977,754

Major products
EV parts	$3,667,778	$6,368,331
EV products	339,955	121,494
Off-road vehicles	10,713,741	5,619,004
Electric Scooters, Electric Self-Balancing Scooters and associated parts	2,127,365	3,868,925
Battery exchange equipment and Battery exchange service	25,511	-
Lithium-ion cells	8,017,054	-
Total	$24,891,404	$15,977,754

Timing of revenue recognition
Products transferred at a point in time	$24,891,404	$15,977,754
Total	$24,891,404	$15,977,754

(b) Cost of goods sold

Cost of goods sold was $22,504,241 during the three months ended March 31, 2022, representing an increase of $10,880,838, or 93.6%, compared to $11,623,403 for the same period of 2021. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the three months ended March 31, 2022 and 2021 are as set forth below:

	Three Months Ended March 31,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$3,667,778	3,328,203	339,575	9.3%	$6,368,331	4,286,869	2,081,462	32.7%
EV products	339,955	319,715	20,240	6.0%	121,494	109,757	11,737	9.7%
Off-road vehicles	10,713,741	9,288,200	1,425,541	13.3%	5,619,004	4,112,749	1,506,255	26.8%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	2,127,365	1,855,115	272,250	12.8%	3,868,925	3,114,028	754,897	19.5%
Battery exchange equipment and Battery exchange service	25,511	31,720	(6,209)	(24.3%)	-	-	-	-
Lithium-ion cells	8,017,054	7,681,288	335,766	4.2%	-	-	-	-
Total	$24,891,404	22,504,241	2,387,163	9.6%	$15,977,754	11,623,403	4,354,351	27.3%

Gross profit for the first quarter of 2022 decreased 45.2% to $2,387,163, compared to $4,354,351 for the same period last year. This was primarily attributable to the product mixing with higher concentration of products with lower gross margin being sold during the current period, and hence the gross margin decreased despite the increase in revenue. Our gross margin decreased to 9.6% compared to 27.3% for the same period of 2021. The decrease in our gross margin was mainly due to the higher concentration of sales from the products with lower gross margin such as lithium-ion cells which was not sold in first quarter of 2021, and less concentration the sales of products with higher gross margin such as Electric Scooters, Electric Self-Balancing Scooters as well as EV parts. Besides, we have brought in a new brand of off-road vehicle to the US market, and we have sold at a more aggressive price in order to promote its sales.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,140,586 for the first quarter of 2022, a decrease of $20,484,011 or 94.7% compared to $21,624,597 for the same period in 2021. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $1,193,699 for the first quarter of 2022, compared to $1,146,866 for the same period in 2021, representing an increase of $46,833 or 4.1%, which was comparable.

(f) General and administrative expenses

General and administrative expenses were $5,756,531 for the first quarter of 2022, compared to $4,430,123 for the same period in 2021, representing an increase of $1,326,408 or 29.9%. For the three months ended March 31, 2022, general and administrative expenses included $22,925 as expenses for common stock awards and stock options to employees and Board members, compared to $22,925 of common stock awards and stock options expenses for the same period in 2021. Besides stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2022 were $5,733,606, representing an increase of $1,326,408, from $4,407,198 for the same period in 2021, which was largely due to increase in depreciation expense and amortization expense with approximately $1 million compared to the same period in 2021.

(g) Interest income

Interest income was $1,222,304 for the first quarter of 2022, representing an increase of $693,712 or 131.2% compared to $528,592 for the same period of last year. The increase was primarily attributable to the increased interest earned on bank deposit.

(h) Interest expenses

Interest expenses were $148,144 in the first quarter of 2022, representing an increase of $21,796 or 17.3% compared to $126,348 for the same period of last year. The increase was primarily due to interest expenses related to short-term and long-term debt of the Company in the first quarter of 2022. There were no such loans in the same period of 2021.

(i) Change in fair value of contingent consideration

For the first quarter of 2022, the gain related to changes in the fair value of contingent consideration was $2,690,000, an increase of $2,333,000 or 653.5% compared to gain related to changes in the fair value of contingent consideration of $357,000 for the same period in 2021, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $244,098 for the first quarter of 2022, compared to $234,793 for the same quarter last year, representing an increase of $9,305, or 4.0%, which was comparable.

(k) Gain from equity sale in the Former Affiliate Company

Gain from equity sale was $0 for the first quarter of 2022, compared to $17,700,260 for the same quarter last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(l) Share of loss after tax of the Former Affiliate Company

For the first quarter of 2022, our share of loss of the Former Affiliate Company was $0 as compared to share of loss of $2,579,497 for the same period in 2021. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Other income, net

Net other income was $43,782 for the first quarter of 2022, representing a decrease of $455,119 or 91.2% compared to net other income of $498,901 for the same period of last year, which was largely due to the income from disposal of the machinery and equipment of the Company in the same period of last year.

(n) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, the applicable corporate income tax rate of our Chinese subsidiaries is 25%. However, four of our subsidiaries, including Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Jiangxi Huiyi are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%.

Each of our other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries and Hainan Kandi Holding has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the first quarter of 2022 was a tax benefit of 1.97% on a reported loss before taxes of approximately $1.7 million, compared to a tax expense of 2.71% on a reported loss before taxes of approximately $6.2 million for the same period of last year.

(o) Net loss

Net loss was $1,619,013 for the first quarter of 2022, representing a decrease in loss of $4,783,707 compared to net loss of $6,402,720 for the same period in 2021. The decrease of loss was primarily attributable to decrease in expense of R&D investment for new product.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$6,188,441	$(6,017,280)
Net cash (used in) provided by investing activities	(16,716,300)	$11,130,031
Net cash used in financing activities	(279,829)	$-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10,807,688)	$5,112,751
EFFECT OF EXCHANGE RATE CHANGES	352,415	$(438,313)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	168,676,007	$142,520,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	158,220,734	$147,195,073

For the first quarter of 2022, cash derived from operating activities was $6,188,441, as compared to cash used in operating activities of $6,017,280 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first quarter of 2022 were a decrease of accounts receivable of $5,197,268 and an increase of accounts payable of $3,088,095. The major operating activity that used cash for first quarter of 2022 was a decrease of notes payable of $4,401,457.

For the first quarter of 2022, cash used in investing activities was $16,716,300, as compared to cash derived from investing activities of $11,130,031 for the same period in 2021. The major investing activity that used cash for first quarter of 2022 was an increase of certificate of deposit of $15,759,448.

For the first quarter of 2022, cash used in financing activities was $279,829, as compared to cash used in financing activities of $0 for the same period in 2021. The major financing activity that used cash for first quarter of 2022 was purchase of treasury stock of $1,583,561.

Working Capital

We had a working capital of $276,359,478 as of March 31, 2022, which reflects a decrease of $2,085,968 from a working capital of $278,445,446 as of December 31, 2021.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 21 – Commitments and Contingencies under Notes to Condensed Consolidated Financial Statements.

Recent Development Activities:

On February 22, 2022, SC Autosports and Coleman Powersports Inc. signed a memorandum of understanding (“MOU”) regarding the sales of $29 million (5,000 units) pure electric golf crossover vehicles. On March 3, 2022, SC Autosports and more than 20 dealers signed a MOU of selling $39 million (5,000 units) high-end pure electric golf crossover vehicles. The pure electric golf crossover car is manufactured by Hainan Kandi Holding and has been put into production in April 2022. By the end of April 2022, 778 units were being delivered from Hainan to SC Autosports. It is planned to deliver 2,000 units to SC Autosports in May 2022.

By the end of April 2022, 34 units of K32 UTV manufactured by Hainan factory were being delivered to SC Autosports.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Risk

While our reporting currency is the U.S. dollar, the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. To the extent that the Company needs to convert the U.S. dollar into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive from the conversion. Conversely, if the Company decides to convert RMB into the U.S. dollar for the purpose of making payments for dividends on common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to the Company. In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of the Company’s earnings or losses. Since 2005, China reformed its exchange rate regime and the RMB is no longer pegged to the U.S. dollar. In 2010, the People’s Bank of China decided to move to further reform the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate. For RMB against U.S. dollar, there was appreciation of approximately 6.3% and 2.3% during the years ended December 31, 2020 and 2021, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future, but the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

Interest Rate Risk

We had cash, cash equivalents, restricted cash and certificate of deposit totaling $229.2 million and notes receivable of $0.8 million as of March 31, 2022. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2022, we had $1.5 million of short-term bank loans and $2.2 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the Consumer Price Index (CPI) released by National Bureau of Statistics of China, in 2021, the average annual inflation rate in China ranged at around 0.85 percent compared to the previous year. Projections by the IMF published in April 2021 expect the average annual inflation rate to reach about 2.1 percent in the year of 2022. In March 2022, the monthly inflation rate in China ranged at 1.5 percent compared to the same month in the previous year, up from 0.9 percent in the previous month. After reaching a monthly inflation rate of 5.4 percent in January 2020, it has decreased steadily thereafter and ranged at a moderate level recently.

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

Credit Risk

Credit risk is one of the most significant risks for the Company’s business.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held at major financial institutions located in the PRC are not insured by the government. While we believe that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company normally require prepayment from the customers prior to begin production or delivery products. The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

Epidemics, pandemics or other outbreaks Risk

The outbreak of COVID-19 has adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect, our operations. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, and credit losses when customers and other counterparties fail to satisfy their obligations to us. We share most of these risks with all businesses.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 may cause a global recession, which would have a further adverse impact on our financial condition and operations, and this impact could exist for an extensive period.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products.

Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described above.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 21 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 21 - COMMITMENTS AND CONTINGENCIES under Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

The discussion of risk factors regarding our business and operations listed below should be read together with the risk factors contained in Item 1A of our 2021 Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures, which will take effect on February 15, 2022. The Cybersecurity Review Measures provide that net platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

On November 14, 2021, the CAC published the Security Administration Draft, which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Security Administration Draft was December 13, 2021.

As of the date of this report, we have not received any notice from any authorities requiring our PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. When the Cybersecurity Review Measures become effective, and if the Security Administration Draft is enacted as proposed, we believe that the operations of our PRC subsidiaries and our listing will not be affected and that we will not be subject to cybersecurity review by the CAC for this offering, given that our PRC subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this prospectus and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

Our auditor, Paris, Kreit & Chiu CPA LLP is headquartered in New York, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Our independent registered public accounting firm issued an audit opinion on the financial statements in our 2021 Form 10-K filed with the SEC and will issue audit reports related to us in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from NASDAQ.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA, which became effective on May 5, 2021. We will be required to comply with these rules if the SEC identifies our auditors as having a “non-inspection” year under a process to be subsequently established by the SEC.

On May 13, 2021, the PCAOB proposed a new rule for implementing the HFCAA. Among other things, the proposed rule provides a framework for the PCAOB to use when determining, under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The proposed rule would also establish the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the board of the PCAOB can modify or vacate its determinations. The proposed rule was adopted by the PCAOB on September 22, 2021 and approved by the SEC on November 5, 2021.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. Under this proposal, if the auditor is not subject to PCAOB inspections for two consecutive years, it will trigger the prohibition on trading, thus posing more risks on potential delisting as well as the price of Company’s common stock.

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA.

While the HFCAA is not currently applicable to the Company because the Company’s current auditors are subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA. The implications of this regulation if the Company were to become subject to it are uncertain. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on NASDAQ earlier than would be required by the HFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 1, 2021, the board of directors authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. The following table sets forth information regarding shares of our common stock that we repurchased as of March 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
December 1 to December 31, 2021	679,749	$3.52	679,749	$17,607,284
January 1 to January 31, 2022	459,036	$3.42	459,036	$16,037,380
February 1 to February 28, 2022	-	$-	-	$16,037,380
March 1 to March 31, 2022	-	$-	-	$16,037,380
Total	1,138,785	$3.48	1,138,785	$16,037,380

In summary, the Company had repurchased a total of 1,138,785 shares of common stock at an average stock price of $3.48 per share as of March 31, 2022.

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021 (Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. †
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. †
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2022	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)