Form 10-K/A
period 2021-12-31
Kandi Technologies Group, Inc.
filed 2022-08-03
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

Kandi Technologies Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or the “Annual Report”) to amend and supplement the Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 15, 2022 (the “Form 10-K”) to agree with the Company’s responses to the comments from the staff of the Commission dated April 7, 2022 and June 16, 2022.

This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K. Accordingly, this Amendment should be read in conjunction with our other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD -LOOKING STATEMENTS

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

ii

PART I

Except as otherwise indicated in this Annual Report, references to

●	“China”, or “PRC” refers to the People’s Republic of China.

●	“China Battery Exchange” refers to China Battery Exchange (Zhejiang) Technology Co., Ltd.

●	“Continental” refers to Continental Development Limited

●	“Fengsheng” refers to Fengsheng Automotive Technology Group Co., Ltd., formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd.

●	“Hengrun” refers to Hunan Hengrun Automobile Co., Ltd.

●	“Hainan Kandi Holding” refers to Hainan Kandi Holding New Energy Technology Co., Ltd.

●	“Jiangxi Huiyi” refers to Jiangxi Province Huiyi New Energy Co., Ltd.

●	“Kandi Hainan” refers to Kandi Electric Vehicles (Hainan) Co., Ltd.

●	“Kandi Investment” refers to Kandi America Investment, LLC.

●	“Kandi New Energy” refers to Jinhua Kandi New Energy Vehicles Co., Ltd.

●	“Kandi Technologies” refers to Kandi Technologies Group, Inc.

●	“Kandi Smart Battery Swap” refers to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd., formerly known as Jinhua An Kao Power Technology Co., Ltd., or “Jinhua An Kao”.

●	“PRC operating entities” refers to Kandi Technologies’ subsidiaries and pre-existed VIE in PRC, including Zhejiang Kandi Technologies, China Battery Exchange, Kandi New Energy (pre-existed VIE, became a wholly-owned subsidiary since March 2022), Kandi Smart Battery Swap, Yongkang Scrou, Kandi Hainan, Jiangxi Huiyi, and Hainan Kandi Holdings New Energy Technology, Co., Ltd.

●	“RMB” and “Renminbi” both refer to the legal currency of China.

●	“Ruiheng” refers to Zhejiang Ruiheng Technology Co., Ltd.

●	“SC AutoSports” refers to SC AutoSports, LLC., formerly known as Sportsman Country, LLC

●	“US$”, “U.S. dollars”, “$”, and dollars” all refer to the legal currency of the United States.

●	“We,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. ..

●	“Yongkang Scrou” refers to Yongkang Scrou Electric Co., Ltd.

●	“Zhejiang Kandi Technologies” refers to Zhejiang Kandi Technologies Group, Co. Ltd., formerly known as Zhejiang Kandi Vehicles Co., Ltd., or “Kandi Vehicles”.

Kandi Technologies use U.S. dollars as reporting currency in our financial statements and in this Annual Report. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the rates of exchange as of the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. In other parts of this Annual Report, any Renminbi denominated amounts are accompanied by translations. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. The PRC government restricts or prohibits the conversion of Renminbi into foreign currency and foreign currency into Renminbi for certain types of transactions.

Item 1. Business Introduction

Our Core Business

Kandi Technologies Group, Inc. (“Kandi Technologies”) is a Delaware holding company, with its common stock being traded on the NASDAQ Global Select Market. As a holding company with no material operations of its own, a substantial majority of the operations are conducted through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies Group, Co. Ltd. (“Zhejiang Kandi Technologies”) and U.S. wholly-owned subsidiaries SC Autosports, LLC (“SC Autosports”) and their subsidiaries.

Originally, the Company’s primary business operations consist of designing, developing, manufacturing and commercializing electric vehicle (“EV”) products and EV parts. However, in recent years, some EV enterprises in China are seizing market share at the cost of huge losses. The Company gradually realized that the EV market of China has not reached a healthy and orderly development stage. Therefore, with our financial condition, it is unwise to participate in this “loss competition” at this stage. The Company always firmly believes that only with the maturity of changing-battery-model can EV be truly popularized. Since the Company has advanced EV intelligent battery swap equipment, manufacturing capacity of EV with intelligent battery swap mode and dozens of patented technologies in battery swap, the Company will continue to improve and perfect in the field of online car hailing with battery swap mode, and will make full efforts when the EV market of China enters a healthy and orderly development stage. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, in 2022, our PRC entities, including Zhejiang Kandi Technologies, Kandi Hainan and Hainan Kandi Holding will apply EV technology to off-road vehicle products and launch a variety of pure electric utility vehicles (“UTV”), Neighborhood EVs (“NEVs”), Golf carts and off-road crossover vehicles. We will fully enter the off-road vehicle market utilizing the high-end technology that accumulated by Kandi in the field of EVs over the past years, and strive to achieve a leading position in this field in China within three years.

The Company does not believe that our major business is within the targeted areas of concern by the Chinese government. However, Kandi Technologies is a holding company in Delaware and our majority of business is conducted through the Company’s subsidiaries and pre-existed VIE in the PRC and its operations there. Therefore, there is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Additionally, we are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are uncertain, and therefore, these risks may result in a material change in the Company’s operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Due to the fact that PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, direct recognition and enforcement in PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult, time-consuming, costly or even impossible, the investors may even need to sue again in one of the courts under PRC jurisdiction. Therefore, our investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management. Changes in currency conversion policies in China and fluctuation in exchange rates may also have a material adverse effect on our business and the value of our securities. During the previous few decades, the economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For a more detailed description of the risks regarding our business structure, please see “Risks Related to Doing Business in China” in pages 22-28. It is still unclear about the scope and the impact of these new regulations, however, these risks could result in a material change in the value of our securities or cause the value of our securities to significantly decline or be worthless.

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

Industry Overview

Over the years, governments and the automobile manufacturing industry have reached a consensus on the importance of diversifying the automobile industry and utilizing various energy resources. China is one of the world’s largest automobile markets. China has relatively scarce fuel reserves but rich natural resources of electric power. As a result, the Chinese government has been implementing industrial policies of supporting new energy vehicles. The diversified market with the coexistence of traditional fuel vehicles, plug-in hybrid vehicles and pure electric vehicles has been initially formed. The Company believes China is a huge prospective market for pure electric vehicles. The Company also believes that in the global automobile industry, there is great development space for the Chinese electric vehicles and their core parts industry in the future. In addition, with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, management believes this industry still has huge development space.

Competitive Landscape

In general, the EV and electric off-road vehicles business faces competition from two groups of competitors: traditional vehicle manufacturers and new market entrants.

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

The Company’s business strategy includes efforts to provide customers with high-quality products, to expand the footprint in new and existing markets, and to advance our profile and the market demand through the further innovations. The Company also provides products to end users through our distributors.

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

SC Autosports is a Dallas-based sales company with nationwide sales channels in the U.S that is primarily engaged in the wholesale of off-road vehicle products, with a small percentage of its business derived from wholesale and retail of off-road vehicle parts. It has a seasoned management team and a distribution force averaging over ten years of sales experience. Kandi Technologies acquired 100% ownership of SC Autosports on July 1, 2018.

On July 13, 2021, Kandi, through Zhejiang Kandi Technologies, entered into (i) a Share Transfer Agreement (the “Share Transfer Agreement”) with Liao Zongjiang, Liao Chunsheng, and Liao Caijin, three individual shareholders of Jiangxi Huiyi, as defined below (the “Transferors”) and (ii) a Supplementary Agreement (the “Supplementary Agreement”) with the Transferors, pursuant to which Zhejiang Kandi Technologies acquired all the equity interests of Jiangxi Huiyi for a purchase price of RMB 50 million (approximately $7.7 million) in cash by installments to the Transferors. In addition, the Transferors may receive additional restricted stock upon Jiangxi Huiyi’s achievement of certain milestones.

Our Products

General

For the years ended December 31, 2021 and 2020, our products primarily consist of EV parts, EV products, and off-road vehicles including All-Terrain Vehicles (“ATVs”), UTVs, go-karts, and electric scooters, electric self-balancing Scooters and associated parts. Based on our market research on consumer demand trends, the Company has adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

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

Sales and Distribution

Because our products are manufactured in China, there are two major sales modes of our products sold to the countries and regions other than China market: the first mode is indirect sales to Chinese import and export trading companies for sales to the countries and regions out of China, and the second is direct sales to foreign dealers to export the products manufactured in China to the countries and regions out of China. Our products sold in China are mainly through our sales department to sign sales contracts directly with customers.

Currently, K23 model is applying for manufacture license. If it goes smoothly, it is expected that the manufacture license will be granted at the end of the second quarter of 2022. After receiving the manufacture license, K23 model can be then delivered into the Chinese market.

During 2020, SC Autosports received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models – the K23 and K27 – via Certificates of Conformity. However, until now, the airbags of the products have not met the technical requirements of the United States. Therefore, the launch time of the above-mentioned two products in the United States is still uncertain. Currently, the low-speed versions (NEV) of K23 and K27, which are specifically designed for the U.S. market have met the relevant requirements in the United States, and now have gradually begun to be delivered to customers. The prototypes of our UTV K32 were delivered to SC Autosports for dealers to review and provide feedback. The initial feedback was positive with some suggestions. Kandi Hainan has made improvement based on the suggestions and plan to deliver first batch of K32 in the late first quarter of 2022. Since the beginning of 2021, SC AutoSports has been signing up and delivering NEV to Kandi’s dealers. The potential buyers can reserve a NEV K23 or K27 by paying a fully unconditionally refundable $100 deposit on our website. Once SC AutoSports receives the reservation fee and request, it will pass the reservation to dealers, who will then contact the potential buyers to complete the purchase process, the completion of which is subject to which payment method the buyers may utilize and the approval of a bank if a loan is needed. Regarding the latest model off-road UTV K32, similar to NEV K23 and K27, SC AutoSports is taking reservations made through its website and plans to deliver first batch of K32 to dealers in the late first quarter of 2022. Please be advised that that SC AutoSports is using online reservations as a lead generator for our dealerships. The final sales will be completed by our dealers. The prototypes shown on our website on the website will be the final models for delivery. Currently SC Autosports sells through the authorized dealers covering more than thirty states, from western coast to eastern coast in the U.S. for its NEV and off-road vehicles. SC Autosports also sells parts and youth vehicles on its website www.partsBoss.com.

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

Sources of Supply

All raw materials are purchased from suppliers. Our operating subsidiaries have developed close relationships with several key suppliers particularly in the procurement of certain key parts. While our operating subsidiaries obtain components from multiple third-party sources in some cases, the Company does not have, and do not anticipate to have, any difficulty in obtaining required materials from our suppliers. The Company believes that our operating subsidiaries have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements.

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

Intellectual Property and Licenses

The Company’s success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2021, Zhejiang Kandi Technologies had a total of 73 valid patents and 2 software copyrights, including 1 invention patent, 41 utility model patents and 31 appearance design patents. As of December 31, 2021, Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”) had a total of 83 valid patents and 3 software copyrights, including 68 utility model patents, 12 appearance design patents and 3 invention patents. As of December 31, 2021, Kandi New Energy had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. As of December 31, 2021, Yongkang Scrou Electric Co., Ltd. (“Yongkang Scrou”) had a total of 16 valid patents, including 6 utility model patents and 10 appearance design patents. As of December 31, 2021, Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”) had a total of 22 valid patents, including 21 utility model patents and 1 invention patent. As of December 31, 2021, Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) had a total of 45 valid patents, including 7 invention patents, 28 utility model patents and 10 appearance design patents. Under Chinese patent law, the utility model patents and appearance design patents shall be valid until 10 years after the date of application. The invention patents shall be valid until 20 years after the date of application. Among the Company’s valid utility model patents, the earliest expiration date is March 2023 and the latest is August 2031. Among the Company’s valid appearance design patents, the earliest expiration date is July 2023 and the latest is May 2031. Among the Company’s valid invention patents, the earliest expiration date is November 2035 and the latest is July 2039. In addition, The Company is authorized to use the trademark “Kandi”. The Company intends to continue to file additional patent applications with respect to our technology.

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

Selected Condensed Consolidated Financial Schedule

The consolidated financial statements included in this Form 10-K/A reflect the results of operations, financial position and cash flows of the registrant, Delaware incorporated parent company together with those of its subsidiaries, on a consolidated basis. For accounting purpose, the tables below are condensed consolidating schedules summarizing separately the results of operations, financial position and cash flows of the parent company including non-VIE subsidiaries and Kandi New Energy, which was deemed as an VIE since the Company only owned 50% of the equity, and control Kandi New Energy through several contractual agreements prior to its conversion to a wholly-owned subsidiary of Zhejiang Kandi Technologies effective March 14, 2022, together with eliminating adjustments:

Consolidated Statements of Operations Information

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$87,210,780	$14,414,362	$(10,138,758)	$91,486,384
Gross profit	$15,892,507	$355,355	$-	$16,247,862
Income (loss) from operations	$2,576,730	$(1,240,525)	$-	$1,336,205
Income (loss) before income taxes	$46,250,219	$3,115,420	$(20,155,351)	$29,210,288
Net income	$40,739,432	$2,279,717	$(20,155,351)	$22,863,798

	For the year ended December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$68,235,630	$27,613,722	$(18,928,839)	$76,920,513
Gross profit	$12,973,809	$514,124	$-	$13,487,933
Income (loss) from operations	$2,061,373	$(1,306,977)	$-	$754,396
loss before income taxes	$(14,410,035)	$(1,031,298)	$-	$(15,441,333)
Net loss	$(9,648,826)	$(745,338)	$-	$(10,394,164)

Consolidated Balance Sheets Information

	As of December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$128,862,704	$360,739	$-	$129,223,443
Total current assets	$352,068,155	$21,002,017	$(30,462,036)	$342,608,136
Total non-current assets	$181,562,128	$32,700,203	$(36,710,195)	$177,552,136
Total current liabilities	$58,240,678	$36,384,048	$(30,462,036)	$64,162,690
Total non-current liabilities	$11,971,688	$825,567	$-	$12,797,255
Total stockholders’ equity	$463,417,917	$16,492,605	$(36,710,195)	$443,200,327

	As of December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$142,062,013	$16,177	$-	$142,078,190
Total current assets	$285,542,114	$51,257,889	$(29,684,427)	$307,115,576
Total non-current assets	$191,180,142	$10,128,747	$(13,174,625)	$188,134,264
Total current liabilities	$85,980,986	$27,500,866	$(29,684,427)	$83,797,425
Total non-current liabilities	$7,544,838	$140,913	$-	$7,685,751
Total stockholders’ equity	$383,196,432	$33,744,857	$(13,174,625)	$403,766,664

Consolidated Cash Flows Information

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(9,412,899)	$9,654,589	$-	$241,690
Net cash provided by (used in) investing activities	$30,230,627	$(22,811,949)	$14,791,226	$22,209,904
Net cash provided by (used in) financing activities	$2,042,523	$13,496,632	$(14,791,226)	$747,929

	For the year ended December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(47,026,465)	$(3,856,787)	$-	$(50,883,252)
Net cash provided by (used in) investing activities	$58,168,723	$(121,767)	$(6,895,506)	$51,151,450
Net cash provided by (used in) financing activities	$126,446,358	$(6,895,506)	$6,895,506	$126,446,358

Cash Flows between the Company’s Pre-Existed VIE and Other Non-VIE Entities

The tables below show the cash transferred between the non-VIE subsidiaries and the VIE

For the year ended December 31, 2021
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Other non-VIE subsidiaries in PRC*	VIE	750,787	Products purchased from VIE by the other non-VIE subsidiaries in PRC
2	Other non-VIE subsidiaries in PRC*	VIE	45,259,160	Cash (as working capital) borrowed by the VIE from other non-VIE subsidiaries in PRC
3	VIE	Other non-VIE subsidiaries in PRC*	11,051,936	Products purchased from the other non-VIE subsidiaries in PRC by the VIE
4	VIE	Other non-VIE subsidiaries in PRC*	34,465,328	Investment amount and working capital contribution, as well as repayment by the VIE to the other non-VIE subsidiaries in PRC
5	VIE	Zhejiang Kandi Technologies	20,155,351	Cash transferred as dividend from the VIE to its direct parent entity, Zhejiang Kandi Technologies.

For the year ended December 31, 2020
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Other non-VIE subsidiaries in PRC*	VIE	3,079,765	Products purchased from VIE by the other non-VIE subsidiaries in PRC
2	Other non-VIE subsidiaries in PRC*	VIE	19,630,712	Cash (as working capital) borrowed by the VIE from other non-VIE subsidiaries in PRC
3	VIE	Other non-VIE subsidiaries in PRC*	35,725,229	Products purchased from the other non-VIE subsidiaries in PRC by the VIE
4	VIE	Other non-VIE subsidiaries in PRC*	26,526,218	Cash (as working capital) repaid by the VIE to the other non-VIE subsidiaries in PRC

*	Other non-VIE subsidiaries in PRC include the entities such as Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Yongkang Scrou.

Intercompany activities between non-VIE subsidiaries and VIE

The tables below present intercompany activities between non-VIE subsidiaries and VIE, balances for receivables and payables between non-VIE subsidiaries and VIE.

1) Intercompany activities between non-VIE subsidiaries and VIE

For the year ended December 31, 2021
#	Purchaser	Seller	Approximate value ($)
1	VIE	Other non-VIE subsidiaries in PRC*	10,022,236
2	Other non-VIE subsidiaries in PRC*	VIE	116,522

For the year ended December 31, 2020
#	Purchaser	Seller	Approximate value ($)

1	VIE	Other non-VIE subsidiaries in PRC*	18,761,492
2	Other non-VIE subsidiaries in PRC*	VIE	167,349

2) Receivables and payables between non-VIE subsidiaries and VIE

As of December 31, 2021
#	Description	Approximate value ($)
1	Receivables of other non-VIE subsidiaries in PRC* due from VIE	28,582,029
2	Receivables of VIE due from other non-VIE subsidiaries in PRC*	1,880,007

As of December 31, 2020
#	Description	Approximate value ($)
1	Receivables of other non-VIE subsidiaries in PRC* due from VIE	10,877,303
2	Receivables of VIE due from other non-VIE subsidiaries in PRC*	18,807,124

As of the date of this report, we have completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies, effective March 14, 2022. Therefore, we have 100% control and ownership of our subsidiaries. There is no limitation or restriction imposed by the regulations regarding fund transfer within companies. Our cash management policy basically is to allocate the cash resources based on the needs and projection of each subsidiary within the Company group. Although the purpose of all transfers needs to be business operation-related, there is no strict limitation on how much cash can be transferred, because the Company treats all subsidiaries as a whole group under the Company’s policy of the fund transfer. The cash transfer is requested when needed and approved by authorized persons based on the amount of cash transfer.

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

If the standards and rules are modified, or interpreted differently, or the product certification certificate expires, the Company will evaluate the product and restart the corresponding product design improvement and product testing/certification procedures to continuously ensure the target market environment regulatory compliance. The Company cannot estimate the extent to which these changes, if any, will affect our operating costs in the future.

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

SC Autosports has received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models, the K23 and K27 via Certificates of Conformity. We performed self-inspection comparing to the safety standards published by the United States Department of Transportation. However, until now, the airbags of the products have not met the technical requirements of the United States. Therefore, We are also in the process of modifying features, upgrading the software and technology to cater for our potential U.S. customers. Currently, the low-speed versions (NEV) of K23 and K27, which are specifically designed for the U.S. market have met the relevant requirements in the United States.

Permission and Approvals

The following table lists all the material permission and approvals the Company and its subsidiaries hold as of December 31, 2021:

Company	License/Permission	Issuing Authority	Validity
Zhejiang Kandi Technologies Group, Co. Ltd.	Business License	Market Supervision and Administration Bureau of Jinhua City	Until March 12, 2052
Zhejiang Kandi Technologies Group, Co. Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Jinhua Kandi New Energy Vehicle Co., Ltd.	Business License	Market Supervision and Administration Bureau of Jinhua City	Until May 26, 2030
Jinhua Kandi New Energy Vehicle Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd	Business License	Market Supervision and Administration Bureau of Jinhua City	Long-term
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Yongkang Scrou Electric Co, Ltd.	Business License	Market Supervision and Administration Bureau of Yongkang City	Until November 17, 2031
Kandi Electric Vehicles (Hainan) Co., Ltd.	Business License	Market Supervision and Administration Bureau of Hainan Province	Long-term
Kandi Electric Vehicles (Hainan) Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
China Battery Exchange (Zhejiang) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Xihu District, Hangzhou City	Until September 13, 2050
China Battery Exchange (Hainan) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Hainan Province	Long-term
China Battery Exchange (Shaoxing) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Yuecheng District, Shaoxing City	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Business License	Market Supervision and Administration Bureau of Xinyu City High tech Zone	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Environmental impact assessment	Environmental Protection Bureau of Xinyu City	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Pollutant Discharge Permit	Xinyu High Tech Ecological Environment Bureau	Until July 18, 2022

Those listed above constitute all the requisite permissions or approvals the Company and its subsidiaries required to operate business. The Company and its subsidiaries have never been denied any applications concerning any permissions or approvals. If the Company or its subsidiaries does not receive or maintain such permissions or approvals, or mistakenly conclude that such permissions or approvals are not required, our business may be adversely affected. In the scenario when the Company does get denied such permissions, the Company would either avoid such field of business, or collaborate with parties that can obtain such permissions. Currently the PRC legal system is under constant development and applicable laws, regulations, or interpretations are subject to substantial uncertainties. If relevant rules suddenly change, we will have to obtain such permissions or approvals, which may be costly, and may temporarily halt our operation of business, negatively affecting our revenues and our securities’ value.

CAC Review

As advised by our PRC Counsel, Zhejiang Lizhou (Jinhua) Law Firm, as of the date of this report, (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; and (iii) the Company and its subsidiaries have never disclosed any customer or supplier information within China (except when requested by related parties, the company and its subsidiaries tailor their customer or supplier information disclosures to the narrowest possible scope), therefore, the Company believes it is not required to pass cybersecurity review of CAC. We are also not aware that there are relevant laws or regulations in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our overseas listing. Further, as of the date of this report, Kandi Technologies and its subsidiaries 1) did not collect any data that will or may negatively influence PRC’s national security; and 2) strictly follow the relevant PRC laws and regulations. Since these statements and regulatory actions are new, however, official guidance and related implementation rules have not been issued. It is highly uncertain what the potential impact such modified or new laws and regulations will have on the daily business operations of our subsidiaries, our ability to accept foreign investments, and our listing on a U.S. exchange. The PRC regulatory authorities may in the future promulgate laws, regulations, or implementing rules that require us, our subsidiaries to obtain regulatory approval from Chinese authorities for listing in the U.S. If we do not receive or maintain the approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

Auditors’ Regulations

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the Holding Foreign Companies Accountable Act (“HFCAA”) to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from Nasdaq.

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

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

Enforceability of civil liabilities against foreign persons

We have our principal executive office and substantially all of our operations in PRC. A majority of our directors and officers are nationals and/or residents of countries other than the United States. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside PRC. The shareholders may have to rely on international treaties such as Hague Service Convention for service. In addition, PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, direct recognition and enforcement in PRC of judgments of a court in any such non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult, time-consuming, costly or even impossible.

Recent Development Activities

On December 28, 2021, the Company announced that its wholly owned subsidiary Jiangxi Huiyi entered mass production of its lithium iron phosphate (“LFP”) battery IFR18650-2200mAh, one of the most advanced on the global market.

On January 10, 2022, the Company announced that Zhejiang Kandi Technologies signed a framework agreement with Hunan Hengrun Automobile Co., Ltd. (“Hengrun”) to jointly produce battery-swappable pure electric vehicles. According to the agreement, Kandi and Hengrun will use their respective capabilities to jointly produce battery-swappable pure electric vehicles. The specific division of labor and cooperation content will be clarified in a separate agreement. The vehicles will be sold under the “Henghe” brand name.

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

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Our Business

○	Our future growth is dependent upon market’s willingness to adopt our products and performance of our products in line with customers’ expectation;

○	Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our Products;

○	If our PRC operating entities are unable to keep up with advances in electric vehicle and pure electric off-road vehicle technology, we may suffer a decline in our competitive position;

○	Our business may be severely disrupted if we lose the services from our executive officers;

○	Our PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources;

○	We and our PRC operating entities retain certain personal information about our customers and may be subject to various privacy and consumer protection laws;

○	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, defending and claiming our rights may be time-consuming and could cause us to incur substantial costs, our operating entities’ business may be adversely affected;

○	Our PRC operating entities’ products make use of lithium-ion battery cells, which may catch fire or vent smoke and flame. This may lead to additional concerns about batteries used in automotive applications;

○	Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines;

○	Our high concentration of sales to relatively few customers and supplies from relatively few suppliers may result in significant impact on our liquidity, business, results of operations and financial condition;

○	Our facilities or operations could be damaged or adversely affected as a result unpredictable events;

○	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock;

●	Risks Related to Doing Business in China

○	Substantial uncertainties and restrictions on the political and economic policies of the PRC government, PRC laws and regulations which can change quickly with little advance notice, and Chinese government’s tendency to intervene or influence the Company’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition; may restrict the level of legal protections to foreign investors and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For more detailed description, please refer to the discussion on P22 under such title;

○	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements;

○	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business; The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval;

○	It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China;

○	The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected;

○	Changes in currency conversion policies in China and fluctuation in exchange rates may have a material adverse effect on our business and the value of our securities;

○	Investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management;

○	Changes to the government’s subsidy support policies and further delays in subsidy payments may have negative impacts on our operations;

●	Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

○	Failures in our U.S. business may present a risk of significant losses to our business;

○	The United States has strict environmental laws and regulations which may cause us to expend significant sums to comply with such laws and regulations;

○	Our short-term financial performance may suffer due to our investment in expanding our presence and sales in the United States;

○	Lack of authorized dealers and absence of after-sales maintenance may adversely affect our business in the United States;

●	Risks Relating to Ownership of Our Securities

○	Our stock price may be volatile, which may result in losses for our shareholders;

○	We do not anticipate paying cash dividends to our common shareholders;

○	Limited monetary liability against our directors, officers and employees under Delaware Law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;

○	We may require additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders;

○	Our business is subject to changing regulations related to corporate governance and public disclosure that may increase both our costs and the risk of noncompliance;

○	Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

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

The Company’s headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Haikou. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. For example, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers, manufacturers or customers. Any disruption or delay of our operation and those of our suppliers, manufacturers or customers would adversely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and we may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

Risks Related to Doing Business in China

Substantial uncertainties and restrictions on the political and economic policies of the PRC government, PRC laws and regulations which can change quickly with little advance notice, and Chinese government’s tendency to intervene or influence your operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition; may restrict the level of legal protections to foreign investors and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless;

Kandi Technologies’ business operations conducted through our PRC operating entities may be adversely affected by the current and future political environment in the PRC. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our PRC operating entities’ ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our operating entities’ business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC. The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of the securities being offered. Any adverse changes in Chinese laws and regulations and the Chinese government’s significant oversight and discretion over the conduct of our business could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

As advised by our PRC Counsel, Zhejiang Lizhou (Jinhua) Law Firm, as of the date of this report, (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; and (iii) the Company and its subsidiaries have never disclosed any customer or supplier information within China (except when requested by related parties, the company and its subsidiaries tailor their customer or supplier information disclosures to the narrowest possible scope), therefore, the Company believes it is not required to pass cybersecurity review of CAC. We are also not aware that there are relevant laws or regulations in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our overseas listing. Further, as of the date of this report, Kandi Technologies and its subsidiaries 1) did not collect any data that will or may negatively influence PRC’s national security; and 2) strictly follow the relevant PRC laws and regulations. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

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

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in parts of the PRC including: (i) Mainland China, and (ii) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, Paris, Kreit & Chiu CPA LLP, is headquartered in New York and is subject to inspection by the PCAOB on a regular basis. Our auditor is not headquartered in the PRC and was not identified in this report as a firm subject to the PCAOB’s determination.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to us in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from Nasdaq.

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

On June 22, 2021, the U.S. Senate passed AHFCAA which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, under this proposal, if the auditor is not subject to PCAOB inspections for two consecutive years, it will trigger the prohibition on trading, thus posing more risks on potential delisting as well as the price of Company’s common stock especially on foreign companies.

The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to the PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to the PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

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

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Some of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under our subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures. To the extent cash and/or assets in the business is in the PRC or a PRC entity, the funds and/or assets may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. And the Chinese government is further strengthening the control of foreign exchange, we will not be able to change the Chinese government’s decision in our own power.

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

Failures in our U.S. business may present a risk of significant losses to our business.

Our automobile product export and overseas operations sections involve import and export currency exchange, insurance, ocean transportation, customs clearance and various other logistical procedures. A loss of trust in any part of the chain can lead to the failure of transactions, which in turn causes huge losses to our enterprise. In the future, the Company will expand its overseas market. An insufficient assessment of the capital strength and commercial credit of its partners, or any fraud in risk prevention and risk control systems may cause economic losses for the Company due to its business partners’ breach of contract or even fraud. In short, shipping Kandi electric vehicles and products to the United States may have risks in the U.S. operation, and import and export trade process.

The United States has strict environmental laws and regulations which may cause us to expend significant sums to comply with such laws and regulations.

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

Our ability to distribute dividends is restricted by PRC Company Law and Foreign Investment Law

According to the PRC Company Law and Foreign Investment Law, our PRC subsidiary, as a foreign-invested enterprise, or FIE, we may only pay dividends out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. In addition we are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. The reserve funds are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Our ability to distribute dividends may be restricted because of the above-mentioned regulations. We may even cannot distribute dividends if we are suffering loss in certain fiscal year in the future.

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

Project completion acceptance means the process that related construction unit, contractor and inspection and acceptance committee carry out their inspection and appraisal for the overall project after the project is completed and qualified for trial production. The inspection and appraisal are based on design documents, construction acceptance rules and quality inspection standards approved, in accordance with related procedures and formalities. Project completion acceptance is the last step in the whole process of a project construction, and is also necessary before formal production.

Acceptance process mainly includes 1) quality acceptance of buildings organized by government construction regulators; 2) acceptance of fire safety facilities; 3) acceptance of environmental protection technology; and 4) trial production acceptance of production facilities.

As of the date of this report, pre-acceptance of the main project of quality supervision, as part of the Project Quality Acceptance of buildings, was completed in March 2022. Pre-acceptance of fire protection has been carried out in March 2022, and right now is undergoing the process. Fire protection expert has provided some suggestion for improvement, and the Company is currently working on the remediation. Environmental Protection Acceptance report, as part of the acceptance of environmental protection technology process, was completed on June 3, 2022. The report is being reviewed by the related examiners from the pre-acceptance expert team. The processing equipment and assembly lines have passed the joint debugging and testing, and related acceptance has been completed.

According to the review opinions of the pre-acceptance expert team, the Company has started to take technical improvement measures and arrange necessary funds and prepared to apply formal acceptance to related government authorities once the implementation of various technical measures has completed. Therefore, the expected completion time cannot be determined at present.

At present, the relevant department of the government verbally allows small-scale production prior to the completion of acceptance process, so Hainan factory is producing its products in the form of trial production, waiting for the final completion acceptance of the project. However, during the period of completion acceptance, if the local government regulatory authorities no longer allow us to produce, or we are required to stop production, we may be subject to a fine less than RMB 1 million, and our revenue may be adversely affected. Other than that, the Company has no any other risks associated with the Hainan factory.

	Area
Description	(square meters)		Status
Factories	145,000	*	In trial operation

*	Estimate number based on the planning map provided by Haikou State High Technology Industry Development Zone as the land certificate is in the process of application.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kandi Technologies Group, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheet of Kandi Technologies Group, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Paris, Kreit & Chiu CPA LLP

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

Our procedures related to management’s estimates used to write-down obsolete inventories include the following: (1) We tested the effectiveness of internal controls over management’s inventory valuation method, including those over management’s development and approval of product cycles. (2) We evaluated management’s estimates of inventory obsolescence by comparing actual results to management’s historical estimates. (3) We selected a sample of inventories and verified that the cost of inventories was supported by current information. (4) We tested the mathematical accuracy of management’s estimates.

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

While the Company used best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date, as well as any contingent consideration, the Company’s estimates are inherently uncertain and include significant judgment.

Our procedures related to the valuation of the intangible assets acquired in the Jiangxi Huiyi acquisition include the following: (1) We tested the effectiveness of internal controls over business combinations and the valuation of intangible assets including the internal controls over the development of assumptions used in the valuation of the intangible assets. (2) We tested management’s process of evaluating the appropriateness of the valuation models used to initially value the intangible assets acquired. (3) Used a valuation specialist to test certain valuation assumptions. (4) Tested the completeness, accuracy and relevance of the underlying data used, and the reasonableness of significant assumptions including the income projection and discount rates. (5) Assessed qualitative factors relevant to the Company in order to determine if impairment indicators exist for intangible assets or goodwill.

/s/ Paris, Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 15, 2022

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 30, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s organizational chart as of the date of this report is as follows:

Operating Subsidiaries

Pursuant to certain VIE agreements signed by Zhejiang Kandi Technologies and Mr. Hu Xiaoming, from January 2011 to March 13, 2022, Zhejiang Kandi Technologies is entitled to 100% of the economic benefits, voting rights and residual interests (100% of profits and losses) of Jinhua Kandi New Energy Vehicles Co., Ltd. (“Kandi New Energy”). Specifically, on May 18, 2010, Zhejiang Kandi Technologies signed the Agreement of Establishment of Kandi New Energy with Mr. Hu Xiaoming, pursuant to which both parties agreed to together contribute RMB 36 Million to establish Kandi New Energy, and each party will contribute 50% of the total investment. Zhejiang Kandi Technologies will make its contribution in kind equivalent to its portion and Mr. Hu will make his contribution in cash. On the same date, Zhejiang Kandi Technologies signed a Contractor’s Agreement with Mr. Hu Xiaoming pursuant to which both parties agreed that during the existence of Kandi New Energy, it is contracted to Zhejiang Kandi Technologies for operation and management and Mr. Hu Xiaoming will not participate in any management, dividend distribution or loss of Kandi New Energy. On the same day, Zhejiang Kandi Technologies also signed a Share Escrow and Trust Agreement with Mr. Hu Xiaoming, pursuant to which upon the existence of Kandi New Energy,  Mr. Hu Xiaoming agreed to entrust his entire 50% equity in the Kandi New Energy with Zhejiang Kandi Technologies, and Zhejiang Kandi Technologies agrees to accept such trust. All the above-mentioned agreements shall only be effective within 30 days upon the Kandi New Energy receives government’s approval and reaches to the practical operation stage. Therefore, all the three agreements became effective on January 2011. All these three agreements were previously attached as Exhibit 10.13, Exhibit 10.14, and Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011 and are incorporated herein by reference. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies.

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

As of December 31, 2021 and December 31, 2020, credit terms with the Company’s customers were typically 60 to 180 days after delivery. Besides, the Company has a credit term with Fengsheng, a former affiliate of the Company which it disposed the ownership of Fengsheng in March 2021, that allows Fengsheng to repay the receivable amount when it receives the subsidy from the government. The Company has agreements or purchase orders signed with the customers which state the payment term based on the scale of sales and background of the customers. The terms and agreements signed are legally enforceable. As of December 31, 2021 and 2020, the Company had $3,053,277 and $110,269 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

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

The Company has concluded, based on the contractual arrangements, that as of December 31, 2021 and for the past two years that are covered by this report, Kandi New Energy had been a VIE and that the Company’s wholly-owned subsidiary, Zhejiang Kandi Technologies, absorbs all risk of loss from the activities of this VIE, thereby enabling the Company, through Zhejiang Kandi Technologies, to receive all of its expected residual returns. Therefore, although Kandi Technologies only owns 50% equity in Kandi New Energy, for accounting purpose, Kandi Technologies is the sole beneficiary and shall be wholly included in the consolidation.

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

For accounting purpose, the tables below are condensed consolidating schedules summarizing separately the results of operations, financial position and cash flows of the parent company including non-VIE subsidiaries and Kandi New Energy, which was deemed as an VIE since the Company only owned 50% of the equity, and control Kandi New Energy through several contractual agreements prior to its conversion to a wholly-owned subsidiary of Zhejiang Kandi Technologies effective March 14, 2022, together with eliminating adjustments:

Consolidated Statements of Operations Information

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$87,210,780	$14,414,362	$(10,138,758)	$91,486,384
Gross profit	$15,892,507	$355,355	$-	$16,247,862
Income (loss) from operations	$2,576,730	$(1,240,525)	$-	$1,336,205
Income (loss) before income taxes	$46,250,219	$3,115,420	$(20,155,351)	$29,210,288
Net income	$40,739,432	$2,279,717	$(20,155,351)	$22,863,798

	For the year ended December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$68,235,630	$27,613,722	$(18,928,839)	$76,920,513
Gross profit	$12,973,809	$514,124	$-	$13,487,933
Income (loss) from operations	$2,061,373	$(1,306,977)	$-	$754,396
loss before income taxes	$(14,410,035)	$(1,031,298)	$-	$(15,441,333)
Net loss	$(9,648,826)	$(745,338)	$-	$(10,394,164)

Consolidated Balance Sheets Information

	As of December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$128,862,704	$360,739	$-	$129,223,443
Total current assets	$352,068,155	$21,002,017	$(30,462,036)	$342,608,136
Total non-current assets	$181,562,128	$32,700,203	$(36,710,195)	$177,552,136
Total current liabilities	$58,240,678	$36,384,048	$(30,462,036)	$64,162,690
Total non-current liabilities	$11,971,688	$825,567	$-	$12,797,255
Total stockholders’ equity	$463,417,917	$16,492,605	$(36,710,195)	$443,200,327

	As of December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$142,062,013	$16,177	$-	$142,078,190
Total current assets	$285,542,114	$51,257,889	$(29,684,427)	$307,115,576
Total non-current assets	$191,180,142	$10,128,747	$(13,174,625)	$188,134,264
Total current liabilities	$85,980,986	$27,500,866	$(29,684,427)	$83,797,425
Total non-current liabilities	$7,544,838	$140,913	$-	$7,685,751
Total stockholders’ equity	$383,196,432	$33,744,857	$(13,174,625)	$403,766,664

Percentage of VIE’s assets and liabilities compared to consolidated assets and liabilities

	As of December 31, 2021
	VIE	Consolidated	% of VIE’s assets and liabilities in consolidated assets and liabilities
Cash and cash equivalents	$360,739	$129,223,443	0.3%
Total current assets	$21,002,017	$342,608,136	6.1%
Total non-current assets	$32,700,203	$177,552,136	18.4%
Total current liabilities	$36,384,048	$64,162,690	56.7%
Total non-current liabilities	$825,567	$12,797,255	6.5%

	As of December 31, 2020
	VIE	Consolidated	% of VIE’s assets and liabilities in consolidated assets and liabilities
Cash and cash equivalents	$16,177	$142,078,190	0.0%
Total current assets	$51,257,889	$307,115,576	16.7%
Total non-current assets	$10,128,747	$188,134,264	5.4%
Total current liabilities	$27,500,866	$83,797,425	32.8%
Total non-current liabilities	$140,913	$7,685,751	1.8%

Consolidated Cash Flows Information

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(9,412,899)	$9,654,589	$-	$241,690
Net cash provided by (used in) investing activities	$30,230,627	$(22,811,949)	$14,791,226	$22,209,904
Net cash provided by (used in) financing activities	$2,042,523	$13,496,632	$(14,791,226)	$747,929

	For the year ended December 31, 2020
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(47,026,465)	$(3,856,787)	$-	$(50,883,252)
Net cash provided by (used in) investing activities	$58,168,723	$(121,767)	$(6,895,506)	$51,151,450
Net cash provided by (used in) financing activities	$126,446,358	$(6,895,506)	$6,895,506	$126,446,358

Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies. The Company no longer has any VIE as of the date of this report.

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

Project completion acceptance means the process that related construction unit, contractor and inspection and acceptance committee carry out their inspection and appraisal for the overall project after the project is completed and qualified for trial production. The inspection and appraisal are based on design documents, construction acceptance rules and quality inspection standards approved, in accordance with related procedures and formalities. Project completion acceptance is the last step in the whole process of a project construction, and is also necessary before formal production.

Acceptance process mainly includes 1) quality acceptance of buildings organized by government construction regulators; 2) acceptance of fire safety facilities; 3) acceptance of environmental protection technology; and 4) trial production acceptance of production facilities.

As of the date of this report, pre-acceptance of the main project of quality supervision, as part of the Project Quality Acceptance of buildings, was completed in March 2022. Pre-acceptance of fire protection has been carried out in March 2022, and right now is undergoing the process. Fire protection expert has provided some suggestion for improvement, and the Company is currently working on the remediation. Environmental Protection Acceptance report, as part of the acceptance of environmental protection technology process, was completed on June 3, 2022. The report is being reviewed by the related examiners from the pre-acceptance expert team. The processing equipment and assembly lines have passed the joint debugging and testing, and related acceptance has been completed.

According to the review opinions of the pre-acceptance expert team, the Company has started to take technical improvement measures and arrange necessary funds and prepared to apply formal acceptance to related government authorities once the implementation of various technical measures has completed. Therefore, the expected completion time cannot be determined at present.

At present, the relevant department of the government verbally allows small-scale production prior to the completion of acceptance process, so Hainan factory is producing its products in the form of trial production, waiting for the final completion acceptance of the project. However, during the period of completion acceptance, if the local government regulatory authorities no longer allow us to produce, or we are required to stop production, we may be subject to a fine less than RMB1 million, and our revenue may be adversely affected. Other than that, the Company has no any other risks associated with the Hainan factory.

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

The Company recorded valuation allowances of 12.0 million as of December 31, 2021, against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

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

NOTE 28 - PRE-EXISTED VIE

The consolidated financial statements included in this Form 10-K/A reflect the results of operations, financial position and cash flows of the registrant, Delaware incorporated parent company together with those of its subsidiaries, on a consolidated basis.

The tables below summarized the cash flows between the Company’s pre-existed VIE and other non-VIE entities for the year ended December 31, 2021 and 2020:

For the year ended December 31, 2021
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Other non-VIE subsidiaries in PRC*	VIE	750,787	Products purchased from VIE by the other non-VIE subsidiaries in PRC
2	Other non-VIE subsidiaries in PRC*	VIE	45,259,160	Cash (as working capital) borrowed by the VIE from other non-VIE subsidiaries in PRC
3	VIE	Other non-VIE subsidiaries in PRC*	11,051,936	Products purchased from the other non-VIE subsidiaries in PRC by the VIE
4	VIE	Other non-VIE subsidiaries in PRC*	34,465,328	Investment amount and working capital contribution, as well as repayment by the VIE to the other non-VIE subsidiaries in PRC
5	VIE	Zhejiang Kandi Technologies	20,155,351	Cash transferred as dividend from the VIE to its direct parent entity, Zhejiang Kandi Technologies.

For the year ended December 31, 2020
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Other non-VIE subsidiaries in PRC*	VIE	3,079,765	Products purchased from VIE by the other non-VIE subsidiaries in PRC
2	Other non-VIE subsidiaries in PRC*	VIE	19,630,712	Cash (as working capital) borrowed by the VIE from other non-VIE subsidiaries in PRC
3	VIE	Other non-VIE subsidiaries in PRC*	35,725,229	Products purchased from the other non-VIE subsidiaries in PRC by the VIE
4	VIE	Other non-VIE subsidiaries in PRC*	26,526,218	Cash (as working capital) repaid by the VIE to the other non-VIE subsidiaries in PRC

*	Other non-VIE subsidiaries in PRC include the entities such as Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Yongkang Scrou.

Intercompany activities between non-VIE subsidiaries and VIE

The tables below present intercompany activities between non-VIE subsidiaries and VIE, balances for receivables and payables between non-VIE subsidiaries and VIE for the year ended December 31, 2021 and 2020.

1) intercompany activities between non-VIE subsidiaries and VIE

For the year ended December 31, 2021
#	Purchaser	Seller	Approximate value ($)
1	VIE	Other non-VIE subsidiaries in PRC*	10,022,236
2	Other non-VIE subsidiaries in PRC*	VIE	116,522

For the year ended December 31, 2020
#	Purchaser	Seller	Approximate value ($)
1	VIE	Other non-VIE subsidiaries in PRC*	18,761,492
2	Other non-VIE subsidiaries in PRC*	VIE	167,349

2) Receivables and payables between non-VIE subsidiaries and VIE

As of December 31, 2021
#	Description	Approximate value ($)
1	Receivables of other non-VIE subsidiaries in PRC* due from VIE	28,582,029
2	Receivables of VIE due from other non-VIE subsidiaries in PRC*	1,880,007

As of December 31, 2020
#	Description	Approximate value ($)
1	Receivables of other non-VIE subsidiaries in PRC* due from VIE	10,877,303
2	Receivables of VIE due from other non-VIE subsidiaries in PRC*	18,807,124

The Company’s subsidiaries and its pre-existed PRC VIE are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s subsidiaries and its pre-existed VIE are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations and revenues that are conducted and generated in China with currency received being denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into U.S. dollars.

Otherwise, there is no other impact from the Company’s involvement with the pre-exisited VIE that would affect the reporting entity’s financial position, financial performance or cash flows.

NOTE 29 - SUBSEQUENT EVENT

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

Board Diversity

The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity. However, the Board of Directors and the Nominating and Corporate Governance Committee believe that it is essential that the members of the Board of Directors represent diverse viewpoints. In considering candidates for the Board of Directors, the Board of Directors and the Nominating and Corporate Governance Committee consider the entirety of each candidate’s credentials in the context of the factors mentioned above. The Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f) and 5606, with one female Asian directors, five male Asian director and one male White director.

Board Diversity Matrix (As of July 22, 2022)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	1	5	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+			0
Did Not Disclose Demographic Background			0

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2021 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$9,302	-	-	-	-	-	$9,302

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$9,302	-	-	-	-	-	$9,302

Wang Lin	$31,938	11,520	-	-	-	-	$43,458

Sun Chenming	$35,659	28,800	-	-	-	-	$64,459

Dong Xueqin (3)

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2021, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2021, 100,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.
(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.
(3)	The shareholders voted for the appointment of Mr. Dong Xueqin as a director in the shareholder meeting on December 28, 2021. However, Mr. Dong’s compensation does not accrue until the beginning of 2022.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2021, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Henry Yu	0	100,000	(1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	100,000
Zhu Feng	0	0
Wang Lin	0	0
Sun Chenming	0	0
Dong Xueqin (2)	0	0

(1)	Besides the 100,000 shares of restricted common stock, Mr. Yu owns additional 15,500 shares of the Company’s common stock that he purchased from the open market.
(2)	The shareholders voted for the appointment of Mr. Dong Xueqin as a director in the shareholder meeting on December 28, 2021. However, Mr. Dong’s compensation does not accrue until the beginning of 2022.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,326,481	(1)	18.8%
Common Stock	Jehn Ming Lim	1,500		*
Common Stock	Henry Yu	120,500		*
Common Stock	Jerry Lewin	105,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Dong Xunqin	-		-
Common Stock	Sun chenming	5,000		-
Common Stock	Wang Lin	7,000		*
All officers and directors		14,565,481		19.1%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited	12,821,404	(2)	16.8%
Common Stock®	Invesco WilderHill Clean Energy ETF	5,953,498	(3)	7.8%

*	Less than 1%

(1)	Includes (i) 1,505,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.
(2)	On March 29, 2010, Hu Xiaoming, our Chief Executive Officer, President and Chairman of the Board of Directors, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the common stock in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.
(3)	Based solely on the Schedule 13G filed by Invesco Ltd filed with the SEC on February 10, 2022.

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

Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies for $2.83 million (RMB 18 million, equal to the subscribed capital contributed by Mr. Hu Xiaoming to Kandi New Energy) according to the Share Transfer Agreement signed on March 7, 2022 between Zhejiang Kandi Technologies and Mr. Hu Xiaoming. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies. Upon the closing of the transfer, all the pre-existing agreements between the Company and Mr. Hu Xiaoming regarding the entitlement of 100% of the economic benefits, voting rights and residual interests are all terminated.

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.2	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.3	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.4	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.5	Description of Securities Registered Pursuant to Section 12 of the Exchange Act. [Incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 15, 2022].

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Technologies Group Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.13	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.15	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.16	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020]

10.17	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020]

10.18	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.19	Placement Agent Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.20	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.21	Placement Agent Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.22	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021. [Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021]

10.23	English Translated Version of the Transfer Agreement Between Mr. Hu and Zhejiang Kandi Technologies Group Co., Ltd. Regarding the 50% Equity Interests Transfer in the VIE Dated March 7, 2022. [Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

10.24	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

10.25	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries [Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

23.1	Consent of Marcum Bernstein & Pinchuk LLP †

23.2	Consent of Paris Kreit & Chiu CPA LLP †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Legal Opinion of Zhejiang Lizhou (Jinhua) Law Firm Regarding CAC Review. †

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Exhibits filed herewith.
*	Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

August 3, 2022	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hu Xiaoming	President, Chief Executive Officer and Chairman of the Board	August 3, 2022
Hu Xiaoming	(Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	August 3, 2022
Jehn Ming Lim	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chen Liming	Director	August 3, 2022
Chen Liming

/s/ Lin Yi	Director	August 3, 2022
Lin Yi

/s/ Jerry Lewin	Director	August 3, 2022
Jerry Lewin

/s/ Henry Yu	Director	August 3, 2022
Henry Yu

/s/ Wang Lin	Director	August 3, 2022
Wang Lin

/s/ Dong Xueqin	Director	August 3, 2022
Dong Xueqin