Form 10-Q
period 2022-06-30
Kandi Technologies Group, Inc.
filed 2022-08-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, the registrant had 77,658,730 shares of common stock issued and 75,770,807 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$87,098,779	$129,223,443
Restricted cash	72,235,039	39,452,564
Certificate of deposit	73,173,646	55,041,832
Accounts receivable (net of allowance for doubtful accounts of $2,903,505 and $3,053,277 as of June 30, 2022 and December 31, 2021, respectively)	37,794,871	52,896,305
Inventories	41,937,709	33,171,973
Notes receivable	725,332	323,128
Other receivables	8,491,785	8,901,109
Prepayments and prepaid expense	2,516,142	17,657,326
Advances to suppliers	6,978,469	5,940,456
TOTAL CURRENT ASSETS	330,951,772	342,608,136

NON-CURRENT ASSETS
Property, plant and equipment, net	102,735,918	111,577,411
Intangible assets, net	11,606,688	13,249,079
Land use rights, net	3,041,861	3,250,336
Construction in progress	373,484	79,317
Deferred tax assets	2,171,889	2,219,297
Long-term investment	149,334	157,262
Goodwill	34,678,790	36,027,425
Other long-term assets	11,166,861	10,992,009
TOTAL NON-CURRENT ASSETS	165,924,825	177,552,136

TOTAL ASSETS	$496,876,597	$520,160,272

CURRENT LIABILITIES
Accounts payable	$32,635,923	$36,677,802
Other payables and accrued expenses	8,065,531	9,676,973
Short-term loans	1,450,000	950,000
Notes payable	17,933,221	8,198,193
Income tax payable	629,642	1,620,827
Other current liabilities	6,086,563	7,038,895
TOTAL CURRENT LIABILITIES	66,800,880	64,162,690

NON-CURRENT LIABILITIES
Long-term loans	2,210,589	2,210,589
Deferred taxes liability	2,490,130	2,460,141
Contingent consideration liability	5,513,000	7,812,000
Other long-term liabilities	880,925	314,525
TOTAL NON-CURRENT LIABILITIES	11,094,644	12,797,255

TOTAL LIABILITIES	77,895,524	76,959,945

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,648,730 and 77,385,130 shares issued and 75,760,807 and 76,705,381 outstanding at June 30,2022 and December 31,2021, respectively	77,649	77,385
Less: Treasury stock (1,887,923 shares with average price of $3.14 and 679,749 shares with average price of $3.52 at June 30,2022 and December 31,2021, respectively )	(5,937,017)	(2,392,203)
Additional paid-in capital	450,120,903	449,479,461
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at June 30,2022 and December 31,2021, respectively)	(7,769,429)	(4,216,102)
Accumulated other comprehensive loss	(18,704,633)	251,786
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS' EQUITY	417,787,473	443,200,327

Non-controlling interests	1,193,600	-
TOTAL STOCKHOLDERS' EQUITY	418,981,073	443,200,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$496,876,597	$520,160,272

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUES FROM UNRELATED PARTIES, NET	$20,841,183	$29,875,835	$45,732,587	$45,852,002
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	-	-	1,587

REVENUES, NET	20,841,183	29,875,835	45,732,587	45,853,589

COST OF GOODS SOLD	(18,122,316)	(23,778,053)	(40,626,557)	(35,401,456)

GROSS PROFIT	2,718,867	6,097,782	5,106,030	10,452,133

OPERATING INCOME (EXPENSE):
Research and development	(1,253,843)	(3,564,905)	(2,394,429)	(25,189,502)
Selling and marketing	(1,172,528)	(1,057,517)	(2,366,227)	(2,204,383)
General and administrative	(6,574,079)	(5,359,572)	(12,330,610)	(9,789,695)
Gain on disposal of long-lived assets	-	48,253,667	-	48,253,667
TOTAL OPERATING (EXPENSE) INCOME	(9,000,450)	38,271,673	(17,091,266)	11,070,087

(LOSS) INCOME FROM OPERATIONS	(6,281,583)	44,369,455	(11,985,236)	21,522,220

OTHER INCOME (EXPENSE):
Interest income	1,378,774	974,105	2,601,078	1,502,697
Interest expense	(138,433)	(78,069)	(286,577)	(204,417)
Change in fair value of contingent consideration	(391,000)	(357,000)	2,299,000	-
Government grants	463,219	114,402	707,317	349,195
Gain from sale of equity in the Former Affiliate Company	-	33,651	-	17,733,911
Share of loss after tax of the Former Affiliate Company	-	(4,904)	-	(2,584,401)
Other income, net	2,373,528	3,827,089	2,417,310	4,325,990
TOTAL OTHER INCOME , NET	3,686,088	4,509,274	7,738,128	21,122,975

(LOSS) INCOME BEFORE INCOME TAXES	(2,595,495)	48,878,729	(4,247,108)	42,645,195

INCOME TAX BENEFIT (EXPENSE)	719,843	(7,949,255)	752,443	(8,118,441)

NET (LOSS) INCOME	(1,875,652)	40,929,474	(3,494,665)	34,526,754

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	61,619	-	58,662	-

NET (LOSS) INCOME ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(1,937,271)	40,929,474	(3,553,327)	34,526,754

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(19,966,230)	4,874,815	(18,956,419)	3,698,802

COMPREHENSIVE (LOSS) INCOME	$(21,841,882)	$45,804,289	$(22,451,084)	$38,225,556

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	75,863,479	75,510,788	76,075,484	75,447,633

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.02)	$0.54	$(0.05)	$0.46

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$-	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	-	(1,176,013)
Reversal of reduction in the Former Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	2,771,652	-	-	-	2,771,652
Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$-	$398,981,883
Stock issuance and award	238,600	239	-	1,374,098	-	-	-	1,374,337
Net income	-	-	-	-	40,929,474	-	-	40,929,474
Foreign currency translation	-	-	-	-	-	4,874,815	-	4,874,815

Balance, June 30, 2021	75,626,155	$75,626	$-	$443,717,378	$7,446,854	$(5,079,349)	$-	$446,160,509

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	25,000	25	-	92,925	-	-	-	92,950
Stock buyback	-	-	(1,570,324)	(13,236)	-	-	-	(1,583,560)
Capital contribution from shareholder	-	-	-	-	-	-	1,198,398	1,198,398
Net loss	-	-	-	-	(1,616,056)	-	(2,957)	(1,619,013)
Foreign currency translation	-	-	-	-	-	1,009,811	-	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913
Stock issuance and award	238,600	239	-	584,331	-	-	-	584,570
Stock buyback	-	-	(1,974,490)	(22,578)	-	-	-	(1,997,068)
Net income (loss)	-	-	-	-	(1,937,271)	-	61,619	(1,875,652)
Foreign currency translation	-	-	-	-	-	(19,966,230)	(63,460)	(20,029,690)

Balance, June 30, 2022	77,648,730	$77,649	$(5,937,017)	$450,120,903	$(7,769,429)	$(18,704,633)	1,193,600	$418,981,073

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,494,665)	$34,526,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,447,548	4,443,218
Provision (reversal) of allowance for doubtful accounts	4,301	-
Deferred taxes	(116,206)	(11,970)
Share of loss after tax of the Former Affiliate Company	-	2,584,401
Gain from equity sale in the Former Affiliate Company	-	(17,733,911)
Gain on disposal of long-lived assets	-	(48,253,667)
Change in fair value of contingent consideration	(2,299,000)	-
Stock based compensation expense	639,690	1,429,456

Changes in operating assets and liabilities:

Accounts receivable	(9,108,858)	2,054,930
Notes receivable	1,925,896	-
Inventories	(9,949,597)	(3,328,120)
Other receivables and other assets	(2,806,192)	(14,040,619)
Advances to supplier and prepayments and prepaid expenses	13,475,591	20,596,182

Increase (Decrease) In:
Accounts payable	32,751,997	(1,044,040)
Other payables and accrued liabilities	4,198,349	(463,016)
Notes payable	(7,788,622)	(93,273)
Income tax payable	(777,068)	7,671,740
Net cash provided by (used in) operating activities	$23,103,164	$(11,661,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,491,918)	(6,565,755)
Payment for construction in progress	(308,304)	(1,869,028)
Proceeds from disposal of long-lived assets	-	23,234,680
Repayment from (loan to) third party	-	31,686,168
Certificate of deposit	(21,617,615)	(54,098,335)
Proceeds from sales of equity in the Former Affiliate Company	-	23,803,268
Long-term Investment	-	(108,197)
Net cash (used in) provided by investing activities	$(23,417,837)	$16,082,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	5,070,582	250,000
Repayments of short-term loans	(4,570,582)	-
Contribution from non-controlling shareholder	787,499	-
Purchase of treasury stock	(3,580,628)	-
Net cash (used in) provided by financing activities	$(2,293,129)	$250,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(2,607,802)	$4,670,866
Effect of exchange rate changes	$(6,734,387)	$997,982
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$159,333,818	$148,189,483
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	87,098,779	132,071,957
-RESTRICTED CASH AT END OF PERIOD	72,235,039	16,117,526

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$140,831	373,433
Interest paid	$102,722	-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Former Affiliate Company due to change in its equity (net of tax effect of $491,400)	-	2,813,968
Increase of other receivable for equity transfer payment of the Former Affiliate Company	-	23,803,268
Contribution from non-controlling shareholder by inventories and fix assets	393,986	-

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

The Company’s organizational chart as of the date of this report is as follows:

On February 15, 2022, Kandi Hainan and Jiangsu Xingchi Electric Technology Co., Ltd. (“Jiangsu Xingchi”) signed a joint venture agreement, pursuant to which the two parties jointly invested RMB 30,000,000 (approximately $4.5 million) in Haikou city of Hainan province to establish Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), of which Kandi Hainan owns 66.7% and Jiangsu Xingchi owns 33.3%.

NOTE 2 - LIQUIDITY

The Company had working capital of $264,150,892 as of June 30, 2022, a decrease of $14,294,554 from working capital of $278,445,446 as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $87,098,779 and $129,223,443, respectively, the Company’s restricted cash was $72,235,039 and $39,452,564, respectively. As of June 30, 2022 and December 31, 2021, the Company had multiple certificates of deposit with a total amount of $73,173,646 and $55,041,832, respectively. These certificates of deposit have an annual interest rate from 3.15% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries have $3.7 million short-term and long-term bank loans outstanding as of June 30, 2022.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Amendment No.1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Form 10-K/A”).

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s unaudited condensed consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), formerly, a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owned the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies was entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC;

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, and its subsidiaries, incorporated under the laws of the PRC;

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA;

(10)	Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC; and

(11)	Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), a subsidiary of Kandi Hainan, incorporated under the laws of the PRC; Kandi Hainan owns 66.7% and a non-affiliate, Jiangsu Xingchi owns 33.3% of Hainan Kandi Holding. Consequently, effective February 15, 2022, non-controlling interests of an aggregate of 33.3% of the equity interests of Hainan Kandi Holding held by an entity are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interest in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the period between non-controlling interest holders and the shareholders of the Company.

Equity Method Investees

The Company’s consolidated net income also includes the Company’s proportionate share of the net income or loss of its equity method investment in Fengsheng Automotive Technology Group Co., Ltd. (“Former Affiliate Company”), in which the Company owned 22% equity interest until March 9, 2021.

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely.

All intra-entity profits and losses with regard to the Company’s equity method investees have been eliminated.

NOTE 5 - USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenues and expenses during the reported period in the unaudited condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements primarily include, but are not limited to, allowances for doubtful accounts, lower of cost and net realizable value of inventory, assessment for impairment of long-lived assets and intangible assets, valuation of deferred tax assets, change in fair value of contingent consideration, determination of share-based compensation expenses as well as fair value of stock warrants.

Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company’s 2021 Form 10-K/A.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended June 30, 2022 and 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2022	2022	2021
Customer A	10%	4%	-

	Sales	Trade Receivable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2021	2021	2020
Customer B	24%	14%	7%
Customer C	22%	13%	13%
Customer D	12%	5%	3%
Customer E	10%	5%	-

For the six-month period ended June 30, 2022, there were no customers that accounted for more than 10% of the Company’s consolidated revenue. For the six-month period ended June 30, 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2021	2021	2020
Customer B	18%	14%	7%
Customer C	16%	13%	13%

(b) Suppliers

For the three-month period ended June 30, 2022, there were no suppliers that accounted for more than 10% of the Company’s total purchases. For the three-month period ended June 30, 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases	Accounts Payable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2021	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	60%	9%	9%

For the six-month period ended June 30, 2022 and 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases	Accounts Payable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2022	2022	2021
ODES USA, Inc.	13%	-	1%

	Purchases	Accounts Payable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2021	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	57%	9%	9%
Massimo Motor Sports, LLC	12%	16%	5%

NOTE 9 - EARNINGS PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants (using treasury stock method). Due to the average market price of the common stock during the period being below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month and six-month period ended June 30, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2022	2021
Accounts receivable	$40,698,376	$55,949,582
Less: allowance for doubtful accounts	(2,903,505)	(3,053,277)
Accounts receivable, net	$37,794,871	$52,896,305

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2020	$110,269
Provision	1,147,679
Addition of allowance resulted from acquisition of Jiangxi Huiyi	1,763,231
Exchange rate difference	32,098
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	4,301
Exchange rate difference	(154,073)
BALANCE AT JUNE 30, 2022	$2,903,505

In May 2022, Zhejiang Kandi Technologies, Yongkang Scrou, and Kandi New Energy jointly filed a lawsuit against Former Affiliate Company and its affiliates and related parties, for the collection of the overdue accounts receivable in the amount of approximately $19.4 million (approximately RMB 125 million) that was not repaid after the agreed upon timeline was passed. The case was accepted by the court in June 2022, and the proceeding is ongoing as of the date this report. The Company estimates that it is more likely than not to recover the overdue accounts receivable amount based on the preliminary assessment of its lawyer, and the fact that a sufficient amount of capital was frozen by the court.

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2022	2021
Raw material	$10,917,397	$9,291,441
Work-in-progress	6,882,626	9,116,194
Finished goods *	24,137,686	14,764,338
Inventories	$41,937,709	$33,171,973

*	As of June 30, 2022, approximately $5.8 million of inventory of off-road vehicles and EVs held by SC Autosports were pledged as collateral for the $1,450,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
	2022	2021
At cost:
Buildings	$50,480,156	$52,481,460
Machinery and equipment	78,910,151	81,994,596
Office equipment	1,540,952	1,497,461
Motor vehicles and other transport equipment	1,043,947	1,068,616
Molds and others	11,292,111	11,852,568
	143,267,317	148,894,701
Less : Accumulated depreciation	(40,531,399)	(37,317,290)
Property, plant and equipment, net	$102,735,918	$111,577,411

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts of K23 are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the project completion acceptance of Hainan factory is being processed. Before the completion acceptance is finished, the Hainan factory is manufacturing the above products in the form of trial production.

Depreciation expenses for the three months ended June 30, 2022 and 2021 were $2,584,011 and $1,942,294, respectively. Depreciation expenses for the six months ended June 30, 2022 and 2021 were $5,285,517 and $3,766,555, respectively.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining useful life	June 30, 2022	December 31, 2021
Gross carrying amount:
Trade name	0 years	$492,235	$492,235
Customer relations	0 years	304,086	304,086
Patent	3-4.67 years	$4,748,820	5,000,944
Technology	6.33-9.33 years	10,304,044	10,851,104
		15,849,185	16,648,369
Less : Accumulated amortization
Trade name		$(492,235)	$(492,235)
Customer relations		(304,086)	(304,086)
Patent		$(2,520,305)	(2,359,212)
Technology		(925,871)	(243,757)
		(4,242,497)	(3,399,290)
Intangible assets, net		$11,606,688	$13,249,079

The aggregate amortization expenses for those intangible assets were $493,400 and $165,722 for the three months ended June 30, 2022 and 2021, respectively. The aggregate amortization expenses for those intangible assets were $1,007,569 and $330,894 for the six months ended June 30, 2022 and 2021, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Six months ended December 31, 2022	$1,007,569
Years ended December 31,
2023	2,015,138
2024	2,015,138
2025	1,948,783
2026	1,704,009
Thereafter	2,916,051
Total	$11,606,688

NOTE 14 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2022	2021
Cost of land use rights	$3,923,492	$4,131,797
Less: Accumulated amortization	(881,631)	(881,461)
Land use rights, net	$3,041,861	$3,250,336

The amortization expenses for the three months ended June 30, 2022 and 2021, were $22,588 and $23,130, respectively. The amortization expenses for the six months ended June 30, 2022 and 2021, were $46,126 and $46,172, respectively. Amortization expenses for the next five years and thereafter is as follows:

Six months ended December 31, 2022	$46,126
Years ended December 31,
2023	92,251
2024	92,251
2025	92,251
2026	92,251
Thereafter	2,626,731
Total	$3,041,861

NOTE 15 - OTHER LONG TERM ASSETS

Other long term assets as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
	2022	2021
Prepayments for land use right (i)	$4,078,683	4,341,496
Right - of - use asset (ii)	6,753,967	6,308,374
Others	334,211	342,139
Total other long-term asset	$11,166,861	$10,992,009

(i)	As of June 30, 2022 and December 31, 2021, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $4,078,683 and $4,341,496, respectively. As of June 30, 2022, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended June 30, 2022 and 2021 were $22,246 and $22,781, respectively. The amortization expense for the six months ended June 30, 2022 and 2021 were $45,429 and $45,475, respectively.

(ii)	As of June 30, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,929,498 and $6,308,374, respectively, as well as the amount of $824,469 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended June 30, 2022 and 2021 were $30,805 and $17,530, respectively. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the six months ended June 30, 2022 and 2021were $62,907 and $34,994, respectively.

NOTE 16 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi have successfully re-applied for such certificates when their prior certificates expired. Kandi Hainan has been qualified as a HNTE since 2020. Therefore, no records for renewal is available. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2022, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was a tax benefit of 17.72% on a reported loss before taxes of approximately $4.2 million, a tax expense of 19.04% on a reported income before taxes of approximately $42.6 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the six months ended June 30, 2022 and 2021 was tax benefit of $752,443 and tax expense of $8,118,441, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2022, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2022, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2022, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

The tax effected aggregate Net Operating Loss (“NOL”) was $8.2 million and $3.4 million in tax year 2021 and 2020, which were deriving from entities in the PRC, Hong Kong and U.S. Some of the NOLs will start to expire from 2026 if they are not used. The cumulative NOL in the PRC can be carried forward for five years in general, and ten years for entities qualify HNTE treatment, which is $0.1 million and $7.5 million respectfully, to offset future net profits for income tax purposes. The Company also has $0.5 million tax effected NOL in U.S. to carry forward with indefinite carryforward period, and $0.1 million tax effected NOL in Hong Kong can be carried forward without an expiration date as well.

(b) Tax Holiday Effect

For the six months ended June 30, 2022 and 2021, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2022 and 2021.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2021 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021
Tax benefit (holiday) credit	$670,431	$65,965
Basic net income per share effect	$0.01	$0.00

NOTE 17 - LEASES AND RIGHT-OF-USE-ASSETS

The Company previously renewed its corporate office leases for SC Autosports, with a term of 15 months from January 31, 2020 to April 30, 2021. The monthly lease payment is $11,000 from February 2020 to April 2020 and $12,000 from May 2020 to April 2021. The Company recorded operating lease assets and operating lease liabilities on January 31, 2020, with a remaining lease term of 15 months and discount rate of 4.25%. SC Autosports bought its own corporate office after this lease term expired in April 2021.

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

As of June 30, 2022, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $6,753,967 and lease liability was $693,699 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended June 30, 2022 and 2021, the Company’s operating lease expense were $90,443 and $29,530, respectively. For the six months ended June 30, 2022 and 2021, the Company’s operating lease expense were $184,693 and $82,994, respectively.

Supplemental information related to operating leases was as follows:

	Six months ended
	June 30,
	2022	2021
Cash payments for operating leases	$184,693	$82,994

Maturities of lease liabilities as of June 30, 2022 were as follow:

Maturity of Lease Liabilities:	Lease payable
Years ended December 31,	$
2023		222,885
2024		231,131
2025		239,683

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

On October 31, 2021, the Company completed the acquisition of 100% of the equity of Jiangxi Huiyi. The Company paid approximately RMB 50 million (approximately $7.9 million) at the closing of the transaction using cash on hand and may be required to pay future consideration of up to an additional 2,576,310 shares of common stock, or the total make good shares, upon the achievement of certain net income-based milestones in the next three years. Due to the fresh COVID-19 outbreak and extended lockdown in some areas in China, in June 2022, the Company agreed with the original shareholders of Jiangxi Huiyi (the “Transferors”) to revise the conditions of the annual profit target and extension of evaluation period for the first year. Pursuant to the supplementary agreement, the Transferors have the right to obtain 858,770 KNDI shares in each of the below-mentioned periods, provided that Jiangxi Huiyi achieves a net income of 1) RMB 8 million yuan or more during the period from July 1, 2021 to September 30, 2022 (“Period I”); 2) RMB 15 million yuan or more during the period from October 1, 2022 to September 30, 2023 (“Period II”); 3) RMB 15 million yuan or more during the period from October 1, 2023 to September 30, 2024 (“Period III”). If the net income of Jiangxi Huiyi fails to reach the respective target number in any of the three periods, the shares that the Transferors are entitled to obtain in that period will be adjusted accordingly: 1) if the difference between the net income in each Period and its Target Number is less than or equivalent to 20% of its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III), the transferee or KNDI has right to directly subtract 171,754 KNDI shares from the total make good shares, and the Transferor are entitled to obtain 687,016 KNDI shares; 2) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is more than 20% of its Target Number but less than 40% of its Target Number, the transferee or KNDI has the right to directly subtract 343,508 KNDI shares from the total make good shares, and the Transferors have the right to obtain 515,262 KNDI shares; 3) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is greater than or equal to 40% of its Target Number, the transferee of KNDI has the right to directly subtract 858,770 KNDI shares from the total make good shares, and the Transferors will not have the right to obtain any shares in such year.

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

As of June 30, 2022 and December 31, 2021, the Company’s contingent consideration liability to former members of Jiangxi Huiyi was $5,513,000 and $7,812,000, respectively.

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

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to grant the total number of shares of common stock of the stock award for selected executives and key employees 250,000 shares of common stock for each fiscal year. On April 18, 2018, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2019, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 9, 2020, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2021, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 10, 2022, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

For the three months ended June 30, 2022 and 2021, the Company recognized $616,765 and $1,406,53 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $639,690 and $1,429,456 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The Company’s equity method investments in the Former Affiliate Company for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021
Investment in the Former Affiliate Company, beginning of the period,	$-	$28,892,638
Investment decreased in 2021	-	(47,715,689)
Gain from equity sale	-	17,733,911
Reversal of prior year reduction in the equity of the Former Affiliate Company	-	3,312,946
Share of loss:
Company’s share in net loss of Former Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021	-	(2,683,986)
Non-controlling interest	-	99,585
Subtotal	-	(2,584,401)
Exchange difference	-	360,595
Investment in Former Affiliate Company, end of the period	$-	$-

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,986,679 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of June 30, 2022 and December 31, 2021, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

In October 2017, a shareholder filed a books and records action against the Company in the Delaware Court of Chancery pursuant to 8 Del. C. Section 220 seeking the production of certain documents generally relating to the same underlying items described above as well as attorney’s fees (the “Section 220 Litigation”). On September 28, 2018, the parties, through their respective counsel, agreed to dismiss the Section 220 Litigation with prejudice and with each party bearing its own attorney’s fees, costs, and expenses, thereby concluding the action. In February 2019, this same shareholder commenced a derivative action against certain current and former directors of Kandi Technologies in the Delaware Court of Chancery. A motion to dismiss this derivative action was filed in May 2019 and that motion was denied on April 27, 2020. Discovery is ongoing.

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

In December 2020, a putative securities class action was filed against Kandi Technologies and certain of its current officers in the United States District Court for the Eastern District of New York. The complaint generally alleges violations of the federal securities laws based on claims made in a report issued by Hindenburg Research in November 2020, and seeks damages on behalf of a putative class of shareholders who purchased or acquired Kandi Technologies’ securities prior to March 15, 2019. Kandi moved to dismiss this action in January 2022, and that motion remains pending.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,446,475	$6,180,582
China	10,394,708	23,695,253
Total	$20,841,183	$29,875,835

Major products
EV parts	$588,775	$6,680,515
EV products	2,486,558	610,812
Off-road vehicles	10,092,141	5,473,195
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,217,074	16,526,436
Battery exchange equipment and Battery exchange service	83,153	584,877
Lithium-ion cells	6,373,482	-
Total	$20,841,183	$29,875,835

Timing of revenue recognition
Products transferred at a point in time	$20,841,183	$29,875,835
Total	$20,841,183	$29,875,835

	Six Months Ended June 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$21,182,850	$14,048,008
China	24,549,737	31,805,581
Total	$45,732,587	$45,853,589

Major products
EV parts	$4,256,553	$13,048,846
EV products	2,826,513	732,306
Off-road vehicles	20,805,882	11,092,199
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,344,439	20,395,361
Battery exchange equipment and Battery exchange service	108,664	584,877
Lithium-ion cells	14,390,536	-
Total	$45,732,587	$45,853,589

Timing of revenue recognition
Products transferred at a point in time	$45,732,587	$45,853,589
Total	$45,732,587	$45,853,589

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2021 Form 10-K/A and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2021 Form 10-K/A. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

For the six months ended June 30, 2022, we recognized total revenue of $45,732,587 as compared to $45,853,589 for the same period of 2021, a decrease of $121,002 or 0.3%. For the six months ended June 30, 2022, we recorded $5,106,030 of gross profit, a decrease of 51.1% from the same period of 2021. Gross margin for the six months ended June 30, 2022 was 11.2%, compared to 22.8% for the same period of 2021. We recorded a net loss of $3,494,665 for the six months ended June 30, 2022, compared to a net income of $34,526,754 in the same period of 2021, a decrease of $38,021,419 or 110.1% from the same period of 2021.

Thanks to our business strategy adjustment, our business has made some progress, despite the resurgences of COVID-19, which has been causing frequent lockdowns in many cities and severe disruption of supply chain. Especially in the field of the pure electric off-road vehicles, we have achieved steady growth. In the first half of this year, we developed a number of pure electric off-road vehicles, including UTV, ATV, crossover golf carts and crossover go-karts. The number of crossover golf carts delivered from factory has increased from dozens in March 2022 to more than 2,000 per month. In the second half of the year, we will continue launching new models one after another, as we are optimistic with the potential of pure electric off-road vehicles’ market to be over $ 2.2 billion by 2028, with a healthy CAGR of 19% from this year. Our various newly launched off-road vehicles, such as golf karts and ATVs are getting recognized in the market. In this regard, we are confident to achieve sustained growth in the field of the pure electric off-road vehicles. As for our EV business, due to the persisting COVID-19 situation in China and the fact that the Chinese EV market has not entered a healthy and orderly development stage, currently the Company will continue to operate in small-scale, and expedite the progress when the EV market of China entered a healthy and orderly development stage.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$20,841,183	100.0%	$29,875,835	100.0%	(9,034,652)	(30.2%)
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	-	0.0%	-	-

REVENUES, NET	20,841,183		29,875,835		(9,034,652)	(30.2%)

COST OF GOODS SOLD	(18,122,316)	(87.0%)	(23,778,053)	(79.6%)	5,655,737	(23.8%)

GROSS PROFIT	2,718,867	13.0%	6,097,782	20.4%	(3,378,915)	(55.4%)

OPERATING INCOME (EXPENSE):
Research and development	(1,253,843)	(6.0%)	(3,564,905)	(11.9%)	2,311,062	(64.8%)
Selling and marketing	(1,172,528)	(5.6%)	(1,057,517)	(3.5%)	(115,011)	10.9%
General and administrative	(6,574,079)	(31.5%)	(5,359,572)	(17.9%)	(1,214,507)	22.7%
Gain on disposal of long-lived assets	-	0.0%	48,253,667	161.5%	(48,253,667)	(100.0%)
TOTAL OPERATING (EXPENSE) INCOME	(9,000,450)	(43.2%)	38,271,673	128.1%	(47,272,123)	(123.5%)

(LOSS) INCOME FROM OPERATIONS	(6,281,583)	(30.1%)	44,369,455	148.5%	(50,651,038)	(114.2%)

OTHER INCOME (EXPENSE):
Interest income	1,378,774	6.6%	974,105	3.3%	404,669	41.5%
Interest expense	(138,433)	(0.7%)	(78,069)	(0.3%)	(60,364)	77.3%
Change in fair value of contingent consideration	(391,000)	(1.9%)	(357,000)	(1.2%)	(34,000)	9.5%
Government grants	463,219	2.2%	114,402	0.4%	348,817	304.9%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	33,651	0.1%	(33,651)	(100.0%)
Share of loss after tax of the Former Affiliate Company	-	0.0%	(4,904)	(0.0%)	4,904	(100.0%)
Other income, net	2,373,528	11.4%	3,827,089	12.8%	(1,453,561)	(38.0%)
TOTAL OTHER INCOME, NET	3,686,088	17.7%	4,509,274	15.1%	(823,186)	(18.3%)

(LOSS) INCOME BEFORE INCOME TAXES	(2,595,495)	(12.5%)	48,878,729	163.6%	(51,474,224)	(105.3%)

INCOME TAX BENEFIT (EXPENSE)	719,843	3.5%	(7,949,255)	(26.6%)	8,669,098	(109.1%)

NET (LOSS) INCOME	(1,875,652)	(9.0%)	40,929,474	137.0%	(42,805,126)	(104.6%)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	61,619	0.3%	-	0.0%	61,619	-

NET (LOSS) INCOME ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(1,937,271)	(9.3%)	40,929,474	137.0%	(42,866,745)	(104.7%)

(a) Revenue

For the three months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $20,841,183 compared to $29,875,835 for the same period of 2021, representing a decrease of $9,034,652 or 30.2%. The decrease in revenue was mainly due to the decrease in the sales volume of Electric Scooters, Electric Self-Balancing Scooters and associated parts and EV parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	Sales	Sales
EV parts	$588,775	$6,680,515
EV products	2,486,558	610,812
Off-road vehicles	10,092,141	5,473,195
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,217,074	16,526,436
Battery exchange equipment and Battery exchange service	83,153	584,877
Lithium-ion cells	6,373,482	-
Total	$20,841,183	$29,875,835

EV Parts

During the three months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $588,775, representing a decrease of $6,091,740 or 91.2% from $6,680,515 for the same quarter of 2021. The decrease was primarily due to the reduced demand from the market during the three months ended June 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the three months ended June 30, 2022 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 2.8% of total sales.

EV Products

During the three months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $2,486,558, representing an increase of $1,875,746 or 307.1% from $610,812 for the same quarter of 2021. The increase was mainly due to the sales of EV K23 to car hailing platform in China market during the three months ended June 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 11.9% of the total net revenue for the three months ended June 30, 2022.

Off-Road Vehicles

During the three months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $10,092,141, representing an increase of $4,618,946 or 84.4% from $5,473,195, for the same quarter of 2021. The increase was because a new brand of off-road vehicle was introduced to the US market with aggressive price in order to promote its sales during the current period, as well as our new model of crossover golf carts which were sold in US market in the second quarter of this year.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 48.4% of the total net revenue for the three months ended June 30, 2022.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $1,217,074, representing a decrease of $15,309,362 or 92.6% from $16,526,436, for the same quarter of 2021. During the prior period in 2021, we sold electric scooters manufactured by ourselves. However, during the current period, we only manufactured motors and certain parts as one of our business partners began producing these electric scooters and scooter related products on their own.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 5.8% of the total net revenue for the three months ended June 30, 2022.

Lithium-ion cells

During the three months ended June 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $6,373,482, there was no such sales for the same period of 2021 since the related entity Jiangxi Huiyi was acquired by the Company in October 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ Lithium-ion cell business line accounted for approximately 30.6% of the total net revenue for the three months ended June 30, 2022.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Three Months Ended June 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$10,446,475	$6,180,582
China	10,394,708	23,695,253
Total	$20,841,183	$29,875,835

Major products
EV parts	$588,775	$6,680,515
EV products	2,486,558	610,812
Off-road vehicles	10,092,141	5,473,195
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,217,074	16,526,436
Battery exchange equipment and Battery exchange service	83,153	584,877
Lithium-ion cells	6,373,482	-
Total	$20,841,183	$29,875,835

Timing of revenue recognition
Products transferred at a point in time	$20,841,183	$29,875,835
Total	$20,841,183	$29,875,835

(b) Cost of goods sold

Cost of goods sold was $18,122,316 during the three months ended June 30, 2022, representing a decrease of $5,655,737, or 23.8%, compared to $23,778,053 for the same period of 2021. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the three months ended June 30, 2022 and 2021 are as set forth below:

	Three Months Ended June 30,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$588,775	492,049	96,726	16.4%	$6,680,515	5,608,759	1,071,756	16.0%
EV products	2,486,558	2,337,473	149,085	6.0%	610,812	542,121	68,691	11.2%
Off-road vehicles	10,092,141	8,210,368	1,881,773	18.6%	5,473,195	4,098,401	1,374,794	25.1%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,217,074	1,139,335	77,739	6.4%	16,526,436	12,999,612	3,526,824	21.3%
Battery exchange equipment and Battery exchange service	83,153	101,775	(18,622)	-22.4%	584,877	529,160	55,717	9.5%
Lithium-ion cells	6,373,482	5,841,316	532,166	8.3%	-	-	-	-
Total	$20,841,183	18,122,316	2,718,867	13.0%	$29,875,835	23,778,053	6,097,782	20.4%

Gross profit for the second quarter of 2022 decreased 55.4% to $2,718,867, compared to $6,097,782 for the same period last year. This was primarily attributable to the product mixing with higher concentration of products with lower gross margin being sold during the current period. Our gross margin decreased to 13.0% compared to 20.4% for the same period of 2021. The decrease in our gross margin was mainly due to the higher concentration of sales from the products with lower gross margin such as lithium-ion cells which was not sold in second quarter of 2021, and less concentration of the sales of products with higher gross margin such as Electric Scooters, Electric Self-Balancing Scooters as well as EV parts. Besides, we have brought in a new brand of off-road vehicle to the US market, and we have sold at a more aggressive price in order to promote its sales.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,253,843 for the second quarter of 2022, a decrease of $2,311,062 or 64.8% compared to $3,564,905 for the same period in 2021. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $1,172,528 for the second quarter of 2022, compared to $1,057,517 for the same period in 2021, representing an increase of $115,011 or 10.9%. The increase was mainly due to the increased customs clearing charges.

(f) General and administrative expenses

General and administrative expenses were $6,574,079 for the second quarter of 2022, compared to $5,359,572 for the same period in 2021, representing an increase of $1,214,507 or 22.7%. For the three months ended June 30, 2022, general and administrative expenses included $616,765 as expenses for common stock awards and stock options to employees and Board members, compared to $1,406,531 of common stock awards and stock options expenses for the same period in 2021. Besides stock compensation expense, our net general and administrative expenses for the three months ended June 30, 2022 were $5,957,314, representing an increase of $2,004,273, from $3,953,041 for the same period in 2021, which was largely due to increase in depreciation expense and amortization expense compared to the same period in 2021.

 (g) Gain on disposal of long-live assets

Gain on disposal of long-live assets was $0 for the second quarter of 2022, compared to $48,253,667 for the same period last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $1,378,774 for the second quarter of 2022, representing an increase of $404,669 or 41.5% compared to $974,105 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2021.

(i) Interest expenses

Interest expenses were $138,433 in the second quarter of 2022, representing an increase of $60,364 or 77.3% compared to $78,069 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2021.

(j) Change in fair value of contingent consideration

For the second quarter of 2022, the loss related to changes in the fair value of contingent consideration was $391,000, an increased loss of $34,000 or 9.5% compared to loss related to changes in the fair value of contingent consideration of $357,000 for the same period in 2021, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $463,219 for the second quarter of 2022, compared to $114,402 for the same quarter last year, representing an increase of $348,817, or 304.9%, which was largely attributable to the award for our research and development granted by Jinhua local government in the second quarter of 2022.

(l) Gain from equity sale in the Former Affiliate Company

Gain from equity sale was $0 for the second quarter of 2022, compared to $33,651 for the same quarter last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the second quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Former Affiliate Company

For the second quarter of 2022, our share of loss of the Former Affiliate Company was $0 as compared to share of loss of $4,904 for the same period in 2021. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(n) Other income, net

Net other income was $2,373,528 for the second quarter of 2022, representing a decrease of $1,453,561 or 38.0% compared to net other income of $3,827,089 for the same period of last year, which was largely due to the income from the discount of accounts payable after negotiation with supplier in the same period of last year.

(o) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, the applicable corporate income tax rate of our Chinese subsidiaries is 25%. However, four of our subsidiaries, including Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Jiangxi Huiyi are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port.

Each of our other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the second quarter of 2022 was a tax benefit of 27.73% on a reported loss before taxes of approximately $2.6 million, compared to a tax expense of 16.26% on a reported income before taxes of approximately $48.9 million for the same period of last year.

(p) Net loss

Net loss was $1,875,652 for the second quarter of 2022, representing a decrease of $42,805,126 compared to net income of $40,929,474 for the same period in 2021. The decrease was primarily attributable to the gain on disposal of long-lived assets with $48,253,667 that was recorded during the second quarter of 2021, whereas there was none of such gain during second quarter of 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$45,732,587	100.0%	$45,852,002	100.0%	(119,415)	(0.3%)
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	1,587	0.0%	(1,587)	(100.0%)

REVENUES, NET	45,732,587	100.0%	45,853,589	100.0%	(121,002)	(0.3%)

COST OF GOODS SOLD	(40,626,557)	(88.8%)	(35,401,456)	(77.2%)	(5,225,101)	14.8%

GROSS PROFIT	5,106,030	11.2%	10,452,133	22.8%	(5,346,103)	(51.1%)

OPERATING INCOME (EXPENSE):
Research and development	(2,394,429)	(5.2%)	(25,189,502)	(54.9%)	22,795,073	(90.5%)
Selling and marketing	(2,366,227)	(5.2%)	(2,204,383)	(4.8%)	(161,844)	7.3%
General and administrative	(12,330,610)	(27.0%)	(9,789,695)	(21.3%)	(2,540,915)	26.0%
Gain on disposal of long-lived assets	-	0.0%	48,253,667	105.2%	(48,253,667)	(100.0%)
TOTAL OPERATING (EXPENSE) INCOME	(17,091,266)	(37.4%)	11,070,087	24.1%	(28,161,353)	(254.4%)

(LOSS) INCOME FROM OPERATIONS	(11,985,236)	(26.2%)	21,522,220	46.9%	(33,507,456)	(155.7%)

OTHER INCOME (EXPENSE):
Interest income	2,601,078	5.7%	1,502,697	3.3%	1,098,381	73.1%
Interest expense	(286,577)	(0.6%)	(204,417)	(0.4%)	(82,160)	40.2%
Change in fair value of contingent consideration	2,299,000	5.0%	-	0.0%	2,299,000	-
Government grants	707,317	1.5%	349,195	0.8%	358,122	102.6%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	17,733,911	38.7%	(17,733,911)	(100.0%)
Share of loss after tax of the Former Affiliate Company	-	0.0%	(2,584,401)	(5.6%)	2,584,401	(100.0%)
Other income, net	2,417,310	5.3%	4,325,990	9.4%	(1,908,680)	(44.1%)
TOTAL OTHER INCOME , NET	7,738,128	16.9%	21,122,975	46.1%	(13,384,847)	(63.4%)

(LOSS) INCOME BEFORE INCOME TAXES	(4,247,108)	(9.3%)	42,645,195	93.0%	(46,892,303)	(110.0%)

INCOME TAX BENEFIT (EXPENSE)	752,443	1.6%	(8,118,441)	(17.7%)	8,870,884	(109.3%)

NET (LOSS) INCOME	(3,494,665)	(7.6%)	34,526,754	75.3%	(38,021,419)	(110.1%)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	58,662	0.1%	-	0.0%	58,662	-

NET (LOSS) INCOME ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(3,553,327)	(7.8%)	34,526,754	75.3%	(38,080,081)	(110.3%)

(a) Revenue

For the six months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $45,732,587 compared to $45,853,589 for the same period of 2021, representing a decrease of $121,002 or 0.3%, which was comparable.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the six months ended June 30, 2022 and 2021:

	2022	2021
	Sales	Sales
EV parts	$4,256,553	$13,048,846
EV products	2,826,513	732,306
Off-road vehicles	20,805,882	11,092,199
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,344,439	20,395,361
Battery exchange equipment and Battery exchange service	108,664	584,877
Lithium-ion cells	14,390,536	-
Total	$45,732,587	$45,853,589

EV Parts

During the six months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $4,256,553, representing a decrease of $8,792,293 or 67.4% from $13,048,846 for the same period of 2021. The decrease was primarily due to less demand from the market during the six months ended June 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the six months ended June 30, 2022 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 9.3% of total sales.

EV Products

During the six months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $2,826,513, representing an increase of $2,094,207 or 286.0% from $732,306 for the same period of 2021. The increase was primarily due to the sales of EV K23 to car hailing platform in China market during the six months ended June 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 6.2% of the total net revenue for the six months ended June 30, 2022.

Off-Road Vehicles

During the six months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”) and others, were $20,805,882, representing an increase of $9,713,683 or 87.6% from $11,092,199, for the same period of 2021. The increase was because a new brand of off-road vehicle was introduced to the US market with aggressive price in order to promote its sales during the current period, as well as our new model of crossover golf carts which were sold in US market in the first half of this year.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 45.5% of the total net revenue for the six months ended June 30, 2022.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the six months ended June 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $3,344,439, representing a decrease of $17,050,922 or 83.6% from $20,395,361, for the same period of 2021. During the prior period in 2021, we sold electric scooters manufactured by ourselves. However, during the current period, we only manufactured motors and certain parts as one of our business partners began producing these electric scooters and scooter related products on their own.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 7.3% of the total net revenue for the six months ended June 30, 2022.

Lithium-ion cells

During the six months ended June 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $14,390,536, there was no such sales for the same period of 2021 since the related entity Jiangxi Huiyi was acquired by the Company in October 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ Lithium-ion cells business line accounted for approximately 31.5% of the total net revenue for the six months ended June 30, 2022.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Six Months Ended June 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
Overseas	$21,182,850	$14,048,008
China	24,549,737	31,805,581
Total	$45,732,587	$45,853,589

Major products
EV parts	$4,256,553	$13,048,846
EV products	2,826,513	732,306
Off-road vehicles	20,805,882	11,092,199
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,344,439	20,395,361
Battery exchange equipment and Battery exchange service	108,664	584,877
Lithium-ion cells	14,390,536	-
Total	$45,732,587	$45,853,589

Timing of revenue recognition
Products transferred at a point in time	$45,732,587	$45,853,589
Total	$45,732,587	$45,853,589

(b) Cost of goods sold

Cost of goods sold was $40,626,557 during the six months ended June 30, 2022, representing an increase of $5,225,101, or 14.8%, compared to $35,401,456 for the same period of 2021. The increase was primarily due to the corresponding decrease in gross margin. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the six months ended June 30, 2022 and 2021 are as set forth below:

	Six Months Ended June 30,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$4,256,553	3,820,252	436,301	10.3%	$13,048,846	9,895,628	3,153,218	24.2%
EV products	2,826,513	2,657,188	169,325	6.0%	732,306	651,878	80,428	11.0%
Off-road vehicles	20,805,882	17,498,568	3,307,314	15.9%	11,092,199	8,211,150	2,881,049	26.0%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	3,344,439	2,994,450	349,989	10.5%	20,395,361	16,113,640	4,281,721	21.0%
Battery exchange equipment and Battery exchange service	108,664	133,495	(24,831)	-22.9%	584,877	529,160	55,717	9.5%
Lithium-ion cells	14,390,536	13,522,604	867,932	6.0%	-	-	-	-
Total	$45,732,587	40,626,557	5,106,030	11.2%	$45,853,589	35,401,456	10,452,133	22.8%

Gross profit for the first half of 2022 decreased 51.1% to $5,106,030, compared to $10,452,133 for the same period last year. This was primarily attributable to the product mixing with higher concentration of products with lower gross margin being sold during the current period. Our gross margin decreased to 11.2% compared to 22.8% for the same period of 2021. The decrease in our gross margin was mainly due to the higher concentration of sales from the products with lower gross margin such as lithium-ion cells which was not sold in first half of 2021, and less concentration the sales of products with higher gross margin such as Electric Scooters, Electric Self-Balancing Scooters as well as EV parts. Besides, we have brought in a new brand of off-road vehicle to the US market, and we have sold at a more aggressive price in order to promote its sales.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $2,394,429 for the first half of 2022, a decrease of $22,795,073 or 90.5% compared to $25,189,502 for the same period in 2021. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $2,366,227 for the first half of 2022, compared to $2,204,383 for the same period in 2021, representing an increase of $161,844 or 7.3%. The increase was mainly due to the increased customs clearing charges.

(f) General and administrative expenses

General and administrative expenses were $12,330,610 for the first half of 2022, compared to $9,789,695 for the same period in 2021, representing an increase of $2,540,915 or 26.0%. For the six months ended June 30, 2022, general and administrative expenses included $639,690 as expenses for common stock awards and stock options to employees and Board members, compared to $1,429,456 of common stock awards and stock options expenses for the same period in 2021. Besides stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2022 were $11,690,920, representing an increase of $3,330,681, from $8,360,239 for the same period in 2021, which was largely due to increase in depreciation expense and amortization expense compared to the same period in 2021.

(g) Gain on disposal of long-live assets

Gain on disposal of long-live assets was $0 for the first half of 2021, compared to $48,253,667 for the same period last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $2,601,078 for the first half of 2022, representing an increase of $1,098,381 or 73.1% compared to $1,502,697 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2021.

(i) Interest expenses

Interest expenses were $286,577 in the first half of 2022, representing an increase of $82,160 or 40.2% compared to $204,417 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2021.

(j) Change in fair value of contingent consideration

For the first half of 2022, the gain related to changes in the fair value of contingent consideration was $2,299,000, compared to $0 for the same period in 2021, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $707,317 for the first half of 2022, compared to $349,195 for the same period last year, representing an increase of $358,122, or 102.6%, which was largely attributable to the award for our research and development granted by Jinhua local government in the second quarter of 2022.

(l) Gain from equity sale in the Former Affiliate Company

Gain from equity sale was $0 for the first half of 2022, compared to $17,733,911 for the same period last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first half of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Former Affiliate Company

For the first half of 2022, our share of loss of the Former Affiliate Company was $0 as compared to share of loss of $2,584,401 for the same period in 2021. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(n) Other income, net

Net other income was $2,417,310 for the first half of 2022, representing a decrease of $1,908,680 or 44.1% compared to net other income of $4,325,990 for the same period of last year, which was largely due to the income from the discount of accounts payable after negotiation with supplier in the same period of last year.

(o) Income Taxes

In accordance with the relevant Chinese tax laws and regulations, the applicable corporate income tax rate of our Chinese subsidiaries is 25%. However, four of our subsidiaries, including Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan and Jiangxi Huiyi are qualified as high technology companies in China and are therefore entitled to a reduced corporate income tax rate of 15%. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port.

Each of our other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries has an applicable corporate income tax rate of 25%.

Our actual effective income tax rate for the first half of 2022 was a tax benefit of 17.72% on a reported loss before taxes of approximately $4.2 million, compared to a tax expense of 19.04% on a reported income before taxes of approximately $42.6 million for the same period of last year.

(p) Net loss

Net loss was $3,494,665 for the first half of 2022, representing a decrease of $38,021,419 compared to net income of $34,526,754 for the same period in 2021. The decrease was primarily attributable to the gain on disposal of long-lived assets with $48,253,667 that was recorded during the first half of 2021, whereas there was none of such gain during the first half of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended,
	June 30, 2022	June 30, 2021
Net cash provided by (used in) operating activities	$23,103,164	$(11,661,935)
Net cash (used in) provided by investing activities	$(23,417,837)	$16,082,801
Net cash (used in) provided by financing activities	$(2,293,129)	$250,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(2,607,802)	$4,670,866
Effect of exchange rate changes	$(6,734,387)	$997,982
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$159,333,818	$148,189,483

For the first half of 2022, cash derived from operating activities was $23,103,164, as compared to cash used in operating activities of $11,661,935 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first half of 2022 were an increase of accounts payable of $32,751,997. The major operating activity that used cash for first half of 2022 was an increase of accounts receivable of $9,108,858and an increase of inventories of $9,949,597.

For the first half of 2022, cash used in investing activities was $23,417,837, as compared to cash derived from investing activities of $16,082,801 for the same period of last year. The major investing activities that used cash for first half of 2022 were an increase of certificate of deposit of $21,617,615.

For the first half of 2022, cash used in financing activities was $2,293,129, as compared to cash derived from financing activities of $250,000 for the same period of last year. The major financing activities that provided cash for the first half of 2022 were proceeds from short-term loans of $5,070,582. The major financing activities that used cash for the first half of 2022 were repayments of short-term bank loans of $4,570,582 and purchase of treasury stock of $3,580,628.

Working Capital

We had a working capital of $264,150,892 as of June 30, 2022, which reflects a decrease of $14,294,554 from a working capital of $278,445,446 as of December 31, 2021.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 21 – Commitments and Contingencies under Notes to Unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk

We had cash, cash equivalents, restricted cash and certificate of deposit totaling $232.5 million and notes receivable of $0.7 million as of June 30, 2022. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2022, we had $1.5 million of short-term bank loans and $2.2 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Inflation Rate Risk

According to the Consumer Price Index (CPI) released by National Bureau of Statistics of China, in 2021, the average annual inflation rate in China ranged at around 0.85 percent compared to the previous year. Projections by the IMF published in April 2021 expect the average annual inflation rate to reach about 2.1 percent in the year of 2022. In June 2022, the monthly inflation rate in China ranged at 2.5 percent compared to the same month in the previous year, up from 2.1 percent in the previous month of May 2022. After reaching a monthly inflation rate of 5.4 percent in January 2020, it has decreased steadily thereafter but it appears that there is an increasing trend during 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 10 - ACCOUNTS RECEIVABLE and Note 21 - COMMITMENTS AND CONTINGENCIES under Notes to Unaudited Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 10 - ACCOUNTS RECEIVABLE and Note 21 - COMMITMENTS AND CONTINGENCIES under Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

Please refer to Item 1A of our 2021 Form 10-K/A filed with the Securities and Exchange Commission for the discussion of risk factors regarding our business and operations, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 1, 2021, the board of directors authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. The following table sets forth information regarding shares of our common stock that we repurchased in the three months ended June 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to April 30, 2022	456,000	$2.72	456,000	$14,797,060
May 1 to May 31, 2022	293,138	$2.50	293,138	$14,064,215
June 1 to June 30, 2022	-	$-	-	$14,064,215
Total	749,138	$2.63	749,138	$14,064,215

In summary, the Company had repurchased a total of 749,138 shares of common stock at an average stock price of $2.63 per share during the second quarter of 2022.

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of the No. 2 Supplementary Agreement to the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated June 20, 2022.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2022	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)