Form 10-Q
period 2022-09-30
Kandi Technologies Group, Inc.
filed 2022-11-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, the registrant had 77,658,730 shares of common stock issued and 74,239,831 shares of common stock outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months and Nine Months Ended September 30, 2022 and 2021	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) – Three Months and Nine Months Ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2022 and 2021	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021

Current assets
Cash and cash equivalents	$99,029,118	$129,223,443
Restricted cash	40,855,710	39,452,564
Certificate of deposit	70,324,477	55,041,832
Accounts receivable (net of allowance for doubtful accounts of $2,734,642 and $3,053,277 as of September 30, 2022 and December 31, 2021, respectively)	40,034,961	52,896,305
Inventories	43,673,888	33,171,973
Notes receivable	1,371,773	323,128
Other receivables	19,293,487	8,901,109
Prepayments and prepaid expense	4,006,808	17,657,326
Advances to suppliers	5,800,659	5,940,456
TOTAL CURRENT ASSETS	324,390,881	342,608,136

NON-CURRENT ASSETS
Property, plant and equipment, net	94,908,520	111,577,411
Intangible assets, net	10,785,106	13,249,079
Land use rights, net	2,843,944	3,250,336
Construction in progress	329,726	79,317
Deferred tax assets	2,171,890	2,219,297
Long-term investment	140,649	157,262
Goodwill	32,960,659	36,027,425
Other long-term assets	10,423,361	10,992,009
TOTAL NON-CURRENT ASSETS	154,563,855	177,552,136

TOTAL ASSETS	$478,954,736	$520,160,272

CURRENT LIABILITIES
Accounts payable	$33,281,208	$36,677,802
Other payables and accrued expenses	7,894,152	9,676,973
Short-term loans	5,604,312	950,000
Notes payable	17,170,279	8,198,193
Income tax payable	1,121,744	1,620,827
Other current liabilities	6,425,151	7,038,895
TOTAL CURRENT LIABILITIES	71,496,846	64,162,690

NON-CURRENT LIABILITIES
Long-term loans	2,210,589	2,210,589
Deferred taxes liability	2,462,901	2,460,141
Contingent consideration liability	3,266,000	7,812,000
Other long-term liabilities	777,211	314,525
TOTAL NON-CURRENT LIABILITIES	8,716,701	12,797,255

TOTAL LIABILITIES	80,213,547	76,959,945

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,658,730 and 77,385,130 shares issued and 75,343,594 and 76,705,381 outstanding at September 30,2022 and December 31,2021, respectively	77,659	77,385
Less: Treasury stock (2,315,136 shares with average price of $2.96 and 679,749 shares with average price of $3.52 at September 30,2022 and December 31,2021, respectively )	(6,848,731)	(2,392,203)
Additional paid-in capital	450,380,994	449,479,461
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at September 30,2022 and December 31,2021, respectively)	(7,390,410)	(4,216,102)
Accumulated other comprehensive loss	(39,637,503)	251,786
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	396,582,009	443,200,327

Non-controlling interests	2,159,180	-
TOTAL STOCKHOLDERS’ EQUITY	398,741,189	443,200,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,954,736	$520,160,272

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUES FROM UNRELATED PARTIES, NET	$33,673,201	$16,795,712	$79,405,788	$62,647,714
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	-	-	1,587

REVENUES, NET	33,673,201	16,795,712	79,405,788	62,649,301

COST OF GOODS SOLD	(27,304,038)	(14,046,041)	(67,930,595)	(49,447,497)

GROSS PROFIT	6,369,163	2,749,671	11,475,193	13,201,804

OPERATING INCOME (EXPENSE):
Research and development	(1,433,649)	(6,747,934)	(3,828,078)	(31,937,436)
Selling and marketing	(1,440,995)	(1,290,544)	(3,807,222)	(3,494,927)
General and administrative	(5,686,233)	(3,733,230)	(18,016,843)	(13,522,925)
Gain on disposal of long-lived assets	-	2,238	-	48,255,905
TOTAL OPERATING EXPENSE	(8,560,877)	(11,769,470)	(25,652,143)	(699,383)

(LOSS) INCOME FROM OPERATIONS	(2,191,714)	(9,019,799)	(14,176,950)	12,502,421

OTHER INCOME (EXPENSE):
Interest income	2,138,130	1,247,544	4,739,208	2,750,241
Interest expense	(177,417)	(63,368)	(463,994)	(267,785)
Change in fair value of contingent consideration	434,995	-	2,733,995	-
Government grants	829,539	220,967	1,536,856	570,162
Gain from sale of equity in the Former Affiliate Company	-	822	-	17,734,733
Share of loss after tax of the Former Affiliate Company	-	(119)	-	(2,584,520)
Other income, net	536,726	442,102	2,954,036	4,768,092
TOTAL OTHER INCOME , NET	3,761,973	1,847,948	11,500,101	22,970,923

INCOME (LOSS) BEFORE INCOME TAXES	1,570,259	(7,171,851)	(2,676,849)	35,473,344

INCOME TAX (EXPENSE) BENEFIT	(497,211)	(696,968)	255,232	(8,815,409)

NET INCOME (LOSS)	1,073,048	(7,868,819)	(2,421,617)	26,657,935

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	694,029	-	752,691	-

NET INCOME (LOSS) ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	379,019	(7,868,819)	(3,174,308)	26,657,935

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(20,932,870)	(116,054)	(39,889,289)	3,582,748

COMPREHENSIVE (LOSS) INCOME	$(19,859,822)	$(7,984,873)	$(42,310,906)	$30,240,683

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	75,741,399	76,394,573	75,962,899	75,766,749
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	75,885,630	76,394,573	76,061,190	75,766,749

NET INCOME (LOSS) PER SHARE, BASIC	$0.01	$(0.10)	$(0.03)	$0.35
NET INCOME (LOSS) PER SHARE, DILUTED	$0.01	$(0.10)	$(0.03)	$0.35

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling interests	Total
Balance, December 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$-	$403,766,664
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Net loss	-	-	-	-	(6,402,720)	-	-	(6,402,720)
Foreign currency translation	-	-	-	-	-	(1,176,013)	-	(1,176,013)
Reversal of reduction in the Former Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	2,771,652	-	-	-	2,771,652
Balance, March 31, 2021	75,387,555	$75,387	$-	$442,343,280	$(33,482,620)	$(9,954,164)	$-	$398,981,883
Stock issuance and award	238,600	239	-	1,374,098	-	-	-	1,374,337
Net income	-	-	-	-	40,929,474	-	-	40,929,474
Foreign currency translation	-	-	-	-	-	4,874,815	-	4,874,815

Balance, June 30, 2021	75,626,155	$75,626	$-	$443,717,378	$7,446,854	$(5,079,349)	$-	$446,160,509
Stock issuance and award	1,526,817	1,527	-	4,874,224	-	-	-	4,875,751
Net loss	-	-	-	-	(7,868,819)	-	-	(7,868,819)
Foreign currency translation	-	-	-	-	-	(116,054)	-	(116,054)

Balance, September 30, 2021	77,152,972	$77,153	$-	$448,591,602	$(421,965)	$(5,195,403)	$-	$443,051,387

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	25,000	25	-	92,925	-	-	-	92,950
Stock buyback	-	-	(1,570,324)	(13,236)	-	-	-	(1,583,560)
Capital contribution from shareholder	-	-	-	-	-	-	1,198,398	1,198,398
Net loss	-	-	-	-	(1,616,056)	-	(2,957)	(1,619,013)
Foreign currency translation	-	-	-	-	-	1,009,811	-	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913
Stock issuance and award	238,600	239	-	584,331	-	-	-	584,570
Stock buyback	-	-	(1,974,490)	(22,578)	-	-	-	(1,997,068)
Net income (loss)	-	-	-	-	(1,937,271)	-	61,619	(1,875,652)
Foreign currency translation	-	-	-	-	-	(19,966,230)	(63,460)	(20,029,690)

Balance, June 30, 2022	77,648,730	$77,649	$(5,937,017)	$450,120,903	$(7,769,429)	$(18,704,633)	1,193,600	$418,981,073
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Stock based compensation				250,673				250,673
Stock buyback	-	-	(911,714)	(12,872)	-	-	-	(924,586)
Capital contribution from shareholder	-	-	-	-	-	-	337,557	337,557
Net income (loss)	-	-	-	-	379,019	-	694,029	1,073,048
Foreign currency translation	-	-	-	-	-	(20,932,870)	(66,006)	(20,998,876)

Balance, September 30, 2022	77,658,730	$77,659	$(6,848,731)	$450,380,994	$(7,390,410)	$(39,637,503)	2,159,180	$398,741,189

See accompanying notes to unaudited condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,421,617)	$26,657,935
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,512,970	6,893,192
Provision (reversal) of allowance for doubtful accounts	4,220	-
Deferred taxes	(116,206)	(11,970)
Share of loss after tax of the Former Affiliate Company	-	2,584,520
Gain from equity sale in the Former Affiliate Company	-	(17,734,733)
Gain on disposal of long-lived assets	-	(48,255,905)
Change in fair value of contingent consideration	(2,733,995)	-
Stock award and stock based compensation expense	913,288	1,452,381

Changes in operating assets and liabilities:

Accounts receivable	(20,932,970)	4,289,150
Notes receivable	1,927,621	-
Inventories	(13,183,546)	(7,443,414)
Other receivables and other assets	(10,264,805)	(17,537,034)
Advances to supplier and prepayments and prepaid expenses	12,405,615	18,776,708

Increase (Decrease) In:
Accounts payable	46,796,615	(4,116,153)
Other payables and accrued liabilities	4,951,022	7,052,572
Notes payable	(13,574,849)	(93,278)
Income tax payable	(60,313)	8,053,977
Net cash provided by (used in) operating activities	$13,223,050	$(19,432,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,674,445)	(10,948,968)
Acquisition of Jiangxi Huiyi	-	(3,864,346)
Payment for construction in progress	(278,777)	(4,048,889)
Proceeds from disposal of long-lived assets	-	23,235,758
(Loan to) Repayment from third party	(4,545,386)	31,687,637
Certificate of deposit	(22,726,928)	(54,100,844)
Proceeds from sales of equity in the Former Affiliate Company	-	47,608,743
Long-term Investment	-	(108,202)
Advance receipts of equity transfer	-	600,463
Net cash (used in) provided by investing activities	$(29,225,536)	$30,061,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	20,642,224	2,630,000
Repayments of short-term loans	(15,987,912)	-
Contribution from non-controlling shareholder	772,716	-
Purchase of treasury stock	(4,505,213)	-
Net cash provided by financing activities	$921,815	$2,630,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(15,080,671)	$13,259,300
Effect of exchange rate changes	$(13,710,508)	$990,440
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$139,884,828	$156,770,375
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	99,029,118	132,866,957
-RESTRICTED CASH AT END OF PERIOD	40,855,710	23,903,418

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$274,037	688,160
Interest paid	$225,479	17,536

SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Former Affiliate Company due to change in its equity (net of tax effect of $491,400)	-	2,813,968
Contribution from non-controlling shareholder by inventories, fix assets and intangible assets	393,986	-
Common stock issued for settlement of payables related to acquisitions (see Note 19)	-	4,853,451

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Kandi Technologies Group, Inc. (“Kandi Technologies”) was incorporated under the laws of the State of Delaware on March 31, 2004. As used herein, the terms “Company” or “Kandi” refer to Kandi Technologies and its operating subsidiaries, as described below.

Headquartered in Jinhua City, Zhejiang Province, People’s Republic of China (“China” or “PRC”), the Company is one of China’s leading producers and manufacturers of electric vehicle (“EV”) products, electric off-road vehicles, and associated parts for sale in the Chinese and the global markets. The Company conducts its primary business operations through its wholly-owned subsidiaries, Zhejiang Kandi Vehicles Co., Ltd. (“Kandi Vehicles”), Kandi Vehicles’ wholly and partially-owned subsidiaries, and SC Autosports, LLC (“SC Autosports”, d/b/a Kandi America) and its wholly-owned subsidiary, Kandi America Investment, LLC (“Kandi Investment”). In March 2021, Zhejiang Kandi Vehicles Co., Ltd. changed its name to Zhejiang Kandi Technologies Group Co., Ltd. (“Zhejiang Kandi Technologies”).

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

NOTE 2 - LIQUIDITY

The Company had working capital of $252,894,035 as of September 30, 2022, a decrease of $25,551,411 from working capital of $278,445,446 as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were $99,029,118 and $129,223,443, respectively, the Company’s restricted cash was $40,855,710 and $39,452,564, respectively. As of September 30, 2022 and December 31, 2021, the Company had multiple certificates of deposit with a total amount of $70,324,477 and $55,041,832, respectively. These certificates of deposit have an annual interest rate from 3.15% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries have $7.8 million short-term and long-term bank loans outstanding as of September 30, 2022.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2022 and 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Three Months
	Ended
	September 30,	September 30,	December 31,
Major Customers	2022	2022	2021
Customer A	39%	13%	-

	Sales	Trade Receivable
	Three Months
	Ended
	September 30，	September 30，
Major Customers	2021	2021
Customer B	14%	11%
Customer C	19%	9%

For the nine-month period ended September 30, 2022 and 2021, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Nine Months
	Ended
	September 30,	September 30,	December 31,
Major Customers	2022	2022	2021
Customer A	19%	13%	-

	Sales	Trade Receivable
	Nine Months
	Ended
	September 30,	September 30,
Major Customers	2021	2021
Customer B	17%	11%
Customer D	11%	-

(b) Suppliers

For the three-month period ended September 30, 2022 and 2021, the Company’s material supplier, the purchase made by which accounted for more than 10% of the Company’s total purchases, was as follows:

	Purchases	Accounts Payable
	Three Months
	Ended
	September 30,	September 30,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	29%	28%	11%

	Purchases	Accounts Payable
	Three Months
	Ended
	September 30,	September 30,
Major Suppliers	2021	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	36%	15%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

For the nine-month period ended September 30, 2022 and 2021, the Company’s material supplier, the purchase made by which accounted for more than 10% of the Company’s total purchases, was as follows:

	Purchases	Accounts Payable
	Nine Months
	Ended
	September 30,	September 30,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	16%	28%	11%

	Purchases	Accounts Payable
	Nine Months
	Ended
	September 30,	September 30,
Major Suppliers	2021	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	51%	15%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

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

Due to the average market price of the common stock during the period being below the exercise price of certain options and warrants, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month and nine-month period ended September 30, 2022.

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of 5,000,000 stock options, at an exercise price of $2.07 per share. There were dilutive effects of 144,231 shares and 98,291 shares for the three-month and nine-month period ended September 30, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2022	2021
Accounts receivable	$42,769,603	$55,949,582
Less: allowance for doubtful accounts	(2,734,642)	(3,053,277)
Accounts receivable, net	$40,034,961	$52,896,305

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2020	$110,269
Provision	1,147,679
Addition of allowance resulted from acquisition of Jiangxi Huiyi	1,763,231
Exchange rate difference	32,098
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	4,220
Exchange rate difference	(322,855)
BALANCE AT September 30, 2022	$2,734,642

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2022	2021
Raw material	$9,884,309	$9,291,441
Work-in-progress	6,533,631	9,116,194
Finished goods *	27,255,948	14,764,338
Inventories	$43,673,888	$33,171,973

*	As of September 30, 2022, approximately $11.7 million of inventory of off-road vehicles and EVs held by SC Autosports were pledged as collateral for the $1,450,000 short-term loan.

NOTE 12 - OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	December 31,
	2022	2021
Fund in the Company’s broker account①	6,082,125	1,587,340
Interest receivable	4,317,183	3,565,657
Loan to third party ②	$4,219,469	$-
Others	4,674,710	3,748,112
Total other receivables	$19,293,487	$8,901,109

①	As of September 30, 2022 and December 31, 2021, the Company’s other receivable includes $6,082,125 and $1,587,340 of fund deposited in the Company’s broker account for repurchasing of the Company’s common stock.

②	As of September 30, 2022, the Company’s other receivable includes $4,219,469 short-term loan lent to a third party with a 6% annual interest rate in order to maximize the use of idled cash.

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021
At cost:
Buildings	$48,004,289	$52,481,460
Machinery and equipment	74,399,574	81,994,596
Office equipment	1,480,986	1,497,461
Motor vehicles and other transport equipment	983,233	1,068,616
Molds and others	10,655,051	11,852,568
	135,523,133	148,894,701
Less : Accumulated depreciation	(40,614,613)	(37,317,290)
Property, plant and equipment, net	$94,908,520	$111,577,411

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the project completion acceptance of Hainan factory is being processed. Before the completion acceptance is finished, the Hainan factory is manufacturing the above products in the form of trial production.

Depreciation expenses for the three months ended September 30, 2022 and 2021 were $2,510,531 and $2,221,175, respectively. Depreciation expenses for the nine months ended September 30, 2022 and 2021 were $7,796,048 and $5,987,730, respectively.

NOTE 14 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

		September 30,	December 31,
	Remaining useful life	2022	2021
Gross carrying amount:
Patent	2.75-4.42 years	$4,791,086	5,000,944
Technology	6.08-9.08 years	9,704,778	10,851,104
		14,495,864	15,852,048
Less : Accumulated amortization
Patent		$(2,511,726)	(2,359,212)
Technology		(1,199,032)	(243,757)
		(3,710,758)	(2,602,969)
Intangible assets, net		$10,785,106	$13,249,079

The aggregate amortization expenses for those intangible assets were $482,010 and $165,467 for the three months ended September 30, 2022 and 2021, respectively. The aggregate amortization expenses for those intangible assets were $1,489,579 and $165,467 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Three months ended December 31, 2022	$874,429
Years ended December 31,
2023	2,061,687
2024	2,061,687
2025	1,939,157
2026	1,721,303
Thereafter	2,126,843
Total	$10,785,106

NOTE 15 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2022	2021
Cost of land use rights	$3,695,308	$4,131,797
Less: Accumulated amortization	(851,364)	(881,461)
Land use rights, net	$2,843,944	$3,250,336

The amortization expenses for the three months ended September 30, 2022 and 2021, were $21,764 and $23,093, respectively. The amortization expenses for the nine months ended September 30, 2022 and 2021, were $67,889 and $69,265, respectively. Amortization expenses for the next five years and thereafter are as follows:

Three months ended December 31, 2022	$21,764
Years ended December 31,
2023	87,056
2024	87,056
2025	87,056
2026	87,056
Thereafter	2,473,956
Total	$2,843,944

NOTE 16 - OTHER LONG TERM ASSETS

Other long term assets as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021
Prepayments for land use right (i)	$3,820,784	4,341,496
Right - of - use asset (ii)	6,277,051	6,308,374
Others	325,526	342,139
Total other long-term asset	$10,423,361	$10,992,009

(i)	As of September 30, 2022 and December 31, 2021, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,820,784 and $4,341,496, respectively. As of September 30, 2022, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended September 30, 2022 and 2021 were $21,436 and $22,741, respectively. The amortization expense for the nine months ended September 30, 2022 and 2021 were $66,865 and $68,216, respectively.

(ii)	As of September 30, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,555,997 and $6,308,374, respectively, as well as the amount of $721,054 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended September 30, 2022 and 2021 were $29,682 and $17,499, respectively. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the nine months ended September 30, 2022 and 2021were $92,590 and $52,493, respectively.

NOTE 17 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi have successfully re-applied for such certificates when their prior certificates expired. Kandi Hainan has been qualified as a HNTE since 2020. Therefore, it will apply for its first renewal when eligible Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2022, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 were a tax benefit of 9.53% on a reported loss before taxes of approximately $2.7 million, a tax expense of 24.85% on a reported income before taxes of approximately $35.5 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the nine months ended September 30, 2022 and 2021 was tax benefit of $255,232 and tax expense of $8,815,409, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2022, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2022, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

(b) Tax Holiday Effect

For the nine months ended September 30, 2022 and 2021, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2022 and 2021.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2022 and 2021 are as follows:

	September 30,
	2022	2021
Tax benefit (holiday) credit	$1,129,332	$5,745,354
Basic net income per share effect	$0.01	$0.08

NOTE 18 - LEASES

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

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. The Company has prepaid the first year of lease and deposit amount of $253,337.

As of September 30, 2022, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $6,277,051 and lease liability was $653,355 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended September 30, 2022 and 2021, the Company’s operating lease expense were $87,146 and $17,499, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s operating lease expense were $271,839 and $100,493, respectively.

Supplemental information related to operating leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
Cash payments for operating leases	$271,839	$100,493

Maturities of lease liabilities as of September 30, 2022 were as follow:

Maturity of Lease Liabilities:	Lease payable
Years ended December 31,	$
2023		209,922
2024		217,689
2025		225,744

NOTE 19 - CONTINGENT CONSIDERATION LIABILITY

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

On October 31, 2021, the Company completed the acquisition of 100% of the equity of Jiangxi Huiyi. The Company paid approximately RMB 50 million (approximately $7.9 million) at the closing of the transaction using cash on hand and may be required to pay future consideration of up to an additional 2,576,310 shares of common stock, or the total make good shares, upon the achievement of certain net income-based milestones in the next three years. Due to the fresh COVID-19 outbreak and extended lockdown in some areas in China, in June 2022, the Company agreed with the original shareholders of Jiangxi Huiyi (the “Transferors”) to revise the conditions of the annual profit target and extension of evaluation period for the first year. Pursuant to the supplementary agreement, the Transferors have the right to obtain 858,770 KNDI shares in each of the below-mentioned periods, provided that Jiangxi Huiyi achieves a net income of 1) RMB 8 million yuan or more during the period from July 1, 2021 to September 30, 2022 (“Period I”); 2) RMB 15 million yuan or more during the period from October 1, 2022 to September 30, 2023 (“Period II”); 3) RMB 15 million yuan or more during the period from October 1, 2023 to September 30, 2024 (“Period III”). If the net income of Jiangxi Huiyi fails to reach the respective target number in any of the three periods, the shares that the Transferors are entitled to obtain in that period will be adjusted accordingly: 1) if the difference between the net income in each Period and its Target Number is less than or equivalent to 20% of its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III), the transferee or KNDI has right to directly subtract 171,754 KNDI shares from the total make good shares, and the Transferor are entitled to obtain 687,016 KNDI shares; 2) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is more than 20% of its Target Number but less than 40% of its Target Number, the transferee or KNDI has the right to directly subtract 343,508 KNDI shares from the total make good shares, and the Transferors have the right to obtain 515,262 KNDI shares; 3) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is greater than or equal to 40% of its Target Number, the transferee of KNDI has the right to directly subtract 858,770 KNDI shares from the total make good shares, and the Transferors will not have the right to obtain any shares in such year. For the period from July 1, 2021 to September 30, 2022, Jiangxi Huiyi achieved its net profit target. Accordingly, the Transferors will receive 858,770 shares of Kandi’s restrictive common stock as part of the purchase price.

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

As of September 30, 2022 and December 31, 2021, the Company’s contingent consideration liability to former members of Jiangxi Huiyi was $3,266,000 and $7,812,000, respectively.

NOTE 20 - STOCK OPTIONS

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $2.07 per share, to the Company’s senior employees. The stock options will vest ratably over three years on October 7, 2023, October 7, 2024 and October 7, 2025, respectively, and expire on the tenth anniversary of the grant date. The Company valued the stock options at $$6,704,829 and has amortized the stock compensation expense using the graded vesting method over the service period from September 7, 2022, through October 7, 2025. The value of the stock options was estimated using the Binomial Tree Model with an expected volatility of 79.83%, an expected life of 10 years, a risk-free interest rate of 3.27% and an expected dividend yield of 0.00%. There were $250,673 in stock compensation expenses associated with stock options booked for the three months and nine months ended September 30, 2022.

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

For the three months ended September 30, 2022 and 2021, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $662,615 and $1,452,381 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The Company’s equity method investments in the Former Affiliate Company for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
	2022	2021
Investment in the Former Affiliate Company, beginning of the period,	$-	$28,892,638
Investment decreased in 2021	-	(47,702,387)
Gain from equity sale	-	17,734,733
Reversal of prior year reduction in the equity of the Former Affiliate Company	-	3,312,023
Company’s share in net loss of Former Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021	-	(2,684,110)
Non-controlling interest	-	99,590
Prior year unrealized profit realized	-	-
Subtotal	-	(2,584,520)
Exchange difference	-	347,513
Investment in Former Affiliate Company, end of the period	$-	$-

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,812,979 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of September 30, 2022 and December 31, 2021, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

Litigation

Beginning in March 2017, putative shareholder class actions were filed against Kandi Technologies Group, Inc. (“Kandi”) and certain of its current and former directors and officers in the United States District Court for the Central District of California and the United States District Court for the Southern District of New York. The complaints generally alleged violations of the federal securities laws based on Kandi’s disclosure in March 2017 that its financial statements for the years 2014, 2015 and the first three quarters of 2016 would need to be restated, and sought damages on behalf of putative classes of shareholders who purchased or acquired Kandi’s securities prior to March 13, 2017. Kandi moved to dismiss the remaining cases, all of which were pending in the New York federal court, that motion was granted in September 2019, and the time to appeal has run. In June 2020, a similar but separate putative securities class action was filed against Kandi and certain of its current and former directors and officers in California federal court. This action was transferred to the New York federal court in September 2020, Kandi moved to dismiss in March 2021, and that motion was granted in October 2021. The plaintiff in this case subsequently filed an amended complaint, Kandi moved to dismiss that complaint in January 2022, and the motion  was granted in part and denied in part in September 2022.  Discovery is ongoing as to the remaining claims and defendants.

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

NOTE 24 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and U.S. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other	$20,480,662	$7,060,320
China	13,192,539	9,735,392
Total	$33,673,201	$16,795,712

Major products
EV parts	$2,624,505	$3,166,740
EV products	1,726,681	328,772
Off-road vehicles and associated parts	21,748,245	6,848,448
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,167,208	6,275,645
Battery exchange equipment and Battery exchange service	71,184	176,107
Lithium-ion cells	6,335,378	-
Total	$33,673,201	$16,795,712

Timing of revenue recognition
Products transferred at a point in time	$33,673,201	$16,795,712
Total	$33,673,201	$16,795,712

	Nine Months Ended September 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$41,663,512	$21,108,327
China	37,742,276	41,540,974
Total	$79,405,788	$62,649,301

Major products
EV parts	$6,881,058	$16,215,586
EV products	4,553,194	1,061,078
Off-road vehicles and associated parts	42,554,127	17,940,647
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,511,647	26,671,006
Battery exchange equipment and Battery exchange service	179,848	760,984
Lithium-ion cells	20,725,914	-
Total	$79,405,788	$62,649,301

Timing of revenue recognition
Products transferred at a point in time	$79,405,788	$62,649,301
Total	$79,405,788	$62,649,301

NOTE 25 - SUBSEQUENT EVENT

During October 1, 2022 to November 3, 2022, the Company had repurchased a total of 1,103,763 shares of the common stock at an average stock price of $2.49 per share under the repurchase plan referenced under Item 2 of Part II of this report.

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

Overview

For the nine months ended September 30, 2022, our operating entities recognized total revenue of $79,405,788 as compared to $62,649,301 for the same period of 2021, an increase of $16,756,487 or 26.7%. For the nine months ended September 30, 2022, our operating entities recorded $11,475,193 of gross profit, a decrease of 13.1% from the same period of 2021. Gross margin for the nine months ended September 30, 2022 was 14.5%, compared to 21.1% for the same period of 2021. Our operating entities recorded a net loss of $2,421,617 for the nine months ended September 30, 2022, compared to a net income of $26,657,935 in the same period of 2021, which is a decrease of $29,079,552 or 109.1%.

Thanks to our business strategy adjustment, we made inroads in electric off-road vehicles, despite the resurgences of COVID-19, which has been causing frequent lockdowns in many cities and severe disruption of supply chain. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious, we have successfully developed electric crossover golf carts and put them on the market in batches, which have been favored by users. Next, we will successively launch various electric off-road vehicles, including electric crossover golf carts and electric UTVs. With the successively introduction of new products, we are confident to achieve sustained growth in the field of the pure electric off-road vehicles. As for our EV business, due to the persisting COVID-19 situation in China and the fact that the Chinese EV market has not entered a healthy and orderly development stage, currently the Company will continue to operate in small-scale, and expedite the progress when the EV market of China entered a healthy and orderly development stage.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$33,673,201	100.0%	$16,795,712	100.0%	16,877,489	100.5%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	-	0.0%	-	-

REVENUES, NET	33,673,201		16,795,712		16,877,489	100.5%

COST OF GOODS SOLD	(27,304,038)	(81.1)%	(14,046,041)	(83.6)%	(13,257,997)	94.4%

GROSS PROFIT	6,369,163	18.9%	2,749,671	16.4%	3,619,492	131.6%

OPERATING INCOME (EXPENSE):
Research and development	(1,433,649)	(4.3)%	(6,747,934)	(40.2)%	5,314,285	(78.8)%
Selling and marketing	(1,440,995)	(4.3)%	(1,290,544)	(7.7)%	(150,451)	11.7%
General and administrative	(5,686,233)	(16.9)%	(3,733,230)	(22.2)%	(1,953,003)	52.3%
Gain on disposal of long-lived assets	-	0.0%	2,238	0.0%	(2,238)	(100.0)%
TOTAL OPERATING EXPENSE	(8,560,877)	(25.4)%	(11,769,470)	(70.1)%	3,208,593	(27.3)%

LOSS FROM OPERATIONS	(2,191,714)	(6.5)%	(9,019,799)	(53.7)%	6,828,085	(75.7)%

OTHER INCOME (EXPENSE):
Interest income	2,138,130	6.3%	1,247,544	7.4%	890,586	71.4%
Interest expense	(177,417)	(0.5)%	(63,368)	(0.4)%	(114,049)	180.0%
Change in fair value of contingent consideration	434,995	1.3%	-	0.0%	434,995	-
Government grants	829,539	2.5%	220,967	1.3%	608,572	275.4%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	822	0.0%	(822)	(100.0)%
Share of loss after tax of the Former Affiliate Company	-	0.0%	(119)	(0.0)%	119	(100.0)%
Other income, net	536,726	1.6%	442,102	2.6%	94,624	21.4%
TOTAL OTHER INCOME , NET	3,761,973	11.2%	1,847,948	11.0%	1,914,025	103.6%

INCOME BEFORE INCOME TAXES	1,570,259	4.7%	(7,171,851)	(42.7)%	8,742,110	(121.9)%

INCOME TAX EXPENSE	(497,211)	(1.5)%	(696,968)	(4.1)%	199,757	(28.7)%

NET INCOME (LOSS)	1,073,048	3.2%	(7,868,819)	(46.9)%	8,941,867	(113.6)%

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	694,029	2.1%	-	0.0%	694,029	-

NET INCOME (LOSS) ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	379,019	(1.1)%	(7,868,819)	(46.9)%	8,247,838	(104.8)%

(a) Revenue

For the three months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $33,673,201, compared to $16,795,712 for the same period of 2021, representing an increase of $16,877,489 or 100.5%. The increase in revenue was mainly due to the increase in the sales volume of off-road vehicles and associated parts.

The following table summarizes our revenues by product types for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	Sales	Sales
EV parts	$2,624,505	$3,166,740
EV products	1,726,681	328,772
Off-road vehicles and associated parts	21,748,245	6,848,448
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,167,208	6,275,645
Battery exchange equipment and Battery exchange service	71,184	176,107
Lithium-ion cells	6,335,378	-
Total	$33,673,201	$16,795,712

EV Parts

During the three months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $2,624,505, representing a decrease of $542,235 or 17.1% from $3,166,740 for the same quarter of 2021. The decrease was primarily due to the reduced demand from the market during the three months ended September 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue in EV parts for the three months ended September 30, 2022 primarily generates from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 7.8% of total sales.

EV Products

During the three months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $1,726,681, representing an increase of $1,397,909 from $328,772 for the same quarter of 2021. The increase was mainly due to the sales of EV in China market during the three months ended September 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 5.1% of the total net revenue for the three months ended September 30, 2022.

Off-Road Vehicles and associated parts

During the three months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”), others and associated parts, were $21,748,245, representing an increase of $14,899,797 or 217.6% from $6,848,448, for the same quarter of 2021. The increase was mainly due to the increased sales volume of “crossover” electric golf carts.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 64.6% of our operating entities’ total net revenue for the three months ended September 30, 2022.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of electric scooters, electric self-balancing scooters and associated parts was $1,167,208, representing a decrease of $5,108,437 or 81.4% from $6,275,645 for the same period of 2021. During the prior period in 2021, we sold electric scooters manufactured by ourselves. However, during the current period, we only manufactured motors and certain parts as one of our business partners began producing these electric scooters and scooter related products on their own.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 3.5% of the total net revenue for the three months ended September 30, 2022.

Battery exchange equipment and Battery exchange service

During the three months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $71,184, representing a decrease of $104,923 or 59.6% from $176,107 for the same period of 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.2% of the total net revenue for the three months ended September 30, 2022.

Lithium-ion cells

During the three months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $6,335,378, there was no such sales for the same period of 2021 since the related entity Jiangxi Huiyi was acquired by the Company in October 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ Lithium-ion cell business line accounted for approximately 18.8% of the total net revenue for the three months ended September 30, 2022.

The following table shows the breakdown of our net revenues:

	Three Months Ended September 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$20,480,662	$7,060,320
China	13,192,539	9,735,392
Total	$33,673,201	$16,795,712

Major products
EV parts	$2,624,505	$3,166,740
EV products	1,726,681	328,772
Off-road vehicles and associated parts	21,748,245	6,848,448
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,167,208	6,275,645
Battery exchange equipment and Battery exchange service	71,184	176,107
Lithium-ion cells	6,335,378	-
Total	$33,673,201	$16,795,712

Timing of revenue recognition
Products transferred at a point in time	$33,673,201	$16,795,712
Total	$33,673,201	$16,795,712

(b) Cost of goods sold

Cost of goods sold was $27,304,038 during the three months ended September 30, 2022, representing an increase of $13,257,997, or 94.4%, compared to $14,046,041 for the same period of 2021. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our operating entities’ margins by product for the three months ended September 30, 2022 and 2021 are as set forth below:

	Three Months Ended September 30,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,624,505	2,408,952	215,553	8.2%	$3,166,740	2,770,713	396,027	12.5%
EV products	1,726,681	1,527,679	199,002	11.5%	328,772	198,897	129,875	39.5%
Off-road vehicles and associated parts	21,748,245	16,275,896	5,472,349	25.2%	6,848,448	5,293,000	1,555,448	22.7%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	1,167,208	1,178,742	(11,534)	-1.0%	6,275,645	5,630,824	644,821	10.3%
Battery exchange equipment and Battery exchange service	71,184	67,519	3,665	5.1%	176,107	152,607	23,500	13.3%
Lithium-ion cells	6,335,378	5,845,250	490,128	7.7%	-	-	-	-
Total	$33,673,201	27,304,038	6,369,163	18.9%	$16,795,712	14,046,041	2,749,671	16.4%

Gross profit for the third quarter of 2022 increased 131.6% to $6,369,163 compared to $2,749,671 for the same period last year. This was primarily attributable to the sales increase of off-road vehicles and associated parts. Our operating entities’ gross margin increased to 18.9% compared to 16.4% for the same period of 2021. The increase in our operating entities’ gross margin was mainly due to the product mix shifting to off-roads vehicles, and more proportion of revenue was generated from the off-road vehicles which offers higher gross margin.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,433,649 for the third quarter of 2022, a decrease of $5,314,285 or 78.8% compared to $6,747,934 for the same period of last year. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $1,440,995 for the third quarter of 2022, compared to $1,290,544 for the same period last year, representing an increase of $150,451 or 11.7%. The increase was mainly due to the increased customs clearing charges.

(f) General and administrative expenses

General and administrative expenses were $5,686,233 for the third quarter of 2022, compared to $3,733,230 for the same period last year, representing an increase of $1,953,003 or 52.3%. For the three months ended September 30, 2022, general and administrative expenses included $273,598 as expenses for common stock awards and stock options to employees and Board members, compared to $22,925 for the same period in 2021. Besides stock compensation expense, our operating entities’ net general and administrative expenses for the three months ended September 30, 2022 were $5,412,635, representing an increase of $1,702,330, from $3,710,305 for the same period of 2021, which was largely due to increase in salaries expense from the addition of new hires for operations, depreciation expense and amortization expense compared to the same period in 2021 due to acquisition of Jiangxi Huiyi consummated on October 31, 2021.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $0 for the third quarter of 2022, compared to $2,238 for the same period last year.

(h) Interest income

Interest income was $2,138,130 for the third quarter of 2022, representing an increase of $890,586 or 71.4% compared to $1,247,544 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2021.

(i) Interest expenses

Interest expenses were $177,417 in the third quarter of 2022, representing an increase of $114,049 or 180.0% compared to $63,368 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2021.

(j) Change in fair value of contingent consideration

For the third quarter of 2022, the gain related to changes in the fair value of contingent consideration was $434,995 compared to gain related to changes in the fair value of contingent consideration of $0 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 19 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $829,539 for the third quarter of 2022, compared to $220,967 for the same quarter last year, representing an increase of $608,572, or 275.4%, which was largely attributable to grants from Jinhua and Jiangxi local government in the third quarter of 2022.

(l) Gain from sale of equity in the Affiliate Company

Gain from equity sale was $0 for the third quarter of 2022, compared to $822 for the same quarter last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the second quarter of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Affiliate Company

For the third quarter of 2022, our share of loss of the Affiliate Company was $0 as compared to share of loss of $119 for the same period in 2021. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(n) Other income, net

Other income, net was $536,726 for the third quarter of 2022, compared to $442,102 for the same period of last year, representing an increase of $94,624, or 21.4%.

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

Our actual effective income tax rate for the third quarter of 2022 was a tax expense of 31.66% on a reported income before taxes of approximately $1.6 million, compared to a tax expense of 9.72% on a reported loss before taxes of approximately $7.2 million for the same period of last year.

(p) Net income (loss)

Net income was $1,073,048 for the third quarter of 2022, representing a decrease loss of $8,941,867 compared to net loss of $7,868,819 for the same period of last year. The decreased loss was primarily attributable to the increased sales and decreased research and development expenses compared to the same period of last year.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$79,405,788	100.0%	$62,647,714	100.0%	16,758,074	26.7%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	1,587	0.0%	(1,587)	(100.0)%

REVENUES, NET	79,405,788	100.0%	62,649,301	100.0%	16,756,487	26.7%

COST OF GOODS SOLD	(67,930,595)	(85.5)%	(49,447,497)	(78.9)%	(18,483,098)	37.4%

GROSS PROFIT	11,475,193	14.5%	13,201,804	21.1%	(1,726,611)	(13.1)%

OPERATING INCOME (EXPENSE):
Research and development	(3,828,078)	(4.8)%	(31,937,436)	(51.0)%	28,109,358	(88.0)%
Selling and marketing	(3,807,222)	(4.8)%	(3,494,927)	(5.6)%	(312,295)	8.9%
General and administrative	(18,016,843)	(22.7)%	(13,522,925)	(21.6)%	(4,493,918)	33.2%
Gain on disposal of long-lived assets	-	0.0%	48,255,905	77.0%	(48,255,905)	(100.0)%
TOTAL OPERATING EXPENSE	(25,652,143)	(32.3)%	(699,383)	(1.1)%	(24,952,760)	3567.8%

(LOSS) INCOME FROM OPERATIONS	(14,176,950)	(17.9)%	12,502,421	20.0%	(26,679,371)	(213.4)%

OTHER INCOME (EXPENSE):
Interest income	4,739,208	6.0%	2,750,241	4.4%	1,988,967	72.3%
Interest expense	(463,994)	(0.6)%	(267,785)	(0.4)%	(196,209)	73.3%
Change in fair value of contingent consideration	2,733,995	3.4%	-	0.0%	2,733,995	-
Government grants	1,536,856	1.9%	570,162	0.9%	966,694	169.5%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	17,734,733	28.3%	(17,734,733)	(100.0)%
Share of loss after tax of the Former Affiliate Company	-	0.0%	(2,584,520)	(4.1)%	2,584,520	(100.0)%
Other income, net	2,954,036	3.7%	4,768,092	7.6%	(1,814,056)	(38.0)%
TOTAL OTHER INCOME , NET	11,500,101	14.5%	22,970,923	36.7%	(11,470,822)	(49.9)%

(LOSS) INCOME BEFORE INCOME TAXES	(2,676,849)	(3.4)%	35,473,344	56.6%	(38,150,193)	(107.5)%

INCOME TAX BENEFIT (EXPENSE)	255,232	0.3%	(8,815,409)	(14.1)%	9,070,641	(102.9)%

NET (LOSS) INCOME	(2,421,617)	(3.0)%	26,657,935	42.6%	(29,079,552)	(109.1)%

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	752,691	0.9%	-	0.0%	752,691	-

NET (LOSS) INCOME ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(3,174,308)	(4.0)%	26,657,935	42.6%	(29,832,243)	(111.9)%

(a) Revenue

For the nine months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $79,405,788 compared to $62,649,301 for the same period of 2021, representing an increase of $16,756,487 or 26.7%. The increase in revenue was mainly due to the increase in the sales volume of off-road vehicles and associated parts and lithium-ion cells.

The following table summarizes our operating entities’ revenues by product types for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	Sales	Sales
EV parts	$6,881,058	$16,215,586
EV products	4,553,194	1,061,078
Off-road vehicles and associated parts	42,554,127	17,940,647
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,511,647	26,671,006
Battery exchange equipment and Battery exchange service	179,848	760,984
Lithium-ion cells	20,725,914	-
Total	$79,405,788	$62,649,301

EV Parts

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $6,881,058, representing a decrease of $9,334,528 or 57.6% from $16,215,586 for the same period of 2021. The decrease was primarily due to the reduced demand from the market during the nine months ended September 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the nine months ended September 30, 2022 consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 8.7% of total sales.

EV Products

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $4,553,194, representing an increase of $3,492,116 or 329.1% from $1,061,078 for the same period of 2021. The increase was mainly due to the sales of EV in China market during the nine months ended September 30, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 5.7% of the total net revenue for the nine months ended September 30, 2022.

Off-Road Vehicles and associated parts

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”), others and associated parts, were $42,554,127, representing an increase of $24,613,480 or 137.2% from $17,940,647, for the same period of 2021. The increase was because a new brand of off-road vehicle was introduced to the US market with aggressive price in order to promote its sales during the current period, as well as our new model of crossover golf carts which were sold in US market in the first three quarters of this year.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 53.6% of our operating entities’ total net revenue for the nine months ended September 30, 2022.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of electric scooters, electric self-balancing scooters and associated parts was $4,511,647, representing a decrease of $22,159,359 or 83.1% from $26,671,006 for the same period of 2021. During the prior period in 2021, we sold electric scooters manufactured by ourselves. However, during the current period, we only manufactured motors and certain parts as one of our business partners began producing these electric scooters and scooter related products on their own.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 5.7% of the total net revenue for the nine months ended September 30, 2022.

Battery exchange equipment and Battery exchange service

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Battery exchange equipment and Battery exchange service was $179,848, representing a decrease of $581,136 or 76.4% from $760,984 for the same period of 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ battery exchange equipment and Battery exchange service business line accounted for approximately 0.2% of the total net revenue for the nine months ended September 30, 2022.

Lithium-ion cells

During the nine months ended September 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $20,725,914, there was no such sales for the same period of 2021 since the related entity Jiangxi Huiyi was acquired by the Company in October 2021.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ Lithium-ion cells business line accounted for approximately 26.1% of the total net revenue for the nine months ended September 30, 2022.

The following table shows the breakdown of our net revenues:

	Nine Months Ended September 30,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$41,663,512	$21,108,327
China	37,742,276	41,540,974
Total	$79,405,788	$62,649,301

Major products
EV parts	$6,881,058	$16,215,586
EV products	4,553,194	1,061,078
Off-road vehicles and associated parts	42,554,127	17,940,647
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,511,647	26,671,006
Battery exchange equipment and Battery exchange service	179,848	760,984
Lithium-ion cells	20,725,914	-
Total	$79,405,788	$62,649,301

Timing of revenue recognition
Products transferred at a point in time	$79,405,788	$62,649,301
Total	$79,405,788	$62,649,301

(b) Cost of goods sold

Cost of goods sold was $67,930,595 during the nine months ended September 30, 2022, representing an increase of $18,483,098, or 37.4%, compared to $49,447,497 for the same period of 2021. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Our operating entities’ margins by product for the nine months ended September 30, 2022 and 2021 are as set forth below:

	Nine Months Ended September 30,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$6,881,058	6,229,204	651,854	9.5%	$16,215,586	12,666,341	3,549,245	21.9%
EV products	4,553,194	4,184,867	368,327	8.1%	1,061,078	850,775	210,303	19.8%
Off-road vehicles and associated parts	42,554,127	33,774,464	8,779,663	20.6%	17,940,647	13,504,150	4,436,497	24.7%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,511,647	4,173,192	338,455	7.5%	26,671,006	21,744,464	4,926,542	18.5%
Battery exchange equipment and Battery exchange service	179,848	201,014	(21,166)	-11.8%	760,984	681,767	79,217	10.4%
Lithium-ion cells	20,725,914	19,367,854	1,358,060	6.6%	-	-	-	-
Total	$79,405,788	67,930,595	11,475,193	14.5%	$62,649,301	49,447,497	13,201,804	21.1%

Gross profit for the first three quarters of 2022 decreased 13.1% to $11,475,193, compared to $13,201,804 for the same period last year. This was primarily attributable to the product mixing with higher concentration of products with lower gross margin being sold during the current period. Our operating entities’ gross margin decreased to 14.5% compared to 21.1% for the same period of 2021. The decrease in our gross margin was mainly due to the higher concentration of sales from the products with lower gross margin such as lithium-ion cells which was not sold in the same period of 2021, and less concentration the sales of products with higher gross margin such as electric scooters, electric self-balancing scooters as well as EV parts.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $3,828,078 for the first three quarters of 2022, a decrease of $28,109,358 or 88.0% compared to $31,937,436 for the same period of last year. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

(e) Sales and marketing

Selling and distribution expenses were $3,807,222 for the first three quarters of 2022, compared to $3,494,927 for the same period last year, representing an increase of $312,295 or 8.9%, which was comparable.

(f) General and administrative expenses

General and administrative expenses were $18,016,843 for the first three quarters of 2022, compared to $13,522,925 for the same period last year, representing an increase of $4,493,918 or 33.2%. For the nine months ended September 30, 2022, general and administrative expenses included $913,288 as expenses for common stock awards to employees and board members, compared to $1,452,381 for the same period in 2021. Besides stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2022 were $17,103,555, representing an increase of $5,033,011, from $12,070,544 for the same period of 2021, which was largely due to increase in salaries expense from the addition of new hires for operations, depreciation expense and amortization expense compared to the same period in 2021 due to acquisition of Jiangxi Huiyi consummated on October 31, 2021.

(g) Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $0 for the first three quarters of 2022, compared to $48,255,905 for the same period last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

(h) Interest income

Interest income was $4,739,208 for the first three quarters of 2022, representing an increase of $1,988,967 or 72.3% compared to $2,750,241 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2021.

(i) Interest expenses

Interest expenses were $463,994 in the first three quarters of 2022, representing an increase of $196,209 or 73.3% compared to $267,785 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2021.

(j) Change in fair value of contingent consideration

For the first three quarters of 2022, the gain related to changes in the fair value of contingent consideration was $2,733,995 compared to gain related to changes in the fair value of contingent consideration of $0 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 19 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(k) Government grants

Government grants were $1,536,856 for the first three quarters of 2022, compared to $570,162 for the same quarter last year, representing an increase of $966,694, or 169.5%, which was largely attributable to grants from Jinhua and Jiangxi local government in the first three quarters of 2022.

(l) Gain from sale of equity in the Affiliate Company

Gain from equity sale was $0 for the first three quarters of 2022, compared to $17,734,733 for the same period last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first half of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(m) Share of loss after tax of the Affiliate Company

For the first three quarters of 2022, our share of loss of the Affiliate Company was $0 as compared to share of loss of $2,584,520 for the same period of last year. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

(n) Other income, net

Other income, net was $2,954,036 for the first three quarters of 2022, representing a decrease of $1,814,056 or 38.0% compared to $4,768,092 for the same period of last year, which was largely due to the income from the discount of accounts payable after negotiation with supplier in the same period of last year.

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

Our actual effective income tax rate for the first three quarters of 2022 was a tax benefit of 9.53% on a reported loss before taxes of approximately $2.7 million, compared to a tax expense of 24.85% on a reported income before taxes of approximately $35.5 million for the same period of last year.

(p) Net income (loss)

Net loss was $2,421,617 for the first three quarters of 2022, representing a decrease of $29,079,552 compared to net income $26,657,935 for the same period of last year. The decrease was primarily attributable to the gain on disposal of long-lived assets with $48 million that was recorded during the first three quarters of 2021, whereas there was none of such gain during the first three quarters of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by (used in) operating activities	$13,223,050	$(19,432,052)
Net cash (used in) provided by investing activities	$(29,225,536)	$30,061,352
Net cash provided by financing activities	$921,815	$2,630,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(15,080,671)	$13,259,300
Effect of exchange rate changes	$(13,710,508)	$990,440
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$139,884,828	$156,770,375

For the first three quarters of 2022, cash derived from operating activities was $13,223,050, as compared to cash used in operating activities of $19,432,052 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first three quarters of 2022 were an increase of accounts payable of $46,861,766. The major operating activity that used cash for the first three quarters of 2022 was a decrease of accounts receivable of $20,932,970.

For the first three quarters of 2022, cash used in investing activities was $29,225,536, as compared to cash derived from investing activities of $30,061,352 for the same period of last year. The major investing activities that used cash the first three quarters of 2022 were an increase of certificate of deposit of $22,726,928.

For the first three quarters of 2022, cash derived from financing activities was $921,815, as compared to cash derived from financing activities of $2,630,000 for the same period of last year. The major financing activities that provided cash for the first three quarters of 2022 were proceeds from short-term bank loans of $20,642,224. The major financing activities that used cash for the first three quarters of 2022 were repayments of short-term bank loans of $15,987,912.

Working Capital

We had a working capital of $252,894,035 as of September 30, 2022, which reflects a decrease of $25,551,411 from a working capital of $278,445,446 as of December 31, 2021.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 23 – Commitments and Contingencies under Notes to Unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk

We had cash, cash equivalents, restricted cash and certificate of deposit totaling $210.2 million and notes receivable of $1.4 million as of September 30, 2022. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2022, we had $5.6 million of short-term bank loans and $2.2 million of long-term loans outstanding, which are fixed rate instruments. Our exposure to interest rate risk primarily relates to the interest income generated from cash held in bank deposits and notes receivable, and interest expenses generated from short-term bank loans. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in Note 10 - ACCOUNTS RECEIVABLE and Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Unaudited Condensed Consolidated Financial Statements, our management is currently not aware of any legal matters or pending litigation that would have a significant effect on the Company’s results of operation of financial statements. Furthermore, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. For the detailed discussion of our legal proceedings, please refer to Note 10 - ACCOUNTS RECEIVABLE and Note 23 - COMMITMENTS AND CONTINGENCIES under Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

The following risk shall be read together with the risk factors disclosed under Item 1A of our 2021 Form 10-K/A filed with the Securities and Exchange Commission for the discussion of risk factors regarding our business and operations, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The enactment of Inflation Reduction Act of 2022 may influence the value of our securities.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. We currently do not anticipate this provision of the IR Act to have any material impact on our financial position, results of operations or cash flows. The real impact of this provision will be dependent on the extent of share repurchases made in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 1, 2021, the board of directors authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. The following table sets forth information regarding shares of our common stock that we repurchased in the three months ended September 30, 2022.

				(d)
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2022	-	$-	-	$14,064,215
August 1 to August 31, 2022	-	$-	-	$14,064,215
September 1 to September 30, 2022	427,213	$2.13	427,213	$13,154,252
Total	427,213	$2.13	427,213	$13,154,252

In summary, the Company had repurchased a total of 427,213 shares of common stock at an average stock price of $2.13 per share during the third quarter of 2022.

Item 6. Exhibits

Exhibit Number	Description
10.1	Agreement and Plan of Merger and Reorganization by and among Kandi Technologies Group, Inc., a Delaware Corporation, Kandi Technologies Group, Inc., a British Virgin Islands Company, and Kandi Technologies Merger Corp., a Delaware Corporation, dated August 31, 2022.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2022	By:	/s/ Hu Xiaoming
Hu Xiaoming
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)