Form 10-K
period 2022-12-31
Kandi Technologies Group, Inc.
filed 2023-03-16
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s second fiscal quarter, was approximately $146,736,758.

The number of shares of common stock issued and outstanding as of March 10, 2023 was 77,678,730 and 74,190,171, respectively.

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

ii

PART I

Except as otherwise indicated in this Annual Report, references to

●	“China”, or “PRC” refers to the People’s Republic of China.

●	“China Battery Exchange” refers to China Battery Exchange (Zhejiang) Technology Co., Ltd.

●	“Continental” refers to Continental Development Limited

●	“Fengsheng” refers to Fengsheng Automotive Technology Group Co., Ltd., formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd.

●	“Hengrun” refers to Hunan Hengrun Automobile Co., Ltd.

●	“Hainan Kandi Holding” refers to Hainan Kandi Holding New Energy Technology Co., Ltd.

●	“Jiangxi Huiyi” refers to Jiangxi Province Huiyi New Energy Co., Ltd.

●	“Kandi Hainan” refers to Kandi Electric Vehicles (Hainan) Co., Ltd.

●	“Kandi Investment” refers to Kandi America Investment, LLC.

●	“Kandi New Energy” refers to Jinhua Kandi New Energy Vehicles Co., Ltd.

●	“Kandi Technologies” refers to Kandi Technologies Group, Inc.

●	“Kandi Smart Battery Swap” refers to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd., formerly known as Jinhua An Kao Power Technology Co., Ltd., or “Jinhua An Kao”.

●	“PRC operating entities” refers to Kandi Technologies’ subsidiaries and pre-existed VIE in PRC, including Zhejiang Kandi Technologies, China Battery Exchange, Kandi New Energy (pre-existed VIE, became a wholly-owned subsidiary since March 2022), Kandi Smart Battery Swap, Yongkang Scrou, Kandi Hainan, Jiangxi Huiyi, and Hainan Kandi Holdings New Energy Technology, Co., Ltd.

●	“RMB” and “Renminbi” both refer to the legal currency of China.

●	“Ruiheng” refers to Zhejiang Ruiheng Technology Co., Ltd.

●	“SC Autosports” refers to SC AutoSports, LLC., formerly known as Sportsman Country, LLC

●	“US$”, “U.S. dollars”, “$”, and dollars” all refer to the legal currency of the United States.

●	“We,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc. .

●	“Yongkang Scrou” refers to Yongkang Scrou Electric Co., Ltd.

●	“Zhejiang Kandi Technologies” refers to Zhejiang Kandi Technologies Group, Co. Ltd., formerly known as Zhejiang Kandi Vehicles Co., Ltd., or “Kandi Vehicles”.

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

Item 1. Business Introduction

Our Core Business

Kandi Technologies Group, Inc. (“Kandi Technologies”) is a Delaware holding company, with its common stock being traded on the NASDAQ Global Select Market. As a holding company with no material operations of its own, a substantial majority of the operations are conducted through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies Group, Co. Ltd. (“Zhejiang Kandi Technologies”) and its subsidiaries and U.S. wholly-owned subsidiaries SC Autosports, LLC (“SC Autosports”) and its subsidiary.

Originally, the Company’s primary business operations consist of designing, developing, manufacturing and commercializing electric vehicle (“EV”) products and EV parts. However, in recent years, some EV enterprises in China are seizing market share at the cost of huge losses. The Company gradually realized that the EV market of China has not reached a healthy and orderly development stage. Therefore, with our financial condition, it is unwise to participate in this “loss competition” at this stage. The Company always firmly believes that only with the maturity of changing-battery-model can EVs be truly popularized. Since the Company has advanced EV intelligent battery swap equipment, large manufacturing capacity of EV with intelligent battery swap mode and dozens of patented technologies in battery swap, the Company’s development strategy in the field of online car hailing with battery swap mode has been adjusted to continue to explore and improve in the way of small batch trial operation, and will join back in such business when the EV market of China enters a healthy and orderly development stage. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious, the market demand is skyrocketing. In 2022, our PRC entities, including Zhejiang Kandi Technologies, Kandi Hainan and Hainan Kandi Holding have applied EV technology to off-road vehicle products and launched a variety of pure electric utility vehicles (“UTV”), Neighborhood EVs (“NEVs”), Golf carts and off-road crossover vehicles. We will fully enter the off-road vehicle market utilizing the high-end technology that accumulated by Kandi in the field of EVs over the past years, and strive to achieve a leading position in this field in China within three years.

The Company does not believe that our major business is within the targeted areas of concern by the Chinese government. However, Kandi Technologies is a holding company in Delaware and our majority of business is conducted through the operations by Company’s subsidiaries and pre-existed VIE in the PRC. Therefore, there is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Additionally, we are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are uncertain, and therefore, these risks may result in a material change in the Company’s operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Due to the fact that PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, direct recognition and enforcement in PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult, time-consuming, costly or even impossible, the investors may even need to sue again in one of the courts under PRC jurisdiction. Therefore, our investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management. Changes in currency conversion policies in China and fluctuation in exchange rates may also have a material adverse effect on our business and the value of our securities. During the previous few decades, the economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For a more detailed description of the risks regarding our business structure, please see “Risks Related to Doing Business in China” in pages 22-29. It is still unclear about the scope and the impact of these new regulations, however, these risks could result in a material change in the value of our securities or cause the value of our securities to significantly decline or be worthless.

Our Organizational Structure

The Company’s organizational chart as of the date of this report is as follows:

Kandi Technologies Group, Inc.
(KNDI) (Delaware)
("Kandi Technologies")
100%
Continental Development Limited
("Continental")
100%
Kandi Technologies Group, Inc.
(Kandi BVI)
100%
SC Autosports, LLC
("SC Autosports" "d/b/a Kandi America")
100%
Zhejiang Kandi Technologies Group Co., LTD
("Zhejiang Kandi Technologies")
(formerly known as Zhejiang Kandi Vehicles Co., LTD.)
100%
Kandi Technologies Mergerco Inc.
(Merger Sub)
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
Kandi Electric Vehicles (Hainan) Co., Ltd.
("Kandi Hainan")
Yongkang Scrou Electric Co., Ltd
("Yongkang Scrou")
Jangxi Province Huiyi New Energy Co., Ltd.
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

Industry Overview

Over the years, governments and the automobile manufacturers have reached a consensus on the importance of diversifying the automobile industry and utilizing various energy resources. China is one of the world’s largest automobile markets. China has relatively scarce fuel reserves but rich natural resources of electric power. As a result, the Chinese government has been implementing industrial policies of supporting new energy vehicles. The diversified market with the coexistence of traditional fuel vehicles, plug-in hybrid vehicles and pure electric vehicles has been initially formed. The Company believes China is a huge prospective market for pure electric vehicles. The Company also believes that in the global automobile industry, there is great development space for the Chinese electric vehicles and their core parts industry in the future. In addition, with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, management believes this industry still has huge development space.

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

In recent years, some EV enterprises in China are taking market shares at the expense of huge losses, which has caused big hurdles to the completion of “300,000 government-accredited ride-sharing vehicles within 5 years” (the “Online Ride-Sharing Project”) initiated by the Company, However, the Company always firmly believes that only with the maturity of changing-battery-model can EVs be truly popularized. Since the Company has advanced EV intelligent battery swap equipment, large manufacturing capacity of EV with intelligent battery swap mode and dozens of patented technologies in battery swap, the Company’s development strategy in the field of online car hailing with battery swap mode has been adjusted to continue to explore and improve in the way of small batch trial operation, and will join back in such business model when the EV market of China enters a healthy and orderly development stage.

SC Autosports is a wholly-owned subsidiary of Kandi Technology based in Dallas specialized in the sales in the United States. It has a seasoned management team with personnel over ten years of business experience, which has laid a good foundation for the sales of the Company’s products in the US market.

Our Products

General

For the years ended December 31, 2022 and 2021, our products primarily consist of EV parts, EV products, and off-road vehicles including All-Terrain Vehicles (“ATVs”), UTVs, go-karts, and electric scooters, electric self-balancing Scooters and associated parts. Based on our market research on consumer demand trends, the Company has adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$65,871,112	$32,669,996
China	51,941,937	58,816,388
Total	$117,813,049	$91,486,384

Major products
EV parts	$8,964,094	$25,348,003
EV products	7,926,233	1,478,566
Off-road vehicles and associated parts	70,622,278	29,336,693
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,616,683	30,018,290
Battery exchange equipment and Battery exchange service	1,691,486	785,183
Lithium-ion cells	23,992,275	4,519,649
Total	$117,813,049	$91,486,384

Timing of revenue recognition
Products transferred at a point in time	$117,813,049	$91,486,384
Total	$117,813,049	$91,486,384

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

The Company jointly manufactures the K23 model with Hunan Hengrun Automobile Co., Ltd. (“Hengrun”), whose manufacture license was granted in June 2022. This product is sold in the China market through our sales department by signing sales contracts directly with customers.

During 2020, SC Autosports received the required clearance from the United States Environmental Protection Agency (EPA) for its two electric vehicle (EV) models – the K23 and K27 – via Certificates of Conformity. However, until now, the airbags of the products have not met the technical requirements of the United States. The Company decided to give up the launch of these two models in the U.S. market after careful consideration due to the fact that the exterior design of them are outdated and uncompetitive since both models are developed in 2015, in addition to the great uncertainties in fulfilling the requirements of United States Department of Transportation, which triggers great investment. Currently, the low-speed versions (NEV) of K23 and K27, which are specifically designed for the U.S. market have met the relevant requirements in the United States, and now have gradually begun to be delivered to customers. Since the beginning of 2021, SC Autosports has been signing up and delivering NEV to Kandi’s dealers. The potential buyers can reserve a NEV K23 or K27 by paying a fully unconditionally refundable $100 deposit on our website. Once SC Autosports receives the reservation fee and request, it will pass the reservation to dealers, who will then contact the potential buyers to complete the purchase process, the completion of which is subject to which payment method the buyers may utilize and the approval of a bank if a loan is needed. Regarding the latest model off-road UTV K32, similar to NEV K23 and K27, SC Autosports is taking reservations made through its website. Please be advised that SC Autosports is using online reservations as a lead generator for our dealerships. The final sales will be completed by our dealers. The prototypes shown on our website will be the final models for delivery. Currently SC Autosports sells through the authorized dealers covering more than thirty states, from western coast to eastern coast in the U.S. for its NEV and off-road vehicles. SC Autosports also sells parts and youth vehicles on its website www.partsBoss.com.

In addition, SC Autosports has established a partnership with Lowe’s Supermarket at the end of 2022, and consumers can also purchase our products directly at Lowe’s Supermarket.

Customers

For the year ended December 31, 2022 and 2021, the major customers of our operating subsidiaries, in the aggregate, accounted for 26% and 29% of our sales. Our operating subsidiaries are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on pure electric off-road vehicle business.

For the year ended December 31, 2022 and 2021, the Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales	Trade Receivable
	Year Ended
	December 31,	December 31,	December 31,
Major Customers	2022	2022	2021
Customer A	26%	1%	-

	Sales	Trade Receivable
	Year Ended
	December 31,	December 31,	December 31,
Major Customers	2021	2021	2020
Customer B	15%	13%	13%
Customer C	14%	2%	7%

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

For the year ended December 31, 2022 and 2021, our operating subsidiaries’ material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases	Accounts Payable
	Year Ended
	December 31,	December 31,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.	22%	32%	11%

	Purchases	Accounts Payable
	Year Ended
	December 31,	December 31,	December 31,
Major Suppliers	2021	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	50%	11%	9%

Intellectual Property and Licenses

The Company’s success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2022, Zhejiang Kandi Technologies had a total of 86 valid patents and 2 software copyrights, including 1 invention patent, 48 utility model patents and 37 appearance design patents. As of December 31, 2022, Kandi Smart Battery Swap had a total of 94 valid patents and 4 software copyrights, including 77 utility model patents, 12 appearance design patents and 5 invention patents. As of December 31, 2022, Kandi New Energy had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. As of December 31, 2022, Yongkang Scrou had a total of 25 valid patents, including 11 utility model patents and 14 appearance design patents. As of December 31, 2022, Kandi Hainan had a total of 33 valid patents, including 32 utility model patents and 1 invention patent. As of December 31, 2022, China Battery Exchange and its subsidiaries had a total of 1 valid utility model patents and 10 software copyrights. As of December 31, 2022, Jiangxi Huiyi had a total of 51 valid patents, including 9 invention patents, 31 utility model patents and 11 appearance design patents. As of December 31, 2022, Hainan Kandi Holding had a total of 4 valid patents, including 3 utility model patents and 1 appearance design patents. Under Chinese patent law, the utility model patents and appearance design patents shall be valid until 10 years after the date of application. The invention patents shall be valid until 20 years after the date of application. Among the Company’s valid utility model patents, the earliest expiration date is March 2023 and the latest is November 2032. Among the Company’s valid appearance design patents, the earliest expiration date is July 2023 and the latest is August 2032. Among the Company’s valid invention patents, the earliest expiration date is November 2035 and the latest is April 2041. In addition, The Company is authorized to use the trademark “Kandi”. The Company intends to continue to file additional patent applications with respect to our technology.

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

Employees

As of December 31, 2022, excluding contractors and employees with the Affiliate Company, Kandi had a total of 971 full-time employees, as compared to 837 full-time employees as of December 31, 2021, of which 552 employees are production personnel, 33 employees are sales personnel, 118 employees are research and development personnel, and 268 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

Selected Condensed Consolidated Financial Schedule

The consolidated financial statements included in this Form 10-K reflect the results of operations, financial position and cash flows of the registrant, Delaware incorporated parent company together with those of its subsidiaries, on a consolidated basis.

The Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies, effective March 14, 2022. The Company no longer has any VIE subsequent to March 14, 2022. Therefore, we have 100% control and ownership of our subsidiaries. There is no limitation or restriction imposed by the regulations regarding fund transfer within companies. Our cash management policy basically is to allocate the cash resources based on the needs and projection of each subsidiary within the Company group. Although the purpose of all transfers needs to be business operation-related, there is no strict limitation on how much cash can be transferred, because the Company treats all subsidiaries as a whole group under the Company’s policy of the fund transfer. The cash transfer is requested when needed and approved by authorized persons based on the amount of cash transfer.

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

Consolidated Statements of Operations Information

	For the year ended December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Revenues	$117,813,049	$-	$-	$117,813,049
Gross profit	$19,517,726	$-	$-	$19,517,726
Loss from operations	$(27,679,432)	$-	$-	$(27,679,432)
Loss before income taxes	$(13,338,534)	$-	$-	$(13,338,534)
Net loss	$(12,851,024)	$-	$-	$(12,851,024)

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$87,210,780	$14,414,362	$(10,138,758)	$91,486,384
Gross profit	$15,892,507	$355,355	$-	$16,247,862
Income (loss) from operations	$2,576,730	$(1,240,525)	$-	$1,336,205
Income (loss) before income taxes	$46,250,219	$3,115,420	$(20,155,351)	$29,210,288
Net income	$40,739,432	$2,279,717	$(20,155,351)	$22,863,798

Consolidated Balance Sheets Information

	As of December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Cash and cash equivalents	$84,063,717	$-	$-	$84,063,717
Total current assets	$329,322,973	$-	$-	$329,322,973
Total non-current assets	$153,659,303	$-	$-	$153,659,303
Total current liabilities	$81,505,848	$-	$-	$81,505,848
Total non-current liabilities	$3,783,457	$-	$-	$3,783,457
Total stockholders’ equity	$397,692,971	$-	$-	$397,692,971

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	As of December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$128,862,704	$360,739	$-	$129,223,443
Total current assets	$352,068,155	$21,002,017	$(30,462,036)	$342,608,136
Total non-current assets	$181,562,128	$32,700,203	$(36,710,195)	$177,552,136
Total current liabilities	$58,240,678	$36,384,048	$(30,462,036)	$64,162,690
Total non-current liabilities	$11,971,688	$825,567	$-	$12,797,255
Total stockholders’ equity	$463,417,917	$16,492,605	$(36,710,195)	$443,200,327

Consolidated Cash Flows Information

	For the year ended December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Net cash provided by operating activities	$31,478,911	$-	$-	$31,478,911
Net cash used in investing activities	$(35,031,115)	$-	$-	$(35,031,115)
Net cash used in financing activities	$(4,333,088)	$-	$-	$(4,333,088)

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(9,412,900)	$9,654,589	$-	$241,689
Net cash provided by (used in) investing activities	$30,230,627	$(22,811,949)	$14,791,226	$22,209,904
Net cash provided by (used in) financing activities	$2,042,523	$13,496,632	$(14,791,226)	$747,929

Cash Flows between the Company’s Pre-Existed VIE and Other Non-VIE Entities

The tables below show the cash transferred between the non-VIE subsidiaries and the VIE. There is no cash transfer between the non-VIE subsidiaries and the VIE for the year ended December 31, 2022.

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

Intercompany activities between non-VIE subsidiaries and VIE

The tables below present intercompany activities between non-VIE subsidiaries and VIE, balances for receivables and payables between non-VIE subsidiaries and VIE. There is no intercompany activities between the non-VIE subsidiaries and the VIE for the year ended December 31, 2022.

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

Permission and Approvals

The following table lists all the material permission and approvals the Company and its subsidiaries hold as of December 31, 2022:

Company	License/Permission	Issuing Authority	Validity
Zhejiang Kandi Technologies Group, Co. Ltd.	Business License	Market Supervision and Administration Bureau of Jinhua City	Until March 12, 2052
Zhejiang Kandi Technologies Group, Co. Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Jinhua Kandi New Energy Vehicle Co., Ltd.	Business License	Market Supervision and Administration Bureau of Jinhua City	Until May 26, 2030
Jinhua Kandi New Energy Vehicle Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd	Business License	Market Supervision and Administration Bureau of Jinhua City	Long-term
Zhejiang Kandi Smart Battery Swap Technology Co., Ltd	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Yongkang Scrou Electric Co, Ltd.	Business License	Market Supervision and Administration Bureau of Yongkang City	Until November 17, 2031
Kandi Electric Vehicles (Hainan) Co., Ltd.	Business License	Market Supervision and Administration Bureau of Hainan Province	Long-term
Kandi Electric Vehicles (Hainan) Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Kandi Electric Vehicles (Hainan) Co., Ltd.	Pollutant Discharge Permit	Haikou High-tech Zone	Until February 8, 2028
China Battery Exchange (Zhejiang) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Xihu District, Hangzhou City	Until September 13, 2050
China Battery Exchange (Hainan) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Hainan Province	Long-term
China Battery Exchange (Shaoxing) Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Yuecheng District, Shaoxing City	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Business License	Market Supervision and Administration Bureau of Xinyu City High tech Zone	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Record Registration Form for Foreign Trade Business Operators	Eligible local foreign trade authorities appointed by the Ministry of Commerce	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Environmental impact assessment	Environmental Protection Bureau of Xinyu City	Long-term
Jiangxi Province Huiyi New Energy Co., Ltd.	Pollutant Discharge Permit	Xinyu High Tech Ecological Environment Bureau	Until July 18, 2027
Hainan Kandi Holding New Energy Technology Co., Ltd.	Business License	Market Supervision and Administration Bureau of Hainan Province	Until February 18, 2042

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

CSRC Filing Requirements

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

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

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On December 29, 2022, the AHFCAA was signed into law, and officially reduced the time not subject to PCAOB inspections to two consecutive years.

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

Our future success depends substantially on the continued services of our executive officers, especially our CEO, Dr. Dong Xueqin and Chairman of the Board, Mr. Hu Xiaoming. We do not maintain key man life insurance on any of our executive officers. If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executive officers joins a competitor or forms a competing company, we may lose some of our customers.

Our PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources.

Our PRC and U.S. operating entities may be subject to lawsuits resulting from injuries or damages associated with the use of the vehicles that they sell or produce. We may incur losses relating to these claims or the defense of these claims. While our PRC and U.S. operating entities do maintain product liability insurance, there is a risk that claims or liabilities will exceed our insurance coverage. In addition, we cannot assure the insurance our PRC and U.S. operating entities currently maintain will continue to be available on commercially reasonable terms, therefore, we may be unable to retain adequate liability insurance in the future.

Our operating entities in PRC or in U.S. may also be involved in recalls of our vehicles. The vehicles we manufactured may prove to be defective, or our operating entities may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources, extra expenditure of the funds, or damage to our reputation. Any product liability claim brought against us could have a material adverse effect on the results of our operations.

We and our PRC operating entities retain certain personal information about our customers and may be subject to various privacy and consumer protection laws.

We and our PRC operating entities use the electronic systems of our vehicles to log information about each vehicle’s condition, performance and use in order to aid us in providing customer service, including vehicle diagnostics, repair and maintenance. Electronic systems are also used to help us collect data regarding our customers’ charging time, battery usage, mileage and efficiency habits to improve our vehicles. We also collect information about our customers through our website, at our stores and facilities, and via telephone.

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

Existing trademark and trade secret laws and confidentiality agreements only afford limited protections. In addition, the laws of some countries, such as PRC, do not protect our proprietary rights to the same extent as do the laws of the United States, which can lead to more unauthorized use of our intellectual property.

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

We may also face claims that our use of technology licensed or otherwise obtained from a third party infringes the rights of others, under such case we may not be allowed to continue using such technology and selling our inventories containing such technology. In such cases, we may seek indemnification from our licensors/suppliers under our contracts with them. However, indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors. In addition, we may have to find substitute to keep using similar technology to our products, which may be time-consuming and costly, if not impossible, upon such period our sales or manufacture of certain products may be negatively influenced.

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

As of December 31, 2022 and 2021, our operating subsidiaries’ major customers (above 10% of the total revenue), in the aggregate, accounted for 26% and 29%, respectively, of their sales. Due to the concentration of sales to relatively few customers, loss of one or more of these customers will have relatively high impact on their operational results.

Our business is subject to the risk of supplier concentrations.

Our PRC operating entities depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2022 and 2021, the major suppliers (above 10% of the total purchases) of our operating subsidiaries accounted for 22% and 50% of their purchases, respectively. As a result of this concentration in our supply chain, our operating subsidiaries’ business and operations would be negatively affected if any of their key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. Disputes with significant suppliers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Our facilities or operations could be damaged or adversely affected as a result of disasters, epidemics or other unpredictable events.

The Company’s headquarters and facilities are located in several cities in China such as Jinhua, Yongkang and Haikou. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, and failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results. These could include port closures and other restrictions resulting from the outbreak; constrained global supply, which may cause the negative impact on our sale of off-road vehicles to the U.S.; disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers, manufacturers or customers. Any disruption or delay of our operation and those of our suppliers, manufacturers or customers would adversely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and we may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

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

Our current corporate structure and business operations and the market price of our common stock may be affected by the newly enacted Foreign Investment Law.

Kandi Technologies is a holding company incorporated in Delaware, with no material operations of its own, a substantial majority of the operations are conducted through our wholly-owned subsidiaries established in PRC and U.S. We are classified as a foreign enterprise under PRC laws and regulations, and our wholly foreign-owned enterprises in the PRC will be foreign-invested enterprises.

On March 15, 2019 and December 26, 2019, the National People’s Congress, China’s national legislative body (the “NPC”) approved the Foreign Investment Law, and the PRC State Council approved the Implementation Rules of the Foreign Investment Law, respectively, both came into effect on January 1, 2020. Since they are relatively new, uncertainties exist in relation to their interpretation. The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Negative List. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. In accordance with the Foreign Investment Law, the State Council promulgated and approved in 2021 a list of special administrative measures for market access of foreign investments, or the Negative List. Pursuant to the Negative List, the development, manufacture and sale of EVs does not fall within the “prohibited” or “restricted” category. However, since the Negative List has been adjusted and updated almost on an annual basis in the recent years, we cannot assure you that the aforementioned business of EV manufacturing and sales will continuously be beyond the “prohibited” category. If any of our subsidiaries is “restricted” or “prohibited” from foreign investment under the “Negative List” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, may be required to restructure our business operations, any of which may have a material adverse effect on our business operation and the market price of our ordinary shares.

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

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which has been implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

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

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the the Measures for Cybersecurity Review (the “Measures”), which took effect on February 15, 2022. The Measures provide that net platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

On November 14, 2021, the CAC published the Regulations on Network Data Security (draft for public comments) (the “Draft Regulation”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Draft Regulation, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Draft Regulation was December 13, 2021.

As advised by our PRC Counsel, Zhejiang Lizhou (Jinhua) Law Firm, as of the date of this report, (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; and (iii) the Company and its subsidiaries have never disclosed any customer or supplier information within China (except when requested by related parties, the company and its subsidiaries tailor their customer or supplier information disclosures to the narrowest possible scope), therefore, the Company believes it is not required to pass cybersecurity review of CAC. Further, as of the date of this report, Kandi Technologies and its subsidiaries 1) did not collect any data that will or may negatively influence PRC’s national security; and 2) strictly follow the relevant PRC laws and regulations. There remains uncertainty, however, as to how the Measures and the Draft Regulation will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Measures and the Draft Regulation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

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

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with regulatory authorities in the Unities States-including the SEC and the Department of Justice-may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. Currently the management of the Company understand that the Article 177 does not apply to the Company and will not negatively influence the authorities, such as the SEC, or the Department of Justice, to conduct investigation or collect evidence towards us. However, since the PRC Securities Law is relatively new and detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, we cannot assure you that the PRC legislative authority will have the same understanding as us and the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

The Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations continue to evolve. Further implementations and interpretations of or amendments to the HFCAA or the related regulations, or a PCAOB determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the Company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 18, 2020, the HFCAA was signed into law. The HFCAA has since then been subject to amendments by the U.S. Congress and interpretations and rulemaking by the SEC.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the AHFCAA was signed into law.

On December 16, 2021, PCAOB announced the PCAOB HFCAA determinations relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in issuers operating in China to lose confidence in such issuers’ procedures and reported financial information and the quality of financial statements.

Our auditor, Kreit & Chiu CPA LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in New York, and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2020. Our auditor is not among the firms listed on the PCAOB Determination List issued in December 2021.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB announced in its 2022 HFCAA Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC), and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC Authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time.

While the HFCAA and AHFCAA are not currently applicable to the Company because the Company’s current auditors are subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA and AHFCAA. The implications of this regulation if the Company were to become subject to it are uncertain. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on Nasdaq earlier than would be required by the HFCAA and AHFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the common stock.

The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the Chinese economy had historically resulted in widespread growth opportunities for industries across China. This growth has slowed in the recent years. As a result of the global financial crisis due to the war in Ukraine and the COVID-19 pandemic, enterprises are becoming more and more difficult to gain comparable access to the same amounts of capital available in past years, which may have an adverse effect on the business climate and growth of private enterprises in China, including us. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation continues unchecked, our costs would be likely to increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

From time to time, Kandi is involved in several litigations that we believe to be without merit, some have been dismissed, while others are still pending. We believe we can successfully defend ourselves in such litigations. Moreover, if finally judgements are made against us, certain plaintiffs may face substantial difficulties in executing such judgement since China does not have treaties with the United States and certain other countries providing for the reciprocal recognition and enforcement of court orders and final judgments.

Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

The enactment of Inflation Reduction Act of 2022 may influence the value of our securities.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. As the Company does not plan to have any repurchases of the Company’s stock, we currently do not anticipate this provision of the IR Act to have any material impact on our financial position, results of operations or cash flows. The real impact of this provision will be dependent on the extent of share repurchases made in future periods.

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

Our automobile product export and overseas operations sections involve import and export currency exchange, insurance, ocean transportation, customs clearance and various other logistical procedures. A loss of trust in any part of the chain can lead to the failure of transactions, which in turn causes huge losses to our enterprise. In the future, the Company will expand its overseas market. Any insufficient assessment of the capital strength and commercial credit of its partners, or any fraud in risk prevention and risk control systems may cause economic losses for the Company due to its business partners’ breach of contract or even fraud. In short, shipping Kandi electric vehicles and products to the United States may have risks in the U.S. operation, and import and export trade process.

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

Lack of authorized dealer and absence of after-sales maintenance may negatively affect our business and sales in U.S.

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

Mr. Hu, our Chairman of our Board, is the beneficial owner of a substantial portion of our outstanding common stock, which may enable Mr. Hu to exert significant influence on corporate actions.

Excelvantage Group Limited (“Excelvantage”) controls approximately 17.28% of our outstanding shares of common stock as of December 31, 2022. Hu Xiaoming, the Company’s Chairman of the Board of Directors, is the sole stockholder of Excelvantage. Together with the shares held through Excelvantage, Mr. Hu controls 19.38% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

While we intend to strongly defend our public filings against any such short seller attack, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy - oftentimes blogging from outside the U.S. with little or no assets or identity requirements - should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kandi had the following granted land use rights as of December 31, 2022:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Jinhua New Energy Vehicle Town	58,587	Oct 22, 2020 - Oct 22, 2070	33201931343
Zhejiang Qiaoxia Industrial Park	5,864	Apr 03, 2001 - Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 - Jan 20, 2068	3310-1414461
Xinyu South of Tantang Road, East of Longteng Road	72,720	Jun 15, 2022 - Dec 2, 2071	36006007453

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

Zhejiang Kandi Technologies owns the following facilities located in Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility as of December 31, 2022:

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

Haikou City, Hainan

In December 2015, the Company signed an investment contract with Haikou State High Technology Industry Development Zone to build the EV production facility in Haikou City for the capacity of an annual production of 100,000 EV products. The Hainan facility’s main project including manufacturing plant and office, main manufacturing equipment. The facilities has been completed and the project completion acceptance is being processed.

Project completion acceptance means the process that the responsible construction unit, contractor and inspection and acceptance committee carry out their inspection and appraisal for the overall project after the project is completed and qualified for trial production. The inspection and appraisal are based on design documents, construction acceptance rules and quality inspection standards approved, in accordance with related procedures and formalities. Project completion acceptance is the last step in the whole process of a project construction, and is also necessary before formal production.

Acceptance process mainly includes 1) quality acceptance of buildings organized by government construction regulators; 2) acceptance of fire safety facilities; 3) acceptance of environmental protection technology; and 4) trial production acceptance of production facilities.

As of the date of this report, pre-acceptance of the main project of quality supervision, as part of the Project Quality Acceptance of buildings, was completed in March 2022. Pre-acceptance of fire protection has been carried out in March 2022. The Company has completed the improvement following the fire protection expert’s suggestions, has completed the remediation and has received the acceptance. Currently the Company is waiting for the acceptance report. Environmental Protection Acceptance has been completed. The processing equipment and assembly lines have passed the joint debugging and testing, and related acceptance has been completed.

According to the progress of acceptance, the Company is applying formal acceptance to related government authorities. The expected completion time cannot be determined at present.

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

	Area
Description	(square meters)		Status
Floor area of Hainan Factories	145,000	*	In trial operation

*	Estimate number based on the planning map provided by Haikou State High Technology Industry Development Zone as the land certificate is in the process of application.

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

Dallas, Texas

Kandi Investments owns the following facilities located in Dallas, Texas. The table below lists the primary facilities and the status of each facility as of December 31, 2022:

	Area
Description	(Sq. Ft.)	Status
Assembly area	43,524	Fully operational
Office	5,536	Fully operational
Show room	5,312	Fully operational

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

Holders of Common Stock

As of March 10, 2023, there were 28 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 1, 2021, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2022, the Company had repurchased a total of 3,488,559 common shares at an average stock price of $2.81 per share under the repurchase plan.

The following table sets forth information regarding shares of our common stock that we repurchased in the three months ended December 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2022	1,052,350	$2.47	1,052,350	$10,554,947
November 1 to November 30, 2022	121,073	$2.97	121,073	$10,195,360
December 1 to December 31, 2022	-	$-	-	$10,195,360
Total	1,173,423	$2.52	1,173,423	$10,195,360

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans not approved by security holders	N/A		$ N/A	N/A
Equity compensation plans approved by security holders	5,900,000	(1)	3.24	7,765,931
Totals	5,900,000		$3.24	7,765,931

(1)	Include 5,000,000 stock options granted approved by the Compensation Committee of the Board of Directors of the on September 7, 2022. The options are at an exercise price of $2.07 per share, to 13 employees.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Kandi Technologies Group, Inc. (“Kandi Technologies”) is a Delaware holding company, which is trading on the NASDAQ Global Select Market. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies Group, Co. Ltd. (“Zhejiang Kandi Technologies”) and U.S. wholly-owned subsidiaries SC Autosports, LLC (“SC Autosports”) and their subsidiaries.

Thanks to our business strategy adjustment, we made considerable progress in electric off-road vehicles, despite the resurgences of COVID-19 in 2022, which has been causing frequent lockdowns in many cities and severe disruption of supply chain. Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious, we have successfully developed electric crossover golf carts and put them on the market in batches, which have been favored by users. Next, we will successively launch various electric off-road vehicles, including electric crossover golf carts and electric UTVs. With the successively introduction of new products, we are confident to achieve sustained growth in the field of the pure electric off-road vehicles. As for our EV business, due to the fact that the Chinese EV market has not entered a healthy and orderly development stage, currently the Company will continue to operate in small-scale, and join back as appropriate when the EV market of China entered a healthy and orderly development stage.

For the year ended December 31, 2022, we recognized total revenue of $117,813,049 as compared to $91,486,384 for the same period of 2021, an increase of $26,326,665 or 28.8%. For the year ended December 31, 2022, we recorded $19,517,726 of gross profit, an increase of 20.1% from the same period of 2021. Gross margin for the year ended December 31, 2022, was 16.6%, compared to 17.8% for the same period of 2021. We recorded a net loss of $12,851,024 for the year ended December 31, 2022, compared to a net income of $22,863,798 in the same period of 2021, a decrease of $35,714,822 or 156.2%.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	% of Revenue	December 31, 2021	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$117,813,049	100.0%	$91,484,792	100.0%	26,328,257	28.8%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	1,592	0.0%	(1,592)	(100.0)%

REVENUES, NET	117,813,049	100.0%	91,486,384	100.0%	26,326,665	28.8%

COST OF GOODS SOLD	(98,295,323)	(83.4)%	(75,238,522)	(82.2)%	(23,056,801)	30.6%

GROSS PROFIT	19,517,726	16.6%	16,247,862	17.8%	3,269,864	20.1%

OPERATING INCOME (EXPENSE):
Research and development	(6,029,608)	(5.1)%	(38,971,986)	(42.6)%	32,942,378	(84.5)%
Selling and marketing	(5,501,475)	(4.7)%	(4,736,000)	(5.2)%	(765,475)	16.2%
General and administrative	(32,325,889)	(27.4)%	(19,605,468)	(21.4)%	(12,720,421)	64.9%
Impairment of goodwill	(642,665)	(0.5)%	-	0.0%	(642,665)	-
Impairment of long-lived assets	(2,697,521)	(2.3)%	-	0.0%	(2,697,521)	-
Gain on disposal of long-lived assets	-	0.0%	48,401,797	52.9%	(48,401,797)	(100.0)%
TOTAL OPERATING EXPENSE	(47,197,158)	(40.1)%	(14,911,657)	(16.3)%	(32,285,501)	216.5%

(LOSS) INCOME FROM OPERATIONS	(27,679,432)	(23.5)%	1,336,205	1.5%	(29,015,637)	(2171.5)%

OTHER INCOME (EXPENSE):
Interest income	6,427,502	5.5%	4,208,751	4.6%	2,218,751	52.7%
Interest expense	(707,488)	(0.6)%	(407,620)	(0.4)%	(299,868)	73.6%
Change in fair value of contingent consideration	4,196,995	3.6%	2,834,000	3.1%	1,362,995	48.1%
Government grants	1,639,328	1.4%	1,233,192	1.3%	406,136	32.9%
Gain from sale of equity in the Former Affiliate Company	-	0.0%	17,788,351	19.4%	(17,788,351)	(100.0)%
Share of loss after tax of the Former Affiliate Company	-	0.0%	(2,592,334)	(2.8)%	2,592,334	(100.0)%
Other income, net	2,784,561	2.4%	4,809,743	5.3%	(2,025,182)	(42.1)%
TOTAL OTHER INCOME , NET	14,340,898	12.2%	27,874,083	30.5%	(13,533,185)	(48.6)%

(LOSS) INCOME BEFORE INCOME TAXES	(13,338,534)	(11.3)%	29,210,288	31.9%	(42,548,822)	(145.7)%

INCOME TAX BENEFIT (EXPENSE)	487,510	0.4%	(6,346,490)	(6.9)%	6,834,000	(107.7)%

NET (LOSS) INCOME	(12,851,024)	(10.9)%	22,863,798	25.0%	(35,714,822)	(156.2)%

Revenues

For the year ended December 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports had net revenues of $117,813,049 compared to net revenues of $91,486,384 for the year ended December 31, 2021, representing an increase of $26,326,665, or 28.8%, from 2021. The increase in revenue was mainly due to the increase in the sales volume of off-road vehicles and associated parts.

The following table summarizes our net revenues by product types for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	Sales	Sales
EV parts	$8,964,094	$25,348,003
EV products	7,926,233	1,478,566
Off-road vehicles and associated parts	70,622,278	29,336,693
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,616,683	30,018,290
Battery exchange equipment and Battery exchange service	1,691,486	785,183
Lithium-ion cells	23,992,275	4,519,649
Total	$117,813,049	$91,486,384

EV Parts

During the year ended December 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV parts was $8,964,094, representing a decrease of $16,383,909 or 64.6% from $25,348,003 for the year ended December 31, 2021. The decrease was primarily due to the reduced demand from the market during the year ended December 31, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the year ended December 31, 2022 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 7.6% of total sales.

EV Products

During the year ended December 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $7,926,233, representing an increase of $6,447,667 or 436.1% from $1,478,566 for the year ended December 31, 2021. The increase was mainly due to the sales of EV in China market during the year ended December 31, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 6.7% of the total net revenue for the year ended December 31, 2022.

Off-Road Vehicles and Associated Parts

During the year ended December 31, 2022, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sale of off-road vehicles including go-karts, ATVs, and others, were $70,622,278, representing an increase of $41,285,585 or 140.7% from $29,336,693 for the year ended December 31, 2021. The increase was because of the sales of our new model of crossover golf carts in US market during the year ended December 31, 2022.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 59.9% of our total net revenue for the year ended December 31, 2022.

Electric Scooters, Electric Self-Balancing Scooters and Associated Parts

During the year ended December 31, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Electric Scooters and Electric Self-Balancing Scooters was $4,616,683, representing a decrease of $25,401,607 or 84.6% from $30,018,290 for the year ended December 31, 2021. During the prior period in 2021, we sold electric scooters manufactured by ourselves. However, during the current period, we only manufactured motors and certain parts as one of our business partners began producing these electric scooters and scooter related products on their own.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 3.9% of the total net revenue for the year ended December 31, 2022.

Battery Exchange Equipment and Battery Exchange Service

During the year ended December 31, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $1,691,486, representing an increase of $906,303 or 115.4% from $785,183 for the same period of 2021, due to increase of demands from the car-hailing platforms.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 1.4% of the total net revenue for the year ended December 31, 2022.

Lithium-ion cells

During the year ended December 31, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $23,992,275, representing an increase of $19,472,626 or 430.8% from $4,519,649 for the same period of 2021. The increase came from Jiangxi Huiyi, which was acquired by the Company in October 2021.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cell business line accounted for approximately 20.4% of the total net revenue for the year ended December 31, 2022.

The following table shows the breakdown of our net revenues:

	Year Ended December 31,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$65,871,112	$32,669,996
China	51,941,937	58,816,388
Total	$117,813,049	$91,486,384

Major products
EV parts	$8,964,094	$25,348,003
EV products	7,926,233	1,478,566
Off-road vehicles and associated parts	70,622,278	29,336,693
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,616,683	30,018,290
Battery exchange equipment and Battery exchange service	1,691,486	785,183
Lithium-ion cells	23,992,275	4,519,649
Total	$117,813,049	$91,486,384

Timing of revenue recognition
Products transferred at a point in time	$117,813,049	$91,486,384
Total	$117,813,049	$91,486,384

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 was $98,295,323, representing an increase of $23,056,801, or 30.6%, from $75,238,522 for the year ended December 31, 2021. The increase of cost of goods sold compare to 2021 was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our operating entities’ margins by product for the past two years are as set forth below:

	Year Ended December 31,
	2022				2021
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$8,964,094	7,537,781	1,426,313	15.9%	$25,348,003	20,946,477	4,401,526	17.4%
EV products	7,926,233	7,372,078	554,155	7.0%	1,478,566	1,304,281	174,285	11.8%
Off-road vehicles and associated parts	70,622,278	54,471,656	16,150,622	22.9%	29,336,693	23,540,090	5,796,603	19.8%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,616,683	4,294,254	322,429	7.0%	30,018,290	24,719,371	5,298,919	17.7%
Battery exchange equipment and Battery exchange service	1,691,486	1,728,068	(36,582)	-2.2%	785,183	696,343	88,840	11.3%
Lithium-ion cells	23,992,275	22,891,486	1,100,789	4.6%	4,519,649	4,031,960	487,689	10.8%
Total	$117,813,049	98,295,323	19,517,726	16.6%	$91,486,384	75,238,522	16,247,862	17.8%

Gross profit for the year ended December 31, 2022 was $19,517,726, as compared to $16,247,862 for the year ended December 31, 2021, representing an increase of $3,269,864 or 20.1% from 2021. This was primarily attributable to the product mixing with higher concentration of products with lower gross margin being sold during the current period. Our gross margin for the year ended December 31, 2022, was 16.6%, compared to 17.8% for the year ended December 31, 2021. The decrease in our gross margin was mainly due to the higher concentration of sales from the products with lower gross margin such as lithium-ion cells which was not sold until the end of 2021, and less concentration the sales of products with higher gross margin such as electric scooters, electric self-balancing scooters as well as EV parts.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $6,029,608 for the year ended December 31, 2022, compared to $38,971,986 for the year ended December 31, 2021, representing a decrease of $32,942,378, or 84.5%. The decrease was mainly due to the completion of Company’s R&D expenditure in the same period of 2021 for new product.

Sales and Marketing

Selling and distribution expenses were $5,501,475 for the year ended December 31, 2022, compared to $4,736,000 for the year ended December 31, 2021, representing an increase of $765,475, or 16.2% from 2021. The increase was mainly due to the increased customs clearing charges.

General and Administrative Expenses

General and administrative expenses were $32,325,889 for the year ended December 31, 2022, compared to $19,605,468 for the year ended December 31, 2021, representing an increase of $12,720,421 or 64.9% from 2021. For the year ended December 31, 2022, general and administrative expenses included $1,926,376 as expenses for common stock awards and stock options to employees and Board members, compared to $1,484,576 for the years ended December 31 2021. Excluding stock compensation expenses, our net general and administrative expenses for the year ended December 31, 2022 were $30,399,513, an increase of $12,278,621, or 67.8%, compared to $18,120,892 for the year ended December 31, 2021. The increase compared to 2021 was largely due to increase in salaries expense from the addition of new hires for operations, depreciation expense and amortization expense compared to the same period in 2021 due to acquisition of Jiangxi Huiyi consummated on October 31, 2021.

Gain on disposal of long-lived assets

Gain on disposal of long-lived assets was $0 for the year ended December 31, 2022, compared to $48,401,797 for the same period last year, which was related to the real estate repurchase agreement of our Jinhua Facility’s relocation. In June 2020, 73,333 square meters of land use right was transferred to the local government, and the related gain was recognized in the second quarter of 2020. The Company’s Jinhua facility moved out of the old location and completed the relocation process in April 2021. The relevant Economic Zone authorities inspected the vacated land and determined that it met all stipulated conditions. The remaining related gain on disposal of long-live asset was recognized in the second quarter of 2021.

Interest Income

Interest income was $6,427,502 for the year ended December 31, 2022, compared to $4,208,751 for the year ended December 31, 2021, representing an increase of $2,218,751, or 52.7% from 2021. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2021.

Interest Expense

Interest expense was $707,488 for the year ended December 31, 2022, compared to $407,620 for the year ended December 31, 2021, representing an increase of $299,868, or 73.6% from 2021. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2021.

Change in fair value of contingent consideration

For the year ended December 31, 2022, the gain related to changes in the fair value of contingent consideration was $4,196,995, representing an increase of $1,362,995 or 48.1% compared to the gain related to changes in the fair value of contingent consideration of $2,834,000 for the year ended December 31, 2021, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with remaining shares of restrictive common stock. (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

Government Grants

Government grants totaled $1,639,328 for the year ended December 31, 2022, compared to $1,233,192 for the year ended December 31, 2021, representing an increase of $406,136, or 32.9% from 2021, which was largely attributable to grants from Jinhua and Jiangxi local government in 2022.

Gain from sale of equity in the Affiliate Company

Gain from equity sale was $0 for the year ended December 31, 2022, compared to $17,788,351 for the same period last year, which was due to the Affiliate Equity Transfer. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. Therefore, in the first half of 2021, the Company has recognized the gain from equity sale. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

Share of Loss after Tax of the Affiliate Company

For the year ended December 31, 2022, our share of loss of the Affiliate Company was $0 as compared to share of loss of $2,592,334 for the same period of last year. On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Former Affiliate Company to Geely for a total consideration of RMB 308 million (approximately $48 million). Zhejiang Provincial Administration for Market Regulation recorded the update of the ownership of Former Affiliate Company on March 9, 2021. On March 16, 2021, the Company received the first half of the equity transfer payment of RMB 154,000,000 (approximately $24 million). As of March 9, 2021, the equity transfer had been completed. On September 10, 2021, the Company received the second half of the equity transfer payment of RMB 154,000,000 (approximately $24 million).

Other Income, Net

Net other income was $2,784,561 for the year ended December 31, 2022, compared to net other income of $4,809,743 for the year ended December 31, 2021, representing a decrease of $2,025,182 or 42.1% from 2021, which was largely due to the income from the discount of accounts payable after negotiation with supplier in the same period of last year.

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

Our actual effective income tax rate for 2022 was a tax benefit of 3.65% on a reported loss before taxes of approximately $13.3 million, compared to a tax expense of 21.73% on a reported income before taxes of approximately $29.2 million for 2021.

Net (Loss) Income

We recorded net loss of $12,851,024 for the year ended December 31, 2022, compared to net income of $22,863,798 for the year ended December 31, 2021, a decrease of $35,714,822 or 156.2% from the year ended December 31, 2021. The decrease was primarily attributable to the gain on disposal of long-lived assets with $48.4 million and gain from sale of equity in the former affiliate company with $17.8 million that was recorded during year 2021, whereas there was no such gain during the year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Years Ended
	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$31,478,911	$241,689
Net cash (used in) provided by investing activities	$(35,031,115)	$22,209,904
Net cash (used in) provided by financing activities	$(4,333,088)	$747,929
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(7,885,292)	$23,199,522
Effect of exchange rate changes	$(9,750,444)	$2,955,850
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$151,040,271	$168,676,007

For the year ended December 31, 2022, cash provided by operating activities was $31,478,911, as compared to cash provided by operating activities was $241,689 for the year ended December 31, 2021. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the year ended December 31, 2022 were an increase of accounts payable of $62,592,477. The major operating activity that used cash for year ended December 31, 2022 was a decrease of notes payable of $24,533,127 and an increase of accounts receivable of $20,965,140.

For the year ended December 31, 2022, cash used in investing activities was $35,031,115, as compared to cash provided by investing activities of $22,209,904 for the year ended December 31, 2021. The major investing activities that used cash for the year ended December 31, 2022 were an increase of certificate of deposit of $31,210,986.

For the year ended December 31, 2022, cash used in financing activities was $4,333,088, as compared to cash provided by financing activities of $747,929 for the year ended December 31, 2021. The major financing activities that provided cash for the year ended December 31, 2022 were proceeds from short-term bank loans of $30,765,776. The major financing activities that used cash for year ended December 31, 2022 were repayments of short-term loans of $28,357,211.

Working Capital

We had working capital of $247,817,125 as of December 31, 2022, which reflects a decrease of $30,628,321 from a working capital of $278,445,446 as of December 31, 2021.

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

As of December 31, 2022 and December 31, 2021, credit terms with the Company’s customers were typically 60 to 180 days after delivery. As of December 31, 2022 and 2021, the Company had a $2,285,386 and $3,053,277 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

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

The Company recognized impairment loss of $2,697,521 and nil for finite-lived intangible assets as of December 31, 2022 and December 31, 2021, respectively.

Estimate affecting impairment of goodwill

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

As of December 31, 2022 and 2021, the Company performed goodwill impairment testing at the reporting unit level and recognized impairment loss of $642,665 and nil, respectively.

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

As of December 31, 2022 and December 31, 2021, the Company’s contingent consideration liability was $1,803,000 and $7,812,000, respectively.

Policy affecting options, warrants and convertible notes

Our stock option cost is recorded in accordance with ASC 718 and ASC 505. The fair value of stock options is estimated using the Binomial Tree Model. Our expected volatility assumption is based on the historical volatility of our stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock option expense recognition is based on awards expected to vest. There were no estimated forfeitures. ASC standards require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The stock-based option expenses for the years ended December 31, 2022 and 2021 were $1,231,566 and $0, respectively. There were no forfeitures estimated during the reporting period.

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

The fair value of equity-based warrants, which is not considered derivatives under ASC 815, is estimated using the Binomial Tree model. Our expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the warrant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In accordance with ASC 815, the conversion feature of the convertible notes is separated from the debt instrument and accounted for separately as a derivative instrument. On the date the convertible notes are issued, the conversion feature is recorded as a liability at its fair value, and future decreases in fair value are recognized in earnings while increases in fair values are recognized in expenses. We used the Binomial Tree option-pricing model to obtain the fair value of the conversion feature. The expected volatility assumption is based on the historical volatility of our common stock. The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

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

DECEMBER 31, 2022 AND 2021

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kandi Technologies Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited Kandi Technologies Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the “Committee of Sponsoring Organizations of the Treadway Commission”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kandi Technologies Group, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Kandi Technologies Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

Kandi Technologies Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Kandi Technologies Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Goodwill and Intangible Assets

Critical Audit Matter Description

As of December 31, 2022, the Company had $33,178,229 of Goodwill and $7,994,112 of Intangible Assets. As discussed in Notes 5 and 6, management assesses Goodwill and Intangible Assets for impairment. Estimating fair values in connection with these impairment evaluations involves the use of forecasted revenues, expenses, and capital expenditures. While the Company did engage an external valuation specialist, the valuation process is still highly subjective.

Through this impairment assessment the Company identified impairment of Goodwill of $642,665 and Intangible Assets impairment of $2,697,521, both related to the Jiangxi Huiyi subsidiary.

How the Critical Audit Matter was Addressed in the Audit

Our procedures related to the impairment of Goodwill and Intangible Assets at Jiangxi Huiyi include the following: (1) Tested the effectiveness of internal controls over the impairment analysis including the internal controls over the development of assumptions used in the valuation of Goodwill and Intangible Assets. (2) Tested management’s process of evaluating the appropriateness of the valuation models used to value the Goodwill and Intangible Assets. (3) Used an independent valuation specialist to test valuation assumptions and methodology. (4) Assessed qualitative factors relevant to the Company in order to determine if contradictory evidence exists.

Valuation of Contingent Consideration Liability

Critical Audit Matter Description

As stated in Note 18, the Company acquired 100% of the equity of Jiangxi Huiyi in October 2021. In addition to cash, the Company had the contingent obligation to pay up to 2,576,310 shares of its common stock over the following three-year period, payable at three milestone dates. The contingent consideration liability was valued at $1,803,000 as of December 31, 2022.

Key inputs to the valuation of the contingent consideration liability include estimates of future revenue and expenses of Jiangxi Huiyi and estimates of the future stock price of the Company. The valuation of the contingent consideration liability is established by external valuation specialists using the inputs noted above and valuation methods followed in the valuation industry. While the Company used best estimates and engaged an external valuation specialist, the Company’s estimates are inherently uncertain and include significant judgment.

How the Critical Audit Matter was Addressed in the Audit

Our procedures related to the valuation of the contingent consideration liability related to the Jiangxi Huiyi acquisition include the following: (1) We tested the effectiveness of internal controls over the valuation of contingent consideration liability including the internal controls over the development of assumptions used in the valuation of the contingent consideration liability. (2) Tested management’s process of evaluating the appropriateness of the valuation models used to value the contingent consideration liability. (3) Used an independent valuation specialist to test valuation assumptions and methodology. (4) Assessed qualitative factors relevant to the Company in order to determine if contradictory evidence exists.

/s/ Kreit & Chiu CPA LLP

(Formerly Paris, Kreit & Chiu CPA LLP)

We have served as Kandi Technologies Group, Inc.’s auditor since 2021.

Los Angeles, California

March 16, 2023

PCAOB Firm ID: 6651

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

CURRENT ASSETS
Cash and cash equivalents	$84,063,717	$129,223,443
Restricted cash	66,976,554	39,452,564
Certificate of deposit	81,191,191	55,041,832
Accounts receivable (net of allowance for doubtful accounts of $2,285,386 and $3,053,277 as of December 31, 2022 and December 31, 2021, respectively)	38,150,876	52,896,305
Inventories	40,475,366	33,171,973
Notes receivable	434,461	323,128
Other receivables	11,912,615	8,901,109
Prepayments and prepaid expense	2,970,261	17,657,326
Advances to suppliers	3,147,932	5,940,456
TOTAL CURRENT ASSETS	329,322,973	342,608,136

NON-CURRENT ASSETS
Property, plant and equipment, net	97,168,753	111,577,411
Intangible assets, net	7,994,112	13,249,079
Land use rights, net	2,909,950	3,250,336
Construction in progress	199,837	79,317
Deferred tax assets	1,432,527	2,219,297
Long-term investment	144,984	157,262
Goodwill	33,178,229	36,027,425
Other long-term assets	10,630,911	10,992,009
TOTAL NON-CURRENT ASSETS	153,659,303	177,552,136

TOTAL ASSETS	$482,982,276	$520,160,272

CURRENT LIABILITIES
Accounts payable	$35,321,262	$36,677,802
Other payables and accrued expenses	14,131,414	9,676,973
Short-term loans	5,569,154	950,000
Notes payable	19,123,476	8,198,193
Income tax payable	1,270,617	1,620,827
Other current liabilities	6,089,925	7,038,895
TOTAL CURRENT LIABILITIES	81,505,848	64,162,690

NON-CURRENT LIABILITIES
Long-term loans	-	2,210,589
Deferred taxes liability	1,378,372	2,460,141
Contingent consideration liability	1,803,000	7,812,000
Other long-term liabilities	602,085	314,525
TOTAL NON-CURRENT LIABILITIES	3,783,457	12,797,255

TOTAL LIABILITIES	85,289,305	76,959,945

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,668,730 and 77,385,130 shares issued and 74,180,171 and 76,705,381 outstanding at December 31,2022 and December 31,2021, respectively	77,669	77,385
Less: Treasury stock (3,488,559 shares with average price of $2.81 and 679,749 shares with average price of $3.52 at December 31,2022 and December 31,2021, respectively )	(9,807,820)	(2,392,203)
Additional paid-in capital	451,373,645	449,479,461
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at December 31, 2022 and December 31, 2021, respectively)	(16,339,765)	(4,216,102)
Accumulated other comprehensive loss	(28,333,239)	251,786
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	396,970,490	443,200,327

Non-controlling interests	722,481	-
TOTAL STOCKHOLDERS’ EQUITY	397,692,971	443,200,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,982,276	$520,160,272

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021
REVENUES FROM UNRELATED PARTIES, NET	$117,813,049	$91,484,792
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	1,592
REVENUES, NET	117,813,049	91,486,384
COST OF GOODS SOLD	(98,295,323)	(75,238,522)
GROSS PROFIT	19,517,726	16,247,862
OPERATING INCOME (EXPENSE):
Research and development	(6,029,608)	(38,971,986)
Selling and marketing	(5,501,475)	(4,736,000)
General and administrative	(32,325,889)	(19,605,468)
Impairment of goodwill	(642,665)	-
Impairment of long-lived assets	(2,697,521)	-
Gain on disposal of long-lived assets	-	48,401,797
TOTAL OPERATING EXPENSE	(47,197,158)	(14,911,657)
(LOSS) INCOME FROM OPERATIONS	(27,679,432)	1,336,205
OTHER INCOME (EXPENSE):
Interest income	6,427,502	4,208,751
Interest expense	(707,488)	(407,620)
Change in fair value of contingent consideration	4,196,995	2,834,000
Government grants	1,639,328	1,233,192
Gain from sale of equity in the Former Affiliate Company	-	17,788,351
Share of loss after tax of the Former Affiliate Company	-	(2,592,334)
Other income, net	2,784,561	4,809,743
TOTAL OTHER INCOME , NET	14,340,898	27,874,083
(LOSS) INCOME BEFORE INCOME TAXES	(13,338,534)	29,210,288
INCOME TAX BENEFIT (EXPENSE)	487,510	(6,346,490)
NET (LOSS) INCOME	(12,851,024)	22,863,798
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(727,361)	-
NET (LOSS) INCOME ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(12,123,663)	22,863,798
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(28,585,025)	9,029,937
COMPREHENSIVE (LOSS) INCOME	$(41,436,049)	$31,893,735
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	75,571,702	76,148,688
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.17)	$0.30

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income （Loss）	Non-controlling interests	Total
BALANCE AS OF DECEMBER 31, 2020	75,377,555	$75,377	$-	$439,549,338	$(27,079,900)	$(8,778,151)	$-	$403,766,664
Stock issuance and award	2,007,575	2,008	-	7,178,928	-	-	-	7,180,936
Stock buyback	-	-	(2,392,203)	-	-	-	-	(2,392,203)
Commission in stock buyback	-	-	-	(20,457)	-	-	-	(20,457)
Net income	-	-	-	-	22,863,798	-	-	22,863,798
Foreign currency translation	-	-	-	-		9,029,937	-	9,029,937
Reversal of reduction in the Affiliate Company’s equity (net of tax effect of $491,400)	-	-	-	2,771,652	-	-	-	2,771,652
BALANCE AS OF DECEMBER 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327

Stock issuance and award	283,600	284	-	746,636	-	-	-	746,920
Stock based compensation	-	-	-	1,231,566	-	-	-	1,231,566
Stock buyback	-	-	(7,415,617)	(84,018)	-	-	-	(7,499,635)
Capital contribution from shareholder	-	-	-	-	-	-	1,449,842	1,449,842
Net loss	-	-	-	-	(12,123,663)	-	(727,361)	(12,851,024)
Foreign currency translation	-	-	-	-	-	(28,585,025)	-	(28,585,025)
BALANCE AS OF DECEMBER 31, 2022	77,668,730	$77,669	$(9,807,820)	$451,373,645	$(16,339,765)	$(28,333,239)	$722,481	$397,692,971

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,851,024)	$22,863,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	12,427,973	10,038,976
Impairments	3,340,186	-
Provision (reversal) of allowance for doubtful accounts	(542,801)	862,414
Deferred taxes	(461,045)	4,073,315
Share of loss after tax of the Former Affiliate Company	-	2,592,334
Gain from equity sale in the Former Affiliate Company	-	(17,788,351)
Gain on disposal of long-lived assets	-	(48,401,797)
Change in fair value of contingent consideration	(4,196,995)	(2,834,000)
Stock award and stock based compensation expense	1,926,376	1,484,576
Changes in operating assets and liabilities:
Accounts receivable	(20,965,140)	(2,542,692)
Notes receivable	4,726,570	-
Inventories	(9,145,298)	(7,522,761)
Other receivables and other assets	(4,932,463)	(291,235)
Advances to supplier and prepayments and prepaid expenses	16,275,678	27,786,143
Due from related party	-	(500,000)
Increase (Decrease) In:
Accounts payable	62,592,477	2,176,638
Other payables and accrued liabilities	7,842,715	10,513,511
Notes payable	(24,533,127)	(2,423,514)
Income tax payable	(25,171)	154,334
Net cash provided by operating activities	$31,478,911	$241,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(3,690,235)	(11,574,706)
Purchases of land use rights and other intangible assets	-	(2,356,626)
Acquisition of Jiangxi Huiyi	-	(7,117,310)
Payment for construction in progress	(129,894)	(5,210,642)
Proceeds from disposal of long-lived assets	-	23,306,007
(Loan to) Repayment from third party	-	31,783,439
Certificate of deposit	(31,210,986)	(54,264,407)
Proceeds from sales of equity in the Former Affiliate Company	-	47,752,678
Long-term Investment	-	(108,529)
Net cash (used in) provided by investing activities	$(35,031,115)	$22,209,904
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	30,765,776	950,000
Repayments of short-term loans	(28,357,211)	-
Proceeds from long-term loans	-	2,210,589
Contribution from non-controlling shareholder	757,981	-
Purchase of treasury stock	(7,499,634)	(2,412,660)
Net cash (used in) provided by financing activities	$(4,333,088)	$747,929
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(7,885,292)	$23,199,522
Effect of exchange rate changes	$(9,750,444)	$2,955,850
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$168,676,007	$142,520,635

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$151,040,271	$168,676,007
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	84,063,717	129,223,443
-RESTRICTED CASH AT END OF PERIOD	66,976,554	39,452,564
SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$350,002	$2,074,668
Interest paid	$345,451	$35,001
SUPPLEMENTAL NON-CASH DISCLOSURES:
Reversal of decrease in investment in the Former Affiliate Company due to change in its equity (net of tax effect of $491,400)	$-	$2,824,115
Contribution from non-controlling shareholder by inventories, fixed assets and intangible assets	$393,986	$-
Common stock issued for settlement of payables related to acquisitions (see Note 18)	$-	$5,762,000

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

On March 4, 2019, in order to build a logistics network composed of suppliers, manufacturers, warehouses, distribution centers and channel providers, meeting the needs of improving production and operation efficiency, the Company participated in the formation of Zhejiang Kandi Supply Chain Management Co., Ltd. (“Supply Chain Company”). Zhejiang Kandi Technologies has 10% ownership interest in Supply Chain Company, the remaining 90% is owned by unrelated other parties. As of the date of this report, Zhejiang Kandi Technologies has not made any capital contribution to Supply Chain Company since the contribution is not yet due as the relevant per PRC regulations, and is not involved in its operations. The Company deemed that Supply Chain Company is not a related party with the analysis in accordance with ASC 850-10.

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

In September 2020, intending to explore ridesharing service business, the Company participated in the formation of Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”). Zhejiang Kandi Technologies has 10% ownership interest in Ruiheng, the remaining 90% is owned by unrelated other parties. The Company deemed that Ruiheng is not a related party with the analysis in accordance with ASC 850-10.

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

NOTE 2 - LIQUIDITY

The Company had working capital of $247,817,125 as of December 31, 2022, a decrease of $30,628,321 from the working capital of $278,445,446 as of December 31, 2021. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were $84,063,717 and $129,223,443, respectively. The Company’s restricted cash was $66,976,554 and $39,452,564, respectively. As of December 31, 2022 and December 31, 2021, the Company had multiple certificates of deposit with a total amount of $81,191,191 and $55,041,832, respectively. These certificates of deposit have an annual interest rate from 3.25% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries have $5.6 million short-term bank loans outstanding as of December 31, 2022.

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

Equity Method Investees

The Company’s consolidated net income for the year ended December 31, 2021 also includes the Company’s proportionate share of the net income or loss of its equity method investment in Fengsheng Automotive Technology Group Co., Ltd. (“Former Affiliate Company”), in which the Company owned 22% equity interest until March 9, 2021.

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risks

Part of the Company’s operations are conducted in China. As a result, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy. In addition, the Company’s earnings are subject to movements in foreign currency exchange rates when transactions are denominated in Renminbi (“RMB”), which is the Company’s functional currency. Accordingly, the Company’s operating results are affected by changes in the exchange rate between the U.S. dollar and the RMB.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $19,123,476 and $8,198,193 as of December 31, 2022 and December 31, 2021, respectively.

Contingent consideration related to the acquisitions of Jiangxi Huiyi, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $1,803,000 and $7,812,000 as of December 31, 2022 and December 31, 2021, respectively. Also see Note 18.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

(d) Restricted cash

Restricted cash primarily represents bank deposits for letter of credit and bank acceptance bill.

As of December 31, 2022 and December 31, 2021, the Company’s restricted cash was $66,976,554 and $39,452,564, respectively.

(e) Inventories

In the Company’s subsidiaries located in China, inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead.

In the Company’s subsidiaries located in the United States, the Company values its vehicle products at the lower of specific cost or net realizable value to reflect the nature of the oversea trading operations. Specific cost consists of the amount paid to acquire the vehicle, plus the cost of transportation, custom, and duty. The cost of remaining inventory items is determined on the basis of weighted average.

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

As of December 31, 2022 and December 31, 2021, credit terms with the Company’s customers were typically 60 to 180 days after delivery. The Company has agreements or purchase orders signed with the customers which state the payment term based on the scale of sales and background of the customers. The terms and agreements signed are legally enforceable. As of December 31, 2022 and 2021, the Company had $2,285,386 and $3,053,277 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

The table below summarized the aging of the accounts receivable as of December 31, 2022 and 2021.

Aging of accounts receivable as of December 31, 2022	Outstanding balance	Subsequent collection(1)
1 to 90 days	$17,696,095	$9,133,796
91 to 180 days	1,863,518	1,666,790
Over 180 days	634,596	14,165
Over one year	1,104,456	111,514
Over two years	19,137,597	20,973
Total	$40,436,262	$10,947,237

Aging of accounts receivable as of December 31, 2021	Outstanding balance	Subsequent collection(1)
1 to 90 days	$19,978,931	$18,484,611
91 to 180 days	8,317,622	5,927,822
Over 180 days	1,815,817	1,364,236
Over one year	13,960,230	4,085,036
Over two years	11,876,982	7,854
Total	$55,949,582	$29,869,559

(1)	the Company reviewed the subsequent collection until March 10, 2023.

(g) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year once default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. The Company also receives notes receivable from the Affiliate Company and other parties to settle accounts receivable. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 1.5% to 2.1% annually depends on different banks. As of December 31, 2022 and 2021, the Company had notes receivable from unrelated parties of $434,461 and $323,128, respectively, which notes receivable typically mature within six months.

(h) Property, Plant and Equipment, net

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

The Company recognized impairment loss of $2,697,521 and nil for finite-lived intangible assets as of December 31, 2022 and December 31, 2021, respectively.

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

(l) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products as well as research and development and consulting work performed by third parties, are expensed as incurred. Research and development expenses were $6,029,608 and $38,971,986 for the years ended December 31, 2022 and 2021, respectively.

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

For the years ended December 31, 2022 and 2021, $1,639,328 and $1,233,192, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	December 31,	December 31,
	2022	2021
Period end RMB : USD exchange rate	6.8973	6.3588
Average RMB : USD exchange rate	6.7284	6.4499

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

The fair value of stock options is estimated using the Binomial Tree model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The recognition of stock option expenses is based on awards expected to vest.

The stock-based option expenses for the years ended December 31, 2022 and 2021 were $1,231,566 and $0, respectively. There were no forfeitures estimated during the reporting period.

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

As of December 31, 2022 and 2021, the Company performed goodwill impairment testing at the reporting unit level and recognized impairment loss of $642,665 and nil, respectively.

(t) Intangible Assets

Intangible assets consist of patent, trade names, customer relations and technology associated with the purchase price from the allocation of Yongkang Scrou, Kandi Smart Battery Swap and Jiangxi Huiyi. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2022. The amortization expenses for intangible assets were $1,965,490 and $906,618 for the years ended December 31, 2022 and 2021, respectively.

The Company recognized impairment loss of $2,697,521 and nil for finite-lived intangible assets as of December 31, 2022 and December 31, 2021, respectively.

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

The Company has concluded, based on the contractual arrangements, that as of December 31, 2021 and during the year ended December 31, 2021, Kandi New Energy had been a VIE and that the Company’s wholly-owned subsidiary, Zhejiang Kandi Technologies, absorbs all risk of loss from the activities of this VIE, thereby enabling the Company, through Zhejiang Kandi Technologies, to receive all of its expected residual returns. Therefore, although Kandi Technologies only owns 50% equity in Kandi New Energy, for accounting purpose, Kandi Technologies is the sole beneficiary and shall be wholly included in the consolidation.

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

The Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies, effective March 14, 2022. The Company no longer has any VIE subsequent to March 14, 2022.

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

Consolidated Statements of Operations Information

	For the year ended December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Revenues	$117,813,049	$-	$-	$117,813,049
Gross profit	$19,517,726	$-	$-	$19,517,726
Loss from operations	$(27,679,432)	$-	$-	$(27,679,432)
Loss before income taxes	$(13,338,534)	$-	$-	$(13,338,534)
Net loss	$(12,851,024)	$-	$-	$(12,851,024)

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Revenues	$87,210,780	$14,414,362	$(10,138,758)	$91,486,384
Gross profit	$15,892,507	$355,355	$-	$16,247,862
Income (loss) from operations	$2,576,730	$(1,240,525)	$-	$1,336,205
Income (loss) before income taxes	$46,250,219	$3,115,420	$(20,155,351)	$29,210,288
Net income	$40,739,432	$2,279,717	$(20,155,351)	$22,863,798

Consolidated Balance Sheets Information

	As of December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Cash and cash equivalents	$84,063,717	$-	$-	$84,063,717
Total current assets	$329,322,973	$-	$-	$329,322,973
Total non-current assets	$153,659,303	$-	$-	$153,659,303
Total current liabilities	$81,505,848	$-	$-	$81,505,848
Total non-current liabilities	$3,783,457	$-	$-	$3,783,457
Total stockholders’ equity	$397,692,971	$-	$-	$397,692,971

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	As of December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Cash and cash equivalents	$128,862,704	$360,739	$-	$129,223,443
Total current assets	$352,068,155	$21,002,017	$(30,462,036)	$342,608,136
Total non-current assets	$181,562,128	$32,700,203	$(36,710,195)	$177,552,136
Total current liabilities	$58,240,678	$36,384,048	$(30,462,036)	$64,162,690
Total non-current liabilities	$11,971,688	$825,567	$-	$12,797,255
Total stockholders’ equity	$463,417,917	$16,492,605	$(36,710,195)	$443,200,327

Percentage of VIE’s assets and liabilities compared to consolidated assets and liabilities

	As of December 31, 2022
	Parent including non-VIE subsidiaries	Consolidated	% of VIE’s assets and liabilities in consolidated assets and liabilities
Cash and cash equivalents	$84,063,717	$84,063,717	-
Total current assets	$329,322,973	$329,322,973	-
Total non-current assets	$153,659,303	$153,659,303	-
Total current liabilities	$81,505,848	$81,505,848	-
Total non-current liabilities	$3,783,457	$3,783,457	-
Total stockholders’ equity	$397,692,971	$397,692,971	-

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	As of December 31, 2021
	VIE	Consolidated	% of VIE’s assets and liabilities in consolidated assets and liabilities
Cash and cash equivalents	$360,739	$129,223,443	0.3%
Total current assets	$21,002,017	$342,608,136	6.1%
Total non-current assets	$32,700,203	$177,552,136	18.4%
Total current liabilities	$36,384,048	$64,162,690	56.7%
Total non-current liabilities	$825,567	$12,797,255	6.5%

Consolidated Cash Flows Information

	For the year ended December 31, 2022
	Parent including non-VIE subsidiaries	VIE*	Elimination	Consolidated
Net cash provided by operating activities	$31,478,911	$-	$-	$31,478,911
Net cash used in investing activities	$(35,031,115)	$-	$-	$(35,031,115)
Net cash used in financing activities	$(4,333,088)	$-	$-	$(4,333,088)

*	Effective March 14, 2022, the Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies and the VIE agreements were terminated. The Company no longer has any VIE as of the date of this report.

	For the year ended December 31, 2021
	Parent including non-VIE subsidiaries	VIE	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(9,412,900)	$9,654,589	$-	$241,689
Net cash provided by (used in) investing activities	$30,230,627	$(22,811,949)	$14,791,226	$22,209,904
Net cash provided by (used in) financing activities	$2,042,523	$13,496,632	$(14,791,226)	$747,929

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company has adopted this accounting pronouncement from January 1, 2023, and there was no material impact on its consolidated financial statements from the adoption.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the years ended December 31, 2022 and 2021, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales
	Year Ended	Trade Receivable
	December 31,	December 31,	December 31,
Major Customers	2022	2022	2021
Customer A	26%	1%	-

	Sales
	Year Ended	Trade Receivable
	December 31,	December 31,	December 31,
Major Customers	2021	2021	2020
Customer B	15%	13%	13%
Customer C	14%	2%	7%

(b) Suppliers

For the years ended December 31, 2022 and 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases
	Year Ended	Accounts Payable
	December 31,	December 31,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.	22%	32%	11%

	Purchases
	Year Ended	Accounts Payable
	December 31,	December 31,	December 31,
Major Suppliers	2021	2021	2020
Zhejiang Kandi Supply Chain Management Co., Ltd.	50%	11%	9%

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

Due to the net loss for the year ended December 31, 2022, approximately 5,900,000 options and 8,131,332 warrants were excluded from the calculation of diluted loss per share, for the year ended December 31, 2022. Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the year ended December 31, 2021.

NOTE 10 - ACCOUNTS RECEIVABLE, NET

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2022	2021
Accounts receivable	$40,436,262	$55,949,582
Less: allowance for doubtful accounts	(2,285,386)	(3,053,277)
Accounts receivable, net	$38,150,876	$52,896,305

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2020	$110,269
Provision	1,147,679
Addition of allowance resulted from acquisition of Jiangxi Huiyi	1,763,231
Exchange rate difference	32,098
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	456,974
Recovery	(999,775)
Exchange rate difference	(225,090)
BALANCE AT DECEMBER 31, 2022	$2,285,386

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2022	2021
Raw material	$6,551,450	$9,291,441
Work-in-progress	4,114,550	9,116,194
Finished goods *	29,809,366	14,764,338
Inventories	$40,475,366	$33,171,973

*	As of December 31, 2022, approximately $13.6 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $700,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
At cost:
Buildings	$49,239,626	$52,481,460
Machinery and equipment	77,845,979	81,994,596
Office equipment	1,528,135	1,497,461
Motor vehicles and other transport equipment	1,810,825	1,068,616
Molds and others	10,983,573	11,852,568
	141,408,138	148,894,701
Less : Accumulated depreciation	(44,239,385)	(37,317,290)
Property, plant and equipment, net	$97,168,753	$111,577,411

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

Depreciation expenses for the years ended December 31, 2022 and 2021 were $10,165,138 and $8,650,755, respectively.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations, patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	December 31,	December 31,
	useful life	2022	2021
Gross carrying amount:
Patent	2.5-4.17 years	$4,938,765	5,000,944
Technology	4-6 years	10,003,915	10,851,104
		14,942,680	15,852,048
Less : Accumulated amortization
Patent		$(2,744,024)	(2,359,212)
Technology		(1,573,079)	(243,757)
		(4,317,103)	(2,602,969)
Less : impairment for intangible assets		(2,631,465)	-
Intangible assets, net		$7,994,112	$13,249,079

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $1,965,490 and $906,618 for the year ended December 31, 2022 and 2021, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Years ended December 31,
2023	$1,625,884
2024	1,625,884
2025	1,562,016
2026	1,344,257
2027	990,825
Thereafter	845,246
Total	$7,994,112

NOTE 14 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2022	2021
Cost of land use rights	$3,809,211	$4,131,797
Less: Accumulated amortization	(899,261)	(881,461)
Land use rights, net	$2,909,950	$3,250,336

The amortization expense for the years ended December 31, 2022 and 2021 were $88,794 and $92,628, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years ended December 31,
2023	$88,794
2024	88,794
2025	88,794
2026	88,794
2027	88,794
Thereafter	2,465,980
Total	$2,909,950

NOTE 15 - OTHER LONG-TERM ASSETS

	December 31,	December 31,
	2022	2021
Prepayments for land use right (i)	$3,917,226	4,341,496
Right - of - use asset (ii)	6,383,824	6,308,374
Others	329,861	342,139
Total other long-term asset	$10,630,911	$10,992,009

(i)	As of December 31, 2022 and December 31, 2021, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,917,226 and $4,341,496, respectively. As of December 31, 2022, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the year ended December 31, 2022 and 2021 were $87,453 and $91,229, respectively.

(ii)	As of December 31, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,697,720 and $6,308,374, respectively, as well as the amount of $686,104 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the year ended December 31, 2022 and 2021 were $121,099 and $79,557, respectively.

NOTE 16 - TAXES

(a)	Corporation Income Tax

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

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2022, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for December 31, 2022 and 2021 was a tax benefit of 3.65% on a reported loss before taxes of approximately $13.3 million and a tax expense of 21.73% on a reported income before taxes of approximately $29.2 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2022 and 2021.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2022, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

Income tax expenses for the year ended December 31, 2022 and 2021 are summarized as follows:

	For Year Ended
	December 31,
	2022	2021
Current:
Provision for CIT	$(26,465)	$2,273,175
Provision for Federal Income Tax
Deferred:
Provision for CIT	(461,045)	4,073,315

Income tax (benefit) expense	$(487,510)	$6,346,490

The reconciliation of taxes at the PRC statutory rate (25% in 2022 and 2021) to our provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

	For Year Ended
	December 31,
	2022	2021
Expected taxation at PRC statutory tax rate	$(3,334,633)	$7,302,572
Gain or loss difference due to outside basis in equity investments	-	106,289
Effect of differing tax rates in different jurisdictions	(81,257)	66,108
Effect of PRC preferential tax rates	790,053	(704,361)
Non-taxable income	(1,984,855)	(1,976,661)
Non-deductible expenses	2,315,146	1,352,085
Research and development super-deduction	(1,672,428)	(2,006,682)
(Over) Under-accrued EIT for previous years	(538,545)	323,427
Addition to valuation allowance	2,800,862	8,499,993
Divided received deduction	-	(3,023,303)
Local tax adjustment	-	1,734,997
Foreign tax credit	(84,045)	-
Other (including intercompany transaction )	1,302,192	(5,327,974)
Income tax (benefit) expense	$(487,510)	$6,346,490

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$6,759,952	$7,471,881
Loss carried forward	8,547,725	7,195,729
Total deferred tax assets	15,307,677	14,667,610
Deferred tax liabilities:
Expense	(212,143)	(411,195)
Tangible	(207,905)	-
Intangible	(1,146,339)	(1,981,862)
Revenue	(426,504)	(462,623)
Total deferred tax liability	(1,992,891)	(2,855,680)
Net deferred tax assets (liabilities)	$13,314,786	$11,811,930
less：valuation allowance	(13,260,631)	(12,052,774)
Net deferred tax assets (liabilities), net of valuation allowance	$54,155	$(240,844)

The tax effected aggregate Net Operating Loss (“NOL”) was $8.5 million and $6.2 million in tax year 2022 and 2021, which were deriving from entities in the PRC, Hong Kong and U.S. Some of the NOLs will start to expire from 2026 if they are not used. The cumulative NOL in the PRC can be carried forward for five years in general, and ten years for entities qualify High and New Technology Enterprise (“HNTE”) treatment, which is $0.6 million and $7.9 million respectfully, to offset future net profits for income tax purposes.

The Company recorded valuation allowances of $13.3 million as of December 31, 2022, against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31,2022 and 2021 are summarized as follows:

	For Year Ended
	December 31,
	2022	2021
Income(loss) before income taxes consists of:
PRC	$(10,448,802)	$30,719,006
Non-PRC	(2,889,732)	(1,508,718)
Total	$(13,338,534)	$29,210,288

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2021	$12,052,774
Additions-change to tax expense	2,800,862
Prior year true up	(655,617)
Exchange rate difference	(937,388)
Balance at December 31,2022	$13,260,631

(b)	Tax Holiday Effect

For the year ended December 31, 2022 and 2021, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the year ended December 31, 2022 and 2021.

The combined effects of income tax expense exemptions and reductions available to the Company for the year ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31,
	2022	2021
Tax benefit (holiday) credit	$1,202,615	$2,226,944
Basic net income per share effect	$0.02	$0.03

(c)	Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into US federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. We currently do not anticipate this provision of the IR Act to have any material impact on our financial position, results of operations or cash flows. The real impact of this provision will be dependent on the extent of share repurchases made in future periods.

NOTE 17 – LEASES AND RIGHT-OF-USE-ASSETS

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

The Company also elected to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. Lease terms used to compute the present value of lease payments do not include any option to extend, renew or terminate the lease that the Company is not able to reasonably certain to exercise upon the lease inception. Accordingly, operating lease right-of-use assets and liabilities do not include leases with a lease term of 12 months or less.

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

As of December 31, 2022, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $6,383,824 and lease liability was $673,493 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the years ended December 31, 2022 and 2021, the Company’s operating lease expense were $355,541 and $79,557, respectively.

Supplemental information related to operating leases was as follows:

	Year Ended
	December 31,
	2022	2021
Cash payments for operating leases	$355,541	$79,557

Maturities of lease liabilities as of December 31, 2022 were as follow:

Maturity of Lease Liabilities:	Lease payable
Years ended December 31,
2023	$216,392
2024	224,399
2025	232,702

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

On October 31, 2021, the Company completed the acquisition of 100% of the equity of Jiangxi Huiyi. The Company paid approximately RMB 50 million (approximately $7.9 million) at the closing of the transaction using cash on hand and may be required to pay future consideration of up to an additional 2,576,310 shares of common stock, or the total make good shares, upon the achievement of certain net income-based milestones in the next three years. Due to the latest COVID-19 outbreak and extended lockdown in some areas in China, in June 2022, the Company agreed with the original shareholders of Jiangxi Huiyi (the “Transferors”) to revise the conditions of the annual profit target and extension of evaluation period for the first year. Pursuant to the supplementary agreement, the Transferors have the right to obtain 858,770 KNDI shares in each of the below-mentioned periods, provided that Jiangxi Huiyi achieves a net income of 1) RMB 8 million yuan or more during the period from July 1, 2021 to September 30, 2022 (“Period I”); 2) RMB 15 million yuan or more during the period from October 1, 2022 to September 30, 2023 (“Period II”); 3) RMB 15 million yuan or more during the period from October 1, 2023 to September 30, 2024 (“Period III”). If the net income of Jiangxi Huiyi fails to reach the respective target number in any of the three periods, the shares that the Transferors are entitled to obtain in that period will be adjusted accordingly: 1) if the difference between the net income in each Period and its Target Number is less than or equivalent to 20% of its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III), the transferee or KNDI has right to directly subtract 171,754 KNDI shares from the total make good shares, and the Transferor are entitled to obtain 687,016 KNDI shares; 2) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is more than 20% of its Target Number but less than 40% of its Target Number, the transferee or KNDI has the right to directly subtract 343,508 KNDI shares from the total make good shares, and the Transferors have the right to obtain 515,262 KNDI shares; 3) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is greater than or equal to 40% of its Target Number, the transferee of KNDI has the right to directly subtract 858,770 KNDI shares from the total make good shares, and the Transferors will not have the right to obtain any shares in such year. For the period from July 1, 2021 to September 30, 2022, Jiangxi Huiyi achieved its net profit target. Accordingly, the Transferors will receive 858,770 shares of Kandi’s restrictive common stock as part of the purchase price.

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

As of December 31, 2022 and December 31, 2021, the Company’s contingent consideration liability to former members of Jiangxi Huiyi was $1,803,000 and $7,812,000, respectively.

NOTE 19 - COMMON SHARES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 1, 2021, the board of directors had authorized the repurchase of up to $20 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2022, the Company had repurchased a total of 3,488,559 common shares at an average stock price of $2.81 per share under the repurchase plan.

NOTE 20 - STOCK OPTIONS

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $2.07 per share, to the Company’s senior employees. The stock options will vest ratably over three years on October 7, 2023, October 7, 2024 and October 7, 2025, respectively, and expire on the tenth anniversary of the grant date. The Company valued the stock options at $6,704,829 and is amortizing the stock compensation expense using the graded vesting method over the service period from September 7, 2022, through October 7, 2025. The value of the stock options was estimated using the Binomial Tree Model with an expected volatility of 79.83%, an expected life of 10 years, a risk-free interest rate of 3.27% and an expected dividend yield of 0.00%. There were $1,231,566 in stock compensation expenses associated with stock options recorded for the year ended December 31, 2022.

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2020	900,000	$9.72
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	900,000	$9.72
Granted	5,000,000	2.07
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2022	5,900,000	$3.24

The fair value of each of the 900,000 options issued to the employees and directors on May 29, 2015 is $8.16 per share option. The fair value of each of the 5,000,000 options issued to the employees on September 7, 2022 is $1.34 per share.

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

For the years ended December 31, 2022 and 2021, the Company recognized $694,810 and $1,484,576 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

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

The Company’s equity method investments in the Affiliate Company for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31,
	2022	2021
Investment in the Former Affiliate Company, beginning of the period,	$-	$28,892,638
Investment decreased in 2021	-	(48,436,812)
Gain from equity sale	-	17,788,351
Reversal of prior year reduction in the equity of the Former Affiliate Company	-	3,363,015
Company’s share in net (loss) income of Former Affiliate based on 22% ownership for period from January 1, 2021 to March 9, 2021	-	(2,692,225)
Non-controlling interest	-	99,891
Prior year unrealized profit realized	-	-
Subtotal	-	(2,592,334)
Exchange difference	-	985,142
Investment in Former Affiliate Company, end of the period	$-	$-

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,899,685 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. The settlement was executed starting from May 2019. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of December 31, 2022 and December 31, 2021, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

The following table sets forth disaggregation of revenue:

	Year Ended December 31,
	2022	2021
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$65,871,112	$32,669,996
China	51,941,937	58,816,388
Total	$117,813,049	$91,486,384

Major products
EV parts	$8,964,094	$25,348,003
EV products	7,926,233	1,478,566
Off-road vehicles and associated parts	70,622,278	29,336,693
Electric Scooters, Electric Self-Balancing Scooters and associated parts	4,616,683	30,018,290
Battery exchange equipment and Battery exchange service	1,691,486	785,183
Lithium-ion cells	23,992,275	4,519,649
Total	$117,813,049	$91,486,384

Timing of revenue recognition
Products transferred at a point in time	$117,813,049	$91,486,384
Total	$117,813,049	$91,486,384

NOTE 25 - PRE-EXISTED VIE

The consolidated financial statements included in this Form 10-K reflect the results of operations, financial position and cash flows of the registrant, Delaware incorporated parent company together with those of its subsidiaries, on a consolidated basis.

The Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies, effective March 14, 2022. The Company no longer has any VIE subsequent to March 14, 2022. Hence, there was no pre-existed VIE as of December 31, 2022.

The tables below summarized the cash flows between the Company’s pre-existed VIE and other non-VIE entities for the year ended December 31, 2021:

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

Intercompany activities between non-VIE subsidiaries and VIE

The tables below present intercompany activities between non-VIE subsidiaries and VIE, balances for receivables and payables between non-VIE subsidiaries and VIE for the year ended December 31, 2021.

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

NOTE 26 - SUBSEQUENT EVENT

On March 13, 2023 (the “Signing Date”), Kandi Technologies Group, Inc., a Delaware corporation (the “Company”), entered into an Equity Incentive Agreement (the “Equity Incentive Agreement”) with Pan Guoqing (the “Receiving Party”), who is the presentative of the project management team of the project of crossover golf carts of Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi EV Hainan”), a wholly owned subsidiary of the Company organized under the laws of the People’s Republic of China. The Receiving Party was originally the management team of golf crossover project of Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), a company organized under the laws of the People’s Republic of China. The Receiving Party has agreed to be employed as management team of Kandi EV Hainan, responsible for the operation of the golf crossover project of Kandi EV Hainan, and stop production and operation of Hainan Kandi Holding’s business. An English translated copy of the Equity Incentive Agreement is filed as an exhibit and incorporated by reference in its entirety to this report.

Pursuant to the Equity Incentive Agreement, for the next three calendar years ending in December 31, 2025 (the “Incentive Period”), the Company will provide equity incentives to the Receiving Party, subject to the Receiving Party meeting certain performance milestones in its role as the management team of the golf crossover project (the “Crossover Project”) of Kandi EV Hainan. The performance milestones are measured in terms of the net profit of the Crossover Project after deducting relevant operating costs and income taxes, excluding various incentives, allowances and rebates, among others, and shall be audited and confirmed by the third party auditor designated by the granting party, or the Company. The net profit target (the “Net Profit Target”) for the Incentive Period is RMB 150 million (approximately $21,719,613), with an annual net profit target (the “Annual Net Profit Target”) of RMB 50 million (approximately $7,239,871). Should the Receiving Party meet or exceed the Net Profit Target over the Incentive Period, the Company will issue to the Receiving Party as incentive compensation up to a maximum of 5,957,811 shares (the “Maximum Incentive Shares”) of the Company’s common stock (the “Incentive Shares”). The amount of Incentive Shares issued within each calendar year of the Incentive Period is adjusted based on the net profit of the Crossover Project within that calendar year. If the net profit of every of the three calendar years is below 60% of the Annual Net Profit Target, the Receiving Party will receive no Incentive Shares. If the net profit of every of the three calendar years is at or above the Annual Net Profit Target, the Receiving Party will receive the Maximum Incentive Shares, with higher performance resulting in receiving the Incentive Shares earlier. If the net profit of every of the three calendar years fall between 60% of the Annual Net Profit Target and the Annual Net Profit Target, the Receiving Party will receive an amount of Incentive Shares below the Maximum Incentive Shares.

The Receiving Party has no relationship to the Company other than as described above. The Equity Incentive Agreement is subject to shareholders approval.

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2022. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2022, the last day of our fiscal year of 2022. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2022 based on those criteria.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Kreit & Chiu CPA LLP, has audited the effectiveness of our ICFR as of December 31, 2022 as stated in their report which is attached to the auditors’ reports included under item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Except as set forth in NOTE 26 - SUBSEQUENT EVENT under Item 8. Financial Statements and Supplementary Data, our management is currently not aware of any other information that would have a significant effect on the Company’s results of operation or financial statements. For the detailed discussion of other information that may materially influence the Company’s results of operation of financial statements, please refer to NOTE 26 - SUBSEQUENT EVENT under Item 8. Financial Statements and Supplementary Data, which is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 10, 2023:

Name	Age	Position	Served From
Hu Xiaoming	66	Chairman of the Board	June 2007
Lim Jehn Ming	40	Chief Financial Officer	May 2020
Chen Liming (1),(2),(3)	86	Director (Independent)	May 2012
Lin Yi (2),(3)	70	Director (Independent)	May 2017
Jerry Lewin (1)	68	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	69	Director (Independent)	July 2011
Dong Xueqin (4)	41	Chief Executive Officer, President, Director	December 2021
Wang Lin	34	Director	December 2019

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee
(4)	Dr. Dong Xueqin has been appointed to be the Chief Executive Officer of the Company effective January 10, 2023.

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming was appointed as our Chief Executive Officer, President and Chairman of the Board in June 2007. Prior to joining the Company, from October 2003 to April 2005, Mr. Hu served as the Project Manager (Chief Scientist) in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. From October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Wan Xiang Battery Company. Mr. Hu personally owned four invention patents and seven utility model patents, which he transferred to the Company in fiscal year 2012. He resigned to be our Chief Executive Officer effective January 9, 2023.

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

Dong Xueqin was appointed as our Chief Executive Officer and President effective January 10, 2023. He received a Doctor Engineering degree in Vehicle Engineering from Shanghai Tongji University. Dr. Dong has rich practical experience and extensive knowledge and expertise in the fields of automotive engineering, automotive safety and others. He has successively served as the General Manager of Jiangsu Xingchi Electric Power Technology Co., Ltd, the Deputy General Manager of Jiangsu Yixing Vehicles Co., Ltd, the General Manager of Yijue Automobile (Shanghai) Co., Ltd, the Deputy General Manager of business department of Automobile Design and Research Institute Co., Ltd. of Shanghai Tongji University, and the R & D Engineer of Jiangling Automobile Co., Ltd. In addition, Mr. Dong has also participated in multiple technology R & D projects, including the research and development of Class AO small urban pure electric vehicle, and test, evaluation and standard technology related to whole electric vehicle and its parts as well as infrastructures in the “863” Project of China Ministry of Science and Technology; safety technology of electric vehicles in typical crash mode in the Project of Shanghai Bureau of Quality and Technical Supervision; and so on. Furthermore, he has published 11 papers on automobile and electric vehicle engineering technology. Mr. Dong also owns 18 utility model patents, 2 invention patents and 1 appearance design patent.

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

Board Diversity Matrix (As of March 10, 2023)

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

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our “Code of Business Conduct and Ethics” is included as exhibit 14.1 to our annual report on Form 10-K filed on March 16, 2015. A copy of our “Code of Business Conduct and Ethics” will be provided to you without charge upon written request to Dong Xueqin, Chief Executive Officer, Kandi Technologies Group, Inc., Jinhua City Industrial Zone, Jinhua, Zhejiang Province, People’s Republic of China, 321016. You may also access these filings at our web site under the investor relations link at http://en.kandivehicle.com

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2022, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: (i) Henry Yu did not timely file Form 4s after being granted 5,000 shares and 5,000 shares on February 2, 2022 and July 29, 2022. (ii) Jerry Lewin did not timely file Form 4s after being granted 5,000 shares and 5,000 shares on February 2, 2022 and July 29, 2022.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2022 and 2021, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2022 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2022. The individuals listed in the table below are referred to as the “named executive officers”.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(4)	($)(5)	($)	($)	($)	($)
Hu Xiaoming (1)	2022	$53,505	-	$122,500	-	-	-	-	$176,005
CEO, President and Chairman of the Board	2021	$55,815	-	$288,000	-	-	-	-	$343,815

Lim Jehn Ming	2022	$120,000	-	$18,540	-	-	-	-	$138,540
CFO	2021	$120,000	-	$18,540	-	-	-	-	$138,540

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007. He resigned to be CEO of the Company effective January 9, 2023.

(2)	Mr. Lim was appointed as the Company’s CFO, effective May 15, 2020.

(3)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

Salary and Incentive Compensation

In fiscal 2022, the primary components of our executive compensation programs were base salary and equity compensation.

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

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior executives. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2022, 3,000,000 shares have been exercised, and 1,000,000 shares have been forfeited.

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

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2022, by those individuals who served as our named executive officers during any part of fiscal year 2022.

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

Employment Agreements

Zhejiang Kandi Technologies has a three-year-term employment agreement with Mr. Hu, expiring June 9, 2023. The agreement provides an annual salary for Mr. Hu with bonuses to be decided at the discretion of our Board at the year end.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2022 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$8,917	-	-	-	-	-	$8,917

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$8,917	-	-	-	-	-	$8,917

Wang Lin	$33,589	4,900	-	-	-	-	$38,489

Dong Xueqin	$54,842	-	-	-	-	-	$54,842

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2022, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. As of December 31, 2022, 110,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.
(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2022, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Henry Yu	0	110,000	(1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	110,000
Wang Lin	0	0
Dong Xueqin	0	0

(1)	Besides the 110,000 shares of restricted common stock, Mr. Yu owns additional 15,500 shares of the Company’s common stock that he purchased from the open market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 10, 2023, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 74,190,171 shares of our Common Stock outstanding on March 10, 2023. Unless indicated otherwise, the mailing address of each beneficial owner is Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China 321016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,376,481	(1)	19.38%
Common Stock	Jehn Ming Lim	1,500		*
Common Stock	Henry Yu	138,510		*
Common Stock	Jerry Lewin	115,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Dong Xueqin	-		-
Common Stock	Wang Lin	9,000		*
All officers and directors		14,640,491		19.73%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited(3)	12,821,404	(2)	17.28%

*	Less than 1%

(1)	Includes (i) 1,555,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.

(2)	On March 29, 2010, Hu Xiaoming, our Chairman of the Board of Directors, previous Chief Executive Officer, and President , became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the common stock in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.
(3)	Based solely on the Schedule 13G filed by Invesco Ltd filed with the SEC on February 10, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On February 18, 2021, Zhejiang Kandi Technologies signed an Equity Transfer Agreement with Geely to transfer all of its remaining 22% equity interests in the Affiliate Company to Geely. The equity transfer was completed on March 9, 2021. For detailed discussion of Transactions with Related Parties, please refer to NOTE 22 – EQUITY METHOD INVESTMENT IN THE AFFILIATE COMPANY.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, Kreit & Chiu CPA LLP for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
Audit Fees	$410,000	$350,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$5,600	$-
TOTAL FEES	$415,600	$350,000

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.2	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

4.3	Form of the Investor Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.4	Form of the Placement Agent Warrant in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

4.5	Description of Securities Registered Pursuant to Section 12 of the Exchange Act. [Incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 15, 2022].

10.1	Form of the Director Agreement. [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Form of the Employment Contract by and between Zhejiang Kandi Technologies Group Co., Ltd. and the executive officer. [Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Voting Agreement, dated January 21, 2010, by and between the Company and Excelvantage Group Limited. [Incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2010]

10.5	The Agreement of Establishment Kandi New Energy Vehicles Co., Ltd., dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming, and its supplement, dated January 31, 2011. [Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.6	The Share Escrow and Trust Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.7	The Contractor Agreement, dated May 18, 2010, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 2011]

10.8	Loan Agreement, dated January 31, 2011, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Hu Xiaoming. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2011]

10.9	Joint Venture Agreement of Establishment of Zhejiang Kandi Electric Vehicles Co., Ltd., by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shanghai Maple Guorun Automobile Co., Ltd., dated March 22, 2013. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2013]

10.10	Zhejiang Wanxiang Ener1 Power System Co., Ltd. Sales Contract, between JinhuaKandi New Energy Vehicles Co., Ltd. and Zhejiang Wanxiang Ener1 Power System Co., Ltd., dated October 23, 2013. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 17, 2014]

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2008 Omnibus Long-Term Incentive Plan of Kandi Technologies Group, Inc. [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2016]

10.12	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.13	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.14	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.15	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.16	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020]

10.17	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020]

10.18	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.19	Placement Agent Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.20	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.21	Placement Agent Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.22	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021. [Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021]

10.23	English Translated Version of the Transfer Agreement Between Mr. Hu and Zhejiang Kandi Technologies Group Co., Ltd. Regarding the 50% Equity Interests Transfer in the VIE Dated March 7, 2022. [Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

10.24	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

10.25	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

10.26	English Translation of the Equity Incentive Agreement by and among the Company and certain receiving parties, dated March 13, 2023.

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries [Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

23.1	Consent of Kreit & Chiu CPA LLP †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Consent of Zhejiang Lizhou (Jinhua) Law Firm†

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Exhibits filed herewith.

*	Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 16, 2023	By:	/s/ Dong Xueqin
Dong Xueqin
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dong Xueqin	President and Chief Executive Officer	March 16, 2023
Dong Xueqin	(Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	March 16, 2023
Jehn Ming Lim	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hu Xiaoming	Chairman of the Board	March 16, 2023
Hu Xiaoming

/s/ Chen Liming	Director	March 16, 2023
Chen Liming

/s/ Lin Yi	Director	March 16, 2023
Lin Yi

/s/ Jerry Lewin	Director	March 16, 2023
Jerry Lewin

/s/ Henry Yu	Director	March 16, 2023
Henry Yu

/s/ Wang Lin	Director	March 16, 2023
Wang Lin