Form 10-Q
period 2023-03-31
Kandi Technologies Group, Inc.
filed 2023-05-10
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 4, 2023, the registrant had 77,678,730 shares of common stock issued and 74,190,171 shares of common stock outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$75,133,544	$84,063,717
Restricted cash	62,949,702	66,976,554
Certificate of deposit	100,484,949	81,191,191
Accounts receivable (net of allowance for doubtful accounts of $2,295,570 and $2,285,386 as of March 31, 2023 and December 31, 2022, respectively)	28,275,773	38,150,876
Inventories	47,303,083	40,475,366
Notes receivable	291,202	434,461
Other receivables	8,940,359	11,912,615
Prepayments and prepaid expense	3,227,740	2,970,261
Advances to suppliers	1,049,800	3,147,932
TOTAL CURRENT ASSETS	327,656,152	329,322,973

NON-CURRENT ASSETS
Property, plant and equipment, net	95,606,862	97,168,753
Intangible assets, net	7,631,452	7,994,112
Land use rights, net	2,901,166	2,909,950
Construction in progress	232,485	199,837
Deferred tax assets	1,432,527	1,432,527
Long-term investment	145,630	144,984
Goodwill	33,301,291	33,178,229
Other long-term assets	10,568,944	10,630,911
TOTAL NON-CURRENT ASSETS	151,820,357	153,659,303

TOTAL ASSETS	$479,476,509	$482,982,276

CURRENT LIABILITIES
Accounts payable	$31,681,798	$35,321,262
Other payables and accrued expenses	11,696,505	14,131,414
Short-term loans	4,210,589	5,569,154
Notes payable	20,047,569	19,123,476
Income tax payable	850,729	1,270,617
Other current liabilities	6,024,221	6,089,925
TOTAL CURRENT LIABILITIES	74,511,411	81,505,848

NON-CURRENT LIABILITIES
Deferred taxes liability	1,378,372	1,378,372
Contingent consideration liability	2,164,000	1,803,000
Other long-term liabilities	548,418	602,085
TOTAL NON-CURRENT LIABILITIES	4,090,790	3,783,457

TOTAL LIABILITIES	78,602,201	85,289,305

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,678,730 and 77,668,730 shares issued and 74,190,171 and 74,180,171 outstanding at March 31,2023 and December 31,2022, respectively	77,679	77,669
Less: Treasury stock (3,488,559 shares with average price of $2.81 at both March 31,2023 and December 31,2022 )	(9,807,820)	(9,807,820)
Additional paid-in capital	452,376,828	451,373,645
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at March 31, 2023 and December 31, 2022, respectively)	(16,368,875)	(16,339,765)
Accumulated other comprehensive loss	(26,750,552)	(28,333,239)
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	399,527,260	396,970,490

Non-controlling interests	1,347,048	722,481
TOTAL STOCKHOLDERS’ EQUITY	400,874,308	397,692,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,476,509	$482,982,276

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

REVENUES FROM UNRELATED PARTIES, NET	$22,862,108	$24,891,404
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	-

REVENUES, NET	22,862,108	24,891,404

COST OF GOODS SOLD	(14,832,878)	(22,504,241)

GROSS PROFIT	8,029,230	2,387,163

OPERATING INCOME (EXPENSE):
Research and development	(878,980)	(1,140,586)
Selling and marketing	(1,827,729)	(1,193,699)
General and administrative	(7,559,452)	(5,756,531)
TOTAL OPERATING EXPENSE	(10,266,161)	(8,090,816)

LOSS FROM OPERATIONS	(2,236,931)	(5,703,653)

OTHER INCOME (EXPENSE):
Interest income	2,100,343	1,222,304
Interest expense	(173,370)	(148,144)
Change in fair value of contingent consideration	(361,000)	2,690,000
Government grants	620,404	244,098
Other income, net	266,465	43,782
TOTAL OTHER INCOME, NET	2,452,842	4,052,040

INCOME (LOSS) BEFORE INCOME TAXES	215,911	(1,651,613)

INCOME TAX BENEFIT	379,546	32,600

NET INCOME (LOSS)	595,457	(1,619,013)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	624,567	(2,957)

NET LOSS ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	(29,110)	(1,616,056)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,582,687	1,009,811

COMPREHENSIVE INCOME (LOSS)	$2,178,144	$(609,202)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	74,186,504	76,289,846
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	75,095,595	76,289,846

NET INCOME (LOSS) PER SHARE, BASIC	$0.01	$(0.02)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.01	$(0.02)

See accompanying notes to condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	25,000	25	-	92,925	-	-	-	92,950
Stock buyback	-	-	(1,570,324)	(13,236)	-	-	-	(1,583,560)
Capital contribution from shareholder	-	-	-	-	-	-	1,198,398	1,198,398
Net loss	-	-	-	-	(1,616,056)	-	(2,957)	(1,619,013)
Foreign currency translation	-	-	-	-	-	1,009,811	-	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2022	77,668,730	$77,669	$(9,807,820)	$451,373,645	$(16,339,765)	$(28,333,239)	$722,481	$397,692,971
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Stock based compensation	-	-	-	980,893	-	-	-	980,893
Net income (loss)	-	-	-	-	(29,110)	-	624,567	595,457
Foreign currency translation	-	-	-	-	-	1,582,687	-	1,582,687

Balance, March 31, 2023	77,678,730	$77,679	$(9,807,820)	$452,376,828	$(16,368,875)	$(26,750,552)	$1,347,048	$400,874,308

See accompanying notes to condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$595,457	$(1,619,013)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,051,089	3,294,499
Provision (reversal) of allowance for doubtful accounts	-	4,389
Change in fair value of contingent consideration	361,000	(2,690,000)
Stock award and stock based compensation expense	1,003,818	22,925

Changes in operating assets and liabilities:

Accounts receivable	6,275,418	5,197,268
Notes receivable	358,114	1,965,596
Inventories	(6,750,531)	2,498,914
Other receivables and other assets	3,108,680	(790,486)
Advances to supplier and prepayments and prepaid expenses	1,865,040	1,425,684

Increase (Decrease) In:
Accounts payable	6,097,620	3,088,095
Other payables and accrued liabilities	(2,752,663)	(1,688,414)
Notes payable	(5,413,459)	(4,401,457)
Income tax payable	(437,385)	(119,559)
Net cash provided by operating activities	$7,362,198	$6,188,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(562,717)	(709,881)
Payment for construction in progress	(72,188)	(246,971)
Certificate of deposit	(19,001,959)	(15,759,448)
Net cash used in investing activities	$(19,636,864)	$(16,716,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	5,040,000	500,000
Repayments of short-term loans	(6,398,565)	-
Contribution from non-controlling shareholder	-	803,732
Purchase of treasury stock	-	(1,583,561)
Net cash used in by financing activities	$(1,358,565)	$(279,829)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(13,633,231)	$(10,807,688)
Effect of exchange rate changes	$676,206	$352,415
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$138,083,246	$158,220,734
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	75,133,544	99,997,938
-RESTRICTED CASH AT END OF PERIOD	62,949,702	58,222,796

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$17,433	$5,496
Interest paid	$99,960	$37,116

SUPPLEMENTAL NON-CASH DISCLOSURES:
Contribution from non-controlling shareholder by inventories, fixed assets and intangible assets	$-	$393,986

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
Non-affiliated Entities
33.3%
66.7%
Hainan Kandi Holding New Energy Technology Co., Ltd. ("Hainan Kandi Holding")

NOTE 2 - LIQUIDITY

The Company had working capital of $253,144,741 as of March 31, 2023, an increase of $5,327,616 from the working capital of $247,817,125 as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $75,133,544 and $84,063,717, respectively, and the Company’s restricted cash was $62,949,702 and $66,976,554, respectively. As of March 31, 2023 and December 31, 2022, the Company had multiple certificates of deposit with a total amount of $100,484,949 and $81,191,191, respectively. These certificates of deposit have an annual interest rate from 3.10% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries do not have any short-term bank loans and the US subsidiaries have $4.2 million short-term bank loans outstanding as of March 31, 2023.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In management’s opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s business, financial position, operating results, cash flows, risk factors and other matters, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) filed with SEC on March 16, 2023.

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

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 6 - Summary of Significant Accounting Policies” of the Company’s 2022 Form 10-K.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company has adopted this accounting pronouncement from January 1, 2023, and there was no material impact on its consolidated financial statements from the adoption.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended March 31, 2023 and 2022, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Three Months
	Ended
	March 31，	March 31，	December 31，
Major Customers	2023	2023	2022
Customer A	62%	-	1%

	Sales	Trade Receivable
	Three Months
	Ended
	March 31，	March 31，	December 31，
Major Customers	2022	2022	2021
Customer B	13%	8%	-
Customer C	10%	3%	2%
Customer D	10%	-	-

(b) Suppliers

For the three-month period ended March 31, 2023, there were no suppliers that accounted for more than 10% of the Company’s total purchases. For the three-month period ended March 31, 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

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

Due to the average market price of the common stock during the period being below the exercise price of certain options and warrants, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month ended March 31, 2023. On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of 5,000,000 stock options, at an exercise price of $2.07 per share. There were dilutive effects of 909,091 shares for the three-month period ended March 31, 2023.

Due to the average market price of the common stock during the period below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month period ended March 31, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2023	2022
Accounts receivable	$30,571,343	$40,436,262
Less: allowance for doubtful accounts	(2,295,570)	(2,285,386)
Accounts receivable, net	$28,275,773	$38,150,876

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	456,974
Recovery	(999,775)
Exchange rate difference	(225,090)
BALANCE AT DECEMBER 31, 2022	$2,285,386
Exchange rate difference	10,184
BALANCE AT MARCH 31, 2023	$2,295,570

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2023	2022
Raw material	$6,871,757	$6,551,450
Work-in-progress	7,662,294	4,114,550
Finished goods *	32,769,032	29,809,366
Inventories	$47,303,083	$40,475,366

*	As of March 31, 2023, approximately $22.8 million of inventory of off-roads and EVs held by SC Autosports were pledged as collateral for the $2,000,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
At cost:
Buildings	$49,916,484	$49,239,626
Machinery and equipment	76,311,324	77,845,979
Office equipment	1,543,757	1,528,135
Motor vehicles and other transport equipment	1,818,895	1,810,825
Molds and others	12,972,967	10,983,573
	142,563,427	141,408,138
Less : Accumulated depreciation	(46,956,565)	(44,239,385)
Property, plant and equipment, net	$95,606,862	$97,168,753

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the environmental protection, planning, fire protection, conservation of water and soil, and drainage of the Hainan factory have all passed the acceptance inspection, and are currently undergoing the archive acceptance. The Hainan factory is ready for formal production.

Depreciation expenses for the three months ended March 31, 2023 and 2022 were $2,578,224 and $2,701,507, respectively.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations, patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	March 31,	December 31,
	useful life	2023	2022
Gross carrying amount:
Patent	2.25-3.92 years	$4,960,775	4,938,765
Technology	3.75-5.75 years	7,405,304	10,003,915
		12,366,079	14,942,680
Less : Accumulated amortization
Patent		$(2,911,819)	(2,744,024)
Technology		(1,822,808)	(1,573,079)
		(4,734,627)	(4,317,103)
Less : impairment for intangible assets		-	(2,631,465)
Intangible assets, net		$7,631,452	$7,994,112

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income and were $399,757 and $514,169 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Nine months ended December 31, 2023	$1,199,271
Years ended December 31,
2024	1,599,030
2025	1,536,217
2026	1,326,047
2027	1,017,076
Thereafter	953,811
Total	$7,631,452

NOTE 14 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	March 31,	December 31,
	2023	2022
Cost of land use rights	$3,826,186	$3,809,211
Less: Accumulated amortization	(925,020)	(899,261)
Land use rights, net	$2,901,166	$2,909,950

The amortization expenses for the three months ended March 31, 2023 and 2022, were $21,831 and $23,538, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Nine months ended December 31, 2023	$65,494
Years ended December 31,
2024	87,326
2025	87,326
2026	87,326
2027	87,326
Thereafter	2,486,368
Total	$2,901,166

NOTE 15 - OTHER LONG TERM ASSETS

Other long term assets as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
Prepayments for land use right (i)	$3,913,260	3,917,226
Right - of - use asset (ii)	6,325,177	6,383,824
Others	330,507	329,861
Total other long-term asset	$10,568,944	$10,630,911

(i)	As of March 31, 2023 and December 31, 2022, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,913,260 and $3,917,226, respectively. As of March 31, 2023, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended March 31, 2023 and 2022 were $21,502 and $23,183, respectively.

(ii)	As of March 31, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,693,446 and $5,697,720, respectively, as well as the amount of $631,731 and $686,104 related to the lease of Hangzhou office starting January 1, 2022, respectively. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended March 31, 2023 and 2022 were $29,775 and $32,102, respectively.

NOTE 16 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi have successfully re-applied for such certificates when their prior certificates expired. Kandi Hainan has been qualified as a HNTE since 2020. Therefore, it will apply for its first renewal when eligible. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2023, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was a tax benefit of 175.79% on a reported income before taxes of approximately $0.2 million, a tax benefit of 1.97% on a reported loss before taxes of approximately $1.7 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the three months ended March 31, 2023 and 2022 was tax benefit of $379,546 and tax benefit of $32,600, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2023, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2023, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

(b) Tax Holiday Effect

For the three months ended March 31, 2023 and 2022, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the three months ended March 31, 2023 and 2022.

The combined effects of income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
Tax benefit (holiday) credit	$433,950	$154,097
Basic net income per share effect	$0.01	$0.00

NOTE 17 - LEASES AND RIGHT-OF-USE-ASSETS

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. This land use rights was wholly prepaid.

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. The Company has paid the first year of lease and deposit amount of $262,309.

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

As of March 31, 2023, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $6,325,177 and lease liability was $622,156 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended March 31, 2023 and 2022, the Company’s operating lease expense were $87,417 and $94,250, respectively.

Supplemental information related to operating leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
Cash payments for operating leases	$29,775	$94,250

Maturities of lease liabilities as of March 31, 2023 were as follow:

Maturity of Lease Liabilities:	Lease payable
Years ended December 31, 2023	$163,018
2024	225,399
2025	233,739

NOTE 18 - CONTINGENT CONSIDERATION LIABILITY

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

As of March 31, 2023 and December 31, 2022, the Company’s contingent consideration liability to former members of Jiangxi Huiyi was $2,164,000 and $1,803,000, respectively.

NOTE 19 - STOCK OPTIONS

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $2.07 per share, to the Company’s senior employees. The stock options will vest ratably over three years on October 7, 2023, October 7, 2024 and October 7, 2025, respectively, and expire on the tenth anniversary of the grant date. The Company valued the stock options at $$6,704,829 and has amortized the stock compensation expense using the graded vesting method over the service period from September 7, 2022, through October 7, 2025. The value of the stock options was estimated using the Binomial Tree Model with an expected volatility of 79.83%, an expected life of 10 years, a risk-free interest rate of 3.27% and an expected dividend yield of 0.00%. There were $980,893 and $0 in stock compensation expenses associated with stock options booked for the three months ended March 31, 2023 and 2022, respectively.

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

As compensation for Ms. Kewa Luo’s services as the Company’s investor relation officer, the Board authorized the Company to compensate Ms. Kewa Luo with 2,500 shares of the Company’s common stock every three months, beginning in September 2013.

On May 15, 2020, the Board appointed Mr. Jehn Ming Lim as the Chief Financial Officer. Mr. Lim was entitled to receive 6,000 shares of the common stock annually, which shall be issuable evenly on each six-month anniversary hereof.

On January 10, 2023, the Board appointed Dr. Xueqin Dong as the Chief Executive Officer, Dr. Dong was entitled to receive 20,000 shares of the common stock.

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

The Receiving Party has no relationship to the Company other than as described above. The Equity Incentive Agreement is subject to the Company’s approval.

For the three months ended March 31, 2023 and 2022, the Company recognized $22,925 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management and consultants under General and Administrative Expenses, respectively.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1)	Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,912,607 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. The settlement was executed starting from May 2019. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2)	Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of March 31, 2023 and December 31, 2022, none of the Company’s land use rights or plants and equipment was pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

In December 2020, a putative securities class action was filed against Kandi and certain of its current officers in the United States District Court for the Eastern District of New York. The complaint generally alleges violations of the federal securities laws based on claims made in a report issued by Hindenburg Research in November 2020, and seeks damages on behalf of a putative class of shareholders who purchased or acquired Kandi’s securities prior to March 15, 2019. Kandi moved to dismiss in February 2022, and that motion remains pending.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended March 31
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$20,717,818	$10,736,375
China	2,144,290	14,155,029
Total	$22,862,108	$24,891,404

Major products
EV parts	$27,365	$3,667,778
EV products	-	339,955
Off-road vehicles and associated parts	20,786,134	10,713,741
Electric Scooters, Electric Self-Balancing Scooters and associated parts	145,991	2,127,365
Battery exchange equipment and Battery exchange service	97,683	25,511
Lithium-ion cells	1,804,935	8,017,054
Total	$22,862,108	$24,891,404

Timing of revenue recognition
Products transferred at a point in time	$22,862,108	$24,891,404
Total	$22,862,108	$24,891,404

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the 2022 Form 10-K and those set forth from time to time in our other filings with the SEC. These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2022 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

For the three months ended March 31, 2023, the Company recognized total revenue of $22,862,108 as compared to $24,891,404 for the same period of 2022, a decrease of $2,029,296 or 8.2%. For the three months ended March 31, 2023, we recorded $8,029,230 of gross profit, an increase of $5,642,067 or 236.4% from $2,387,163 for the same period of 2022. Gross margin for the three months ended March 31, 2023, was 35.1%, compared to 9.6% for the same period of 2022. We recorded a net income of $595,457 for the three months ended March 31, 2023, compared to a net loss of $1,619,013 in the same period of 2022, an increase of $2,214,470.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	% of Revenue	March 31, 2022	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$22,862,108	100.0%	$24,891,404	100.0%	(2,029,296)	(8.2)%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	-	0.0%	-	-

REVENUES, NET	22,862,108	100.0%	24,891,404	100.0%	(2,029,296)	(8.2)%

COST OF GOODS SOLD	(14,832,878)	(64.9%)	(22,504,241)	(90.4%)	7,671,363	(34.1)%

GROSS PROFIT	8,029,230	35.1%	2,387,163	9.6%	5,642,067	236.4%

OPERATING INCOME (EXPENSE):
Research and development	(878,980)	(3.8%)	(1,140,586)	(4.6%)	261,606	(22.9)%
Selling and marketing	(1,827,729)	(8.0%)	(1,193,699)	(4.8%)	(634,030)	53.1%
General and administrative	(7,559,452)	(33.1%)	(5,756,531)	(23.1%)	(1,802,921)	31.3%
TOTAL OPERATING EXPENSE	(10,266,161)	(44.9%)	(8,090,816)	(32.5%)	(2,175,345)	26.9%

LOSS FROM OPERATIONS	(2,236,931)	(9.8%)	(5,703,653)	(22.9%)	3,466,722	(60.8)%

OTHER INCOME (EXPENSE):
Interest income	2,100,343	9.2%	1,222,304	4.9%	878,039	71.8%
Interest expense	(173,370)	(0.8%)	(148,144)	(0.6%)	(25,226)	17.0%
Change in fair value of contingent consideration	(361,000)	(1.6%)	2,690,000	10.8%	(3,051,000)	(113.4)%
Government grants	620,404	2.7%	244,098	1.0%	376,306	154.2%
Other income, net	266,465	1.2%	43,782	0.2%	222,683	508.6%
TOTAL OTHER INCOME, NET	2,452,842	10.7%	4,052,040	16.3%	(1,599,198)	(39.5)%

INCOME (LOSS) BEFORE INCOME TAXES	215,911	0.9%	(1,651,613)	(6.6%)	1,867,524	(113.1)%

INCOME TAX BENEFIT	379,546	1.7%	32,600	0.1%	346,946	1064.3%

NET INCOME (LOSS)	595,457	2.6%	(1,619,013)	(6.5%)	2,214,470	(136.8)%

(a) Revenue

For the three months ended March 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $22,862,108 compared to $24,891,404 for the same period of 2022, representing a decrease of $2,029,296 or 8.2%.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	Sales	Sales
EV parts	$27,365	$3,667,778
EV products	-	339,955
Off-road vehicles and associated parts	20,786,134	10,713,741
Electric Scooters, Electric Self-Balancing Scooters and associated parts	145,991	2,127,365
Battery exchange equipment and Battery exchange service	97,683	25,511
Lithium-ion cells	1,804,935	8,017,054
Total	$22,862,108	$24,891,404

EV Parts

During the three months ended March 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $27,365, representing a decrease of $3,640,413 or 99.3% from $3,667,778 for the same quarter of 2022. The decrease was primarily due to the reduced demand from the market during the three months ended March 31, 2023. In addition, due to the large demand from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue for the three months ended March 31, 2023 primarily consisted of revenue from the sales of battery packs, body parts, EV controllers, air conditioning units and other auto parts for use in the manufacturing of EV products. These sales accounted for 0.1% of total sales.

EV Products

During the three months ended March 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $0, representing a decrease of 100% from $339,955 for the same quarter of 2022. The decrease was primarily due to less demand from the market for our EV products. In addition, due to the large demand from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for 0% of the total net revenue for the three months ended March 31, 2023.

Off-Road Vehicles and Associated Parts

During the three months ended March 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles and associated parts, including go karts, all-terrain vehicles (“ATVs”) and others, were $20,786,134, representing an increase of $10,072,393 or 94.0% from $10,713,741, for the same quarter of 2022. The increase was primarily because of the increasing sales of our crossover golf carts in US market during the three months ended March 31, 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 90.9% of the total net revenue for the three months ended March 31, 2023.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended March 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $145,991, representing a decrease of $1,981,374 or 93.1% from $2,127,365, for the same quarter of 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.6% of the total net revenue for the three months ended March 31, 2023.

Battery Exchange Equipment and Battery Exchange Service

During the three months ended March 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $97,683, representing an increase of $72,172 or 282.9% from $25,511 for the same period of 2022, due to increase of demands from the car-hailing platforms.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.4% of the total net revenue for the three months ended March 31, 2023.

Lithium-ion cells

During the three months ended March 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $1,804,935, representing a decrease of $6,212,119 or 77.5% from $8,017,054, for the same quarter of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ sale of lithium-ion cells business line accounted for approximately 7.9% of the total net revenue for the three months ended March 31, 2023.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Three Months Ended March 31,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$20,717,818	$10,736,375
China	2,144,290	14,155,029
Total	$22,862,108	$24,891,404

Major products
EV parts	$27,365	$3,667,778
EV products	-	339,955
Off-road vehicles and associated parts	20,786,134	10,713,741
Electric Scooters, Electric Self-Balancing Scooters and associated parts	145,991	2,127,365
Battery exchange equipment and Battery exchange service	97,683	25,511
Lithium-ion cells	1,804,935	8,017,054
Total	$22,862,108	$24,891,404

Timing of revenue recognition
Products transferred at a point in time	$22,862,108	$24,891,404
Total	$22,862,108	$24,891,404

(b) Cost of goods sold

Cost of goods sold was $14,832,878 during the three months ended March 31, 2023, representing a decrease of $7,671,363, or 34.1%, compared to $22,504,241 for the same period of 2022. The decrease was primarily due to the corresponding decrease in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the three months ended March 31, 2023 and 2022 are as set forth below:

	Three Months Ended March 31,
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$27,365	35,366	(8,001)	-29.2%	$3,667,778	3,328,203	339,575	9.3%
EV products	-	-	-	-	339,955	319,715	20,240	6.0%
Off-road vehicles and associated parts	20,786,134	12,657,151	8,128,983	39.1%	10,713,741	9,288,200	1,425,541	13.3%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	145,991	144,230	1,761	1.2%	2,127,365	1,855,115	272,250	12.8%
Battery exchange equipment and Battery exchange service	97,683	67,053	30,630	31.4%	25,511	31,720	(6,209)	-24.3%
Lithium-ion cells	1,804,935	1,929,078	(124,143)	-6.9%	8,017,054	7,681,288	335,766	4.2%
Total	$22,862,108	14,832,878	8,029,230	35.1%	$24,891,404	22,504,241	2,387,163	9.6%

Gross profit for the first quarter of 2023 increased 236.4% to $8,029,230, compared to $2,387,163 for the same period last year. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Higher gross profit was resulted despite less sales was generated in this period. Consequently, our gross margin increased to 35.1% compared to 9.6% for the same period of 2022.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $878,980 for the first quarter of 2023, a decrease of $261,606 or 22.9% compared to $1,140,586 for the same period in 2022. The decrease was mainly due to less research and development projects were being carried out in the current period.

(e) Sales and marketing

Selling and distribution expenses were $1,827,729 for the first quarter of 2023, compared to $1,193,699 for the same period in 2022, representing an increase of $634,030 or 53.1%. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

(f) General and administrative expenses

General and administrative expenses were $7,559,452 for the first quarter of 2023, compared to $5,756,531 for the same period in 2022, representing an increase of $1,802,921 or 31.3%. For the three months ended March 31, 2023, general and administrative expenses included $1,003,818 as expenses for common stock awards and stock options to employees and Board members, compared to $22,925 of common stock awards and stock options expenses for the same period in 2022. Besides stock compensation expense, our net general and administrative expenses for the three months ended March 31, 2023 were $6,555,634, representing an increase of $822,028, from $5,733,606 for the same period in 2022, which was largely due to expansion of the employees headcount as well as increase in storage fee resulted from the increase of inventories kept in US.

(g) Interest income

Interest income was $2,100,343 for the first quarter of 2023, representing an increase of $878,039 or 71.8% compared to $1,222,304 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2022.

(h) Interest expenses

Interest expenses were $173,370 in the first quarter of 2023, representing an increase of $25,226 or 17.0% compared to $148,144 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term loans of the Company compared to the same period in 2022.

(i) Change in fair value of contingent consideration

For the first quarter of 2023, the loss related to changes in the fair value of contingent consideration was $361,000, a decrease of $3,051,000 or 113.4% compared to gain related to changes in the fair value of contingent consideration of $2,690,000 for the same period in 2022, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $620,404 for the first quarter of 2023, compared to $244,098 for the same quarter last year, representing an increase of $376,306, or 154.2%, which was primarily due to grants from Jinhua and Hainan local government in the first quarter of 2023.

(k) Other income, net

Net other income was $266,465 for the first quarter of 2023, representing an increase of $222,683 or 508.6% compared to net other income of $43,782 for the same period of last year, which was largely due to disposal of obsolete materials during the current period.

(l) Income Taxes

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

Our actual effective income tax rate for the first quarter of 2023 was a tax benefit of 175.79% on a reported income before taxes of approximately $0.2 million, compared to a tax benefit of 1.97% on a reported loss before taxes of approximately $1.7 million for the same period of last year.

(m) Net income (loss)

Net income was $595,457 for the first quarter of 2023, representing an increase of $2,214,470 compared to net loss of $1,619,013 for the same period in 2022. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$7,362,198	$6,188,441
Net cash used in investing activities	$(19,636,864)	$(16,716,300)
Net cash used in by financing activities	$(1,358,565)	$(279,829)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(13,633,231)	$(10,807,688)
Effect of exchange rate changes	$676,206	$352,415
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$138,083,246	$158,220,734

For the first quarter of 2023, cash derived from operating activities was $7,362,198, as compared to cash derived from operating activities of $6,188,441 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first quarter of 2023 were a decrease of accounts receivable of $6,275,418 and an increase of accounts payable of $6,097,620. The major operating activity that used cash for first quarter of 2023 was an increase of inventories of $6,750,531 and a decrease of notes payable of $5,413,459.

For the first quarter of 2023, cash used in investing activities was $19,636,864, as compared to cash used in investing activities of $16,716,300 for the same period in 2022. The major investing activity that used cash for first quarter of 2023 was an increase of certificate of deposit of $19,001,959.

For the first quarter of 2023, cash used in financing activities was $1,358,565, as compared to cash used in financing activities of $279,829 for the same period in 2022. The major financing activities that provided cash for first quarter of 2023 were proceeds from short-term bank loans of $5,040,000. The major financing activities that used cash for first quarter of 2023 were repayments of short-term loans of $6,398,565.

Working Capital

We had a working capital of $253,144,741 as of March 31, 2023, which reflects an increase of $5,327,616 from a working capital of $247,817,125 as of December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	English Translation of the Equity Incentive Agreement by and among the Company and certain receiving parties, dated March 13, 2023. (Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 16, 2023)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. †
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. †
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2023	By:	/s/ Dong Xueqin
Dong Xueqin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)