Form 10-Q
period 2023-06-30
Kandi Technologies Group, Inc.
filed 2023-08-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, the registrant had 79,039,558 shares of common stock issued and outstanding, par value $0.001 per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$69,406,103	$84,063,717
Restricted cash	54,238,569	66,976,554
Certificate of deposit	108,902,429	81,191,191
Accounts receivable (net of allowance for doubtful accounts of $2,679,598 and $2,285,386 as of June 30, 2023 and December 31, 2022, respectively)	23,137,337	38,150,876
Inventories	57,107,433	40,475,366
Notes receivable	256,276	434,461
Other receivables	9,813,439	11,912,615
Prepayments and prepaid expense	3,159,764	2,970,261
Advances to suppliers	2,073,612	3,147,932
TOTAL CURRENT ASSETS	328,094,962	329,322,973

NON-CURRENT ASSETS
Property, plant and equipment, net	89,909,721	97,168,753
Intangible assets, net	5,927,783	7,994,112
Land use rights, net	2,725,604	2,909,950
Construction in progress	36,854	199,837
Deferred tax assets	1,427,290	1,432,527
Long-term investment	137,851	144,984
Goodwill	31,335,036	33,178,229
Other long-term assets	9,911,534	10,630,911
TOTAL NON-CURRENT ASSETS	141,411,673	153,659,303

TOTAL ASSETS	$469,506,635	$482,982,276

CURRENT LIABILITIES
Accounts payable	$36,693,759	$35,321,262
Other payables and accrued expenses	11,736,250	14,131,414
Short-term loans	6,967,612	5,569,154
Notes payable	16,310,719	19,123,476
Income tax payable	1,011,755	1,270,617
Other current liabilities	5,476,994	6,089,925
TOTAL CURRENT LIABILITIES	78,197,089	81,505,848

NON-CURRENT LIABILITIES
Deferred taxes liability	1,172,820	1,378,372
Contingent consideration liability	–	1,803,000
Other long-term liabilities	465,784	602,085
TOTAL NON-CURRENT LIABILITIES	1,638,604	3,783,457

TOTAL LIABILITIES	79,835,693	85,289,305

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 75,010,171 and 77,668,730 shares issued and 75,010,171 and 74,180,171 outstanding at June 30,2023 and December 31,2022, respectively	75,010	77,669
Less: Treasury stock (null shares and 3,488,559 shares with average price of $2.81 at June 30, 2023 and December 31, 2022 )	–	(9,807,820)
Additional paid-in capital	446,260,170	451,373,645
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at June 30, 2023 and December 31, 2022, respectively)	(12,640,763)	(16,339,765)
Accumulated other comprehensive loss	(46,029,611)	(28,333,239)
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	387,664,806	396,970,490

Non-controlling interests	2,006,136	722,481
TOTAL STOCKHOLDERS’ EQUITY	389,670,942	397,692,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,506,635	$482,982,276

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUES FROM UNRELATED PARTIES, NET	$35,953,339	$20,841,183	$58,815,447	$45,732,587
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	–	–	–	–

REVENUES, NET	35,953,339	20,841,183	58,815,447	45,732,587

COST OF GOODS SOLD	(22,218,767)	(18,122,316)	(37,051,645)	(40,626,557)

GROSS PROFIT	13,734,572	2,718,867	21,763,802	5,106,030

OPERATING EXPENSE:
Research and development	(874,562)	(1,253,843)	(1,753,542)	(2,394,429)
Selling and marketing	(2,780,515)	(1,172,528)	(4,608,244)	(2,366,227)
General and administrative	(8,838,319)	(6,574,079)	(16,397,771)	(12,330,610)
Impairment of goodwill	(507,603)	–	(507,603)	–
Impairment of long-lived assets	(962,737)	–	(962,737)	–
TOTAL OPERATING EXPENSE	(13,963,736)	(9,000,450)	(24,229,897)	(17,091,266)

LOSS FROM OPERATIONS	(229,164)	(6,281,583)	(2,466,095)	(11,985,236)

OTHER INCOME (EXPENSE):
Interest income	1,954,563	1,378,774	4,054,906	2,601,078
Interest expense	(194,239)	(138,433)	(367,609)	(286,577)
Change in fair value of contingent consideration	2,164,000	(391,000)	1,803,000	2,299,000
Government grants	189,948	463,219	810,352	707,317
Other income, net	807,315	2,373,528	1,073,780	2,417,310
TOTAL OTHER INCOME, NET	4,921,587	3,686,088	7,374,429	7,738,128

INCOME (LOSS) BEFORE INCOME TAXES	4,692,423	(2,595,495)	4,908,334	(4,247,108)

INCOME TAX (EXPENSE) BENEFIT	(305,223)	719,843	74,323	752,443

NET INCOME (LOSS)	4,387,200	(1,875,652)	4,982,657	(3,494,665)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	659,088	61,619	1,283,655	58,662

NET INCOME (LOSS) ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	3,728,112	(1,937,271)	3,699,002	(3,553,327)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(19,279,059)	(19,966,230)	(17,696,372)	(18,956,419)

COMPREHENSIVE LOSS	$(14,891,859)	$(21,841,882)	$(12,713,715)	$(22,451,084)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	74,378,083	75,863,479	74,282,823	76,075,484
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	76,315,953	75,863,479	75,786,201	76,075,484

NET INCOME (LOSS) PER SHARE, BASIC	$0.06	$(0.02)	$0.07	$(0.05)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.06	$(0.02)	$0.07	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$–	$443,200,327
Stock issuance and award	25,000	25	–	92,925	–	–	–	92,950
Stock buyback	–	–	(1,570,324)	(13,236)	–	–	–	(1,583,560)
Capital contribution from shareholder	–	–	–	–	–	–	1,198,398	1,198,398
Net loss	–	–	–	–	(1,616,056)	–	(2,957)	(1,619,013)
Foreign currency translation	–	–	–	–	–	1,009,811	–	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913
Stock issuance and award	238,600	239	–	584,331	–	–	–	584,570
Stock buyback	–	–	(1,974,490)	(22,578)	–	–	–	(1,997,068)
Net income (loss)	–	–	–	–	(1,937,271)	–	61,619	(1,875,652)
Foreign currency translation	–	–	–	–	–	(19,966,230)	(63,460)	(20,029,690)

Balance, June 30, 2022	77,648,730	$77,649	$(5,937,017)	$450,120,903	$(7,769,429)	$(18,704,633)	1,193,600	$418,981,073

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2022	77,668,730	$77,669	$(9,807,820)	$451,373,645	$(16,339,765)	$(28,333,239)	$722,481	$397,692,971
Stock issuance and award	10,000	10	–	22,290	–	–	–	22,300
Stock based compensation	–	–	–	980,893	–	–	–	980,893
Net income (loss)	–	–	–	–	(29,110)	–	624,567	595,457
Foreign currency translation	–	–	–	–	–	1,582,687	–	1,582,687

Balance, March 31, 2023	77,678,730	$77,679	$(9,807,820)	$452,376,828	$(16,368,875)	$(26,750,552)	$1,347,048	$400,874,308
Stock issuance and award	820,000	820	–	2,706,780	–	–	–	2,707,600
Stock based compensation	–	–	–	980,893	–	–	–	980,893
Cancellation of the Treasury Stock	(3,488,559)	(3,489)	9,807,820	(9,804,331)	–	–	–	–
Net income	–	–	–	–	3,728,112	–	659,088	4,387,200
Foreign currency translation	–	–	–	–	–	(19,279,059)	–	(19,279,059)

Balance, June 30, 2023	75,010,171	$75,010	$–	$446,260,170	$(12,640,763)	$(46,029,611)	$2,006,136	$389,670,942

See accompanying notes to unaudited condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,982,657	$(3,494,665)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	6,044,494	6,447,548
Impairments	1,470,340	–
Provision of allowance for doubtful accounts	530,759	4,301
Deferred taxes	(200,316)	(116,206)
Change in fair value of contingent consideration	(1,803,000)	(2,299,000)
Stock award and stock based compensation expense	4,724,507	639,690

Changes in operating assets and liabilities:

Accounts receivable	6,424,500	(9,108,858)
Notes receivable	588,417	1,925,896
Inventories	(17,938,859)	(9,949,597)
Other receivables and other assets	1,302,745	(2,806,192)
Advances to supplier and prepayments and prepaid expenses	680,110	13,475,591

Increase (Decrease) In:
Accounts payable	20,729,603	32,751,997
Other payables and accrued liabilities	(1,071,220)	4,198,349
Notes payable	(15,133,991)	(7,788,622)
Income tax payable	(70,636)	(777,068)
Net cash provided by operating activities	$11,260,110	$23,103,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,360,492)	(1,491,918)
Payment for construction in progress	(76,792)	(308,304)
Certificate of deposit	(33,214,435)	(21,617,615)
Net cash used in investing activities	$(34,651,719)	$(23,417,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	7,928,212	5,070,582
Repayments of short-term loans	(6,398,565)	(4,570,582)
Contribution from non-controlling shareholder	–	787,499
Purchase of treasury stock	–	(3,580,628)
Net cash provided by (used in) financing activities	$1,529,647	$(2,293,129)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(21,861,962)	$(2,607,802)
Effect of exchange rate changes	$(5,533,637)	$(6,734,387)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$123,644,672	$159,333,818
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	69,406,103	87,098,779
-RESTRICTED CASH AT END OF PERIOD	54,238,569	72,235,039

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$76,016	$140,831
Interest paid	$198,793	$102,722

SUPPLEMENTAL NON-CASH DISCLOSURES:
Contribution from non-controlling shareholder by inventories, fixed assets and intangible assets	$–	$393,986

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

The Company’s organizational chart as of the date of this report is as follows:

NOTE 2 - LIQUIDITY

The Company had working capital of $249,897,873 as of June 30, 2023, an increase of $2,080,748 from the working capital of $247,817,125 as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $69,406,103 and $84,063,717, respectively, and the Company’s restricted cash was $54,238,569 and $66,976,554, respectively. As of June 30, 2023 and December 31, 2022, the Company had multiple certificates of deposit with a total amount of $108,902,429 and $81,191,191, respectively. These certificates of deposit have an annual interest rate from 3.10% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries have $2.8 million short-term bank loans and the US subsidiaries have $4.2 million short-term bank loans outstanding as of June 30, 2023.

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s condensed consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), formerly, a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owned the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies was entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC;

(7)	SC Autosports, LLC (“SC Autosports”) (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, and its subsidiaries, incorporated under the laws of the PRC;

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA;

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

For both the three-month and six-month periods ended June 30, 2023, the Company recognized impairment loss of $507,603 for goodwill and impairment loss of $962,737 for finite-lived intangible assets, respectively.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended June 30, 2023 and 2022, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2023	2023	2022
Customer A	43%	–	1%
Customer B	17%	–	–

	Sales	Trade Receivable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2022	2022	2021
Customer A	10%	4%	–

For the six-month period ended June 30, 2023, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Customers	2023	2023	2022
Customer A	51%	–	1%
Customer B	11%	–	–

For the six-month period ended June 30, 2022, there were no customers that accounted for more than 10% of the Company’s consolidated revenue.

(b) Suppliers

For the three-month period ended June 30, 2023, the Company’s material supplier, which accounted for more than 10% of the Company’s total purchases, was as follows:

	Purchases	Accounts Payable
	Three Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2023	2023	2022
Fuzhou Bike Battery Co., Ltd	12%	–	–

For the three-month period ended June 30, 2022, there were no suppliers that accounted for more than 10% of the Company’s total purchases.

For the six-month period ended June 30, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases	Accounts Payable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2023	2023	2022
Fuzhou Bike Battery Co., Ltd	11%	–	–

	Purchases	Accounts Payable
	Six Months
	Ended
	June 30,	June 30,	December 31,
Major Suppliers	2022	2022	2021
ODES USA, Inc.	13%	–	1%

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

Due to the average market price of the common stock during the period being below the exercise price of certain options and warrants, approximately 900,000 options and 8,131,332 warrants that were wholly expired in May 2023 were excluded from the calculation of diluted earnings per share, for the three-month and six-month period ended June 30, 2023. On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of 5,000,000 stock options, at an exercise price of $2.07 per share. There were dilutive effects of 1,937,870 shares for the three-month period ended June 30, 2023. There were dilutive effects of 1,503,378 shares for the six-month period ended June 30, 2023.

Due to the average market price of the common stock during the period being below the exercise price of the options, approximately 900,000 options and 8,131,332 warrants were excluded from the calculation of diluted earnings per share, for the three-month and six-month period ended June 30, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2023	2022
Accounts receivable	$25,816,935	$40,436,262
Less: allowance for doubtful accounts	(2,679,598)	(2,285,386)
Accounts receivable, net	$23,137,337	$38,150,876

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	456,974
Recovery	(999,775)
Exchange rate difference	(225,090)
BALANCE AT DECEMBER 31, 2022	$2,285,386
Provision	532,492
Recovery	(1,733)
Exchange rate difference	(136,547)
BALANCE AT JUNE 30, 2023	$2,679,598

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2023	2022
Raw material	$8,805,668	$6,551,450
Work-in-progress	6,239,575	4,114,550
Finished goods *	42,062,190	29,809,366
Inventories	$57,107,433	$40,475,366

*	As of June 30, 2023, approximately $32.7 million of inventory of off-road vehicles and EVs held by SC Autosports were pledged as collateral for the $2,000,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
At cost:
Buildings	$48,329,396	$49,239,626
Machinery and equipment	72,585,881	77,845,979
Office equipment	1,488,493	1,528,135
Motor vehicles and other transport equipment	1,774,516	1,810,825
Molds and others	12,640,030	10,983,573
	136,818,316	141,408,138
Less : Accumulated depreciation	(46,908,595)	(44,239,385)
Property, plant and equipment, net	$89,909,721	$97,168,753

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 57,000 square meters and a construction area of more than 98,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the environmental protection, planning, fire protection, conservation of water and soil, and drainage of the Hainan factory have all passed the acceptance inspection, and are undergoing the archive acceptance. The Hainan factory is ready for formal production.

Depreciation expenses for the three months ended June 30, 2023 and 2022 were $2,531,916 and $2,584,011, respectively. Depreciation expenses for the six months ended June 30, 2023 and 2022 were $5,110,139 and $5,285,517, respectively.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	June 30,	December 31,
	useful life	2023	2022
Gross carrying amount:
Patent	2-3.67 years	$4,695,784	4,938,765
Technology	3.5-4.5 years	7,009,732	10,003,915
		11,705,516	14,942,680
Less : Accumulated amortization
Patent		$(2,903,535)	(2,744,024)
Technology		(1,955,190)	(1,573,079)
		(4,858,725)	(4,317,103)
Less : impairment for intangible assets		(919,008)	(2,631,465)
Intangible assets, net		$5,927,783	$7,994,112

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income and were $390,140 and $493,400 for the three months ended June 30, 2023 and 2022, respectively. The aggregate amortization expenses for those intangible assets were $789,897 and $1,007,569 for the six months ended June 30, 2023 and 2022, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Six months ended December 31, 2023	$789,897
Years ended December 31,
2024	1,579,794
2025	1,517,736
2026	1,274,402
2027	765,954
Thereafter	–
Total	$5,927,783

NOTE 14 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	June 30,	December 31,
	2023	2022
Cost of land use rights	$3,621,801	$3,809,211
Less: Accumulated amortization	(896,197)	(899,261)
Land use rights, net	$2,725,604	$2,909,950

The amortization expenses for the three months ended June 30, 2023 and 2022, were $21,307 and $22,588, respectively. The amortization expenses for the six months ended June 30, 2023 and 2022, were $43,138 and $46,126, respectively. Amortization expenses for the next five years and thereafter is as follows:

Six months ended December 31, 2023	$43,138
Years ended December 31,
2024	86,276
2025	86,276
2026	86,276
2027	86,276
Thereafter	2,337,362
Total	$2,725,604

NOTE 15 - OTHER LONG TERM ASSETS

Other long term assets as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
Prepayments for land use right (i)	$3,683,945	3,917,226
Right - of - use asset (ii)	5,904,861	6,383,824
Others	322,728	329,861
Total other long-term asset	$9,911,534	$10,630,911

(i)	As of June 30, 2023 and December 31, 2022, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,683,945 and $3,917,226, respectively. As of June 30, 2023, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended June 30, 2023 and 2022 were $20,985 and $22,246, respectively. The amortization expense for the six months ended June 30, 2023 and 2022 were $42,487 and $45,429, respectively.

(ii)	As of June 30, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,361,237 and $5,697,720, respectively, as well as the amount of $543,624 and $686,104 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended June 30, 2023 and 2022 were $29,058 and $30,805, respectively. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the six months ended June 30, 2023 and 2022 were $58,833 and $62,907, respectively.

NOTE 16 - TAXES

(a) Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. A HNTE Certificate is valid for three years. An entity may re-apply for an HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi have successfully re-applied for such certificates when their prior certificates expired. Kandi Hainan has been qualified as a HNTE since December 2020. Therefore, it will apply for its first renewal when eligible. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port. The applicable CIT rate of each of the Company’s other subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2023, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was a tax benefit of 1.51% on a reported income before taxes of approximately $4.9 million, a tax benefit of 17.72% on a reported loss before taxes of approximately $4.2 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the six months ended June 30, 2023 and 2022 was tax benefit of $74,323 and tax benefit of $752,443, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2023, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2023, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

(b) Tax Holiday Effect

For the six months ended June 30, 2023 and 2022, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the six months ended June 30, 2023 and 2022.

The combined effects of income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended
	June 30,
	2023	2022
Tax benefit (holiday) credit	$955,847	$670,431
Basic net income per share effect	$0.01	$0.01

NOTE 17 - LEASES AND RIGHT-OF-USE-ASSETS

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. This land use rights was wholly prepaid.

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. As of June 30, 2023, the Company has paid the lease amount of both year 2022 and 2023 totaling $477,737.

As of June 30, 2023, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $5,904,861 and lease liability was $537,485 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended June 30, 2023 and 2022, the Company’s operating lease expense were $85,314 and $90,443, respectively. For the six months ended June 30, 2023 and 2022, the Company’s operating lease expense were $172,731 and $184,693, respectively.

Supplemental information related to operating leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
Cash payments for operating leases	$172,731	$184,693

Maturities of lease liabilities as of June 30, 2023 were as follow:

Maturity of Lease Liabilities:	Lease payable
Six months ended December 31, 2023	$102,873
Years ended December 31,
2024	213,359
2025	221,253

NOTE 18 - CONTINGENT CONSIDERATION LIABILITY

On July 19, 2021, Zhejiang Kandi Technologies signed a share transfer agreement and its supplementary agreement (“No.1 Supplementary Agreement”) with the former shareholders of Jiangxi Huiyi (the “Transferors”). On October 31, 2021, the Company completed the acquisition of 100% of the equity of Jiangxi Huiyi. Pursuant to the share transfer agreement, the Company paid approximately RMB 50 million (approximately $7.9 million) at the closing of the transaction using cash on hand and, as agreed upon under No.1 Supplementary Agreement, may be required to pay future consideration of up to an additional 2,576,310 shares of common stock, or the total make good shares, upon the achievement of certain net income-based milestones in the next three years (“Evaluation Period”, as discussed below). Due to the latest COVID-19 outbreak and extended lockdown in some areas in China, in June 2022, the Company agreed with the Transferors and jointly signed a No.2 supplementary agreement (“No.2 Supplementary Agreement”, collectively with No.1 Supplementary Agreement, “Supplementary Agreements”) to revise the conditions of the annual profit target and extension of evaluation period for the first year, which were set under No.1 Supplementary Agreement. Pursuant to the No.2 Supplementary Agreement, the Transferors have the right to obtain 858,770 KNDI shares in each of the below-mentioned periods, provided that Jiangxi Huiyi achieves a net income of 1) RMB 8 million yuan or more during the period from July 1, 2021 to September 30, 2022 (“Period I”); 2) RMB 15 million yuan or more during the period from October 1, 2022 to September 30, 2023 (“Period II”); 3) RMB 15 million yuan or more during the period from October 1, 2023 to September 30, 2024 (“Period III”). If the net income of Jiangxi Huiyi fails to reach the respective target number in any of the three periods, the shares that the Transferors are entitled to obtain in that period will be adjusted accordingly: 1) if the difference between the net income in each Period and its Target Number is less than or equivalent to 20% of its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III), the transferee or KNDI has right to directly subtract 171,754 KNDI shares from the total make good shares, and the Transferor are entitled to obtain 687,016 KNDI shares; 2) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is more than 20% of its Target Number but less than 40% of its Target Number, the transferee or KNDI has the right to directly subtract 343,508 KNDI shares from the total make good shares, and the Transferors have the right to obtain 515,262 KNDI shares; 3) if the difference between the net income in each Period and its Target Number (RMB 8 Million in Period I or RMB 15 Million in Period II or Period III) is greater than or equal to 40% of its Target Number, the transferee of KNDI has the right to directly subtract 858,770 KNDI shares from the total make good shares, and the Transferors will not have the right to obtain any shares in such year.

In 2023, after evaluating the actual operation of Jiangxi Huiyi, the Company believes that taking over the management rights and conducting resources integration to combine Jiangxi Huiyi with the Company’s strategy are beneficial for improving the Company’s overall business performance. On August 3, 2023, Zhejiang Kandi Technologies and the Transferors signed an agreement on termination of make good shares (the “Termination Agreement”), pursuant to which the Supplementary Agreements were terminated, and there was no further Evaluation Period or make good shares. Zhejiang Kandi Technologies will take over the management rights while the Transferors shall not participate the management of Jiangxi Huiyi. The Company has also confirmed under such Termination Agreement that for Period I, Jiangxi Huiyi achieved its net profit target and therefore the Transferors would receive 858,770 shares of Kandi’s common stock, which was accrued during the year ended December 31, 2022, which will be transferred within 30 days after the signing of such Termination Agreement, subject to certain condition.

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the Transferors for the achievement of the milestones . The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of income.

As of June 30, 2023 and December 31, 2022, the Company’s contingent consideration liability to the Transferors was $0 and $1,803,000, respectively.

NOTE 19 - COMMON SHARES

Retirement of Treasury Shares

On June 9, 2023, the Board of Directors of the Company approved to retire 3,488,559 shares of its common stock held in treasury, and the retirement was completed as of June 30, 2023. The shares were returned to the status of authorized but unissued shares. As a part of the retirement, the Company reduced its common stock and additional paid-in capital by $9,807,820.

Issuance of Shares

On May 25, 2023, the Company entered into a consulting agreement (“Consultant Agreement”) with a consulting firm to advise the Company on business growth and financial advisory services about which this consulting firm has knowledge or experience. Pursuant to the Consultant Agreement, the Company issued the consulting firm and its designees (the “Consultant”) an aggregate of 300,000 restricted shares of the Company’s common stock for its services from May 25, 2023 to May 24, 2024.

For the three months and six months ended June 30, 2023, the Company recognized $1,083,000 of expenses for stock issued to the Consultant.

NOTE 20 - STOCK OPTIONS

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $2.07 per share, to the Company’s senior employees. The stock options will vest ratably over three years on October 7, 2023, October 7, 2024 and October 7, 2025, respectively, and expire on the tenth anniversary of the grant date. The Company valued the stock options at $6,704,829 and has amortized the stock compensation expense using the graded vesting method over the service period from September 7, 2022, through October 7, 2025. The value of the stock options was estimated using the Binomial Tree Model with an expected volatility of 79.83%, an expected life of 10 years, a risk-free interest rate of 3.27% and an expected dividend yield of 0.00%. There were $980,893 and $0 in stock compensation expenses associated with stock options booked for the three months ended June 30, 2023 and 2022, respectively. There were $1,961,787 and $0 in stock compensation expenses associated with stock options booked for the six months ended June 30, 2023 and 2022, respectively.

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

On January 10, 2023, the Board appointed Dr. Xueqin Dong as the Chief Executive Officer, Dr. Dong was entitled to receive 20,000 shares of the common stock annually.

The fair value of stock awards with service condition is determined based on the closing price of the common stock on the date the shares are granted. The compensation costs for awards of common stock are recognized over the requisite service period.

On December 30, 2013, the Board approved a proposal (as submitted by the Compensation Committee) of an award (the “Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan”) for certain executives and other key employees. The fair value of each award granted under the 2008 Plan is determined based on the closing price of the Company’s stock on the date of grant of such award. On September 26, 2016, the Board approved to terminate the previous Board’s Pre-Approved Award Grant Sub-Plan under the 2008 Plan and adopted a new plan to grant the total number of shares of common stock of the stock award for selected executives and key employees 250,000 shares of common stock for each fiscal year. On April 18, 2018, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2019, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 9, 2020, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 30, 2021, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On May 10, 2022, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 29, 2023 and May 5, 2023, the Company granted 520,000 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

On March 13, 2023, Kandi Technologies entered into an Equity Incentive Agreement (the “Equity Incentive Agreement”) with Pan Guoqing (the “Receiving Party”), who is the representative of the project management team of the project of crossover golf carts of Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi EV Hainan”), a wholly owned subsidiary of the Company organized under the laws of the People’s Republic of China. The Receiving Party originally led the management team of golf crossover project of Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), a company organized under the laws of the People’s Republic of China. The Receiving Party and its management team has agreed to be employed as management team of Kandi EV Hainan, responsible for the operation of the golf crossover project of Kandi EV Hainan, and stop production and operation of Hainan Kandi Holding’s business.

Pursuant to the Equity Incentive Agreement, for the next three calendar years ending in December 31, 2025 (the “Incentive Period”), the Company will provide equity incentives to the Receiving Party, subject to the Receiving Party meeting certain performance milestones in its role as the management team of the golf crossover project (the “Crossover Project”) of Kandi EV Hainan. The performance milestones are measured in terms of the net profit of the Crossover Project after deducting relevant operating costs and income taxes, excluding various incentives, allowances and rebates, among others, and shall be audited and confirmed by the third party auditor designated by the granting party, or the Company. The net profit target (the “Net Profit Target”) for the Incentive Period is RMB 150 million (approximately $21,719,613), with an annual net profit target (the “Annual Net Profit Target”) of RMB 50 million (approximately $7,239,871). Should the Receiving Party meet or exceed the Net Profit Target over the Incentive Period, the Company will issue to the Receiving Party as incentive compensation up to a maximum of 5,957,811 shares (the “Maximum Incentive Shares”) of the Company’s common stock (the “Incentive Shares”) under the Company’s 2008 Omnibus Long-Term Incentive Plan, as amended. The amount of Incentive Shares issued within each calendar year of the Incentive Period is adjusted based on the net profit of the Crossover Project within that calendar year. If the net profit of every of the three calendar years is below 60% of the Annual Net Profit Target, the Receiving Party will receive no Incentive Shares. If the net profit of every of the three calendar years is at or above the Annual Net Profit Target, the Receiving Party will receive the Maximum Incentive Shares, with higher performance resulting in receiving the Incentive Shares earlier. If the net profit of every of the three calendar years fall between 60% of the Annual Net Profit Target and the Annual Net Profit Target, the Receiving Party will receive an amount of Incentive Shares below the Maximum Incentive Shares.

The Receiving Party has no relationship to the Company other than as described above.

For the three months ended June 30, 2023 and 2022, the Company recognized $1,656,796 and $616,765 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members and management under General and Administrative Expenses, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $1,679,720 and $639,690 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members and management under General and Administrative Expenses, respectively.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,757,024 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. The settlement was executed starting from May 2019. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

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

The following table sets forth disaggregation of revenue:

	Three Months Ended June 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$31,186,252	$10,446,475
China	4,767,087	10,394,708
Total	$35,953,339	$20,841,183

Major products
EV parts	$2,236,284	$588,775
EV products	-	2,486,558
Off-road vehicles and associated parts	31,252,364	10,092,141
Electric Scooters, Electric Self-Balancing Scooters and associated parts	224,212	1,217,074
Battery exchange equipment and Battery exchange service	65,062	83,153
Lithium-ion cells	2,175,417	6,373,482
Total	$35,953,339	$20,841,183

Timing of revenue recognition
Products transferred at a point in time	$35,953,339	$20,841,183
Total	$35,953,339	$20,841,183

	Six Months Ended June 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$51,904,070	$21,182,850
China	6,911,377	24,549,737
Total	$58,815,447	$45,732,587

Major products
EV parts	$2,263,649	$4,256,553
EV products	-	2,826,513
Off-road vehicles and associated parts	52,038,498	20,805,882
Electric Scooters, Electric Self-Balancing Scooters and associated parts	370,203	3,344,439
Battery exchange equipment and Battery exchange service	162,745	108,664
Lithium-ion cells	3,980,352	14,390,536
Total	$58,815,447	$45,732,587

Timing of revenue recognition
Products transferred at a point in time	$58,815,447	$45,732,587
Total	$58,815,447	$45,732,587

NOTE 24 - SUBSEQUENT EVENTS

On July 1, 2023, the Compensation Committee of the Board approved a proposal to grant 1) a total of 68,019 shares of Company’s common stock, with vesting condition waived; and 2) a total of 68,019 non-qualified stock options to acquire common stock from the Company at $3.96 per share, to certain employees of SC Autosports under the Company’s 2008 Omnibus Long-Term Incentive Plan as in effect, as an incentive for them to continue to contribute their efforts to the Company.

On July 12, 2023, pursuant to the Equity Transfer Agreement with the sole shareholder Northern Group, Inc (“NGI”) entered on June 17, 2023, the Company issued a total of 3,951,368 shares of restrictive stock to sole shareholder of NGI, which are being held in escrow with certain escrow restrictions, to be released contingent upon the achievement of certain agreed-upon milestones during the escrow period. The acquisition transaction of NGI was not closed as of August 8, 2023.

On August 3, 2023, the Company signed a termination agreement with the former shareholders of Jiangxi Huiyi. Please refer to Note 18 – Contingent Consideration Liability for details.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates other than those disclosed in on the 2022 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

Overview

For the six months ended June 30, 2023, we recognized total revenue of $58,815,447 as compared to $45,732,587 for the same period of 2022, an increase of $13,082,860 or 28.6%. For the six months ended June 30, 2023, we recorded $21,763,802 of gross profit, an increase of 326.2% from the same period of 2022. Gross margin for the six months ended June 30, 2023 was 37.0%, compared to 11.2% for the same period of 2022. We recorded a net income of $4,982,657 for the six months ended June 30, 2023, compared to a net loss of $3,494,665 in the same period of 2022, an increase of $8,477,322 or 242.6% from the same period of 2022.

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

On June 17, 2023, SC Autosports, a company formed under the laws of the State of Texas, a wholly-owned subsidiary of Kandi Technologies, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Olen Rice (the “Transferor”), who owns 100% equity interests of Northern Group, Inc. (“NGI”), a Wisconsin incorporated company, pursuant to which the Transferor agreed to transfer, and SC Autosports agreed to accept all the equity interests (100)% of NGI and its related rights and obligations, which includes but are not limited to general shareholder rights, the right to receive dividends, and the right to accept or subscribe for bonus shares or newly issued shares, but excluding any claims or impediments of the Transferor arising from events occurring prior to the date of the closing of the acquisition. The acquisition is for the purpose of expanding the SC Autosports’ and the Company’s sales pipelines through vertical integration. On July 12, 2023, pursuant to the Equity Transfer Agreement, the Company issued a total of 3,951,368 shares of restrictive stock to sole shareholder of NGI, which are being held in escrow with certain escrow restrictions, to be released contingent upon the achievement of certain agreed-upon milestones during the escrow period.

NGI was founded in 2000. It has extensive sales experience and sales channels in the United States rooted in wholesale, retail, supply chain and analytics solutions, including more than 20 team members, 16 major retailers and 20 suppliers and brands.

The acquisition of NGI was not closed as of the date of this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$35,953,339	100.0%	$20,841,183	100.0%	15,112,156	72.5%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	–	0.0%	–	0.0%	–	–

REVENUES, NET	35,953,339		20,841,183		15,112,156	72.5%

COST OF GOODS SOLD	(22,218,767)	(61.8)%	(18,122,316)	(87.0)%	(4,096,451)	22.6%

GROSS PROFIT	13,734,572	38.2%	2,718,867	13.0%	11,015,705	405.2%

OPERATING EXPENSE:
Research and development	(874,562)	(2.4)%	(1,253,843)	(6.0)%	379,281	(30.2)%
Selling and marketing	(2,780,515)	(7.7)%	(1,172,528)	(5.6)%	(1,607,987)	137.1%
General and administrative	(8,838,319)	(24.6)%	(6,574,079)	(31.5)%	(2,264,240)	34.4%
Impairment of goodwill	(507,603)	(1.4)%	–		(507,603)	–
Impairment of long-lived assets	(962,737)	(2.7)%	–		(962,737)	–
TOTAL OPERATING EXPENSE	(13,963,736)	(38.8)%	(9,000,450)	(43.2)%	(4,963,286)	55.1%

LOSS FROM OPERATIONS	(229,164)	(0.6)%	(6,281,583)	(30.1)%	6,052,419	(96.4)%

OTHER INCOME (EXPENSE):
Interest income	1,954,563	5.4%	1,378,774	6.6%	575,789	41.8%
Interest expense	(194,239)	(0.5)%	(138,433)	(0.7)%	(55,806)	40.3%
Change in fair value of contingent consideration	2,164,000	6.0%	(391,000)	(1.9)%	2,555,000	(653.5)%
Government grants	189,948	0.5%	463,219	2.2%	(273,271)	(59.0)%
Other income, net	807,315	2.2%	2,373,528	11.4%	(1,566,213)	(66.0)%
TOTAL OTHER INCOME, NET	4,921,587	13.7%	3,686,088	17.7%	1,235,499	33.5%

INCOME (LOSS) BEFORE INCOME TAXES	4,692,423	13.1%	(2,595,495)	(12.5)%	7,287,918	(280.8)%

INCOME TAX (EXPENSE) BENEFIT	(305,223)	(0.8)%	719,843	3.5%	(1,025,066)	(142.4)%

NET INCOME (LOSS)	4,387,200	12.2%	(1,875,652)	(9.0)%	6,262,852	(333.9)%

(a) Revenue

For the three months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $35,953,339 compared to $20,841,183 for the same period of 2022, representing an increase of $15,112,156 or 72.5%. The increase in revenue was mainly due to the increase in the sales volume and margin of off-road vehicles and associated parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	Sales	Sales
EV parts	$2,236,284	$588,775
EV products	-	2,486,558
Off-road vehicles and associated parts	31,252,364	10,092,141
Electric Scooters, Electric Self-Balancing Scooters and associated parts	224,212	1,217,074
Battery exchange equipment and Battery exchange service	65,062	83,153
Lithium-ion cells	2,175,417	6,373,482
Total	$35,953,339	$20,841,183

EV Parts

During the three months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $2,236,284, representing an increase of $1,647,509 or 279.8% from $588,775 for the same quarter of 2022. The increase was primarily due to more sales of EV components were generated in the China market during the second quarter of 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV parts business line accounted for approximately 6.2% of the total net revenue for the three months ended June 30, 2023.

EV Products

During the three months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $0, representing a decrease of $2,486,558 or 100% from $2,486,558 for the same quarter of 2022. The decrease was primarily due to less demand from the market for our EV products. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 0% of the total net revenue for the three months ended June 30, 2023.

Off-Road Vehicles and Associated Parts

During the three months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles and associated parts, including go karts, all-terrain vehicles (“ATVs”) and others, were $31,252,364, representing an increase of $21,160,223 or 209.7% from $10,092,141, for the same quarter of 2022. The increase was primarily because of the increasing sales of our crossover golf carts in US market during the second quarter of 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 86.9% of the total net revenue for the three months ended June 30, 2023.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended June 30, 2023, Zhejiang Kandi Technologies, and its subsidiaries’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $224,212, representing a decrease of $992,862 or 81.6% from $1,217,074, for the same quarter of 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.6% of the total net revenue for the three months ended June 30, 2023.

Battery Exchange Equipment and Battery Exchange Service

During the three months ended June 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $65,062, representing a decrease of $18,091 or 21.8% from $83,153 for the same period of 2022.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.2% of the total net revenue for the three months ended June 30, 2023.

Lithium-ion cells

During the three months ended June 30, 2022, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $2,175,417, representing a decrease of $4,198,065 or 65.9% from $6,373,482, for the same quarter of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cell business line accounted for approximately 6.1% of the total net revenue for the three months ended June 30, 2023.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Three Months Ended June 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$31,186,252	$10,446,475
China	4,767,087	10,394,708
Total	$35,953,339	$20,841,183

Major products
EV parts	$2,236,284	$588,775
EV products	-	2,486,558
Off-road vehicles and associated parts	31,252,364	10,092,141
Electric Scooters, Electric Self-Balancing Scooters and associated parts	224,212	1,217,074
Battery exchange equipment and Battery exchange service	65,062	83,153
Lithium-ion cells	2,175,417	6,373,482
Total	$35,953,339	$20,841,183

Timing of revenue recognition
Products transferred at a point in time	$35,953,339	$20,841,183
Total	$35,953,339	$20,841,183

(b) Cost of goods sold

Cost of goods sold was $22,218,767 during the three months ended June 30, 2023, representing an increase of $4,096,451, or 22.6%, compared to $18,122,316 for the same period of 2022. The increase was primarily due to the corresponding increase in sales. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the three months ended June 30, 2023 and 2022 are as set forth below:

	Three Months Ended June 30,
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,236,284	2,030,277	206,007	9.2%	$588,775	492,049	96,726	16.4%
EV products	-	-	-	-	2,486,558	2,337,473	149,085	6.0%
Off-road vehicles and associated parts	31,252,364	17,790,065	13,462,299	43.1%	10,092,141	8,210,368	1,881,773	18.6%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	224,212	279,431	(55,219)	-24.6%	1,217,074	1,139,335	77,739	6.4%
Battery exchange equipment and Battery exchange service	65,062	69,384	(4,322)	-6.6%	83,153	101,775	(18,622)	-22.4%
Lithium-ion cells	2,175,417	2,049,610	125,807	5.8%	6,373,482	5,841,316	532,166	8.3%
Total	$35,953,339	22,218,767	13,734,572	38.2%	$20,841,183	18,122,316	2,718,867	13.0%

Gross profit for the second quarter of 2023 increased 405.2% to $13,734,572, compared to $2,718,867 for the same period last year. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Consequently, our gross margin increased to 38.2% compared to 13.0% for the same period of 2022.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $874,562 for the second quarter of 2023, a decrease of $379,281 or 30.2% compared to $1,253,843 for the same period in 2022. The decrease was mainly due to less research and development projects were being carried out in the current period.

(e) Sales and marketing

Selling and distribution expenses were $2,780,515 for the second quarter of 2023, compared to $1,172,528 for the same period in 2022, representing an increase of $1,607,987 or 137.1%. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

(f) General and administrative expenses

General and administrative expenses were $8,838,319 for the second quarter of 2023, compared to $6,574,079 for the same period in 2022, representing an increase of $2,264,240 or 34.4%. The increase was primarily related to the increase of stock based compensation. For the three months ended June 30, 2023, general and administrative expenses included $3,720,689 as expenses for common stock awards and stock options to employees and Board members, and for stock issuance to the Consultant, compared to $616,765 of common stock awards and stock options expenses for the same period in 2022.

(g) Interest income

Interest income was $1,954,563 for the second quarter of 2023, representing an increase of $575,789 or 41.8% compared to $1,378,774 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2022.

(h) Interest expenses

Interest expenses were $194,239 in the second quarter of 2023, representing an increase of $55,806 or 40.3% compared to $138,433 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term loans of the Company compared to the same period in 2022.

(i) Change in fair value of contingent consideration

For the second quarter of 2023, the gain related to changes in the fair value of contingent consideration was $2,164,000, compared to loss related to changes in the fair value of contingent consideration of $391,000 for the same period in 2022, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $189,948 for the second quarter of 2023, compared to $463,219 for the same quarter last year, representing a decrease of $273,271, or 59.0%, which was largely attributable to the award for our research and development granted by Jinhua local government in the same period of 2022.

(k) Other income, net

Net other income was $807,315 for the second quarter of 2023, representing a decrease of $1,566,213 or 66.0% compared to net other income of $2,373,528 for the same period of last year, which was largely due to the fact that certain subsidies given by the local government in Jinhua during 2022 was no longer offered during current period.

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

Our actual effective income tax rate for the second quarter of 2023 was a tax expense of 6.50% on a reported income before taxes of approximately $4.7 million, compared to a tax benefit of 27.73% on a reported loss before taxes of approximately $2.6 million for the same period of last year.

(m) Net Income (loss)

Net income was $4,387,200 for the second quarter of 2023, representing an increase of $6,262,852 compared to net loss of $1,875,652 for the same period in 2022. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$58,815,447	100.0%	$45,732,587	100.0%	13,082,860	28.6%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	–	0.0%	–	0.0%	–	–

REVENUES, NET	58,815,447	100.0%	45,732,587	100.0%	13,082,860	28.6%

COST OF GOODS SOLD	(37,051,645)	(63.0)%	(40,626,557)	(88.8)%	3,574,912	(8.8)%

GROSS PROFIT	21,763,802	37.0%	5,106,030	11.2%	16,657,772	326.2%

OPERATING EXPENSE:
Research and development	(1,753,542)	(3.0)%	(2,394,429)	(5.2)%	640,887	(26.8)%
Selling and marketing	(4,608,244)	(7.8)%	(2,366,227)	(5.2)%	(2,242,017)	94.8%
General and administrative	(16,397,771)	(27.9)%	(12,330,610)	(27.0)%	(4,067,161)	33.0%
Impairment of goodwill	(507,603)	(0.9)%	–	0.0%	(507,603)	–
Impairment of long-lived assets	(962,737)	(1.6)%	–	0.0%	(962,737)	–
TOTAL OPERATING EXPENSE	(24,229,897)	(41.2)%	(17,091,266)	(37.4)%	(7,138,631)	41.8%

LOSS FROM OPERATIONS	(2,466,095)	(4.2)%	(11,985,236)	(26.2)%	9,519,141	(79.4)%

OTHER INCOME (EXPENSE):
Interest income	4,054,906	6.9%	2,601,078	5.7%	1,453,828	55.9%
Interest expense	(367,609)	(0.6)%	(286,577)	(0.6)%	(81,032)	28.3%
Change in fair value of contingent consideration	1,803,000	3.1%	2,299,000	5.0%	(496,000)	(21.6)%
Government grants	810,352	1.4%	707,317	1.5%	103,035	14.6%
Other income, net	1,073,780	1.8%	2,417,310	5.3%	(1,343,530)	(55.6)%
TOTAL OTHER INCOME, NET	7,374,429	12.5%	7,738,128	16.9%	(363,699)	(4.7)%

INCOME (LOSS) BEFORE INCOME TAXES	4,908,334	8.3%	(4,247,108)	(9.3)%	9,155,442	(215.6)%

INCOME TAX BENEFIT	74,323	0.1%	752,443	1.6%	(678,120)	(90.1)%

NET INCOME (LOSS)	4,982,657	8.5%	(3,494,665)	(7.6)%	8,477,322	(242.6)%

(a) Revenue

For the six months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $58,815,447 compared to $45,732,587 for the same period of 2022, representing an increase of $13,082,860 or 28.6%. The increase in revenue was mainly due to the increase in the sales volume and margin of off-road vehicles and associated parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
	2023	2022
	Sales	Sales
EV parts	$2,263,649	$4,256,553
EV products	-	2,826,513
Off-road vehicles and associated parts	52,038,498	20,805,882
Electric Scooters, Electric Self-Balancing Scooters and associated parts	370,203	3,344,439
Battery exchange equipment and Battery exchange service	162,745	108,664
Lithium-ion cells	3,980,352	14,390,536
Total	$58,815,447	$45,732,587

EV Parts

During the six months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $2,263,649, representing a decrease of $1,992,904 or 46.8% from $4,256,553 for the same period of 2022. The decrease was primarily due to the reduced demand from the market during the first half of 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV parts business line accounted for approximately 3.8% of the total net revenue for the six months ended June 30, 2023.

EV Products

During the six months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $0, representing a decrease of $2,826,513 or 100% from $2,826,513 for the same period of 2022. The decrease was primarily due to less demand from the market for our EV products. In addition, due to the large demand from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 0% of the total net revenue for the six months ended June 30, 2023.

Off-Road Vehicles and Associated Parts

During the six months ended June 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles and Associated Parts, including go karts, all-terrain vehicles (“ATVs”) and others, were $52,038,498, representing an increase of $31,232,616 or 150.1% from $20,805,882, for the same period of 2022. The increase was primarily because of the increasing sales of our crossover golf carts in US market during the first half of 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 88.5% of the total net revenue for the six months ended June 30, 2023.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the six months ended June 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sales of electric scooters, electric self-balancing scooters and associated parts, were $370,203, representing a decrease of $2,974,236 or 88.9% from $3,344,439, for the same period of 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.6% of the total net revenue for the six months ended June 30, 2023.

Battery Exchange Equipment and Battery Exchange Service

During the six months ended June 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $162,745, representing an increase of $54,081 or 49.8% from $108,664 for the same period of 2022.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.3% of the total net revenue for the six months ended June 30, 2023.

Lithium-ion cells

During the six months ended June 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $3,980,352, representing a decrease of $10,410,184 or 72.3% from $14,390,536, for the same quarter of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cells business line accounted for approximately 6.8% of the total net revenue for the six months ended June 30, 2023.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Six Months Ended June 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$51,904,070	$21,182,850
China	6,911,377	24,549,737
Total	$58,815,447	$45,732,587

Major products
EV parts	$2,263,649	$4,256,553
EV products	-	2,826,513
Off-road vehicles and associated parts	52,038,498	20,805,882
Electric Scooters, Electric Self-Balancing Scooters and associated parts	370,203	3,344,439
Battery exchange equipment and Battery exchange service	162,745	108,664
Lithium-ion cells	3,980,352	14,390,536
Total	$58,815,447	$45,732,587

Timing of revenue recognition
Products transferred at a point in time	$58,815,447	$45,732,587
Total	$58,815,447	$45,732,587

(b) Cost of goods sold

Cost of goods sold was $37,051,645 during the six months ended June 30, 2023, representing a decrease of $3,574,912, or 8.8%, compared to $40,626,557 for the same period of 2022. The decrease was primarily due to the product mix with larger concentration of sales generated from the products with higher gross margin. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the six months ended June 30, 2023 and 2022 are as set forth below:

	Six Months Ended June 30,
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,263,649	2,065,643	198,006	8.7%	$4,256,553	3,820,252	436,301	10.3%
EV products	-	-	-	-	2,826,513	2,657,188	169,325	6.0%
Off-road vehicles and associated parts	52,038,498	30,447,216	21,591,282	41.5%	20,805,882	17,498,568	3,307,314	15.9%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	370,203	423,661	(53,458)	-14.4%	3,344,439	2,994,450	349,989	10.5%
Battery exchange equipment and Battery exchange service	162,745	136,437	26,308	16.2%	108,664	133,495	(24,831)	-22.9%
Lithium-ion cells	3,980,352	3,978,688	1,664	0.0%	14,390,536	13,522,604	867,932	6.0%
Total	$58,815,447	37,051,645	21,763,802	37.0%	$45,732,587	40,626,557	5,106,030	11.2%

Gross profit for the first half of 2023 increased 326.2% to $21,763,802, compared to $5,106,030 for the same period last year. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Consequently, our gross margin increased to 37.0% compared to 11.2% for the same period of 2022.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $1,753,542 for the first half of 2023, a decrease of $640,887 or 26.8% compared to $2,394,429 for the same period in 2022. The decrease was mainly due to less research and development projects were being carried out in the current period.

(e) Sales and marketing

Selling and distribution expenses were $4,608,244 for the first half of 2023, compared to $2,366,227 for the same period in 2022, representing an increase of $2,242,017 or 94.8%. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

(f) General and administrative expenses

General and administrative expenses were $16,397,771 for the first half of 2023, compared to $12,330,610 for the same period in 2022, representing an increase of $4,067,161 or 33.0%. For the six months ended June 30, 2023, general and administrative expenses included $4,724,507 as expenses for common stock awards and stock options to employees and Board members, and for stock issuance to the Consultant, compared to $639,690 of common stock awards and stock options expenses for the same period in 2022. Besides stock compensation expense, our net general and administrative expenses for the six months ended June 30, 2023 were $11,673,264, representing a decrease of $17,656 or 0.2%, from $11,690,920 for the same period in 2022, which was comparable.

(g) Interest income

Interest income was $4,054,906 for the first half of 2023, representing an increase of $1,453,828 or 55.9% compared to $2,601,078 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2022.

(h) Interest expenses

Interest expenses were $367,609 in the first half of 2023, representing an increase of $81,032 or 28.3% compared to $286,577 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term loans of the Company compared to the same period in 2022.

(i) Change in fair value of contingent consideration

For the first half of 2023, the gain related to changes in the fair value of contingent consideration was $1,803,000, compared to gain related to changes in the fair value of contingent consideration of $2,299,000 for the same period in 2022, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $810,352 for the first half of 2023, compared to $707,317 for the same period last year, representing an increase of $103,035, or 14.6%, which was primarily due to grants from Jinhua and Hainan local government in the first half of 2023.

(k) Other income, net

Net other income was $1,073,780 for the first half of 2023, representing a decrease of $1,343,530 or 55.6% compared to net other income of $2,417,310 for the same period of last year, which was largely due to the fact that certain subsidies given by the local government in Jinhua during 2022 was no longer offered during current period.

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

Our actual effective income tax rate for the first half of 2023 was a tax benefit of 1.51% on a reported income before taxes of approximately $4.9 million, compared to a tax benefit of 17.72% on a reported loss before taxes of approximately $4.2 million for the same period of last year.

(m) Net Income (loss)

Net income was $4,982,657 for the first half of 2023, representing an increase of $8,477,322 compared to net loss of $3,494,665 for the same period in 2022. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$11,260,110	$23,103,164
Net cash used in investing activities	$(34,651,719)	$(23,417,837)
Net cash provided by (used in) financing activities	$1,529,647	$(2,293,129)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(21,861,962)	$(2,607,802)
Effect of exchange rate changes	$(5,533,637)	$(6,734,387)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$123,644,672	$159,333,818

For the first half of 2023, cash derived from operating activities was $11,260,110, as compared to derived from operating activities of $23,103,164 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the first half of 2023 were an increase of accounts payable of $20,729,603. The major operating activity that used cash for first half of 2023 was an increase of inventories of $17,938,859 and a decrease of notes payable of $15,133,991.

For the first half of 2023, cash used in investing activities was $34,651,719, as compared to cash used in investing activities of $23,417,837 for the same period of last year. The major investing activities that used cash for first half of 2023 were an increase of certificate of deposit of $33,214,435.

For the first half of 2023, cash derived from financing activities was $1,529,647, as compared to cash used in financing activities of $2,293,129 for the same period of last year. The major financing activities that provided cash for the first half of 2023 were proceeds from short-term loans of $7,928,212. The major financing activities that used cash for the first half of 2023 were repayments of short-term bank loans of $6,398,565.

Working Capital

We had a working capital of $249,897,873 as of June 30, 2023, which reflects an increase of $2,080,748 from a working capital of $247,817,125 as of December 31, 2022.

Contractual Obligations and Off-balance Sheet Arrangements

Guarantees and pledged collateral for third party bank loans

For the discussion of guarantees and pledged collateral for third party bank loans, please refer to Note 22 – COMMITMENTS AND CONTINGENCIES under Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to us.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Equity Transfer Agreement by and between SC Autosports, LLC and Olen Rice.
10.2	English Translation of the Agreement on Termination of the Make Good Shares by and between Zhejiang Kandi Technologies Group Co., Ltd and the Former Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd dated August 3, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023	By:	/s/ Dong Xueqin
Dong Xueqin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)