Form 10-Q
period 2023-09-30
Kandi Technologies Group, Inc.
filed 2023-11-08
CIK 1316517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the registrant had 87,522,800 shares of common stock issued and outstanding, par value $0.001 per share.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months and Nine Months Ended September 30, 2023 and 2022	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) – Three Months and Nine Months Ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2023 and 2022	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 6.	Exhibits	36

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$72,900,121	$84,063,717
Restricted cash	61,957,395	66,976,554
Certificate of deposit	109,676,181	81,191,191
Accounts receivable (net of allowance for doubtful accounts of $2,795,798 and $2,285,386 as of September 30, 2023 and December 31, 2022, respectively)	16,350,519	38,150,876
Inventories	57,860,989	40,475,366
Notes receivable	41,129	434,461
Other receivables	11,068,946	11,912,615
Prepayments and prepaid expense	1,689,174	2,970,261
Advances to suppliers	1,540,949	3,147,932
TOTAL CURRENT ASSETS	333,085,403	329,322,973

NON-CURRENT ASSETS
Property, plant and equipment, net	98,754,578	97,168,753
Intangible assets, net	5,561,878	7,994,112
Land use rights, net	2,690,181	2,909,950
Construction in progress	36,652	199,837
Deferred tax assets	1,427,290	1,432,527
Long-term investment	137,095	144,984
Goodwill	31,193,706	33,178,229
Other long-term assets	9,756,037	10,630,911
TOTAL NON-CURRENT ASSETS	149,557,417	153,659,303

TOTAL ASSETS	$482,642,820	$482,982,276

CURRENT LIABILITIES
Accounts payable	$34,475,667	$35,321,262
Other payables and accrued expenses	8,364,215	14,131,414
Short-term loans	9,065,350	5,569,154
Notes payable	22,129,999	19,123,476
Income tax payable	688,633	1,270,617
Other current liabilities	5,273,881	6,089,925
TOTAL CURRENT LIABILITIES	79,997,745	81,505,848

NON-CURRENT LIABILITIES
Long-term loans	8,225,000	-
Deferred taxes liability	1,172,820	1,378,372
Contingent consideration liability	-	1,803,000
Other long-term liabilities	410,182	602,085
TOTAL NON-CURRENT LIABILITIES	9,808,002	3,783,457

TOTAL LIABILITIES	89,805,747	85,289,305

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 84,997,369 and 77,668,730 shares issued and 84,997,369 and 74,180,171 outstanding at September 30,2023 and December 31,2022, respectively	84,997	77,669
Less: Treasury stock (null shares and 3,488,559 shares with average price of $2.81 at September 30, 2023 and December 31, 2022 )	-	(9,807,820)
Additional paid-in capital	450,242,032	451,373,645
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at September 30, 2023 and December 31, 2022, respectively)	(11,771,861)	(16,339,765)
Accumulated other comprehensive loss	(48,131,857)	(28,333,239)
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	390,423,311	396,970,490

Non-controlling interests	2,413,762	722,481
TOTAL STOCKHOLDERS’ EQUITY	392,837,073	397,692,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,642,820	$482,982,276

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUES FROM UNRELATED PARTIES, NET	$36,426,201	$33,673,201	$95,241,648	$79,405,788
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	-	-	-

REVENUES, NET	36,426,201	33,673,201	95,241,648	79,405,788

COST OF GOODS SOLD	(25,507,180)	(27,304,038)	(62,558,825)	(67,930,595)

GROSS PROFIT	10,919,021	6,369,163	32,682,823	11,475,193

OPERATING EXPENSE:
Research and development	(917,893)	(1,433,649)	(2,671,435)	(3,828,078)
Selling and marketing	(4,152,246)	(1,440,995)	(8,760,490)	(3,807,222)
General and administrative	(9,457,877)	(5,686,233)	(25,855,648)	(18,016,843)
Impairment of goodwill	7,539	-	(500,064)	-
Impairment of long-lived assets	14,299	-	(948,438)	-
TOTAL OPERATING EXPENSE	(14,506,178)	(8,560,877)	(38,736,075)	(25,652,143)
LOSS FROM OPERATIONS	(3,587,157)	(2,191,714)	(6,053,252)	(14,176,950)
OTHER INCOME (EXPENSE):
Interest income	1,927,494	2,138,130	5,982,400	4,739,208
Interest expense	(354,999)	(177,417)	(722,608)	(463,994)
Change in fair value of contingent consideration	-	434,995	1,803,000	2,733,995
Government grants	667,944	829,539	1,478,296	1,536,856
Other income, net	2,611,239	536,726	3,685,019	2,954,036
TOTAL OTHER INCOME , NET	4,851,678	3,761,973	12,226,107	11,500,101
INCOME (LOSS) BEFORE INCOME TAXES	1,264,521	1,570,259	6,172,855	(2,676,849)
INCOME TAX BENEFIT (EXPENSE)	12,007	(497,211)	86,330	255,232
NET INCOME (LOSS)	1,276,528	1,073,048	6,259,185	(2,421,617)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	407,626	694,029	1,691,281	752,691
NET INCOME (LOSS) ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	868,902	379,019	4,567,904	(3,174,308)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(2,102,246)	(20,932,870)	(19,798,618)	(39,889,289)
COMPREHENSIVE LOSS	$(825,718)	$(19,859,822)	$(13,539,433)	$(42,310,906)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	79,174,343	75,741,399	75,931,247	75,962,899
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	81,234,002	75,885,630	77,645,533	76,061,190
NET INCOME (LOSS) PER SHARE, BASIC	$0.02	$0.01	$0.08	$(0.03)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.02	$0.01	$0.08	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements

KANDI TECHNOLOGIES GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	25,000	25	-	92,925	-	-	-	92,950
Stock buyback	-	-	(1,570,324)	(13,236)	-	-	-	(1,583,560)
Capital contribution from shareholder	-	-	-	-	-	-	1,198,398	1,198,398
Net loss	-	-	-	-	(1,616,056)	-	(2,957)	(1,619,013)
Foreign currency translation	-	-	-	-	-	1,009,811	-	1,009,811

Balance, March 31, 2022	77,410,130	$77,410	$(3,962,527)	$449,559,150	$(5,832,158)	$1,261,597	$1,195,441	$442,298,913
Stock issuance and award	238,600	239	-	584,331	-	-	-	584,570
Stock buyback	-	-	(1,974,490)	(22,578)	-	-	-	(1,997,068)
Net income (loss)	-	-	-	-	(1,937,271)	-	61,619	(1,875,652)
Foreign currency translation	-	-	-	-	-	(19,966,230)	(63,460)	(20,029,690)

Balance, June 30, 2022	77,648,730	$77,649	$(5,937,017)	$450,120,903	$(7,769,429)	$(18,704,633)	1,193,600	$418,981,073
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Stock based compensation				250,673				250,673
Stock buyback	-	-	(911,714)	(12,872)	-	-	-	(924,586)
Capital contribution from shareholder	-	-	-	-	-	-	337,557	337,557
Net income (loss)	-	-	-	-	379,019	-	694,029	1,073,048
Foreign currency translation	-	-	-	-	-	(20,932,870)	(66,006)	(20,998,876)

Balance, September 30, 2022	77,658,730	$77,659	$(6,848,731)	$450,380,994	$(7,390,410)	$(39,637,503)	2,159,180	$398,741,189

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Non-controlling interests	Total
Balance, December 31, 2022	77,668,730	$77,669	$(9,807,820)	$451,373,645	$(16,339,765)	$(28,333,239)	$722,481	$397,692,971
Stock issuance and award	10,000	10	-	22,290	-	-	-	22,300
Stock based compensation	-	-	-	980,893	-	-	-	980,893
Net income (loss)	-	-	-	-	(29,110)	-	624,567	595,457
Foreign currency translation	-	-	-	-	-	1,582,687	-	1,582,687

Balance, March 31, 2023	77,678,730	$77,679	$(9,807,820)	$452,376,828	$(16,368,875)	$(26,750,552)	$1,347,048	$400,874,308
Stock issuance and award	820,000	820	-	2,706,780	-	-	-	2,707,600
Stock based compensation	-	-	-	980,893	-	-	-	980,893
Cancellation of the Treasury Stock	(3,488,559)	(3,489)	9,807,820	(9,804,331)	-	-	-	-
Net income	-	-	-	-	3,728,112	-	659,088	4,387,200
Foreign currency translation	-	-	-	-	-	(19,279,059)	-	(19,279,059)

Balance, June 30, 2023	75,010,171	$75,010	$-	$446,260,170	$(12,640,763)	$(46,029,611)	$2,006,136	$389,670,942
Stock issuance and award	9,987,198	9,987	-	2,974,599	-	-	-	2,984,586
Stock based compensation	-	-	-	1,007,263	-	-	-	1,007,263
Cancellation of the Treasury Stock					-	-	-	-
Net income	-	-	-	-	868,902	-	407,626	1,276,528
Foreign currency translation	-	-	-	-	-	(2,102,246)	-	(2,102,246)

Balance, September 30, 2023	84,997,369	$84,997	$-	$450,242,032	$(11,771,861)	$(48,131,857)	$2,413,762	$392,837,073

See accompanying notes to unaudited condensed consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,259,185	$(2,421,617)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	8,952,016	9,512,970
Impairments	1,448,502	-
Provision of allowance for doubtful accounts	658,707	4,220
Deferred taxes	(200,316)	(116,206)
Change in fair value of contingent consideration	(1,803,000)	(2,733,995)
Stock award and stock based compensation expense	8,716,981	913,288

Changes in operating assets and liabilities:

Accounts receivable	11,846,717	(20,932,970)
Notes receivable	744,574	1,927,621
Inventories	(18,498,142)	(13,183,546)
Other receivables and other assets	157,318	(10,264,805)
Advances to supplier and prepayments and prepaid expenses	2,710,917	12,405,615

Increase (Decrease) In:
Accounts payable	34,021,872	46,796,615
Other payables and accrued liabilities	(4,480,660)	4,951,022
Notes payable	(23,509,907)	(13,574,849)
Income tax payable	(367,848)	(60,313)
Net cash provided by operating activities	$26,656,916	$13,223,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(13,103,838)	(1,674,445)
Payment for construction in progress	(75,651)	(278,777)
(Loan to) Repayment from third party	-	(4,545,386)
Certificate of deposit	(34,143,774)	(22,726,928)
Net cash used in investing activities	$(47,323,263)	$(29,225,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	12,153,286	20,642,224
Repayments of short-term loans	(8,398,565)	(15,987,912)
Proceeds from long-term loans	8,225,000	-
Contribution from non-controlling shareholder	-	772,716
Purchase of treasury stock	-	(4,505,213)
Net cash provided by financing activities	$11,979,721	$921,815

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(8,686,626)	$(15,080,671)
Effect of exchange rate changes	$(7,496,129)	$(13,710,508)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$134,857,516	$139,884,828
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	72,900,121	99,029,118
-RESTRICTED CASH AT END OF PERIOD	61,957,395	40,855,710

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$149,585	$274,037
Interest paid	$384,012	$225,479

SUPPLEMENTAL NON-CASH DISCLOSURES:
Contribution from non-controlling shareholder by inventories, fixed assets and intangible assets	$-	$393,986

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

The Company’s organizational chart as of the date of this report is as follows:

NOTE 2 - LIQUIDITY

The Company had working capital of $253,087,658 as of September 30, 2023, an increase of $5,270,533 from the working capital of $247,817,125 as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $72,900,121 and $84,063,717, respectively, and the Company’s restricted cash was $61,957,395 and $66,976,554, respectively. As of September 30, 2023 and December 31, 2022, the Company had multiple certificates of deposit with a total amount of $109,676,181 and $81,191,191, respectively. These certificates of deposit have an annual interest rate from 3.10% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries have $6.9 million short-term bank loans and the US subsidiaries have $2.2 million short-term bank loans and $8.2 million long-term bank loans outstanding as of September 30, 2023.

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s condensed consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), formerly, a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owned the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies was entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), 95% owned by Zhejiang Kandi Technologies and 5% owned by Kandi New Energy, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC;

(7)	SC Autosports, LLC (“SC Autosports”) (d/b/a Kandi America), a wholly-owned subsidiary of the Company formed under the laws of the State of Texas.

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, and its subsidiaries, incorporated under the laws of the PRC;

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA;

(10)	Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) 95% owned by Zhejiang Kandi Technologies and 5% owned by Kandi New Energy, incorporated under the laws of the PRC; and

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

For the nine-month periods ended September 30, 2023, the Company recognized impairment loss of $500,064 for goodwill and impairment loss of $948,438 for finite-lived intangible assets, respectively.

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

NOTE 8 - CONCENTRATIONS

(a) Customers

For the three-month period ended September 30, 2023 and 2022, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales
	Three Months
	Ended	Trade Receivable
	September 30,	September 30，	December 31，
Major Customers	2023	2023	2022
Customer A	19%	5%	-
Customer B	17%	24%	11%

	Sales
	Three Months
	Ended	Trade Receivable
	September 30，	September 30，	December 31，
Major Customers	2022	2022	2021
Customer C	39%	13%	-

For the nine-month period ended September 30, 2023 and 2022, the Company’s major customers, each of whom accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales
	Nine Months
	Ended	Trade Receivable
	September 30，	September 30，	December 31，
Major Customers	2023	2023	2022
Customer C	33%	1%	1%
Customer A	14%	5%	-

	Sales
	Nine Months
	Ended	Trade Receivable
	September 30，	September 30，	December 31，
Major Customers	2022	2022	2021
Customer C	19%	13%	-

(b) Suppliers

For the three-month period ended September 30, 2023 and 2022, the Company’s material supplier, the purchase made by which accounted for more than 10% of the Company’s total purchases, was as follows:

	Purchases
	Three Months
	Ended	Accounts Payable
	September 30，	September 30，	December 31，
Major Suppliers	2023	2023	2022
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	23%	23%	32%

	Purchases
	Three Months
	Ended	Accounts Payable
	September 30,	September 30,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	29%	28%	11%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

For the nine-month period ended September 30, 2023 and 2022, the Company’s material supplier, the purchase made by which accounted for more than 10% of the Company’s total purchases, was as follows:

	Purchases
	Nine Months
	Ended	Accounts Payable
	September 30，	September 30，	December 31，
Major Suppliers	2023	2023	2022
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	10%	23%	32%

	Purchases
	Nine Months
	Ended	Accounts Payable
	September 30,	September 30,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	16%	28%	11%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

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

Due to the average market price of the common stock during the period being below the exercise price of certain options and warrants, approximately 968,019 options and 8,131,332 warrants that were wholly expired in May 2023 were excluded from the calculation of diluted earnings per share, for the three-month and nine-month period ended September 30, 2023. On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of 5,000,000 stock options, at an exercise price of $2.07 per share. There were dilutive effects of 2,059,659 shares for the three-month period ended September 30, 2023. There were dilutive effects of 1,714,286 shares for the nine-month period ended September 30, 2023.

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

NOTE 10 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	September 30,	December 31,
	2023	2022
Accounts receivable	$19,146,317	$40,436,262
Less: allowance for doubtful accounts	(2,795,798)	(2,285,386)
Accounts receivable, net	$16,350,519	$38,150,876

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	456,974
Recovery	(999,775)
Exchange rate difference	(225,090)
BALANCE AT DECEMBER 31, 2022	$2,285,386
Provision	662,670
Recovery	(3,962)
Exchange rate difference	(148,296)
BALANCE AT SEPTEMBER 30, 2023	$2,795,798

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2023	2022
Raw material	$7,873,230	$6,551,450
Work-in-progress	6,354,973	4,114,550
Finished goods *	43,632,786	29,809,366
Inventories	$57,860,989	$40,475,366

*	As of September 30, 2023, approximately $43.3 million of inventory of off-road vehicles and EVs held by SC Autosports were pledged as collateral for the $2,000,000 short-term loan.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plants and equipment as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
At cost:
Buildings*	$60,592,894	$49,239,626
Machinery and equipment	72,232,045	77,845,979
Office equipment	1,532,919	1,528,135
Motor vehicles and other transport equipment	673,990	1,810,825
Molds and others	12,580,413	10,983,573
	147,612,261	141,408,138
Less : Accumulated depreciation	(48,857,683)	(44,239,385)
Property, plant and equipment, net	$98,754,578	$97,168,753

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 58,000 square meters and a construction area of more than 96,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. Currently, the environmental protection, planning, fire protection, conservation of water and soil, and drainage of the Hainan factory have all passed the acceptance inspection, and the property archive have passed the acceptance. The Hainan factory has started formal production.

Depreciation expenses for the three months ended September 30, 2023 and 2022 were $2,504,272 and $2,510,531, respectively. Depreciation expenses for the nine months ended September 30, 2023 and 2022 were $7,614,411 and $7,796,048, respectively.

* As of September 30, 2023, approximately $12.4 million of buildings held by Kandi Investment were pledged as collateral for the $8,225,000 long-term loan.

NOTE 13 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	September 30,	December 31,
	useful life	2023	2022
Cost:
Patent	1.75-3.42 years	$4,670,032	4,938,765
Technology	3.25-4.25 years	9,459,571	10,003,915
		14,129,603	14,942,680
Less : Accumulated amortization
Patent		$(3,034,062)	(2,744,024)
Technology		(2,131,415)	(1,573,079)
		(5,165,477)	(4,317,103)
Less : Accumulated impairment for intangible assets		(3,402,248)	(2,631,465)
Intangible assets, net		$5,561,878	$7,994,112

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income were $334,240 and $482,010 for the three months ended September 30, 2023 and 2022, respectively. The aggregate amortization expenses for those intangible assets were $1,124,137 and $1,489,579 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Three months ended December 31, 2023	$334,240
Years ended December 31,
2024	1,355,288
2025	1,294,152
2026	1,081,327
2027	747,396
Thereafter	749,475
Total	$5,561,878

NOTE 14 - LAND USE RIGHTS, NET

The Company’s land use rights consist of the following:

	September 30,	December 31,
	2023	2022
Cost of land use rights	$3,601,940	$3,809,211
Less: Accumulated amortization	(911,759)	(899,261)
Land use rights, net	$2,690,181	$2,909,950

The amortization expenses for the three months ended September 30, 2023 and 2022, were $20,608 and $21,764, respectively. The amortization expenses for the nine months ended September 30, 2023 and 2022, were $63,746 and $67,889, respectively. Amortization expenses for the next five years and thereafter are as follows:

Three months ended December 31, 2023	$20,608
Years ended December 31,
2024	82,433
2025	82,433
2026	82,433
2027	82,433
Thereafter	2,339,841
Total	$2,690,181

NOTE 15 - OTHER LONG TERM ASSETS

Other long term assets as of September 30, 2023 and December 31, 2022, consisted of the following:

	2023	2022
Prepayments for land use right (i)	$3,643,576	3,917,226
Right - of - use asset (ii)	5,790,489	6,383,824
Others	321,972	329,861
Total other long-term asset	$9,756,037	$10,630,911

(i)	As of September 30, 2023 and December 31, 2022, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,643,576 and $3,917,226, respectively. As of September 30, 2023, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the three months ended September 30, 2023 and 2022 were $20,297 and $21,436, respectively. The amortization expense for the nine months ended September 30, 2023 and 2022 were $62,784 and $66,865, respectively.

(ii)	As of September 30, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,303,911 and $5,697,720, respectively, as well as the amount of $486,578 and $686,104 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the three months ended September 30, 2023 and 2022 were $28,106 and $29,682, respectively. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the nine months ended September 30, 2023 and 2022were $86,939 and $92,590, respectively.

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

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2023, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs and adversely affected by non-deductible expenses such as stock rewards for non-US employees, and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 were a tax benefit of 1.40% on a reported income before taxes of approximately $6.2 million, a tax benefit of 9.53% on a reported loss before taxes of approximately $2.7 million, respectively.

The quarterly tax provision, and the quarterly estimate of the Company’s annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss, acquisitions (including integrations) and investments, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, return to provision true-up, foreign currency gains (losses), changes in regulations and interpretations related to tax, accounting, and other areas. Additionally, the Company’s effective tax rate can be volatile based on the amount of pre-tax income or loss. The income tax provision for the nine months ended September 30, 2023 and 2022 was tax benefit of $86,330 and tax benefit of $255,232, respectively.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2023, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2023, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

(b) Tax Holiday Effect

For the nine months ended September 30, 2023 and 2022, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the nine months ended September 30, 2023 and 2022.

The combined effects of income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended
	September 30,
	2023	2022
Tax benefit (holiday) credit	$2,210,952	$1,129,332
Basic net income per share effect	$0.03	$0.01

NOTE 17 - LEASES

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. This land use rights was wholly prepaid.

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. As of September 30, 2023, the Company has paid the lease amount of both year 2022 and 2023 totaling $475,117.

As of September 30, 2023, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $5,790,489 and lease liability was $483,383 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the three months ended September 30, 2023 and 2022, the Company’s operating lease expense were $82,517 and $87,146, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s operating lease expense were $255,248 and $271,839, respectively.

Supplemental information related to operating leases was as follows:

	Nine Months Ended
	September 30,
	2023	2022
Cash payments for operating leases	$255,248	$271,839

Maturities of lease liabilities as of September 30, 2023 were as follow:

Maturity of Lease Liabilities:	Lease payable
Three months ended December 31, 2023	$51,154
Years ended December 31,
2024	212,189
2025	220,040

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

For the period from July 1, 2021 to September 30, 2022, Jiangxi Huiyi achieved its net profit target. Accordingly, the Transferors received 858,770 shares of Kandi’s restrictive common stock in October 2023.

In 2023, after evaluating the actual operation of Jiangxi Huiyi, the Company believes that taking over the management rights and conducting resources integration to combine Jiangxi Huiyi with the Company’s strategy are beneficial for improving the Company’s overall business performance. On August 3, 2023, Zhejiang Kandi Technologies and the Transferors signed an agreement on termination of make good shares (the “Termination Agreement”), pursuant to which the Supplementary Agreements were terminated. Zhejiang Kandi Technologies will take over the management rights while the Transferors shall not participate the management of Jiangxi Huiyi, and there was no further Evaluation Period or make good shares.

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

As of September 30, 2023 and December 31, 2022, the Company’s contingent consideration liability to the Transferors was $0 and $1,803,000, respectively.

NOTE 19 - COMMON SHARES

Retirement of Treasury Shares

On June 9, 2023, the Board of Directors of the Company approved to retire 3,488,559 shares of its common stock held in treasury, and the retirement was completed in June, 2023. The shares were returned to the status of authorized but unissued shares. As a part of the retirement, the Company reduced its common stock and additional paid-in capital by $9,807,820.

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

For the three months and nine months ended September 30, 2023, the Company recognized $0 and $1,083,000 of expenses for stock issued to the Consultant, respectively.

On June 17, 2023, SC Autosports entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Olen Rice (the “Transferor”), who owns 100% equity interests of Northern Group, Inc. (“NGI”), a Wisconsin incorporated company, pursuant to which the Transferor agreed to transfer, and SC Autosports agreed to accept all the equity interests (100%) of NGI and its related rights and obligations. On July 12, 2023, pursuant to the Equity Transfer Agreement, the Company issued a total of 3,951,368 shares of restrictive stock to the Transferor, which are being held in escrow with certain escrow restrictions, to be released contingent upon the achievement of certain agreed-upon milestones during the escrow period. The acquisition transaction of NGI was not closed as of November 8, 2023 and the process is being finalized.

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

On July 1, 2023, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 68,019 shares of the Company’s common stock, at an exercise price of $3.96 per share, to the Company’s employees. The stock options will vest ratably over three years on July 1, 2024, July 1, 2025 and July 1, 2026, respectively, and expire on the tenth anniversary of the grant date. The Company valued the stock options at $172,601 and has amortized the stock compensation expense using the graded vesting method over the service period from July 1, 2023, to July 1, 2026. The value of the stock options was estimated using the Binomial Tree Model with an expected volatility of 78.08%, an expected life of 10 years, a risk-free interest rate of 3.81% and an expected dividend yield of 0.00%.

There were $1,007,263 and $250,673 in stock compensation expenses associated with stock options booked for the three months ended September 30, 2023 and 2022, respectively. There were $2,969,050 and $250,673 in stock compensation expenses associated with stock options booked for the nine months ended September 30, 2023 and 2022, respectively.

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

On May 15, 2020, the Board appointed Mr. Jehn Ming Lim as the Chief Financial Officer. Mr. Lim was entitled to receive 6,000 shares of the common stock annually, which shall be issuable evenly on each six-month anniversary hereof. Mr. Lim was entitled to receive 10,000 shares of the common stock per year which shall be issuable evenly on each six-month anniversary as per the renewed contract effective on May 15, 2023.

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

On May 10, 2022, the Company granted 238,600 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan. On April 29, 2023, May 5, 2023 and July 1, 2023 the Company granted 588,019 shares of common stock to certain management members and employees as compensation for their past services under the 2008 Plan.

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

Pursuant to the Equity Incentive Agreement, for the next three calendar years ending in December 31, 2025 (the “Incentive Period”), the Company will provide equity incentives to the Receiving Party, subject to the Receiving Party meeting certain performance milestones in its role as the management team of the golf crossover project (the “Crossover Project”) of Kandi EV Hainan. The performance milestones are measured in terms of the net profit of the Crossover Project after deducting relevant operating costs and income taxes, excluding various incentives, allowances and rebates, among others, and shall be audited and confirmed by the third party auditor designated by the granting party, or the Company. The net profit target (the “Net Profit Target”) for the Incentive Period is RMB 150 million (approximately $21,719,613), with an annual net profit target (the “Annual Net Profit Target”) of RMB 50 million (approximately $7,239,871). Should the Receiving Party meet or exceed the Net Profit Target over the Incentive Period, the Company will issue to the Receiving Party as incentive compensation up to a maximum of 5,957,811 shares (the “Maximum Equity Awards”) of the Company’s common stock (the “Award Shares”) under the Company’s 2008 Omnibus Long-Term Incentive Plan, as amended (the “2008 Plan”). The amount of Award Shares issued within each calendar year of the Vesting Period is adjusted based on the net profit of the Crossover Project within that calendar year. If the net profit of every of the three calendar years is below 60% of the Annual Net Profit Target, the Receiving Party will receive no Equity Awards. If the net profit of every of the three calendar years is at or above the Annual Net Profit Target, the Receiving Party will receive the Maximum Equity Awards, with higher performance resulting in receiving the Equity Awards earlier. If the net profit of every of the three calendar years fall between 60% of the Annual Net Profit Target and the Annual Net Profit Target, the Receiving Party will receive an amount of Equity Awards below the Maximum Equity Awards. On August 28, 2023, both parties agreed to issue 5,957,811 shares ahead of the original timeline due to the good performance achieved from January to July 2023. These shares are Restricted Shares under the 2008 Plan, to be to be vested upon the achievement of certain performance targets.

The Receiving Party has no relationship to the Company other than as described above.

On September 18, 2023, the Company issued a total of 5,957,811 Restricted Shares under the 2008 Plan but have not been vested to the relevant members of the project management team.

For the three months ended September 30, 2023 and 2022, the Company recognized $2,985,211 and $22,925 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members and management under General and Administrative Expenses, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $4,664,931 and $662,615 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members and management under General and Administrative Expenses, respectively.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,741,905 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. The settlement was executed starting from May 2019. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of September 30, 2023 and December 31, 2022, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

On September 21, 2023, the SEC filed a settled administrative order (the “Order”) against Kandi alleging violations of certain provisions of the United States’ securities laws. The Order sets forth certain findings, which the Company neither admits nor denies, regarding statements the Company made in its periodic filings and press releases that issued during the years 2020 and 2019. These statements concerned the Company’s then plans to sell highway passenger electric vehicles in the United States. Pursuant to the Order, the Company agreed to settle and paid a settlement of $710,000 by September 30, 2023.

NOTE 23 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and the US. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Three Months Ended September 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$26,447,482	$20,480,662
China	9,978,719	13,192,539
Total	$36,426,201	$33,673,201

Major products
EV parts	$2,192,871	$2,624,505
EV products	-	1,726,681
Off-road vehicles and associated parts	30,246,941	21,748,245
Electric Scooters, Electric Self-Balancing Scooters and associated parts	275,736	1,167,208
Battery exchange equipment and Battery exchange service	516,368	71,184
Lithium-ion cells	3,194,285	6,335,378
Total	$36,426,201	$33,673,201

Timing of revenue recognition
Products transferred at a point in time	$36,426,201	$33,673,201
Total	$36,426,201	$33,673,201

	Nine Months Ended September 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$78,351,552	$41,663,512
China	16,890,096	37,742,276
Total	$95,241,648	$79,405,788

Major products
EV parts	$4,456,520	$6,881,058
EV products	-	4,553,194
Off-road vehicles and associated parts	82,285,439	42,554,127
Electric Scooters, Electric Self-Balancing Scooters and associated parts	645,939	4,511,647
Battery exchange equipment and Battery exchange service	679,113	179,848
Lithium-ion cells	7,174,637	20,725,914
Total	$95,241,648	$79,405,788

Timing of revenue recognition
Products transferred at a point in time	$95,241,648	$79,405,788
Total	$95,241,648	$79,405,788

NOTE 24 - SUBSEQUENT EVENT

On October 4, 2023, the Company issued an aggregate of 858,770 shares of Common Stock, bearing a standard restrictive legend under the Securities Act of 1933, as amended, as the make good shares after Jiangxi Huiyi achieved its net profit target for the period from July 1, 2021 to September 30, 2022 based on the share transfer agreement by and between Zhejiang Kandi Technologis and shareholders of Jiangxi Huiyi dated July 13, 2021, and Supplementary Agreements ..

On October 13, 2023, the Company issued a total of 1,666,661 shares of Common Stock to certain employees pursuant to the Company’s 2008 Plan and the non-qualified stock option agreements. These shares are without restrictive legend and freely tradable.

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

Overview

For the nine months ended September 30, 2023, our operating entities recognized total revenue of $95,241,648 as compared to $79,405,788 for the same period of 2022, an increase of $15,835,860 or 19.9%. For the nine months ended September 30, 2023, our operating entities recorded $32,682,823 of gross profit, an increase of $21,207,630 or 184.8% from the same period of 2022. Gross margin for the nine months ended September 30, 2023 was 34.3%, compared to 14.5% for the same period of 2022. Our operating entities recorded a net income of $6,259,185 for the nine months ended September 30, 2023, compared to a net loss of $2,421,617 in the same period of 2022.

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

The acquisition of NGI was not closed as of the date of this report and the process is being finalized.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$36,426,201	100.0%	$33,673,201	100.0%	2,753,000	8.2%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	-	0.0%	-	-

REVENUES, NET	36,426,201		33,673,201		2,753,000	8.2%

COST OF GOODS SOLD	(25,507,180)	(70.0%)	(27,304,038)	(81.1)%	1,796,858	(6.6)%

GROSS PROFIT	10,919,021	30.0%	6,369,163	18.9%	4,549,858	71.4%

OPERATING EXPENSE:
Research and development	(917,893)	(2.5)%	(1,433,649)	(4.3)%	515,756	(36.0)%
Selling and marketing	(4,152,246)	(11.4)%	(1,440,995)	(4.3)%	(2,711,251)	188.2%
General and administrative	(9,457,877)	(26.0)%	(5,686,233)	(16.9)%	(3,771,644)	66.3%
Impairment of goodwill	7,539	0.0%	-	0.0%	7,539	-
Impairment of long-lived assets	14,299	0.0%	-	0.0%	14,299	-
TOTAL OPERATING EXPENSE	(14,506,178)	(39.8)%	(8,560,877)	(25.4)%	(5,945,301)	69.4%

LOSS FROM OPERATIONS	(3,587,157)	(9.8)%	(2,191,714)	(6.5)%	(1,395,443)	63.7%

OTHER INCOME (EXPENSE):
Interest income	1,927,494	5.3%	2,138,130	6.3%	(210,636)	(9.9)%
Interest expense	(354,999)	(1.0)%	(177,417)	(0.5)%	(177,582)	100.1%
Change in fair value of contingent consideration	-	0.0%	434,995	1.3%	(434,995)	(100.0)%
Government grants	667,944	1.8%	829,539	2.5%	(161,595)	(19.5)%
Other income, net	2,611,239	7.2%	536,726	1.6%	2,074,513	386.5%
TOTAL OTHER INCOME , NET	4,851,678	13.3%	3,761,973	11.2%	1,089,705	29.0%

INCOME BEFORE INCOME TAXES	1,264,521	3.5%	1,570,259	4.7%	(305,738)	(19.5)%

INCOME TAX BENEFIT (EXPENSE)	12,007	0.0%	(497,211)	(1.5)%	509,218	(102.4)%

NET INCOME	1,276,528	3.5%	1,073,048	3.2%	203,480	19.0%

(a) Revenue

For the three months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $36,426,201, compared to $33,673,201 for the same period of 2022, representing an increase of $2,753,000 or 8.2%. The increase in revenue was mainly due to the increase in the sales volume and margin of off-road vehicles and associated parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	Sales	Sales
EV parts	$2,192,871	$2,624,505
EV products	-	1,726,681
Off-road vehicles and associated parts	30,246,941	21,748,245
Electric Scooters, Electric Self-Balancing Scooters and associated parts	275,736	1,167,208
Battery exchange equipment and Battery exchange service	516,368	71,184
Lithium-ion cells	3,194,285	6,335,378
Total	$36,426,201	$33,673,201

EV Parts

During the three months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $2,192,871, representing a decrease of $431,634 or 16.4% from $2,624,505 for the same quarter of 2022. The decrease was primarily due to the reduced demand from the market during the third quarter of 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV parts business line accounted for approximately 6.0% of the total net revenue for the three months ended September 30, 2023.

EV Products

During the three months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $0, representing a decrease of $1,726,681 or 100% from $1,726,681 for the same quarter of 2022. The decrease was primarily due to less demand from the market for our EV products. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 0% of the total net revenue for the three months ended September 30, 2023.

Off-Road Vehicles and associated parts

During the three months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”), others and associated parts, were $30,246,941, representing an increase of $8,498,696 or 39.1% from $21,748,245, for the same quarter of 2022. The increase was primarily because of the increasing sales of our crossover golf carts in US market during the third quarter of 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 83.0% of our operating entities’ total net revenue for the three months ended September 30, 2023.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the three months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of electric scooters, electric self-balancing scooters and associated parts was $275,736, representing a decrease of $891,472 or 76.4% from $1,167,208 for the same period of 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.8% of the total net revenue for the three months ended September 30, 2023.

Battery exchange equipment and Battery exchange service

During the three months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $516,368, representing an increase of $445,184 or 625.4% from $71,184 for the same period of 2022. The increase was primarily because battery exchange equipment, as additional product, was sold in the current period but none was sold during the three months ended September 30, 2022.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 1.4% of the total net revenue for the three months ended September 30, 2023.

Lithium-ion cells

During the three months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $3,194,285, representing a decrease of $3,141,093 or 49.6% from $6,335,378, for the same quarter of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cell business line accounted for approximately 8.8% of the total net revenue for the three months ended September 30, 2023.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Three Months Ended September 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$26,447,482	$20,480,662
China	9,978,719	13,192,539
Total	$36,426,201	$33,673,201

Major products
EV parts	$2,192,871	$2,624,505
EV products	-	1,726,681
Off-road vehicles and associated parts	30,246,941	21,748,245
Electric Scooters, Electric Self-Balancing Scooters and associated parts	275,736	1,167,208
Battery exchange equipment and Battery exchange service	516,368	71,184
Lithium-ion cells	3,194,285	6,335,378
Total	$36,426,201	$33,673,201

Timing of revenue recognition
Products transferred at a point in time	$36,426,201	$33,673,201
Total	$36,426,201	$33,673,201

(b) Cost of goods sold

Cost of goods sold was $25,507,180 during the three months ended September 30, 2023, representing a decrease of $1,796,858, or 6.6%, compared to $27,304,038 for the same period of 2022. The decrease was primarily due to the product mix with larger concentration of sales generated from the products with higher gross margin. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the three months ended September 30, 2023 and 2022 are as set forth below:

	Three Months Ended September 30,
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$2,192,871	2,077,271	115,600	5.3%	$2,624,505	2,408,952	215,553	8.2%
EV products	-	-	-	-	1,726,681	1,527,679	199,002	11.5%
Off-road vehicles and associated parts	30,246,941	18,915,320	11,331,621	37.5%	21,748,245	16,275,896	5,472,349	25.2%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	275,736	226,613	49,123	17.8%	1,167,208	1,178,742	-11,534	-1.0%
Battery exchange equipment and Battery exchange service	516,368	461,540	54,828	10.6%	71,184	67,519	3,665	5.1%
Lithium-ion cells	3,194,285	3,826,436	(632,151)	-19.8%	6,335,378	5,845,250	490,128	7.7%
Total	$36,426,201	25,507,180	10,919,021	30.0%	$33,673,201	27,304,038	6,369,163	18.9%

Gross profit for the three months ended September 30, 2023 increased 71.4% to $10,919,021, compared to $6,369,163 for the same period last year. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Consequently, our gross margin increased to 30.0% compared to 18.9% for the same period of 2022.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $917,893 for the three months ended September 30, 2023, a decrease of $515,756 or 36.0% compared to $1,433,649 for the same period of last year. The decrease was mainly due to less research and development projects were being carried out in the current period.

(e) Sales and marketing

Selling and distribution expenses were $4,152,246 for the three months ended September 30, 2023, compared to $1,440,995 for the same period last year, representing an increase of $2,711,251 or 188.2%. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

(f) General and administrative expenses

General and administrative expenses were $9,457,877 for the three months ended September 30, 2023, compared to $5,686,233 for the same period last year, representing an increase of $3,771,644 or 66.3%. For the three months ended September 30, 2023, general and administrative expenses included $3,992,474 as expenses for common stock awards and stock options to employees and Board members, and for stock issuance to the Consultant, compared to $273,598 for the same period in 2022. Besides stock compensation expense, our operating entities’ net general and administrative expenses for the three months ended September 30, 2023 were $5,465,403, representing an increase of $52,768 or 1.0% from $5,412,635 for the same period of 2022, which was comparable.

(g) Interest income

Interest income was $1,927,494 for the three months ended September 30, 2023, representing a decrease of $210,636 or 9.9% compared to $2,138,130 for the same period of last year. The decrease was primarily attributable to the decreased interest earned on deposit compared to the same period in 2022.

(h) Interest expenses

Interest expenses were $354,999 in the three months ended September 30, 2023, representing an increase of $177,582 or 100.1% compared to $177,417 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term and long-term loans of the Company compared to the same period in 2022.

(i) Change in fair value of contingent consideration

For the three months ended September 30, 2023, the gain related to changes in the fair value of contingent consideration was $0 compared to gain related to changes in the fair value of contingent consideration of $434,995 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $667,944 for the three months ended September 30, 2023, compared to $829,539 for the same quarter last year, representing a decrease of $161,595, or 19.5%, which was largely attributable to the decreased grants received from Jiangxi local government compare to the same period in 2022.

(k) Other income, net

Other income, net was $2,611,239 for the three months ended September 30, 2023, compared to $536,726 for the same period of last year, representing an increase of $2,074,513, or 386.5%, which was largely attributable to a research service project rendered for a third party customer that was completed during the quarter ended September 30, 2023.

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

Our actual effective income tax rate for the third quarter of 2023 was a tax benefit of 0.95% on a reported income before taxes of approximately $1.3 million, compared to a tax expense of 31.66% on a reported income before taxes of approximately $1.6 million for the same period of last year.

(m) Net income (loss)

Net income was $1,276,528 for the three months ended September 30, 2023, representing an increase of $203,480 compared to net income of $1,073,048 for the same period of last year. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	Change in Amount	Change in %

REVENUES FROM UNRELATED PARTIES, NET	$95,241,648	100.0%	$79,405,788	100.0%	15,835,860	19.9%
REVENUES FROM THE FORMER AFFILIATE COMPANY AND RELATED PARTIES, NET	-	0.0%	-	0.0%	-	-

REVENUES, NET	95,241,648	100.0%	79,405,788	100.0%	15,835,860	19.9%

COST OF GOODS SOLD	(62,558,825)	(65.7)%	(67,930,595)	(85.5)%	5,371,770	(7.9)%

GROSS PROFIT	32,682,823	34.3%	11,475,193	14.5%	21,207,630	184.8%

OPERATING EXPENSE:
Research and development	(2,671,435)	(2.8)%	(3,828,078)	(4.8)%	1,156,643	(30.2)%
Selling and marketing	(8,760,490)	(9.2)%	(3,807,222)	(4.8)%	(4,953,268)	130.1%
General and administrative	(25,855,648)	(27.1)%	(18,016,843)	(22.7)%	(7,838,805)	43.5%
Impairment of goodwill	(500,064)	(0.5)%	-	0.0%	(500,064)	-
Impairment of long-lived assets	(948,438)	(1.0)%	-	0.0%	(948,438)	-
TOTAL OPERATING EXPENSE	(38,736,075)	(40.7)%	(25,652,143)	(32.3)%	(13,083,932)	51.0%

LOSS FROM OPERATIONS	(6,053,252)	(6.4)%	(14,176,950)	(17.9)%	8,123,698	(57.3%)

OTHER INCOME (EXPENSE):
Interest income	5,982,400	6.3%	4,739,208	6.0%	1,243,192	26.2%
Interest expense	(722,608)	(0.8)%	(463,994)	(0.6)%	(258,614)	55.7%
Change in fair value of contingent consideration	1,803,000	1.9%	2,733,995	3.4%	(930,995)	(34.1)%
Government grants	1,478,296	1.6%	1,536,856	1.9%	(58,560)	(3.8)%
Other income, net	3,685,019	3.9%	2,954,036	3.7%	730,983	24.7%
TOTAL OTHER INCOME, NET	12,226,107	12.8%	11,500,101	14.5%	726,006	6.3%

INCOME (LOSS) BEFORE INCOME TAXES	6,172,855	6.5%	(2,676,849)	(3.4)%	8,849,704	(330.6)%

INCOME TAX BENEFIT	86,330	0.1%	255,232	0.3%	(168,902)	(66.2)%

NET INCOME (LOSS)	6,259,185	6.6%	(2,421,617)	(3.0)%	8,680,802	(358.5)%

(a) Revenue

For the nine months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue was $95,241,648 compared to $79,405,788 for the same period of 2022, representing an increase of $15,835,860 or 19.9%. The increase in revenue was mainly due to the increase in the sales volume and margin of off-road vehicles and associated parts.

The following table summarizes Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues by product types for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	Sales	Sales
EV parts	$4,456,520	$6,881,058
EV products	-	4,553,194
Off-road vehicles and associated parts	82,285,439	42,554,127
Electric Scooters, Electric Self-Balancing Scooters and associated parts	645,939	4,511,647
Battery exchange equipment and Battery exchange service	679,113	179,848
Lithium-ion cells	7,174,637	20,725,914
Total	$95,241,648	$79,405,788

EV Parts

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sales of EV parts were $4,456,520, representing a decrease of $2,424,538 or 35.2% from $6,881,058 for the same period of 2022. The decrease was primarily due to the reduced demand from the market during the nine months ended September 30, 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV parts business line accounted for approximately 4.7% of the total net revenue for the nine months ended September 30, 2023.

EV Products

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $0, representing a decrease of $4,553,194 or 100% from $4,553,194 for the same period of 2022. The decrease was primarily due to the reduced demand from the market during the first three quarters of 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 0% of the total net revenue for the nine months ended September 30, 2023.

Off-Road Vehicles and associated parts

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sales of off-road vehicles, including go karts, all-terrain vehicles (“ATVs”), others and associated parts, were $82,285,439, representing an increase of $39,731,312 or 93.4% from $42,554,127, for the same period of 2022. The increase was primarily because of the increasing sales of our crossover golf carts in US market during the first half of 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 86.4% of our operating entities’ total net revenue for the nine months ended September 30, 2023.

Electric Scooters, Electric Self-Balancing Scooters and associated parts

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of electric scooters, electric self-balancing scooters and associated parts was $645,939, representing a decrease of $3,865,708 or 85.7% from $4,511,647 for the same period of 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.7% of the total net revenue for the nine months ended September 30, 2023.

Battery exchange equipment and Battery exchange service

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Battery exchange equipment and Battery exchange service was $679,113, representing an increase of $499,265 or 277.6% from $179,848 for the same period of 2022.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.7% of the total net revenue for the nine months ended September 30, 2023.

Lithium-ion cells

During the nine months ended September 30, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $7,174,637, representing a decrease of $13,551,277 or 65.4% from $20,725,914, for the same quarter of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cells business line accounted for approximately 7.5% of the total net revenue for the nine months ended September 30, 2023.

The following table shows the breakdown of Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ net revenues:

	Nine Months Ended September 30,
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$78,351,552	$41,663,512
China	16,890,096	37,742,276
Total	$95,241,648	$79,405,788

Major products
EV parts	$4,456,520	$6,881,058
EV products	-	4,553,194
Off-road vehicles and associated parts	82,285,439	42,554,127
Electric Scooters, Electric Self-Balancing Scooters and associated parts	645,939	4,511,647
Battery exchange equipment and Battery exchange service	679,113	179,848
Lithium-ion cells	7,174,637	20,725,914
Total	$95,241,648	$79,405,788

Timing of revenue recognition
Products transferred at a point in time	$95,241,648	$79,405,788
Total	$95,241,648	$79,405,788

(b) Cost of goods sold

Cost of goods sold was $62,558,825 during the nine months ended September 30, 2023, representing a decrease of $5,371,770, or 7.9%, compared to $67,930,595 for the same period of 2022. The decrease was primarily due to the product mix with larger concentration of sales generated from the products with higher gross margin. Please refer to the Gross Profit section below for product margin analysis.

(c) Gross profit

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ margins by product for the nine months ended September 30, 2023 and 2022 are as set forth below:

	Nine Months Ended September 30,
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$4,456,520	4,142,914	313,606	7.0%	$6,881,058	6,229,204	651,854	9.5%
EV products	-	-	-	-	4,553,194	4,184,867	368,327	8.1%
Off-road vehicles and associated parts	82,285,439	49,362,536	32,922,903	40.0%	42,554,127	33,774,464	8,779,663	20.6%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	645,939	650,274	(4,335)	-0.7%	4,511,647	4,173,192	338,455	7.5%
Battery exchange equipment and Battery exchange service	679,113	597,977	81,136	11.9%	179,848	201,014	(21,166)	-11.8%
Lithium-ion cells	7,174,637	7,805,124	(630,487)	-8.8%	20,725,914	19,367,854	1,358,060	6.6%
Total	$95,241,648	62,558,825	32,682,823	34.3%	$79,405,788	67,930,595	11,475,193	14.5%

Gross profit for the nine months ended September 30, 2023 increased 184.8% to $32,682,823, compared to $11,475,193 for the same period last year. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Consequently, our gross margin increased to 34.3% compared to 14.5% for the same period of 2022.

(d) Research and development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses, totaled $2,671,435 for the nine months ended September 30, 2023, a decrease of $1,156,643 or 30.2% compared to $3,828,078 for the same period of last year. The decrease was mainly due to less research and development projects were being carried out in the current period.

(e) Sales and marketing

Selling and distribution expenses were $8,760,490 for the nine months ended September 30, 2023, compared to $3,807,222 for the same period last year, representing an increase of $4,953,268 or 130.1%. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

(f) General and administrative expenses

General and administrative expenses were $25,855,648 for the nine months ended September 30, 2023, compared to $18,016,843 for the same period last year, representing an increase of $7,838,805 or 43.5%. For the nine months ended September 30, 2023, general and administrative expenses included $8,716,981 as expenses for common stock awards and stock options to employees and Board members, and for stock issuance to the Consultant, compared to $913,288 for the same period in 2022. Besides stock compensation expense, our net general and administrative expenses for the nine months ended September 30, 2023 were $17,138,667, representing an increase of $35,112 or 0.2%, from $17,103,555 for the same period of 2022, which was comparable.

(g) Interest income

Interest income was $5,982,400 for the nine months ended September 30, 2023, representing an increase of $1,243,192 or 26.2% compared to $4,739,208 for the same period of last year. The increase was primarily attributable to the increased interest earned on increased certificate of deposit compared to the same period in 2022.

(h) Interest expenses

Interest expenses were $722,608 for the nine months ended September 30, 2023, representing an increase of $258,614 or 55.7% compared to $463,994 for the same period of last year. The increase was primarily due to interest expenses related to increased short-term loans of the Company compared to the same period in 2022.

(i) Change in fair value of contingent consideration

For the nine months ended September 30, 2023, the gain related to changes in the fair value of contingent consideration was $1,803,000 compared to gain related to changes in the fair value of contingent consideration of $2,733,995 for the same period of last year, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with the remaining shares of restrictive common stock (Please refer to NOTE 18 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

(j) Government grants

Government grants were $1,478,296 for the nine months ended September 30, 2023, compared to $1,536,856 for the same quarter last year, representing a decrease of $58,560, or 3.8%, which was largely attributable to the decreased grants received from Jiangxi local government compare to the same period in 2022.

(k) Other income, net

Other income, net was $3,685,019 for the nine months ended September 30, 2023, representing an increase of $730,983 or 24.7% compared to $2,954,036 for the same period of last year, which was largely due to a research service project rendered for a third party customer that was completed during the quarter ended September 30, 2023.

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

Our actual effective income tax rate for the first three quarters of 2023 was a tax benefit of 1.40% on a reported income before taxes of approximately $6.2 million, compared to a tax benefit of 9.53% on a reported loss before taxes of approximately $2.7 million for the same period of last year.

(m) Net income (loss)

Net income was $6,259,185 for the nine months ended September 30, 2023, representing an increase of $8,680,802 compared to net loss $2,421,617 for the same period of last year. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended
	September 30, 2023	September 30, 2022

Net cash provided by operating activities	$26,656,916	$13,223,050
Net cash used in investing activities	$(47,323,263)	$(29,225,536)
Net cash provided by financing activities	$11,979,721	$921,815

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(8,686,626)	$(15,080,671)
Effect of exchange rate changes	$(7,496,129)	$(13,710,508)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$134,857,516	$139,884,828

For the nine months ended September 30, 2023, cash provided by operating activities was $26,656,916, as compared to cash provided by operating activities of $13,223,050 for the same period last year. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the nine months ended September 30, 2023 were an increase of accounts payable of $34,021,872. The major operating activity that used cash for the nine months ended September 30, 2023 was a decrease of notes payable of $23,509,907.

For the nine months ended September 30, 2023, cash used in investing activities was $47,323,263, as compared to cash used in investing activities of $29,225,536 for the same period of last year. The major investing activities that used cash for the nine months ended September 30, 2023 were an increase of certificate of deposit of $34,143,774.

For the nine months ended September 30, 2023, cash provided by financing activities was $11,979,721, as compared to cash provided by financing activities of $921,815 for the same period of last year. The major financing activities that provided cash for the nine months ended September 30, 2023 were proceeds from short-term bank loans of $12,153,286. The major financing activities that used cash for the nine months ended September 30, 2023 were repayments of short-term bank loans of $8,398,565.

Working Capital

We had a working capital of $253,087,658 as of September 30, 2023, which reflects an increase of $5,270,533 from a working capital of $247,817,125 as of December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Supplementary Agreement to Equity Incentive Agreement on Project of Crossover Golf Carts by and between Kandi Technologies Group, Inc. and Project Management Team of Kandi Electric Vehicles (Hainan) Co., Ltd.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023	By:	/s/ Dong Xueqin
Dong Xueqin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)