Form 10-K
period 2023-12-31
Kandi Technologies Group, Inc.
filed 2024-03-14
CIK 1316517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s second fiscal quarter, was approximately $237,630,412.80.

The number of shares of common stock issued and outstanding as of March 8, 2024 was 87,542,800 and 87,358,234, respectively.

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

ii

PART I

Except as otherwise indicated in this Annual Report, references to

●	“China”, or “PRC” refers to the People’s Republic of China.

●	“China Battery Exchange” refers to China Battery Exchange (Zhejiang) Technology Co., Ltd.

●	“Continental” refers to Continental Development Limited

●	“Fengsheng” refers to Fengsheng Automotive Technology Group Co., Ltd., formerly known as Zhejiang Kandi Electric Vehicles Co., Ltd.

●	“Hengrun” refers to Hunan Hengrun Automobile Co., Ltd.

●	“Hainan Kandi Holding” refers to Hainan Kandi Holding New Energy Technology Co., Ltd.

●	“Jiangxi Huiyi” refers to Jiangxi Province Huiyi New Energy Co., Ltd.

●	“Kandi BVI” refers to Kandi Technologies Group, Inc., a British Virgin Islands company.

●	“Kandi Innovation” refers to Kandi Electric Innovation, Inc., a Nevada company.

●	“Kandi Hainan” refers to Kandi Electric Vehicles (Hainan) Co., Ltd.

●	“Kandi Canada” refers to Kandi Technologies Canada, Inc.

●	“NGI” refers to Northern Group, Inc.

●	“Kandi Investment” refers to Kandi America Investment, LLC.

●	“Kandi New Energy” refers to Jinhua Kandi New Energy Vehicles Co., Ltd.

●	“Kandi Technologies” refers to Kandi Technologies Group, Inc., a Delaware company.

●	“Kandi Smart Battery Swap” refers to Zhejiang Kandi Smart Battery Swap Technology Co., Ltd., formerly known as Jinhua An Kao Power Technology Co., Ltd., or “Jinhua An Kao”.

●	“PRC operating entities” refers to Kandi Technologies’ subsidiaries, including Zhejiang Kandi Technologies, China Battery Exchange, Kandi New Energy, Kandi Smart Battery Swap, Yongkang Scrou, Kandi Hainan, Jiangxi Huiyi, and Hainan Kandi Holdings New Energy Technology, Co., Ltd.

●	“RMB” and “Renminbi” both refer to the legal currency of China.

●	“Ruiheng” refers to Zhejiang Ruiheng Technology Co., Ltd.

●	“SC Autosports” refers to SC AutoSports, LLC., formerly known as Sportsman Country, LLC

●	“US$”, “U.S. dollars”, “$”, and dollars” all refer to the legal currency of the United States.

●	“We,” “us,” “our,” “Kandi,” or the “Company” are to the combined businesses of Kandi Technologies Group, Inc.

●	“Yongkang Scrou” refers to Yongkang Scrou Electric Co., Ltd.

●	“Zhejiang Kandi Technologies” refers to Zhejiang Kandi Technologies Group, Co. Ltd., formerly known as Zhejiang Kandi Vehicles Co., Ltd., or “Kandi Vehicles”.

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

Item 1. Business Introduction

Our Core Business

Kandi Technologies is a Delaware holding company, with its common stock being traded on the NASDAQ Global Select Market. As a holding company with no material operations of its own, a substantial majority of the operations are conducted through our wholly-owned subsidiaries established in the People’s Republic of China, or the PRC, including Zhejiang Kandi Technologies and its subsidiaries and U.S. wholly-owned subsidiaries SC Autosports and its subsidiary.

Originally, the Company’s primary business operations consist of designing, developing, manufacturing and commercializing electric vehicle (“EV”) products and EV parts. In recent years, some EV enterprises in China are seizing market share at the cost of huge losses. The Company realized that the EV market of China has not reached a healthy and orderly development stage. Therefore, the Company started to adjust the company’s development strategy after 2020. With the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious, the Company has been focusing on the production of pure electric off-road vehicles. Our goal is to achieve a leading position in the field of pure electric off-road vehicles within three years.

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
Kandi Electric Innovation, Inc.
("Kandi Innovation")
100%
Zhejiang Kandi Technologies Group Co., LTD
("Zhejiang Kandi Technologies")
(formerly known as Zhejiang Kandi Vehicles Co., LTD.)
100%
Kandi Technologies Mergerco Inc.
(Merger Sub)
100%
SC Autosports, LLC
("SC Autosports" "d/b/a Kandi America")
100%
Kandi America Investment, LLC
("Kandi Investment")
100%
Kandi Technologies Canada Inc.
("Kandi Canada")
100%
Northern Group, Inc
("NGI")
100%
Jinhua Kandi New Energy
Vehicle Co., Ltd.
("Kandi New Energy")
100%
China Battery Exchange
Technology Co., Ltd. and its
subsidiaries
("China Battery Exchange")
5%
95%
Zhejiang Kandi Smart Battery
Swap Technology Co., Ltd
("Kandi Smart Battery Swap")
(formerly known as
Jinhua An Kao Power Technology
Co., Ltd.)
Non-affiliated
Individuals
45%
55%
10%
90%
Kandi Electric Vehicles
(Hainan) Co., Ltd.
("Kandi Hainan")
Zhejiang Kandi Supply Chain
Management Co., Ltd. ("Supply
Chain Company")
Non-affiliated
Entities
100%
Yongkang Scrou
Electric Co., Ltd
(" Yongkang Scrou")
33.3%
66.7%
95%
Hainan Kandi Holding New
Energy Technology Co., Ltd.
("Hainan Kandi Holding")
5%
Jiangxi Province Huiyi
New Energy Co., Ltd.
("Jiangxi Huiyi")

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Reincorporation

On December 27, 2023, the shareholders of the Company approved the merger agreement and plan of merger, that the Company is to merge with and into Kandi BVI, with Kandi BVI as the surviving company upon the merger becoming effective in the second quarter of 2024 (the “Reincorporation”).

Industry Overview

Over the years, governments and the automobile manufacturers have reached a consensus on the importance of diversifying the automobile industry and utilizing various energy resources. China is one of the world’s largest automobile markets as China has relatively scarce fuel reserves but rich natural resources of electric power. As a result, the Chinese government has been implementing industrial policies of supporting new energy vehicles. The diversified market with the coexistence of traditional fuel vehicles, plug-in hybrid vehicles and pure electric vehicles has been initially formed. The Company believes China is a huge prospective market for pure electric vehicles. In recent years, some EV enterprises in China are seizing market share at the cost of huge losses. The Company realized that the EV market of China has not reached a healthy and orderly development stage. The Company also believes that in the global automobile industry, there is great development space for the Chinese electric vehicles and their core parts industry in the future. Meanwhile, with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious and huge market demand, management believes this industry still has huge development space. A majority of the Company’s products are pure electric off-road vehicles include utility vehicles (UTVs), ATVs, golf carts, go karts, etc. The largest market of pure electric off-road vehicles is in the United States.

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

The Company’s business strategy includes efforts to provide customers with high-quality products, to expand the footprint in new and existing markets, and to advance our profile and the market demand through the further innovations. The Company also provides products to end users through retail stores and our distributors.

As the largest market of pure electric off-road vehicles is in the United States, Kandi Technologies focus on the development of its wholly-owned subsidiary based in Dallas, SC Autosports, specialized in the sales in the United States. It has a seasoned management team with personnel over ten years of business experience, which has laid a good foundation for the sales of the Company’s products in the US market. On November 30, 2023, Kandi Technologies, through its wholly owned subsidiary, SC Autosports, acquired Northern Group, Inc. (“NGI”), a Wisconsin incorporated company that has extensive sales experience and sales channels in the United States rooted in wholesale, retail, supply chain and analytics solutions. The acquisition allows the expansion of the SC Autosports’ and the Company’s sales pipelines through vertical integration and thus enhance the growth of sales.

Our Products

General

For the years ended December 31, 2023 and 2022, our products primarily consist of EV parts, EV products, and off-road vehicles including All-Terrain Vehicles (“ATVs”), UTVs, go-karts, and electric scooters, electric self-balancing Scooters and associated parts, and Lithium-ion cells, etc. Based on our market research on consumer demand trends, the Company has adjusted our production line strategically and continue to develop and manufacture new products in an effort to meet market demand and better serve our customers.

The following table shows the breakdown of our net revenues:

	Year Ended December 31
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$93,979,363	$65,871,112
China	29,619,869	51,941,937
Total	$123,599,232	$117,813,049

Major products and Services
EV parts	$5,807,973	$8,964,094
EV products	1,214,786	7,926,233
Off-road vehicles and associated parts	106,983,891	70,622,278
Electric Scooters, Electric Self-Balancing Scooters and associated parts	683,952	4,616,683
Battery exchange equipment and Battery exchange service	674,927	1,691,486
Lithium-ion cells	7,994,227	23,992,275
Commission income	239,476	-
Total	$123,599,232	$117,813,049

Timing of revenue recognition
Products transferred at a point in time	$123,359,756	$117,813,049
Sales transactions completed at a point in time	239,476	-
Total	$123,599,232	$117,813,049

Sales and Distribution

Because our products are manufactured in China, there are two major sales modes of our products sold to the countries and regions other than China market: the first mode is indirect sales to Chinese import and export trading companies for sales to the countries and regions out of China, and the second is direct sales to retail stores and dealers of the countries and regions out of China. Our products sold in China are mainly through our sales department to sign sales contracts directly with customers.

The Company jointly manufactures the K23 model with Hunan Hengrun Automobile Co., Ltd. (“Hengrun”), whose manufacture license was granted in June 2022. This product is sold in the China market through our sales department by signing sales contracts directly with customers.

Customers

For the years ended December 31, 2023 and 2022, the major customers of our operating subsidiaries, in the aggregate, accounted for 55% and 26% of our sales. Our operating subsidiaries are working on developing new business partners and clients for our products to reduce our dependence on existing customers and is focusing our new business development efforts on pure electric off-road vehicle business.

For the year ended December 31, 2023 and 2022, the Company’s major customers, each of whom accounted for more than 10% of our consolidated revenue, were as follows:

	Sales	Trade Receivable
	Year Ended
	December 31,	December 31,	December 31,
Major Customers	2023	2023	2022
Customer A	26%	1%	1%
Customer B	19%	4%	-
Customer C	11%	4%	-

	Sales	Trade Receivable
	Year Ended
	December 31,	December 31,	December 31,
Major Customers	2022	2022	2021
Customer A	26%	1%	-

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

For the year ended December 31, 2023 and 2022, our operating subsidiaries’ material suppliers, each of whom accounted for more than 10% of our total purchases, were as follows:

	Purchases	Accounts Payable
	Year Ended
	December 31,	December 31,	December 31,
Major Suppliers	2023	2023	2022
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	20%	26%	32%

	Purchases	Accounts Payable
	Year Ended
	December 31,	December 31,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	22%	32%	11%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

Intellectual Property and Licenses

The Company’s success partially depends on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trademarks, copyrights and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. As of December 31, 2023, Zhejiang Kandi Technologies had a total of 90 valid patents and 2 software copyrights, including 2 invention patent, 51 utility model patents and 37 appearance design patents. As of December 31, 2023, Kandi Smart Battery Swap had a total of 96 valid patents and 4 software copyrights, including 77 utility model patents, 12 appearance design patents and 7 invention patents. As of December 31, 2023, Kandi New Energy had a total of 6 valid patents, including 2 utility model patents and 4 appearance design patents. As of December 31, 2023, Yongkang Scrou had a total of 25 valid patents, including 11 utility model patents and 14 appearance design patents. As of December 31, 2023, Kandi Hainan had a total of 36 valid patents, including 33 utility model patents, 2 invention patent and 1 appearance design patents. As of December 31, 2023, China Battery Exchange and its subsidiaries had a total of 3 valid utility model patents and 10 software copyrights. As of December 31, 2023, Jiangxi Huiyi had a total of 51 valid patents, including 9 invention patents, 31 utility model patents and 11 appearance design patents. As of December 31, 2023, Hainan Kandi Holding had a total of 4 valid patents, including 3 utility model patents and 1 appearance design patents. Under Chinese patent law, the utility model patents and appearance design patents shall be valid until 10 years after the date of application. The invention patents shall be valid until 20 years after the date of application. Among the Company’s valid utility model patents, the earliest expiration date is January 2024 and the latest is February 2033. Among the Company’s valid appearance design patents, the earliest expiration date is September 2024 and the latest is September 2033. Among the Company’s valid invention patents, the earliest expiration date is November 2035 and the latest is April 2041. In addition, The Company is authorized to use the trademark “Kandi” in the PRC and the U.S. The Company intends to continue to file additional patent applications with respect to our technology.

Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Kandi Hainan, and Jiangxi Huiyi are are recognized as a national High and New Technology Enterprises. The certification shall be renewed every three years. The status of being a national High and New Technology Enterprise qualifies for a preferred 15% income tax rate, as opposed to a standard corporate income tax rate at 25%.

Employees

As of December 31, 2023, excluding contractors and employees with the affiliate company, Kandi had a total of 840 full-time employees, as compared to 971 full-time employees as of December 31, 2022, of which 488 employees are production personnel, 44 employees are sales personnel, 88 employees are research and development personnel, and 220 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as-needed basis.

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

Permission and Approvals

The following table lists all the material permission and approvals the Company and its subsidiaries hold to operate business in PRC, as of December 31, 2023:

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

Those listed above constitute all the requisite permissions or approvals the Company and its subsidiaries required to operate business in the PRC. The Company and its subsidiaries have never been denied any applications concerning any permissions or approvals. If the Company or its subsidiaries does not receive or maintain such permissions or approvals, or mistakenly conclude that such permissions or approvals are not required, our business may be adversely affected. In the scenario when the Company does get denied such permissions, the Company would either avoid such field of business, or collaborate with parties that can obtain such permissions. Currently the PRC legal system is under constant development and applicable laws, regulations, or interpretations are subject to substantial uncertainties. If relevant rules suddenly change, we will have to obtain such permissions or approvals, which may be costly, and may temporarily halt our operation of business, negatively affecting our revenues and our securities’ value.

CAC Review

The management believes that as of the date of this report: (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; and (iii) the Company and its subsidiaries have never disclosed any customer or supplier information within China (except when requested by related parties, the company and its subsidiaries tailor their customer or supplier information disclosures to the narrowest possible scope), therefore, the Company believes it is not required to pass cybersecurity review of CAC. We are also not aware that there are relevant laws or regulations in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our overseas listing. Further, as of the date of this report, Kandi Technologies and its subsidiaries 1) did not collect any data that will or may negatively influence PRC’s national security; and 2) strictly follow the relevant PRC laws and regulations. Since these statements and regulatory actions are new, however, official guidance and related implementation rules have not been issued. It is highly uncertain what the potential impact such modified or new laws and regulations will have on the daily business operations of our subsidiaries, our ability to accept foreign investments, and our listing on a U.S. exchange. The PRC regulatory authorities may in the future promulgate laws, regulations, or implementing rules that require us, our subsidiaries to obtain regulatory approval from Chinese authorities for listing in the U.S. If we do not receive or maintain the approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

CSRC Filing Requirements

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

Auditors’ Regulations

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the Holding Foreign Companies Accountable Act (“HFCAA”) to have an auditor that is subject to the inspection by the PCAOB. Our present auditor is subject to the review of PCAOB and the PCAOB is able to conduct inspections on our present auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from Nasdaq.

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

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which AHFCAA constituted a part, was signed into law, which officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus, reducing the time before an applicable issuer’s securities may be prohibited from trading or delisted.

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

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Our Business

○	Our future growth is dependent upon market’s willingness to adopt our products and performance of our products in line with customers’ expectation;

○	Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our products;

○	Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services;

○	Our U.S. and PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources;

○	We and our PRC operating entities retain certain personal information about our customers and may be subject to various privacy and consumer protection laws;

○	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, defending and claiming our rights may be time-consuming and could cause us to incur substantial costs, our operating entities’ business may be adversely affected;

○	Our PRC operating entities’ products make use of lithium-ion battery cells, which may catch fire or vent smoke and flame. This may lead to additional concerns about batteries used in automotive applications;

○	Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines;

○	Our high concentration of sales to relatively few customers and supplies from relatively few suppliers may result in significant impact on our liquidity, business, results of operations and financial condition;

○	Our facilities or operations could be damaged or adversely affected as a result unpredictable events;

○	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock;

●	Risks Related to Doing Business in China

○	Substantial uncertainties and restrictions on the political and economic policies of the PRC government, PRC laws and regulations which can change quickly with little advance notice, and Chinese government’s tendency to intervene or influence the Company’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition; may restrict the level of legal protections to foreign investors and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For more detailed description, please refer to the discussion on P22 under such title;

○	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements;

○	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business; The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval;

○	It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China;

○	The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected;

○	Changes in currency conversion policies in China and fluctuation in exchange rates may have a material adverse effect on our business and the value of our securities;

○	Investors may experience difficulties in effecting service of legal process, enforcing judgements or bringing original actions based on United States or foreign laws against us or our management;

○	Changes to the government’s subsidy support policies and further delays in subsidy payments may have negative impacts on our operations;

●	Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

○	Failures in our U.S. business may present a risk of significant losses to our business;

○	The United States has strict environmental laws and regulations which may cause us to expend significant sums to comply with such laws and regulations;

○	Our short-term financial performance may suffer due to our investment in expanding our presence and sales in the United States;

○	Lack of authorized dealers and absence of after-sales maintenance may adversely affect our business in the United States;

●	Risks Relating to Ownership of Our Securities

○	Our stock price may be volatile, which may result in losses for our shareholders;

○	We do not anticipate paying cash dividends to our common shareholders;

○	Limited monetary liability against our directors, officers and employees under Delaware Law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;

○	We may require additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders;

○	Our business is subject to changing regulations related to corporate governance and public disclosure that may increase both our costs and the risk of noncompliance;

○	Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

●	Risks Relating to the Reincorporation

○	Your rights as a shareholder of Kandi will change as a result of the Reincorporation and you may not be afforded as many rights as a shareholder of Kandi BVI under applicable laws and the Kandi BVI memorandum and articles of association as you were as a shareholder of Kandi under applicable laws and the Kandi certificate of incorporation and bylaws.

○	BVI companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

○	Kandi BVI’s Amended and Restated Articles of Association provide for the exclusive jurisdiction of the Courts of the British Virgin Islands for substantially all disputes between Kandi BVI and its shareholders, which could limit the shareholders’ ability to obtain a favorable judicial forum for disputes with Kandi BVI or its directors, officers, other employees or shareholders.

○	As a foreign private issuer, Kandi BVI is permitted to, and Kandi BVI may in the future choose to follow certain corporate governance practices in accordance with British Virgin Island law in lieu of certain NASDAQ requirements applicable to U.S. issuers. As a result, Kandi BVI’s members may not have the protections afforded by these corporate governance requirements, which may make its ordinary shares less attractive to investors or otherwise harm the trading price or value of its ordinary shares.

○	The expected benefits of the Reincorporation may not be realized.

○	As a foreign private issuer, Kandi BVI will not be required to provide its shareholders with the same information as Kandi would if Kandi remained a U.S. public issuer and, as a result, you may not receive as much information about Kandi BVI as you did about Kandi and you may not be afforded the same level of protection as a shareholder of Kandi BVI under applicable laws and the Kandi BVI memorandum and articles of association as you were as a shareholder of Kandi under applicable laws and the Kandi certificate of incorporation and bylaws.

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

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced EV products and Pure Electric off-road vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors, which would materially and adversely affect our business, prospects, operating results and financial condition.

If our U.S. and PRC operating entities are unable to keep up with advances in electric vehicle and pure electric off-road vehicle technology, we may suffer a decline in our competitive position. Our research and development efforts may not be sufficient to adapt to changes in EV and pure electric off-road vehicle technology. As technologies change, our PRC operating entities plan to upgrade or adapt the vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our PRC operating entities’ vehicles may not compete effectively with alternative vehicles and pure electric off-road vehicles if they are not able to source and integrate the latest technology into their vehicles. For example, our PRC operating entities do not manufacture battery cells, which makes them dependent upon other suppliers of battery cell technology for our battery packs.

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

Our U.S. and PRC operating entities may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources.

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

As of December 31, 2023 and 2022, our operating subsidiaries’ major customers (above 10% of the total revenue), in the aggregate, accounted for 55% and 26%, respectively, of their sales. Due to the concentration of sales to relatively few customers, loss of one or more of these customers will have relatively high impact on their operational results.

Our business is subject to the risk of supplier concentrations.

Our PRC operating entities depend on a limited number of suppliers for the sourcing of major components and parts and principal raw materials. For the years ended December 31, 2023 and 2022, the major suppliers (above 10% of the total purchases) of our operating subsidiaries accounted for 20% and 22% of their purchases, respectively. As a result of this concentration in our supply chain, our operating subsidiaries’ business and operations would be negatively affected if any of their key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. Disputes with significant suppliers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

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

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Measures for Cybersecurity Review (the “Measures”), which took effect on February 15, 2022. The Measures provide that net platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

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

The management believes that as of the date of this report: (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; and (iii) the Company and its subsidiaries have never disclosed any customer or supplier information within China (except when requested by related parties, the company and its subsidiaries tailor their customer or supplier information disclosures to the narrowest possible scope), therefore, the Company believes it is not required to pass cybersecurity review of CAC. Further, as of the date of this report, Kandi Technologies and its subsidiaries 1) did not collect any data that will or may negatively influence PRC’s national security; and 2) strictly follow the relevant PRC laws and regulations. There remains uncertainty, however, as to how the Measures and the Draft Regulation will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Measures and the Draft Regulation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

The approval of the China Securities Regulatory Commission (“CSRC”) is required in connection with future offerings under the Trial Measures, and, we cannot assure you that we can obtain such approval on time.

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

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with regulatory authorities in the Unities States-including the SEC and the Department of Justice-may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. Currently the management of the Company understand that the Article 177 does not apply to the Company and will not negatively influence the authorities, such as the SEC, or the Department of Justice, to conduct investigation or collect evidence towards us. However, since the PRC Securities Law is relatively new and detailed interpretation of or implementation rules under Article 177 have been limited, we cannot assure you that the PRC legislative authority will have the same understanding as us and the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which AHFCAA constitute a part, was signed into law, which officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus, reducing the time before an applicable issuer’s securities may be prohibited from trading or delisted.

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

Our previous auditor, Kreit & Chiu CPA LLP, and ARK Pro CPA & Co (“ARK”), our current auditor, both are independent registered public accounting firms registered with the PCAOB, and are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Both our auditors are subject to inspection by the PCAOB on a regular basis. Our previous and current auditor are not among the firms listed on the PCAOB Determination List issued in December 2021.

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

Risks Associated With the Export of Kandi Electric Vehicles to and sale in the United States

The enactment of Inflation Reduction Act (IR Act) of 2022 may influence the value of our securities.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations, if during that taxable year, the total value of the stock repurchased is more than $1 million. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The Company repurchased 184,566 shares and 540,362 shares of the Company’s stock in December 2023 and the first two months of 2024, respectively, such repurchases are subject to the IR Act, however, we currently do not anticipate this provision of the IR Act to have any material impact on our financial position, results of operations or cash flows.

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

Excelvantage Group Limited (“Excelvantage”) controls approximately 14.68% of our outstanding shares of common stock as of December 31, 2023. Hu Xiaoming, the Company’s Chairman of the Board of Directors, is the sole stockholder of Excelvantage. Together with the shares held through Excelvantage, Mr. Hu controls 16.52% of our outstanding shares of common stock, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and other corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our ability to distribute dividends is restricted by PRC Company Law and Foreign Investment Law.

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

Risks Relating to the Reincorporation

Your rights as a shareholder of Kandi will change as a result of the Reincorporation and you may not be afforded as many rights as a shareholder of Kandi BVI under applicable laws and the Kandi BVI memorandum and articles of association as you were as a shareholder of Kandi under applicable laws and the Kandi certificate of incorporation and bylaws.

Following the consummation of the Reincorporation, the resulting company’s corporate affairs will be governed by its memorandum and articles of association, the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands (the “Act”) and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibility of the directors under BVI law are governed by the Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of shareholders and the fiduciary responsibilities of directors under BVI law may not be as clearly established as they would be under statutes or judicial precedent in the state of Delaware. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law.

Although we have attempted to preserve in the memorandum and articles of association of Kandi BVI the same allocation of material rights and powers between the shareholders and our Board of Directors that exists under Kandi’s bylaws and certificate of incorporation, because of differences between Delaware law and British Virgin Islands law and differences between the governing documents of Kandi and Kandi BVI, your rights as a shareholder in Kandi BVI will not be the same as your rights as a shareholder in Kandi.

BVI companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, Kandi BVI shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The BVI courts are also unlikely to recognize or enforce against Kandi BVI’s judgments of courts in the United States based on certain liability provisions of U.S. securities law and to impose liabilities against it, in original actions brought in the British Virgin Islands, based on certain liability provisions of U.S. securities laws that are penal in nature.

Under the laws of the British Virgin Islands, there are some statutory provisions for the protection of minority shareholders under the Act. The principal protection under the Act is that shareholders may bring an action to enforce the memorandum and articles of association of a BVI company. The Act sets forth the procedure to bring such a claim. Shareholders of a BVI Company are entitled to have the affairs of the company conducted in accordance with the general law and the memorandum and articles of association. Pursuant to Kandi BVI’s constitutional documents, the company is obliged to hold an annual general meeting unless the Company elects to rely on the exemption available under the NASDAQ Stock Market by following applicable procedures. BVI companies are not obligated to appoint an independent auditor and shareholders are not entitled to receive the audited financial statements of the company.

There are common law rights for the protection of shareholders that may be invoked. Such rights have also now been given a statutory basis under the Act. The common law rights are largely dependent on English company law, since the common law of the British Virgin Islands for companies incorporated under the Act is limited. Under the general rule pursuant to English company law, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority or the board of directors. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the company. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum or articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene include the following:

●	an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority,

●	acts that constitute fraud on the minority where the wrongdoers control the company,

●	acts that infringe on the personal rights of the shareholders, such as the right to vote, and

●	where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded to minority shareholders under the laws of the State of Delaware in the United States.

Kandi BVI’s Amended and Restated Articles of Association provide for the exclusive jurisdiction of the Courts of the British Virgin Islands for substantially all disputes between Kandi BVI and its shareholders, which could limit the shareholders’ ability to obtain a favorable judicial forum for disputes with Kandi BVI or its directors, officers, other employees or shareholders.

Kandi BVI’s Amended and Restated Articles of Association provide for the exclusive jurisdiction of the Courts of the British Virgin Islands for the following civil actions:

●	any derivative action or proceeding brought on behalf of Kandi BVI, including actions arising under the U.S. federal securities laws;

●	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Kandi BVI to the Kandi BVI or its Members;

●	any action asserting a claim arising pursuant to any provision of British Virgin Islands law or Kandi BVI’s Memorandum or Articles of Association;

●	any action asserting a claim against the Kandi BVI governed by the internal affairs doctrine.

This exclusive jurisdiction provision may limit a member’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Kandi BVI or any of its directors, officers, other employees or members, which may discourage lawsuits with respect to such claims, although Kandi BVI’s members will not be deemed to have waived Kandi BVI’s compliance with U.S. federal securities laws and the rules and regulations thereunder applicable to foreign private issuers. Alternatively, if a court were to find the exclusive jurisdiction provision contained in the Amended and Restated Articles of Association to be inapplicable or unenforceable in an action, Kandi BVI may incur additional costs associated with resolving such action in other jurisdictions, which could harm Kandi BVI’s business, operating results and financial condition. The exclusive jurisdiction provision would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws from being raised in a U.S. court and would not prevent a U.S. court from asserting jurisdiction over such claims. However, there is uncertainty whether a U.S. court would enforce the exclusive jurisdiction provision for actions for breach of fiduciary duty and other claims.

As a foreign private issuer, Kandi BVI is permitted to, and Kandi BVI may in the future choose to follow certain corporate governance practices in accordance with British Virgin Island law in lieu of certain NASDAQ requirements applicable to U.S. issuers. As a result, Kandi BVI’s members may not have the protections afforded by these corporate governance requirements, which may make its ordinary shares less attractive to investors or otherwise harm the trading price or value of its ordinary shares.

As a foreign private issuer, Kandi BVI will be permitted to follow certain corporate governance practices in accordance with British Virgin Island laws in lieu of certain NASDAQ requirements, although Kandi BVI will be subject to certain independence requirements with respect to its audit committee under NASDAQ rules. NASDAQ listing rules require, inter alia, that (i) a majority of the board of directors of a listed company be comprised of independent directors; (ii) each listed company have an audit committee comprised of at least three members, each of whom must be an independent director; and (iii) each listed company have a compensation committee comprised of at least two members, each of whom must be an independent director.

Under British Virgin Islands law, the directors of Kandi BVI owe to it fiduciary duties, including a duty of loyalty, a duty to act honestly and a duty to act in good faith and in a manner they believe to be in Kandi BVI’s best interests. The directors also have a duty to exercise the skill they actually possess and such care and diligence that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to Kandi BVI, the directors must ensure compliance with its articles of association, as amended and restated from time to time.

A foreign private issuer must disclose in its annual reports filed with the SEC each NASDAQ requirement it does not comply with, followed by a description of its applicable home country practice. As a company incorporated in the British Virgin Islands and to be listed on the NASDAQ, Kandi BVI may in the future choose to follow its home country practice with respect to the composition of Kandi BVI’s board of directors and Nomination and Compensation Committees. Unlike the requirements of the NASDAQ, Kandi BVI would not be required to:

●	independence of board

●	independence of committees

●	regularly scheduled executive sessions with only independent directors

●	adopt and disclose a code of ethics for directors, officers and employees.

Accordingly, if Kandi BVI were to rely on such exemptions, its shareholders would not have the same protection afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements, which could make its ordinary shares less attractive to some investors or could otherwise harm the ordinary share price.

The expected benefits of the Reincorporation may not be realized.

We cannot be assured that all of the goals of the Reincorporation will be achievable, and some or all of the anticipated benefits of the Reincorporation may not occur, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts. In addition, the anticipated reduction of SEC reporting requirements and related expenses may not be achieved in the event of changes to the SEC rules applicable to foreign private issuers or if we fail to qualify as a foreign private issuer. While we expect the Reincorporation will enable us to reduce our operational, administrative, legal and accounting costs over the long term, these benefits may not be achieved.

As a foreign private issuer, Kandi BVI will not be required to provide its shareholders with the same information as Kandi would if Kandi remained a U.S. public issuer and, as a result, you may not receive as much information about Kandi BVI as you did about Kandi and you may not be afforded the same level of protection as a shareholder of Kandi BVI under applicable laws and the Kandi BVI memorandum and articles of association as you were as a shareholder of Kandi under applicable laws and the Kandi certificate of incorporation and bylaws.

Kandi BVI is expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC. Kandi BVI will remain subject to the mandates of the Sarbanes-Oxley Act, and, as long as the Kandi BVI’s ordinary shares are listed on the NASDAQ, the governance and disclosure rules of that stock exchange. However, as a foreign private issuer, Kandi BVI will be exempt from certain rules under the Exchange Act that would otherwise apply if Kandi BVI were a company incorporated in the United States or did not meet the other conditions to qualify as a foreign private issuer. For example:

●	Kandi BVI may include in its SEC filings financial statements prepared in accordance with U.S. GAAP or with IFRS as issued by the IASB without reconciliation to U.S. GAAP;

●	Kandi BVI will not be required to provide as many Exchange Act reports, or as frequently or as promptly, as U.S. companies with securities registered under the Exchange Act. For example, Kandi BVI will not be required to file current reports on Form 8-K within four business days from the occurrence of specific material events. Instead, Kandi BVI will need to promptly furnish reports on Form 6-K any information that Kandi BVI (a) makes or is required to make public under the laws of the British Virgin Islands, (b) files or is required to file under the rules of any stock exchange or (iii) otherwise distributes or is required to distribute to its shareholders. Unlike Form 8-K, there is no precise deadline by which Form 6-K must be furnished. In addition, Kandi BVI will not be required to file its annual report on Form 10-K, which may be due as soon as 60 days after its fiscal year end. As a foreign private issuer, Kandi BVI will be required to file an annual report on Form 20-F within four months after its fiscal year end;

●	Kandi BVI will not be required to provide the same level of disclosure on certain issues, such as executive compensation;

●	Kandi BVI will not be required to conduct advisory votes on executive compensation;

●	Kandi BVI will be exempt from filing quarterly reports under the Exchange Act with the SEC;

●	Kandi BVI will not be subject to the requirement to comply with Regulation FD, which imposes certain restrictions on the selected disclosure of material information;

●	Kandi BVI will not be required to comply with the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

●	Kandi BVI will not be required to comply with Section 16 of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short-swing” trading transaction.

If Kandi BVI takes advantage of these exemptions if the Reincorporation is effected, after the completion of the Reincorporation, if you hold Kandi BVI securities, you may receive less information about Kandi BVI and its business than you currently receive with respect to Kandi and be afforded less protection under the U.S. federal securities laws than you are entitled to currently. However, consistent with our policy of seeking input from, and engaging in discussions with, our shareholders, on executive compensation matters, Kandi BVI intends to provide disclosure relating to its executive compensation philosophy, policies and practices and conduct an advisory vote on executive compensation once every year after the Reincorporation is effected. However, Kandi BVI expects to review this practice after the next such advisory vote and may at that time or in the future determine to conduct such advisory votes more or less frequently or to not conduct them at all.

Changes in domestic and foreign laws, including tax law changes, could adversely affect Kandi BVI, its subsidiaries and its shareholders, and the effective tax rate may increase.

Changes in tax laws, regulations or treaties or the interpretation or enforcement thereof, in both or either of the U.S. or the British Virgin Islands, could adversely affect the tax consequences. While the Reincorporation is not anticipated to have any material impact on the effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate, and the effective tax rate may increase and any such increase may be material.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance

Our Director of Internal Control and Chief Financial Officer oversee our cybersecurity risk management program described in “Risk Management and Strategy” below. While the Board of Directors has overall responsibility for risk oversight, it is supported in this regard by the Audit Committee. The Audit Committee assists the Board of Directors in monitoring cybersecurity risk by receiving updates from and engaging in discussions as needed with the Director of Internal Control and the Chief Financial Officer, that cover, among other things, our cybersecurity risk management program, response readiness and training efforts. The Audit Committee updates the full Board of Directors on cybersecurity matters as appropriate.

Risk Management and Strategy

Our cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●	Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.

●	Incident Response and Recovery Planning: We are establishing incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident.

●	Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.

●	Periodic Assessments: We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to our Audit Committee and our board of directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Item 2. Properties.

Kandi had the following granted land use rights as of December 31, 2023:

	Area
Location	(square meters)	Term and Expiration	Certificate No.
Jinhua New Energy Vehicle Town	58,587	Oct 22, 2020 - Oct 22, 2070	33201931343
Zhejiang Qiaoxia Industrial Park	5,864	Apr 03, 2001 - Apr 03, 2051	574-26-36
Zhejiang Qiaoxia Industrial Park	3,851	Jan 21, 2018 - Jan 20, 2068	3310-1414461
Xinyu South of Tantang Road, East of Longteng Road	72,720	Jun 15, 2022 - Dec 2, 2071	36006007453

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

Kandi has the following real estate properties:

Jinhua City, Zhejiang

Zhejiang Kandi Technologies owns the following facilities located in Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China. The table below lists the primary facilities and the status of each facility as of December 31, 2023:

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

As of December 31, 2023, the facilities has been completed and the factory has passed the completion acceptance inspection.

	Area
Description	(square meters)		Status
Floor area of Hainan Factories	145,000	*	Fully operational

*	Calculation based on the planning map provided by Haikou State High Technology Industry Development Zone as the land certificate is being processed.

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

Dallas, Texas

Kandi Investments owns the following facilities located in Dallas, Texas. The table below lists the primary facilities and the status of each facility as of December 31, 2023:

	Area
Description	(Sq. Ft.)	Status
Assembly area	43,524	Fully operational
Office	5,536	Fully operational
Show room	5,312	Fully operational

Garland, Texas

Kandi Investments owns the following facilities located in Garland, Texas. The table below lists the primary facilities and the status of each facility as of December 31, 2023:

	Area
Description	(Sq. Ft.)	Status
Warehouse area	74,758	Fully operational

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

Holders of Common Stock

As of March 8, 2024, there were 45 shareholders of record of our common stock. This does not include all beneficial holders who hold shares through their brokerage accounts.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has not repurchased any common shares during the fiscal year ended December 31, 2023, other than those described below:

On November 21, 2023, the board of directors had authorized the repurchase of up to $30 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2023, the Company had repurchased a total of 184,566 common shares at an average stock price of $2.75 per share under the repurchase plan.

The following table sets forth information regarding shares of our common stock that we repurchased in the fiscal year ended December 31, 2023.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2023	-	$-	-	$-
November 1 to November 30, 2023	-	$-	-	$-
December 1 to December 31, 2023	184,566	$2.75	184,566	$29,492,444
Total	184,566	$2.75	184,566	$29,492,444

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans not approved by security holders	N/A		$ N/A	N/A
Equity compensation plans approved by security holders	4,301,358	(1)	3.7	1,152,082
Totals	4,301,358		$3.7	1,152,082

(1)	Include the grant of 68,019 stock options to 8 employees approved by the Compensation Committee of the Board of Directors on July 1, 2023. The options are exercisable at an exercise price of $3.96 per share.

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

Now with the global trend of “fuel to electrification” of off-road vehicles becoming more and more obvious, we have successfully developed a series of pure electric off-road vehicles and put them on the market in batches, which have been favored by users. Next, we will successively launch various electric off-road vehicles, including electric crossover golf carts and electric UTVs. With the successively introduction of new products, we are confident to achieve sustained growth in the field of the pure electric off-road vehicles. As for our EV business, due to the fact that the Chinese EV market has not entered a healthy and orderly development stage, currently the Company will continue to operate in small-scale, and join back as appropriate when the EV market of China entered a healthy and orderly development stage.

For the year ended December 31, 2023, we recognized total revenue of $123,599,232 as compared to $117,813,049 for the same period of 2022, an increase of $5,786,183 or 4.9%. For the year ended December 31, 2023, we recorded $41,370,023 of gross profit, an increase of 112.0% from the same period of 2022. Gross margin for the year ended December 31, 2023, was 33.5%, compared to 16.6% for the same period of 2022. We recorded a net income of $1,669,767 for the year ended December 31, 2023, compared to a net loss of $12,851,024 in the same period of 2022.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth the amounts and percentage to revenue of certain items in our condensed consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	% of Revenue	December 31, 2022	% of Revenue	Change in Amount	Change in %

REVENUES, NET	$123,599,232	100.0%	$117,813,049	100.0%	5,786,183	4.9%

COST OF GOODS SOLD	(82,229,209)	(66.5)%	(98,295,323)	(83.4)%	16,066,114	(16.3)%

GROSS PROFIT	41,370,023	33.5%	19,517,726	16.6%	21,852,297	112.0%

OPERATING EXPENSE:
Research and development	(4,265,176)	(3.5)%	(6,029,608)	(5.1)%	1,764,432	(29.3)%
Selling and marketing	(13,335,950)	(10.8)%	(5,501,475)	(4.7)%	(7,834,475)	142.4%
General and administrative	(35,381,496)	(28.6)%	(32,325,889)	(27.4)%	(3,055,607)	9.5%
Impairment of goodwill	(496,981)	(0.4)%	(642,665)	(0.5)%	145,684	(22.7)%
Impairment of long-lived assets	(942,591)	(0.8)%	(2,697,521)	(2.3)%	1,754,930	(65.1)%
TOTAL OPERATING EXPENSE	(54,422,194)	(44.0)%	(47,197,158)	(40.1)%	(7,225,036)	15.3%

LOSS FROM OPERATIONS	(13,052,171)	(10.6)%	(27,679,432)	(23.5)%	14,627,261	(52.8)%

OTHER INCOME (EXPENSE):
Interest income	9,984,558	8.1%	6,427,502	5.5%	3,557,056	55.3%
Interest expense	(1,327,341)	(1.1)%	(707,488)	(0.6)%	(619,853)	87.6%
Change in fair value of contingent consideration	1,803,000	1.5%	4,196,995	3.6%	(2,393,995)	(57.0)%
Government grants	2,017,551	1.6%	1,639,328	1.4%	378,223	23.1%
Other income, net	4,047,074	3.3%	2,784,561	2.4%	1,262,513	45.3%
TOTAL OTHER INCOME , NET	16,524,842	13.4%	14,340,898	12.2%	2,183,944	15.2%

INCOME (LOSS) BEFORE INCOME TAXES	3,472,671	2.8%	(13,338,534)	(11.3)%	16,811,205	(126.0)%

INCOME TAX (EXPENSE) BENEFIT	(1,802,904)	(1.5)%	487,510	0.4%	(2,290,414)	(469.8)%

NET INCOME (LOSS)	1,669,767	1.4%	(12,851,024)	(10.9)%	14,520,791	(113.0)%

Revenues

For the year ended December 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports had net revenues of $123,599,232 compared to net revenues of $117,813,049 for the year ended December 31, 2022, representing an increase of $5,786,183, or 4.9%. The increase in revenue was mainly due to the increase in the sales volume and increased margin of off-road vehicles and associated parts.

The following table summarizes our net revenues by product types for the years ended December 31, 2023 and 2022:

	Year Ended December 31
	2023	2022
	Sales	Sales
EV parts	$5,807,973	$8,964,094
EV products	1,214,786	7,926,233
Off-road vehicles and associated parts	106,983,891	70,622,278
Electric Scooters, Electric Self-Balancing Scooters and associated parts	683,952	4,616,683
Battery exchange equipment and Battery exchange service	674,927	1,691,486
Lithium-ion cells	7,994,227	23,992,275
Commission income	239,476	-
Total	$123,599,232	$117,813,049

EV Parts

During the year ended December 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV parts was $5,807,973, representing a decrease of $3,156,121 or 35.2% from $8,964,094 for the year ended December 31, 2022. The decrease was primarily due to the reduced demand from the market during the year ended December 31, 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV parts business line accounted for approximately 4.7% of the total net revenue for the year ended December 31, 2023.

EV Products

During the year ended December 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenue from the sale of EV Products was $1,214,786, representing a decrease of $6,711,447 or 84.7% from $7,926,233 for the year ended December 31, 2022. The decrease was primarily due to the reduced demand from the market during the year ended December 31, 2023. In addition, due to the large demand of off-road vehicles from the US market, the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ EV Products business line accounted for approximately 1.0% of the total net revenue for the year ended December 31, 2023.

Off-Road Vehicles and Associated Parts

During the year ended December 31, 2023, Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ revenues from the sale of off-road vehicles including go-karts, ATVs, and others, were $106,983,891, representing an increase of $36,361,613 or 51.5% from $70,622,278 for the year ended December 31, 2022. The increase was because of the sales of our new model of crossover golf carts in US market during the year ended December 31, 2023.

Zhejiang Kandi Technologies, its subsidiaries and SC Autosports’ off-road vehicles business line accounted for approximately 86.6% of our total net revenue for the year ended December 31, 2023.

Electric Scooters, Electric Self-Balancing Scooters and Associated Parts

During the year ended December 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of electric scooters and electric self-balancing scooters and associated parts was $683,952, representing a decrease of $3,932,731 or 85.2% from $4,616,683 for the year ended December 31, 2022. The decrease was primarily due to the fact that the Company has been focusing on the production of off-road vehicles, especially crossover golf carts, which could bring in better profit margin due to the demand from the US market.

Zhejiang Kandi Technologies and its subsidiaries’ electric scooters, electric self-balancing scooters and associated parts business line accounted for approximately 0.5% of the total net revenue for the year ended December 31, 2023.

Battery Exchange Equipment and Battery Exchange Service

During the year ended December 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of battery exchange equipment and battery exchange service was $674,927, representing a decrease of $1,016,559 or 60.1% from $1,691,486 for the same period of 2022.

Zhejiang Kandi Technologies and its subsidiaries’ sale of battery exchange equipment and battery exchange service business line accounted for approximately 0.5% of the total net revenue for the year ended December 31, 2023.

Lithium-ion cells

During the year ended December 31, 2023, Zhejiang Kandi Technologies and its subsidiaries’ revenue from the sale of Lithium-ion cells was $7,994,227, representing a decrease of $15,998,048 or 66.7% from $23,992,275 for the same period of 2022. The decrease was primarily due to less demand from the market.

Zhejiang Kandi Technologies and its subsidiaries’ Lithium-ion cell business line accounted for approximately 6.5% of the total net revenue for the year ended December 31, 2023.

Commission income

During the year ended December 31, 2023, SC Autosports received commission income of $239,476, which was generated by NGI that was acquired on November 30, 2023,  there was no such income for the same period of 2022.

Such commission income accounted for approximately 0.2% of the total net revenue for the year ended December 31, 2023.

The following table shows the breakdown of our net revenues:

	Year Ended December 31
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$93,979,363	$65,871,112
China	29,619,869	51,941,937
Total	$123,599,232	$117,813,049

Major products and Services
EV parts	$5,807,973	$8,964,094
EV products	1,214,786	7,926,233
Off-road vehicles and associated parts	106,983,891	70,622,278
Electric Scooters, Electric Self-Balancing Scooters and associated parts	683,952	4,616,683
Battery exchange equipment and Battery exchange service	674,927	1,691,486
Lithium-ion cells	7,994,227	23,992,275
Commission income	239,476	-
Total	$123,599,232	$117,813,049

Timing of revenue recognition
Products transferred at a point in time	$123,359,756	$117,813,049
Sales transactions completed at a point in time	239,476	-
Total	$123,599,232	$117,813,049

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 was $82,229,209, representing a decrease of $16,066,114, or 16.3%, from $98,295,323 for the year ended December 31, 2022. The decrease was primarily due to the product mix with larger concentration of sales generated from the products with higher gross margin. Please refer to the Gross Profit section below for product margin analysis.

Gross Profit

Our operating entities’ margins by product for the past two years are as set forth below:

	Year Ended December 31
	2023				2022
	Sales	Cost	Gross Profit	Margin %	Sales	Cost	Gross Profit	Margin %
EV parts	$5,807,973	5,477,843	330,130	5.7%	$8,964,094	7,537,781	1,426,313	15.9%
EV products	1,214,786	1,109,288	105,498	8.7%	7,926,233	7,372,078	554,155	7.0%
Off-road vehicles and associated parts	106,983,891	65,574,158	41,409,733	38.7%	70,622,278	54,471,656	16,150,622	22.9%
Electric Scooters, Electric Self-Balancing Scooters and associated parts	683,952	696,102	(12,150)	-1.8%	4,616,683	4,294,254	322,429	7.0%
Battery exchange equipment and Battery exchange service	674,927	594,633	80,294	11.9%	1,691,486	1,728,068	-36,582	-2.2%
Lithium-ion cells	7,994,227	8,595,058	(600,831)	-7.5%	23,992,275	22,891,486	1,100,789	4.6%
Commission income	239,476	182,127	57,349	23.9%	-	-	-	-
Total	$123,599,232	82,229,209	41,370,023	33.5%	$117,813,049	98,295,323	19,517,726	16.6%

Gross profit for the year ended December 31, 2023 was $41,370,023, as compared to $19,517,726 for the year ended December 31, 2022, representing an increase of $21,852,297 or 112.0%. This was primarily attributable to product mix with higher concentration to our off-road vehicles, especially crossover golf carts, that brought us with significantly higher gross margin. Consequently, our gross margin increased to 33.5%, compared to 16.6% for the same period of 2022.

Research and Development

Research and development expenses, including materials, labor, equipment depreciation, design, testing, inspection, and other related expenses totaled $4,265,176 for the year ended December 31, 2023, compared to $6,029,608 for the year ended December 31, 2022, representing a decrease of $1,764,432, or 29.3%. The decrease was mainly due to fewer research and development projects being carried out in the current period.

Sales and Marketing

Selling and distribution expenses were $13,335,950 for the year ended December 31, 2023, compared to $5,501,475 for the year ended December 31, 2022, representing an increase of $7,834,475, or 142.4% from 2022. The increase was mainly due to higher commission offered for the sales of off-road vehicles, as well as higher shipping and related expenses incurred due to larger volume of exports to the US market.

General and Administrative Expenses

General and administrative expenses were $35,381,496 for the year ended December 31, 2023, compared to $32,325,889 for the year ended December 31, 2022, representing an increase of $3,055,607 or 9.5% from 2022. For the year ended December 31, 2023, general and administrative expenses included $11,059,801 as expenses for common stock awards and stock options to employees and Board members, and for stock issuance to the consultant which the Company recruited pursuant to certain consulting agreement dated May 25, 2023 (“Consultant Agreement”), compared to $1,926,376 for the years ended December 31 2022. Excluding stock compensation expenses, our net general and administrative expenses for the year ended December 31, 2023 were $24,321,695, a decrease of $6,077,818, or 20.0%, compared to $30,399,513 for the year ended December 31, 2022. The decrease compared to 2022 was largely due to decrease of inventory obsolescence reserve.

Interest Income

Interest income was $9,984,558 for the year ended December 31, 2023, compared to $6,427,502 for the year ended December 31, 2022, representing an increase of $3,557,056, or 55.3% from 2022. The increase was primarily attributable to the increased interest earned on increased certificate of deposit and notes receivable compared to the same period in 2022.

Interest Expense

Interest expense was $1,327,341 for the year ended December 31, 2023, compared to $707,488 for the year ended December 31, 2022, representing an increase of $619,853, or 87.6% from 2022. The increase was primarily due to interest expenses related to increased short-term and long-term debt of the Company compared to the same period in 2022.

Change in fair value of contingent consideration

For the year ended December 31, 2023, the gain related to changes in the fair value of contingent consideration was $1,803,000 compared to the gain related to changes in the fair value of contingent consideration of $4,196,995 for the year ended December 31, 2022, which was mainly due to the adjustment of the fair value of the contingent consideration liability associated with remaining shares of restrictive common stock. (Please refer to NOTE 19 – CONTINGENT CONSIDERATION LIABILITY). The fair value of the contingent consideration liability was estimated at each reporting date by using the Monte Carlo simulation method, which took into account all possible scenarios.

Government Grants

Government grants totaled $2,017,551 for the year ended December 31, 2023, compared to $1,639,328 for the year ended December 31, 2022, representing an increase of $378,223, or 23.1% from 2022, which was largely attributable to the increased grants received from Hainan local government compare to the same period in 2022.

Other Income, Net

Net other income was $4,047,074 for the year ended December 31, 2023, compared to net other income of $2,784,561 for the year ended December 31, 2022, representing an increase of $1,262,513 or 45.3% from 2022, which was largely due to an income generated from the research service project the Company provided to a third party customer during the year ended December 31, 2023.

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

Our actual effective income tax rate for 2023 was a tax expense of 51.92% on a reported income before taxes of approximately $3.5 million, compared to a tax benefit of 3.65% on a reported loss before taxes of approximately $13.3 million for 2022.

Net Income (Loss)

We recorded net income of $1,669,767 for the year ended December 31, 2023, compared to net loss of $12,851,024 for the year ended December 31, 2022. The increase of net income was primarily attributable to the increase in gross profit resulted from a higher concentration of sales from off-road vehicles with larger gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Years Ended
	December 31, 2023	December 31, 2022
Net cash (used in) provided by operating activities	$(101,160,636)	$31,478,911
Net cash provided by (used in) investing activities	$32,278,828	$(35,031,115)
Net cash provided by (used in) financing activities	$14,828,688	$(4,333,088)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(54,053,120)	$(7,885,292)
Effect of exchange rate changes	$(3,357,083)	$(9,750,444)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$93,630,068	$151,040,271

For the year ended December 31, 2023, net cash used in operating activities was $101,160,636, as compared to cash provided by operating activities was $31,478,911 for the year ended December 31, 2022. Our operating cash inflows include cash received primarily from sales of our EV parts, off-road vehicles, electric Scooters, electric self-balancing scooters and associated parts and lithium-ion cells. These cash inflows are offset largely by cash paid primarily to our suppliers for production materials and parts used in our manufacturing process, operation expenses, employee compensation, and interest expenses of our financings. The major operating activities that provided cash for the year ended December 31, 2023 were an increase of accounts payable of $38,603,301. The major operating activity that used cash for year ended December 31, 2023 was an increase of notes receivable of $123,992,862.

For the year ended December 31, 2023, net cash provided by investing activities was $32,278,828, as compared to cash used in investing activities of $35,031,115 for the year ended December 31, 2022. The major investing activities that provided cash for the year ended December 31, 2023 were a decrease of certificate of deposit of $45,244,390. The major investing activities that used cash for the year ended December 31, 2023 were an increase of purchases of property, plant and equipment of $13,172,512.

For the year ended December 31, 2023, net cash provided by financing activities was $14,828,688, as compared to cash used in financing activities of $4,333,088 for the year ended December 31, 2022. The major financing activities that provided cash for the year ended December 31, 2023 were proceeds from short-term bank loans of $23,420,534. The major financing activities that used cash for year ended December 31, 2023 were repayments of short-term loans of $19,709,663.

Working Capital

We had working capital of $266,874,509 as of December 31, 2023, which reflects an increase of $19,057,384 from a working capital of $247,817,125 as of December 31, 2022.

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

As of December 31, 2023 and December 31, 2022, credit terms with the Company’s customers were typically 60 to 180 days after delivery. As of December 31, 2023 and 2022, the Company had a $2,886,223 and $2,285,386 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

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

The Company generates revenue through the sales of EV parts and off-road vehicles, as well as commission income. The revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product, or the control of the promised services. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

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

The Company recognized impairment loss of $942,591 and $2,697,521 for finite-lived intangible assets as of December 31, 2023 and December 31, 2022, respectively.

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

As of December 31, 2023 and 2022, the Company performed goodwill impairment testing at the reporting unit level and recognized impairment loss of $496,981 and $642,665, respectively.

Estimate affecting contingent consideration liability

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the Jiangxi Huiyi and NGI’s former members upon the achievement of certain milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2023 and December 31, 2022, the Company’s contingent consideration liability was $2,693,000 and $1,803,000, respectively.

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

The stock-based option expenses for the years ended December 31, 2023 and 2022 were $3,476,058 and $1,231,566, respectively. There were no forfeitures estimated during the reporting period.

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

DECEMBER 31, 2023 AND 2022

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors and Shareholders

Kandi Technologies Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill and Intangible Assets

Critical Audit Matter Description

As of December 31, 2023, the Company had $33,146,682 of Goodwill and $6,395,825 of Intangible Assets. As discussed in Notes 5 and 6, management assesses Goodwill and Intangible Assets for impairment. Estimating fair values in connection with these impairment evaluations involves the use of forecasted revenues, expenses, and capital expenditures. The Company identified impairment of Goodwill of $496,981 and Intangible Assets impairment of $942,591, both related to Jiangxi Province Huiyi New Energy Co., Ltd (“Jiangxi Huiyi”), a subsidiary of the Company.

How the Critical Audit Matter was Addressed in the Audit

Our procedures related to the impairment of Goodwill and Intangible Assets at Jiangxi Huiyi include the following: (1) Tested the effectiveness of internal controls over the impairment analysis including the internal controls over the development of assumptions used in the valuation of Goodwill and Intangible Assets. (2) Tested management’s process of evaluating the appropriateness of the valuation models used to value the Goodwill and Intangible Assets. (3) Assessed qualitative factors relevant to the Company in order to determine if contradictory evidence exists.

Valuation of inventory

Critical Audit Matter Description

The Company values inventory using the lower of  cost or net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventory to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. As of December 31, 2023, the Company’s inventories amounted to $61,551,268, net of reserves for slow-moving or potential obsolescence of $8,544,926.

We identified the inventory valuation as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimates.

How the Critical Audit Matter was Addressed in the Audit

Our procedures related to the inventory valuation include the following: (1) Tested the effectiveness of internal controls over management’s inventory valuation method, including those over management’s development and approval of product cycles (2) Evaluated the appropriateness of management’s methods used in developing their estimate of the inventory valuation. (3) Evaluated the appropriateness of inputs supporting management’s estimate of inventory cost. We also agreed the data back to source information including third party vendor invoices (4) Evaluated management’s calculation of the inventory cost by testing the mathematical accuracy.

Valuation of Contingent Consideration Liability

Critical Audit Matter Description

As stated in Note 25, the Company completed to acquire 100% of the equity interest of Northern Group Inc. (“NGI”) in November 2023. The Company had issued a total of 3,951,368 restricted shares and had the contingent obligation to release such escrow restriction upon the achievement of certain agreed-upon milestones over the agreed escrow period, to be released at three milestone dates. The contingent consideration liability was valued at $2,693,000 as of December 31, 2023.

Key inputs to the valuation of the contingent consideration liability include estimates of future revenue and expenses of NGI and estimates of the future stock price of the Company. The valuation of the contingent consideration liability is established by external valuation specialists using the inputs noted above and valuation methods followed in the valuation industry. While the Company used best estimates and engaged an external valuation specialist, the Company’s estimates are inherently uncertain and include significant judgment.

How the Critical Audit Matter was Addressed in the Audit

Our procedures related to the valuation of the contingent consideration liability related to the NGI acquisition include the following: (1) Tested the effectiveness of internal controls over the valuation of contingent consideration liability including the internal controls over the development of assumptions used in the valuation of the contingent consideration liability. (2) Tested management’s process of evaluating the appropriateness of the valuation models used to value the contingent consideration liability. (3) Used an independent valuation specialist to test valuation assumptions and methodology. (4) Assessed qualitative factors relevant to the Company in order to determine if contradictory evidence exists.

/s/ ARK Pro CPA & Co
ARK Pro CPA & Co
(Formerly HKCM CPA & Co.)
We have served as the Company’s auditor since 2023.

Hong Kong, China

March 14, 2024

PCAOB Firm ID: 3299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kandi Technologies Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kandi Technologies Group, Inc. as of December 31, 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited Kandi Technologies Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the “Committee of Sponsoring Organizations of the Treadway Commission”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kandi Technologies Group, Inc. as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Kandi Technologies Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/ Kreit & Chiu CPA LLP
(Formerly Paris, Kreit & Chiu CPA LLP)

We have served as Kandi Technologies Group, Inc.’s auditor since 2021. In 2023, we became the predecessor auditor.

Los Angeles, California

March 16, 2023

PCAOB Firm ID: 6651

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

CURRENT ASSETS
Cash and cash equivalents	$33,756,941	$84,063,717
Restricted cash	59,873,127	66,976,554
Certificate of deposit	33,947,212	81,191,191
Accounts receivable (net of allowance for doubtful accounts of $2,886,223 and $2,285,386 as of December 31, 2023 and December 31, 2022, respectively)	18,951,745	38,150,876
Inventories	61,551,268	40,475,366
Notes receivable	124,473,111	434,461
Other receivables	6,476,542	11,912,615
Prepayments and prepaid expense	1,909,094	2,970,261
Advances to suppliers	2,609,098	3,147,932
TOTAL CURRENT ASSETS	343,548,138	329,322,973

NON-CURRENT ASSETS
Property, plant and equipment, net	98,803,772	97,168,753
Intangible assets, net	6,395,825	7,994,112
Land use rights, net	2,754,442	2,909,950
Construction in progress	-	199,837
Deferred tax assets	814,610	1,432,527
Long-term investment	-	144,984
Goodwill	33,146,682	33,178,229
Other long-term assets	9,993,130	10,630,911
TOTAL NON-CURRENT ASSETS	151,908,461	153,659,303

TOTAL ASSETS	$495,456,599	$482,982,276

CURRENT LIABILITIES
Accounts payable	$28,744,854	$35,321,262
Other payables and accrued expenses	7,252,814	14,131,414
Short-term loans	9,072,336	5,569,154
Notes payable	24,071,461	19,123,476
Income tax payable	2,130,083	1,270,617
Other current liabilities	5,402,081	6,089,925
TOTAL CURRENT LIABILITIES	76,673,629	81,505,848

NON-CURRENT LIABILITIES
Long-term loans	8,389,163	-
Deferred taxes liability	963,691	1,378,372
Contingent consideration liability	2,693,000	1,803,000
Other long-term liabilities	227,024	602,085
TOTAL NON-CURRENT LIABILITIES	12,272,878	3,783,457

TOTAL LIABILITIES	88,946,507	85,289,305

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; 87,532,800 and 77,668,730 shares issued and 87,348,234 and 74,180,171 outstanding at December 31,2023 and December 31,2022, respectively	87,533	77,669
Less: Treasury stock (184,566 shares with average price of $2.75 and 3,488,559 shares with average price of $2.81 at December 31, 2023 and December 31, 2022, respectively)	(507,013)	(9,807,820)
Additional paid-in capital	457,847,155	451,373,645
Accumulated deficit (the restricted portion is $4,422,033 and $4,422,033 at December 31, 2023 and December 31, 2022, respectively)	(16,332,633)	(16,339,765)
Accumulated other comprehensive loss	(36,970,066)	(28,333,239)
TOTAL KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS’ EQUITY	404,124,976	396,970,490

Non-controlling interests	2,385,116	722,481
TOTAL STOCKHOLDERS’ EQUITY	406,510,092	397,692,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,456,599	$482,982,276

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended
	December 31, 2023	December 31, 2022

REVENUES, NET	$123,599,232	$117,813,049

COST OF GOODS SOLD	(82,229,209)	(98,295,323)

GROSS PROFIT	41,370,023	19,517,726

OPERATING EXPENSE:
Research and development	(4,265,176)	(6,029,608)
Selling and marketing	(13,335,950)	(5,501,475)
General and administrative	(35,381,496)	(32,325,889)
Impairment of goodwill	(496,981)	(642,665)
Impairment of long-lived assets	(942,591)	(2,697,521)
TOTAL OPERATING EXPENSE	(54,422,194)	(47,197,158)

LOSS FROM OPERATIONS	(13,052,171)	(27,679,432)

OTHER INCOME (EXPENSE):
Interest income	9,984,558	6,427,502
Interest expense	(1,327,341)	(707,488)
Change in fair value of contingent consideration	1,803,000	4,196,995
Government grants	2,017,551	1,639,328
Other income, net	4,047,074	2,784,561
TOTAL OTHER INCOME , NET	16,524,842	14,340,898

INCOME (LOSS) BEFORE INCOME TAXES	3,472,671	(13,338,534)

INCOME TAX (EXPENSE) BENEFIT	(1,802,904)	487,510

NET INCOME (LOSS)	1,669,767	(12,851,024)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,662,635	(727,361)

NET INCOME (LOSS) ATTRIBUTABLE TO KANDI TECHNOLOGIES GROUP, INC. STOCKHOLDERS	7,132	(12,123,663)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(8,636,827)	(28,585,025)

COMPREHENSIVE LOSS	$(6,967,060)	$(41,436,049)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	78,781,094	75,571,702
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	79,902,891	75,571,702

NET INCOME (LOSS) PER SHARE, BASIC	$0.02	$(0.17)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.02	$(0.17)

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Number of Outstanding Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss）	Non- controlling interests	Total
BALANCE AS OF DECEMBER 31, 2021	77,385,130	$77,385	$(2,392,203)	$449,479,461	$(4,216,102)	$251,786	$-	$443,200,327
Stock issuance and award	283,600	284	-	746,636	-	-	-	746,920
Stock based compensation	-	-	-	1,231,566	-	-	-	1,231,566
Stock buyback	-	-	(7,415,617)	(84,018)	-	-	-	(7,499,635)
Capital contribution from shareholder	-	-	-	-	-	-	1,449,842	1,449,842
Net loss	-	-	-	-	(12,123,663)	-	(727,361)	(12,851,024)
Foreign currency translation	-	-	-	-	-	(28,585,025)	-	(28,585,025)
BALANCE AS OF DECEMBER 31, 2022	77,668,730	$77,669	$(9,807,820)	$451,373,645	$(16,339,765)	$(28,333,239)	$722,481	$397,692,971
Stock issuance and award	11,685,968	11,686	-	9,357,192	-	-	-	9,368,878
Stock based compensation	-	-	-	3,476,058	-	-	-	3,476,058
Stock buyback	-	-	(507,013)	(3,731)	-	-	-	(510,744)
Cancellation of the Treasury Stock	(3,488,559)	(3,489)	9,807,820	(9,804,331)	-	-	-	-
Stock option exercise	1,666,661	1,667	-	3,448,322	-	-	-	3,449,989
Net income	-	-	-	-	7,132	-	1,662,635	1,669,767
Foreign currency translation	-	-	-	-	-	(8,636,827)	-	(8,636,827)
BALANCE AS OF DECEMBER 31, 2023	87,532,800	$87,533	$(507,013)	$457,847,155	$(16,332,633)	$(36,970,066)	$2,385,116	$406,510,092

See notes to consolidated financial statements.

KANDI TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,669,767	$(12,851,024)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,913,647	12,427,973
Impairments	1,439,573	3,340,186
Provision of allowance for doubtful accounts	656,330	(542,801)
Deferred taxes	203,236	(461,045)
Loss from long-term Investment	141,389	-
Change in fair value of contingent consideration	(1,803,000)	(4,196,995)
Stock award and stock based compensation expense	11,059,801	1,926,376

Changes in operating assets and liabilities:

Accounts receivable	10,560,521	(20,965,140)
Notes receivable	(123,992,862)	4,726,570
Inventories	(21,531,323)	(9,145,298)
Other receivables and other assets	5,165,337	(4,932,463)
Advances to supplier and prepayments and prepaid expenses	1,491,762	16,275,678

Increase (Decrease) In:
Accounts payable	38,603,301	62,592,477
Other payables and accrued liabilities	(5,062,494)	7,842,715
Notes payable	(32,629,627)	(24,533,127)
Income tax payable	954,006	(25,171)
Net cash (used in) provided by operating activities	$(101,160,636)	$31,478,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(13,172,512)	(3,690,235)
Payment for construction in progress	(75,185)	(129,894)
Certificate of deposit	45,244,390	(31,210,986)
Acquisition of NGI	282,135	-
Net cash provided by (used in) investing activities	$32,278,828	$(35,031,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	23,420,534	30,765,776
Repayments of short-term loans	(19,709,663)	(28,357,211)
Repayments of long-term loans	(46,426)	-
Proceeds from long-term loans	8,225,000	-
Contribution from non-controlling shareholder	-	757,981
Purchase of treasury stock	(510,745)	(7,499,634)
Proceeds from exercises stock options, stock awards and other financing	3,449,988	-
Net cash provided by (used in) financing activities	$14,828,688	$(4,333,088)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(54,053,120)	$(7,885,292)
Effect of exchange rate changes	$(3,357,083)	$(9,750,444)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$151,040,271	$168,676,007

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$93,630,068	$151,040,271
-CASH AND CASH EQUIVALENTS AT END OF PERIOD	33,756,941	84,063,717
-RESTRICTED CASH AT END OF PERIOD	59,873,127	66,976,554

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$311,504	$350,002
Interest paid	$965,025	$345,451

SUPPLEMENTAL NON-CASH DISCLOSURES:
Contribution from non-controlling shareholder by inventories, fixed assets and intangible assets	$-	$393,986
Common stock issued for settlement of payables related to acquisitions (see Note 19)	$1,812,005	$-

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

In April 2012, pursuant to an agreement with the shareholders of Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), the Company acquired 100% of Yongkang Scrou, a manufacturer of automobile and EV parts. In September 2020, Zhejiang Kandi Technologies transferred all of its equity interest in Yongkang Scrou to its wholly owned subsidiary, Zhejiang Kandi Smart Battery Swap Technology Co., Ltd. (“Kandi Smart Battery Swap”).

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

In September 2020, intending to explore ridesharing service business, the Company participated in the formation of Zhejiang Ruiheng Technology Co., Ltd (“Ruiheng”). Zhejiang Kandi Technologies has 10% ownership interest in Ruiheng, the remaining 90% is owned by unrelated other parties. The Company deemed that Ruiheng is not a related party with the analysis in accordance with ASC 850-10. Ruiheng was dissolved in November 2023; however, its subsidiary Hainan Ruigeng still operates under different group of shareholders and managements.

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

On June 17, 2023, SC Autosports entered into an equity transfer agreement with the owner of Northern Group, Inc. (“NGI”) to acquire 100% equity of NGI, and on March 12, 2024, the parties entered into a supplementary agreement to revise certain profit targets. The acquisition was consummated on November 30, 2023.

During September 27, 2023, SC Autosports established a wholly owned subsidiary, Kandi Technologies Canada Inc. (“Kandi Canada”) in Ontario, Canada.

On December 27, 2023, the shareholders of the Company approved the merger agreement and plan of merger, that the Company is to merge with and into Kandi BVI, with Kandi BVI as the surviving company upon the merger becoming effective in the second quarter of 2024 (the “Reincorporation”).

On January 1, 2024, the Company established a wholly-owned subsidiary, Kandi Electric Innovation, Inc. (“Kandi Innovation”), incorporated under the laws of the state of Nevada. Subsequently, SC Autosports became the wholly-owned subsidiary of Kandi Innovation, instead of being directly owned by the Company.

NOTE 2 - LIQUIDITY

The Company had working capital of $266,874,509  as of December 31, 2023, an increase of $19,057,384  from the working capital of $247,817,125 as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $33,756,941 and $84,063,717, respectively, and the Company’s restricted cash was $59,873,127 and $66,976,554, respectively. As of December 31, 2023 and December 31, 2022, the Company had multiple certificates of deposit with a total amount of $33,947,212 and $81,191,191, respectively. These certificates of deposit have an annual interest rate from 3.25% to 3.99% which can be transferred when necessary without any penalty or any loss of interest and principal.

Although the Company expects that most of its outstanding trade receivables from customers will be collected in the next twelve months, there are uncertainties with respect to the timing in collecting these receivables.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from operations, external credit or financing arrangements. Currently the Company has sufficient cash in hand to meet the existing operational needs, but the credit line is retained and can be utilized timely when the Company has special capital needs. The PRC subsidiaries have $7.1 million short-term bank loans and the US subsidiaries have $2.0 million short-term bank loans and $8.4 million long-term bank loans outstanding as of December 31, 2023.

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

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The Company’s condensed consolidated financial statements reflect the accounts of the Company and its ownership interests in the following subsidiaries:

(1)	Continental Development Limited (“Continental”), a wholly-owned subsidiary of the Company, incorporated under the laws of Hong Kong;

(2)	Zhejiang Kandi Technologies, a wholly-owned subsidiary of Continental, incorporated under the laws of the PRC;

(3)	Kandi New Energy Vehicle Co. Ltd. (“Kandi New Energy”), formerly, a 50%-owned subsidiary of Zhejiang Kandi Technologies (Mr. Hu Xiaoming owned the other 50%), incorporated under the laws of the PRC. Pursuant to agreements executed in January 2011, Mr. Hu Xiaoming contracted with Zhejiang Kandi Technologies for the operation and management of Kandi New Energy and put his shares of Kandi New Energy into escrow. As a result, Zhejiang Kandi Technologies was entitled to 100% of the economic benefits, voting rights and residual interests of Kandi New Energy. Effective March 14, 2022, Mr. Hu Xiaoming transferred his 50% equity interests of Kandi New Energy to Zhejiang Kandi Technologies. As a result, Kandi New Energy has become a wholly-owned subsidiary of Zhejiang Kandi Technologies;

(4)	Kandi Electric Vehicles (Hainan) Co., Ltd. (“Kandi Hainan”), a subsidiary 55% owned by Kandi New Energy and 45% owned by Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(5)	Zhejiang Kandi Smart Battery Swap Technology Co., Ltd (“Kandi Smart Battery Swap”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC;

(6)	Yongkang Scrou Electric Co, Ltd. (“Yongkang Scrou”), a wholly-owned subsidiary of Kandi Smart Battery Swap, incorporated under the laws of the PRC;

(7)	SC Autosports (d/b/a Kandi America), a wholly-owned subsidiary of the Company, formed under the laws of the State of Texas, USA;

(8)	China Battery Exchange (Zhejiang) Technology Co., Ltd. (“China Battery Exchange”), a wholly-owned subsidiary of Zhejiang Kandi Technologies, and its subsidiaries, incorporated under the laws of the PRC;

(9)	Kandi America Investment, LLC (“Kandi Investment”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Texas, USA;

(10)	Jiangxi Province Huiyi New Energy Co., Ltd. (“Jiangxi Huiyi”) and its subsidiaries, a wholly-owned subsidiary of Zhejiang Kandi Technologies, incorporated under the laws of the PRC; and

(11)	Hainan Kandi Holding New Energy Technology Co., Ltd. (“Hainan Kandi Holding”), a subsidiary of Kandi Hainan, incorporated under the laws of the PRC; Kandi Hainan owns 66.7% and a non-affiliate, Jiangsu Xingchi owns 33.3% of Hainan Kandi Holding. Consequently, effective February 15, 2022, non-controlling interests of an aggregate of 33.3% of the equity interests of Hainan Kandi Holding held by an entity are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interest in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the period between non-controlling interest holders and the shareholders of the Company;

(12)	Northern Group, Inc. (“NGI”), a wholly-owned subsidiary of SC Autosports formed under the laws of the State of Wisconsin, USA; and

(13)	Kandi Technologies Canada Inc. (“Kandi Canada”), a wholly-owned subsidiary of SC Autosports formed under the laws of Canada.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, other payables and accrued liabilities, and notes payable approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles. As the carrying amounts are reasonable estimates of fair value, these financial instruments are classified within Level 1 of the fair value hierarchy. The Company identified notes payable as Level 2 instruments due to the fact that the inputs to valuation are primarily based upon readily observable pricing information. The balance of notes payable, which were measured and disclosed at fair value, was $24,071,461 and $19,123,476 as of December 31, 2023 and December 31, 2022, respectively.

Contingent consideration related to the acquisitions of Jiangxi Huiyi and NGI, which is accounted for as liabilities, are measured at each reporting date for their fair value using Level 3 inputs. The fair value of contingent consideration was $2,693,000 and $1,803,000 as of December 31, 2023 and December 31, 2022, respectively. Also see Note 19.

(c) Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

(d) Restricted cash

Restricted cash primarily represents bank deposits for letter of credit and bank acceptance bill.

As of December 31, 2023 and December 31, 2022, the Company’s restricted cash was $59,873,127 and $66,976,554, respectively.

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

As of December 31, 2023 and December 31, 2022, credit terms with the Company’s customers were typically 60 to 180 days after delivery. The Company has agreements or purchase orders signed with the customers which state the payment term based on the scale of sales and background of the customers. The terms and agreements signed are legally enforceable. As of December 31, 2023 and 2022, the Company had $2,886,223 and $2,285,386 allowance for doubtful accounts, as per the Company management’s judgment based on their best knowledge. The Company conducts quarterly assessments of the state of the Company’s outstanding receivables and reserves any allowance for doubtful accounts if it becomes necessary.

The table below summarized the aging of the accounts receivable as of December 31, 2023 and 2022.

Aging of accounts receivable as of December 31, 2022	Outstanding balance	Subsequent collection(1)
1 to 90 days	$17,696,095	$17,269,833
91 to 180 days	1,863,518	1,775,104
Over 180 days	634,596	634,596
Over one year	1,104,456	258,981
Over two years	19,137,597	16,312,594
Total	$40,436,262	$36,251,108

Aging of accounts receivable as of December 31, 2023	Outstanding balance	Subsequent collection(1)
1 to 90 days	$13,532,753	$8,614,006
91 to 180 days	4,810,095	1,025,240
Over 180 days	142,122	111,448
Over one year	287,967	197,550
Over two years	3,065,031	49,506
Total	$21,837,968	$9,997,750

(1)	the Company reviewed the subsequent collection until March 10, 2024.

(g) Notes Receivable

Notes receivable represent short-term loans to third parties with maximum terms of six months. Interest income is recognized according to each agreement between a borrower and the Company on an accrual basis. For notes receivable with banks, the interest rates are determined by banks. For notes receivable with other parties, the interest rates are based on agreements between the parties. If notes receivable are paid back, that transaction will be recognized in the relevant year. If notes receivable are not paid back, or are written off, that transaction will be recognized in the relevant year once default is probable, reasonably assured, and the loss can be reasonably estimated. The Company will recognize income if the written-off loan is recovered at a future date. In case of any foreclosure proceedings or legal actions, the Company provides an accrual for the related foreclosure and litigation expenses. If the Company decides to discount notes receivable for the purpose of receiving immediate cash, the current discount rate is approximately in the range of 1.5% to 2.2% annually depends on different banks. As of December 31, 2023 and 2022, the Company had notes receivable from unrelated parties of $124,473,111 and $434,461, respectively, which notes receivable typically mature within six months.

(h) Property, Plant and Equipment, net

Property, Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	20-40 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	5 years
Molds	5 years

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

The Company recognized impairment loss of $942,591 and $2,697,521 for finite-lived intangible assets as of December 31, 2023 and December 31, 2022, respectively.

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

The Company generates revenue through the sales of EV parts and off-road vehicles, as well as commission income. The revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product or the control of the promised services. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfillment costs rather than separate performance obligations and recorded as sales and marketing expenses.

See Note 24 “Segment Reporting” for disaggregation of revenue by reporting segments. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(l) Research and Development

Expenditures relating to the development of new products and processes, including improvements to existing products as well as research and development and consulting work performed by third parties, are expensed as incurred. Research and development expenses were $4,265,176 and $6,029,608 for the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, $2,017,551 and $1,639,328, respectively, were received by the Company’s subsidiaries from the Chinese government.

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

	December 31,	December 31,
	2023	2022
Period end RMB : USD exchange rate	7.0698	6.8973
Average RMB : USD exchange rate	7.0727	6.7284

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

The stock-based option expenses for the years ended December 31, 2023 and 2022 were $3,476,058 and $1,231,566, respectively. There were no forfeitures estimated during the reporting period.

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

The Company applies the reporting unit criteria in ASC 350-20 to the components to determine if the reporting unit should be identified one level below the operating segment. Each component will be evaluated to determine if: (a) it is a business (as defined in ASC 805), (b) discrete financial information is available and (c) the operating results are regularly reviewed by the segment manager(s). If the components of a specific operating segment meet these criteria, they might be deemed to be separate reporting units. However, if they have similar economic characteristics (which is a matter of judgment based on individual facts and circumstances), these components must be aggregated into one reporting unit. There are four reporting units under the goodwill impairment analysis, namely 1) SC Autosports, 2) Jinhua An kao and Yongkang Scrou, 3) Jiangxi Huiyi, and 4) NGI.

As of December 31, 2023 and 2022, the Company performed goodwill impairment testing at the reporting unit level and recognized impairment loss of $496,981 and $642,665, respectively.

(t) Intangible Assets

Intangible assets consist of patent, trade names, customer relations and technology associated with the purchase price from the allocation of Kandi Smart Battery Swap, Jiangxi Huiyi, Hainan Kandi Holding and NGI. Such assets are being amortized over their estimated useful lives. Intangible assets were amortized as of December 31, 2023. The amortization expenses for intangible assets were $1,489,657 and $1,965,490 for the years ended December 31, 2023 and 2022, respectively.

The Company recognized impairment loss of $942,591 and $2,697,521 for finite-lived intangible assets as of December 31, 2023 and December 31, 2022, respectively.

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

Based on the contractual arrangements, Kandi New Energy had been deemed as a VIE and that the Company’s wholly-owned subsidiary, Zhejiang Kandi Technologies, absorbs all risk of loss from the activities of this VIE, thereby enabling the Company, through Zhejiang Kandi Technologies, to receive all of its expected residual returns. Therefore, although Kandi Technologies only owns 50% equity in Kandi New Energy, for accounting purpose, Kandi Technologies is the sole beneficiary and shall be wholly included in the consolidation.

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

The Company has completed the conversion of Kandi New Energy to a wholly-owned subsidiary of Zhejiang Kandi Technologies, effective March 14, 2022. The Company no longer has any VIE subsequent to March 14, 2022. There was no other VIE contractual arrangements during the year ended December 31, 2023.

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

Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

NOTE 8 - CONCENTRATIONS

(a) Customers

For the years ended December 31, 2023 and 2022, the Company’s major customers, who accounted for more than 10% of the Company’s consolidated revenue, were as follows:

	Sales	Trade Receivable
	Year Ended
	December 31，	December 31，	December 31，
Major Customers	2023	2023	2022
Customer A	26%	1%	1%
Customer B	19%	4%	-
Customer C	11%	4%	-

	Sales	Trade Receivable
	Year Ended
	December 31,	December 31,	December 31,
Major Customers	2022	2022	2021
Customer A	26%	1%	-

(b) Suppliers

For the years ended December 31, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Purchases	Accounts Payable
	Year Ended
	December 31，	December 31，	December 31，
Major Suppliers	2023	2023	2022
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	20%	26%	32%

	Purchases	Accounts Payable
	Year Ended
	December 31,	December 31,	December 31,
Major Suppliers	2022	2022	2021
Zhejiang Kandi Supply Chain Management Co., Ltd.(1)	22%	32%	11%

(1)	Zhejiang Kandi Technologies owns 10% equity interest of the supplier.

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

Due to the average market price of the common stock during the period being below the exercise price of certain options and warrants, approximately 968,019 options and 8,131,332 warrants that were wholly expired in May 2023 were excluded from the calculation of diluted earnings per share, for the year ended December 31, 2023. There were dilutive effects of 1,121,797 shares for 3,333,339 stock options granted on September 7, 2022, at an exercise price of $2.07 per share, for the year ended December 31, 2023.

Due to the net loss for the year ended December 31, 2022, approximately 5,900,000 options and 8,131,332 warrants were excluded from the calculation of diluted loss per share, for the year ended December 31, 2022.

NOTE 10 - ACCOUNTS RECEIVABLE, NET

Accounts receivable are summarized as follows:

	December 31,	December 31,
	2023	2022
Accounts receivable	$21,837,968	$40,436,262
Less: allowance for doubtful accounts	(2,886,223)	(2,285,386)
Accounts receivable, net	$18,951,745	$38,150,876

The following table sets forth the movement of provision for doubtful accounts:

Allowance for Doubtful Accounts
BALANCE AT DECEMBER 31, 2021	$3,053,277
Provision	456,974
Recovery	(999,775)
Exchange rate difference	(225,090)
BALANCE AT DECEMBER 31, 2022	$2,285,386
Provision	690,236
Recovery	(33,906)
Exchange rate difference	(55,493)
BALANCE AT DECEMBER 31, 2023	$2,886,223

NOTE 11 - INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2023	2022
Raw material	$6,248,888	$6,551,450
Work-in-progress	4,061,146	4,114,550
Finished goods and finished goods on consignment*	51,241,234	29,809,366
Inventories	$61,551,268	$40,475,366

*	As of December 31, 2023, approximately $50.5 million of finished goods and finished goods on consignment of off-roads and EVs held by SC Autosports were pledged as collateral for the $2,000,000 short-term loan.

NOTE 12 - NOTES RECEIVABLE

Notes receivable are summarized as follows:

	December 31,		December 31,
	2023		2022
Notes receivable as below:
Bank acceptance notes	$-		$434,461
Commercial acceptance notes	124,473,111	*	-
Notes receivable	$124,473,111		$434,461

*	As of December 31, 2023, there was $124,473,111 notes receivable from unrelated parties, among which $60.8 million was due on January 3, 2024 and $63.7 million was due on January 5, 2024. By end of January 2024, $124,473,111 notes receivable was wholly settled with cash collection subsequently.

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
At cost:
Buildings(1)	$61,964,058	$49,239,626
Machinery and equipment(2)	74,520,599	77,845,979
Office equipment	1,474,944	1,528,135
Motor vehicles and other transport equipment	695,383	1,810,825
Molds and others	13,011,196	10,983,573
	151,666,180	141,408,138
Less : Accumulated depreciation	(52,862,408)	(44,239,385)
Property, plant and equipment, net	$98,803,772	$97,168,753

The Company’s Jinhua factory completed the relocation to a new industrial park in April 2021. The new location covers an area of more than 58,000 square meters and a construction area of more than 96,000 square meters. The Company’s off-road vehicles, EV battery packs, electric scooters battery packs, smart battery swap system and some EV parts are manufactured in the Jinhua factory. The Company’s Jinhua factory owns the above production facilities. The  Company’s  EV products, EV parts and electrical off-road vehicles, including Neighborhood EVs (“NEVs”), pure electric utility vehicles (“UTV”), pure electric golf cart and EV parts are manufactured in the Hainan factory. The Company’s Hainan factory expects to have production capacity with an annual output (three shifts) of 100,000 units of various models of EV products, EV parts and electrical off-road vehicles and owns the above facilities. As of December 31, 2023, the Hainan factory has passed the completion acceptance inspection.

Depreciation expenses for the years ended December 31, 2023 and 2022 were $10,141,120 and $10,165,138, respectively.

(1)	As of December 31, 2023, approximately $12.4 million of buildings held by Kandi Investment were pledged as collateral for the $8,178,574 long-term loan.

(2)	As of December 31, 2023, machinery and equipment with carrying value totaling approximately $24.2 million were pledged to banks as collateral for credit limits and loans.

NOTE 14 - INTANGIBLE ASSETS

Intangible assets include acquired other intangibles of trade name, customer relations, patent and technology recorded at estimated fair values in accordance with purchase accounting guidelines for acquisitions.

The following table provides the gross carrying value and accumulated amortization for each major class of our intangible assets, other than goodwill:

	Remaining	December 31,	December 31,
	useful life	2023	2022
Cost:
Patent	1.5-3.17 years	$4,818,262	4,938,765
Technology	3-5 years	9,759,823	10,003,915
Customer relation	2.92 years	1,030,000	-
		15,608,085	14,942,680
Less : Accumulated amortization
Patent		$(3,281,463)	(2,744,024)
Technology		(2,391,950)	(1,573,079)
Customer relation		(28,611)	-
		(5,702,024)	(4,317,103)
Less : Accumulated impairment for intangible assets		(3,510,236)	(2,631,465)
Intangible assets, net		$6,395,825	$7,994,112

The aggregate amortization expenses for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and Comprehensive Income and were $1,489,657 and $1,965,490 for the year ended December 31, 2023 and 2022, respectively.

Amortization expenses for the next five years and thereafter are as follows:

Years ended December 31,
2024	$1,718,689
2025	1,657,930
2026	1,426,023
2027	820,390
2028	772,793
Thereafter	-
Total	$6,395,825

NOTE 15 - LAND USE RIGHTS

The Company’s land use rights consist of the following:

	December 31,	December 31,
	2023	2022
Cost of land use rights	$3,716,267	$3,809,211
Less: Accumulated amortization	(961,825)	(899,261)
Land use rights, net	$2,754,442	$2,909,950

The amortization expense for the years ended December 31, 2023 and 2022 were $84,471 and $88,794, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years ended December 31,
2024	$84,471
2025	84,471
2026	84,471
2027	84,471
2028	84,471
Thereafter	2,332,087
Total	$2,754,442

NOTE 16 - OTHER LONG-TERM ASSETS

	December 31,	December 31,
	2023	2022
Prepayments for land use right (i)	$3,738,418	3,917,226
Right - of - use asset (ii)	5,889,690	6,383,824
Others	365,022	329,861
Total other long-term asset	$9,993,130	$10,630,911

(i)	As of December 31, 2023 and December 31, 2022, the Company’s other long term assets included net value of prepayments for land use right of Hainan facility of $3,738,418 and $3,917,226, respectively. As of December 31, 2023, the land use right of Hainan was not recognized since the land certificate is still in process. The amortization expense for the year ended December 31, 2023 and 2022 were $83,196 and $87,453, respectively.

(ii)	As of December 31, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets in other long term assets included net value of land use right of Jinhua facility acquired in October 2020 and Jiangxi facility acquired in October 2021 of $5,443,448 and $5,697,720, respectively, as well as the amount of $446,242 and $686,104 related to the lease of Hangzhou office starting January 1, 2022. The amortization expense of land use right of Jinhua facility and Jiangxi facility for the year ended December 31, 2023 and 2022 were $115,204 and $121,099, respectively.

NOTE 17 - TAXES

(a)	Corporation Income Tax

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable corporate income tax (“CIT”) rate is 25%. However, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan qualify as High and New Technology Enterprise (“HNTE”) companies in the PRC, and are entitled to a reduced income tax rate of 15% for the years presented. An HNTE Certificate is valid for three years. An entity may renew its HNTE certificate when the prior certificate expires. Historically, Zhejiang Kandi Technologies, Kandi Smart Battery Swap, Jiangxi Huiyi and Kandi Hainan have successfully renewed for such certificates when their prior certificates expired. Additionally, Hainan Kandi Holding also has an income tax rate of 15% due to its local preferred tax rate in Hainan Free Trade Port. The applicable CIT rate of each of the Company’s other PRC subsidiaries, Kandi New Energy, Yongkang Scrou, China Battery Exchange and its subsidiaries is 25%.

The Company’s provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, management makes a cumulative adjustment. For 2023, the Company’s effective tax rate is favorably affected by a super-deduction for qualified research and development costs in China and adversely affected by non-deductible expenses such as stock rewards for non-US employees, add back of GILTI income and part of entertainment expenses. The Company records valuation allowances against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. After combining research and development tax credits of 25% on certain qualified research and development expenses, the Company’s effective tax rate for December 31, 2023 and 2022 was a tax expense of 51.92% on a reported income before taxes of approximately $3.5 million and a tax benefit of 3.65% on a reported loss before taxes of approximately $13.3 million, respectively. The effective tax rates for each of the periods mentioned above are disclosed in the summary table of income tax expenses for December 31, 2023 and 2022.

Under ASC 740 guidance relating to uncertain tax positions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023, the Company did not have any liability for unrecognized tax benefits. The Company files income tax returns with the U.S. Internal Revenue Services (“IRS”) and those states where the Company has operations. The Company is subject to U.S. federal or state income tax examinations by the IRS and relevant state tax authorities. During the periods open to examination, the Company has net operating loss carry forwards (“NOLs”) for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2023, the Company was not aware of any pending income tax examinations by U.S. or PRC tax authorities. The Company records interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

Income tax expenses (benefit) for the year ended December 31, 2023 and 2022 are summarized as follows:

	For Year Ended
	December 31,
	2023	2022
Current:
Provision for CIT	$1,599,668	$(26,465)
Deferred:
Provision for CIT	203,236	(461,045)
Income tax expense (benefit)	$1,802,904	$(487,510)

The reconciliation of taxes at the PRC statutory rate (25% in 2023 and 2022) to our provision for income taxes for the years ended December 31, 2023 and 2022 was as follows:

	For Year Ended
	December 31,
	2023	2022
Expected taxation at PRC statutory tax rate	$1,885,374	$(3,334,633)
Effect of differing tax rates in different jurisdictions	650,434	(81,257)
Effect of PRC preferential tax rates	(2,471,114)	790,053
Non-taxable income	(898,290)	(1,984,855)
Non-deductible expenses	3,830,387	2,315,146
Research and development super-deduction	(1,516,020)	(1,672,428)
Over-accrued EIT for previous years	(431)	(538,545)
Addition to valuation allowance	467,366	2,800,862
Foreign tax credit	(70,708)	(84,045)
Other (including intercompany transaction )	(74,094)	1,302,192
Income tax expense (benefit)	$1,802,904	$(487,510)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$6,388,121	$6,759,952
Loss carried forward	9,412,846	8,547,725
Total deferred tax assets	15,800,967	15,307,677
Deferred tax liabilities:
Expense	(345,033)	(212,143)
Tangible	(218,406)	(207,905)
Intangible	(763,627)	(1,146,339)
Revenue	(1,222,344)	(426,504)
Total deferred tax liability	(2,549,410)	(1,992,891)
Net deferred tax assets	$13,251,557	$13,314,786
less: valuation allowance	(13,400,638)	(13,260,631)
Net deferred tax (liabilities) assets, net of valuation allowance	$(149,081)	$54,155

The tax effected aggregate Net Operating Loss (“NOL”) was $9.4 million and $8.5 million in tax year 2023 and 2022, which were deriving from entities in the PRC and Hong Kong. Some of the NOLs will start to expire from 2026 if they are not used. The cumulative NOL in the PRC can be carried forward for five years in general, and ten years for entities qualify High and New Technology Enterprise (“HNTE”) treatment, which is $0.7 million and $8.6 million respectfully, to offset future net profits for income tax purposes.

The Company recorded valuation allowances of $13.4 million as of December 31, 2023, against the deferred tax assets associated with losses and other timing differences for which we may not realize a related tax benefit. Tax benefit of operating loss is evaluated on an ongoing basis including a review of historical and projected future operating results, the eligible carry forward period, and available tax planning strategies.

Income (loss) before income taxes from PRC and non-PRC sources for the year ended December 31, 2023 and 2022 are summarized as follows:

	For Year Ended
	December 31,
	2023	2022
Income (loss) before income taxes consists of:
PRC	$23,550,796	$(10,448,802)
Non-PRC	(20,078,125)	(2,889,732)
Total	$3,472,671	$(13,338,534)

Net change in the valuation allowance of deferred tax assets are summarized as follows:

Net change of valuation allowance of Deferred tax assets
Balance at December 31,2022	$13,260,631
Additions-change to tax expense	467,366
Prior year true up	(5,478)
Exchange rate difference	(321,881)
Balance at December 31,2023	$13,400,638

(b)	Tax Holiday Effect

For the year ended December 31, 2023 and 2022, the PRC CIT rate was 25%. Certain subsidiaries of the Company are entitled to tax exemptions (tax holidays) for the years ended December 31, 2023 and 2022.

The combined effects of income tax expense exemptions and reductions available to the Company for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31,
	2023	2022
Tax benefit (holiday) credit	$2,421,539	$1,202,615
Basic net income per share effect	$0.03	$0.02

NOTE 18 - LEASES AND RIGHT-OF-USE-ASSETS

During October 2020, land use right of gross value of $3.5 million was acquired from the government as the new site of Jinhua Facility’s relocation as per the Repurchase Agreement. On October 31, 2021, the Company acquired $2.8 million of land use rights through the acquisition of Jiangxi Huiyi. This land use rights was wholly prepaid.

The Company has entered into a lease for Hangzhou office, with a term of 48 months from January 1, 2022 to December 31, 2025. The Company recorded operating lease assets and operating lease liabilities on January 1, 2022, with a remaining lease term of 48 months and discount rate of 3.70%. The annual lease payment for 2022 was prepaid as of January 1, 2022. As of December 31, 2023, the Company has paid the lease amount of both year 2022 and 2023 totaling $490,198.

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

As of December 31, 2023, the Company’s operating lease right-of-use assets (grouped in other long-term assets on the balance sheet) was $5,889,690 and lease liability was $445,948 (grouped in other current liabilities and other long-term liabilities on the balance sheet). For the years ended December 31, 2023 and 2022, the Company’s operating lease expense were $338,233 and $355,541, respectively.

Supplemental information related to operating leases was as follows:

	Year Ended
	December 31,
	2023	2022
Cash payments for operating leases	$338,233	$355,541

Maturities of lease liabilities as of December 31, 2023 were as follow:

Maturity of Lease Liabilities:	Lease payable
Years ended December 31,
2024	$218,924
2025	227,024

NOTE 19 - CONTINGENT CONSIDERATION LIABILITY

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

On November 30, 2023, SC Autosports acquired Northern Group, Inc. (“NGI”), a Wisconsin company, please refer to Note 25 – Acquisitions for more details.

On July 12, 2023, pursuant to the Equity Transfer Agreement, the Company issued a total of 3,951,368 shares of restrictive stock to sole shareholder of NGI, which are being held in escrow with certain escrow restrictions, to be released contingent upon the achievement of certain agreed-upon milestones during the escrow period.

The Company recorded contingent consideration liability of the estimated fair value of the contingent consideration the Company currently expects to pay to the Transferors for the achievement of the milestones. The fair value of the contingent consideration liability associated with remaining shares of restrictive common stock was estimated by using the Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s consolidated statements of income.

As of December 31, 2023 and December 31, 2022, the Company’s contingent consideration liability was $2,693,000 and $1,803,000, respectively.

Details of the contingent consideration liability as of December 31, 2023 and December 31, 2022 were as follow:

	December 31,	December 31,
	2023	2022
Contingent consideration liability to former members of Jiangxi Huiyi	$-	1,803,000
Contingent consideration liability to former members of NGI	2,693,000	-
Total contingent consideration liability	$2,693,000	$1,803,000

NOTE 20 - COMMON SHARES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 21, 2023, the board of directors had authorized the repurchase of up to $30 million worth of the Company’s common stock in open market transactions or in privately negotiated transactions. As of December 31, 2023, the Company had repurchased a total of 184,566 common shares at an average stock price of $2.75 per share under the repurchase plan.

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

For the year ended December 31, 2023, the Company recognized $1,083,000 of expenses for stock issued to the Consultant, respectively.

On November 30, 2023, SC Autosports acquired NGI, a Wisconsin incorporated company, please refer to Note 25 – Acquisition for more details.

NOTE 21 - STOCK OPTIONS

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

The following is a summary of the stock option activities of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	900,000	$9.72
Granted	5,000,000	2.07
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2022	5,900,000	$3.24
Granted	68,019	3.96
Exercised	(1,666,661)	2.07
Cancelled	-	-
Forfeited	-	-
Outstanding as of December 31, 2023	4,301,358	$3.70

The fair value of each of the 900,000 options issued to the employees and directors on May 29, 2015 is $8.16 per share option. The fair value of each of the 5,000,000 options issued to the employees on September 7, 2022 is $1.34 per share. The fair value of each of the 68,019 options issued to the employees on July1, 2023 is $2.54 per share.

There were $3,476,058 and $1,231,566 in stock compensation expenses associated with stock options booked for the years ended December 31, 2023 and 2022, respectively.

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

On September 18, 2023, the Company issued a total of 5,957,811 Restricted Shares under the 2008 Plan but have not been vested to the relevant members of the project management team. For the year ended December 31, 2023, the Annual Net Profit Target of the Crossover Project was met. Accordingly, 1,985,937 shares of Kandi’s restricted common stock will be vested to the Receiving Party.

For the years ended December 31, 2023 and 2022, the Company recognized $6,500,743 and $694,810 of employee stock award expenses for stock compensation and annual incentive award under the 2008 Plan paid to Board members, management under General and Administrative Expenses, respectively.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Guarantees for bank loans

On March 15, 2013, the Company entered into a guarantee contract to serve as the guarantor of Nanlong Group Co., Ltd. (“NGCL”) for NGCL’s $2,828,934 (RMB 20 million) loan from Shanghai Pudong Development Bank Jinhua Branch, for a term from March 15, 2013 to March 15, 2016. NGCL is not related to the Company. Under this guarantee contract, the Company agreed to assume joint liability as the loan guarantor. In April 2017, Shanghai Pudong Development Bank filed a lawsuit against NGCL, the Company and ten other parties in Zhejiang Province People’s Court in Yongkang City, alleging NGCL defaulted on a bank loan borrowed from Shanghai Pudong Development Bank for a principal amount of approximately $2.9 million and demanded that the guarantor bear the liability for compensation. On May 27, 2017, a judicial mediation took place in Yongkang City and parties reached a settlement in mediation, in which the plaintiff agreed NGCL would repay the loan principal and interest in installments. The settlement was executed starting from May 2019. If there were an event of default that NGCL could not repay the loan, the Company may be obligated to bear the liability of defaulted amount. According to the current financial situation of NGCL, the Company does not expect it will incur any losses in connection with this matter.

(2) Pledged collateral for bank loans for which the parties other than the Company are the borrowers.

As of December 31, 2023 and December 31, 2022, none of the Company’s land use rights or plants and equipment were pledged as collateral securing bank loans for which the parties other than the Company are the borrowers.

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

On September 21, 2023, the SEC filed a settled administrative order (the “Order”) against Kandi alleging violations of certain provisions of the United States’ securities laws. The Order sets forth certain findings, which the Company neither admits nor denies, regarding statements the Company made in its periodic filings and press releases that issued during the years 2020 and 2019. These statements concerned the Company’s then plans to sell highway passenger electric vehicles in the United States. Pursuant to the Order, the Company agreed to settle and completed the payment of the settlement of $710,000 by September 30, 2023.

NOTE 24 - SEGMENT REPORTING

The Company has one operating segment. The Company’s revenue and long-lived assets are primarily derived from and located in China and U.S. The Company does not have manufacturing operations outside of China.

The following table sets forth disaggregation of revenue:

	Year Ended December 31
	2023	2022
	Sales Revenue	Sales Revenue
Primary geographical markets
U.S. and other countries/areas	$93,979,363	$65,871,112
China	29,619,869	51,941,937
Total	$123,599,232	$117,813,049

Major products and Services
EV parts	$5,807,973	$8,964,094
EV products	1,214,786	7,926,233
Off-road vehicles and associated parts	106,983,891	70,622,278
Electric Scooters, Electric Self-Balancing Scooters and associated parts	683,952	4,616,683
Battery exchange equipment and Battery exchange service	674,927	1,691,486
Lithium-ion cells	7,994,227	23,992,275
Commission income	239,476	-
Total	$123,599,232	$117,813,049

Timing of revenue recognition
Products transferred at a point in time	$123,359,756	$117,813,049
Sales transactions completed at a point in time	239,476	-
Total	$123,599,232	$117,813,049

NOTE 25 - ACQUISITIONS

Acquisition of Northern Group Inc.

NGI, a Wisconsin incorporated company that was founded in 2000, has extensive sales experience and sales channels in the United States rooted in wholesale, retail, supply chain and analytics solutions, including more than 20 team members, 16 major retailers and 20 suppliers and brands.

On November 30, 2023, the Company, through SC Autosports, completed the acquisition of NGI pursuant to certain equity transfer agreement SC Autosports entered into with the owner of NGI to acquire 100% equity of NGI. The Company acquired all the equity interests of NGI for a purchase price of $13 million, in form of the Company’s restricted shares to the Transferors.  The Company shall issue a total of 3,951,368 restricted shares (which is calculated as the Transfer Value divided by the average closing price of the Company’s stock for the twenty trading days prior to June 1, 2023, i.e., $3.29 per share) of common stock, par value $0.001 (the “KNDI Stock”) of the Company to the Transferor, holding in escrow pending the satisfaction of the Profit Targets agreed upon.

On July 12, 2023, pursuant to the Equity Transfer Agreement, the Company issued a total of 3,951,368 shares of restrictive stock to sole shareholder of NGI, which are being held in escrow with certain escrow restrictions, to be released contingent upon the achievement of certain agreed-upon milestones during the escrow period.

Pursuant to the terms of the Equity Transfer Agreement and the Supplementary Agreement, dated as of March 12, 2024, the escrow restrictions on the KNDI Stock shall be removed sequentially based on the following conditions: 1) when NGI achieves pretax income of $4.6 million or more (“Profit Target I”) during the period from December 1, 2023 to November 30, 2024, 2,431,612 shares of KNDI Stock Transferor holds shall be fully vested by removing the escrow restriction. Notwithstanding the above, the Transferor, on December 31, 2023, can apply for vesting certain number of shares, but no more than 1,418,440 shares, with its value equal to the actual amount of pre-tax income achieved hereinunder (for example: if the pre-tax income is $3.5 million, 1,063,830 shares (3,500,000/3.29=1,063,830) shall be fully vested and without escrow restriction); 2) when NGI achieves pretax income of $5.25 million or more (“Profit Target II”) during the period from December 1, 2024 to November 30, 2025, 759,878 shares of KNDI Stock Transferor holds shall be fully vested by removing its escrow restriction; and 3) when NGI achieves pretax income of $6 million or more (“Profit Target III”, collectively with Profit Target I, and Profit Target II, “Profit Targets”) during the period from December 1, 2025 to November 30, 2026, 759,878 shares of KNDI Stock Transferor holds shall be fully vested by removing the escrow restriction. If NGI fails to reach any of the Profit Targets in any period as mentioned above, the number of KNDI Stock to be removed escrow restriction in that period shall be adjusted based on the percentage of the actual achieved pretax income. If there is any loss incurred in that period, the Transferor shall assume the loss.

As of the acquisition date, the Company recorded a contingent consideration liability of approximately $2.7 million, representing the estimated fair value of the contingent consideration the Company currently expects to pay to the NGI Transferors upon the achievement of certain Profit Targets aforementioned. The fair value of the contingent consideration liability associated with 3,951,368 shares of restrictive common stock was estimated by using Monte Carlo simulation method, which took into account all possible scenarios. This fair value measurement is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurement and Disclosures. In accordance with ASC Topic 805, Business Combinations, the Company will re-measure this liability each reporting period and record changes in the fair value through a separate line item within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The components of the preliminary purchase price as of the acquisition date for NGI are as follows:

NGI
Fair value of contingent consideration	$2,693,000
Total	$2,693,000

The Company accounted for the acquisition as business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

NGI
Goodwill	$1,139,438
Amortizable intangible assets	1,030,000
Other net assets	523,562
Total	$2,693,000

Transaction costs of $45,267 associated with the acquisition were expensed as incurred through general and administrative expenses in the statement of income in 2023.

The Company allocated the preliminary purchase price to specific intangible asset categories as of the acquisition date for NGI as follows:

	Amount Assigned	Estimated useful life (in years)
Amortizable intangible assets:
Customer relation	$1,030,000	3

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

The Company recorded the excess of the purchase price over the estimated fair values of the identified assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due to primarily to revenue and earnings projections associated with NGI’s future operations, as well as synergies expected to be gained from the integration of the business into the Company’s existed operations.

The Company’s condensed consolidated financial statements included approximately $0.2 million of revenue and approximately $6,641 of operating income related to the operating results for NGI from its date of acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Kandi and the Acquired Business as if the acquisition had occurred as of January 1, 2023. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2023. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operation results of Kandi. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from acquisition. For the year ended December 31, 2023, the unaudited pro forma combined statements of income information consists of the revenue with $127,578,305, loss from operations with $12,544,014 and net income with $2,177,924.

NOTE 26 - SUBSEQUENT EVENT

During January and February of 2024, the Company had repurchased a total of 540,362 common shares at an average stock price of $2.74 per share under the repurchase plan.

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

The Company has evaluated, under the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2023. Based on our evaluation, we concluded that the Company’s disclosure controls were effective as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2023, the last day of our fiscal year of 2023. This assessment was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 (the “2013 COSO Framework”) and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on management’s evaluation under the 2013 COSO Framework, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2023 based on those criteria.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, ARK Pro CPA & Co, has audited the effectiveness of our ICFR as of December 31, 2023 as stated in their report which is attached to the auditors’ reports included under item 8 of this report.

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

Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 10, 2024:

Name	Age	Position	Served From
Hu Xiaoming	67	Chairman of the Board	June 2007
Lim Jehn Ming	41	Chief Financial Officer	May 2020
Chen Liming (1),(2),(3)	87	Director (Independent)	May 2012
Lin Yi (2),(3)	71	Director (Independent)	May 2017
Jerry Lewin (1)	69	Director (Independent)	November 2010
Henry Yu (1),(2),(3)	70	Director (Independent)	July 2011
Dong Xueqin (4)	42	Chief Executive Officer, President, Director	December 2021
Wang Lin	35	Director	December 2019

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee
(4)	Dr. Dong Xueqin has been appointed to be the Chief Executive Officer of the Company effective January 10, 2023.

Business Experience of Directors and Executive Officers

Biographical Information

Hu Xiaoming was appointed as our Chief Executive Officer, President and Chairman of the Board in June 2007. Prior to joining the Company, from October 2003 to April 2005, Mr. Hu served as the Project Manager (Chief Scientist) in the WX Pure Electric Vehicle Development Important Project of Electro-vehicle in the State 863 Plan. From October 1984 to March 2003, Mr. Hu served as: (i) Factory Director of the Yongkang Instrument Factory, (ii) Factory Director of the Yongkang Mini Car Factory, (iii) Chairman and General Manager of the Yongkang Vehicle Company, (iv) General Manager of the Wan Xiang Electric Vehicle Developing Center and (v) the General Manager of the Wan Xiang Battery Company. Mr. Hu personally owned four invention patents and seven utility model patents, which he transferred to the Company in fiscal year 2012. He resigned to be our Chief Executive Officer and President effective January 9, 2023. Mr. Hu remains being Chairman of the Board.

Dong Xueqin was appointed as our Chief Executive Officer and President effective January 10, 2023. Mr. Dong has served as a director of the Company since December 2021. He received a Doctor Engineering degree in Vehicle Engineering from Shanghai Tongji University. Dr. Dong has rich practical experience and extensive knowledge and expertise in the fields of automotive engineering, automotive safety and others. He has successively served as the General Manager of Jiangsu Xingchi Electric Power Technology Co., Ltd, the Deputy General Manager of Jiangsu Yixing Vehicles Co., Ltd, the General Manager of Yijue Automobile (Shanghai) Co., Ltd, the Deputy General Manager of business department of Automobile Design and Research Institute Co., Ltd. of Shanghai Tongji University, and the R & D Engineer of Jiangling Automobile Co., Ltd. In addition, Mr. Dong has also participated in multiple technology R & D projects, including the research and development of Class AO small urban pure electric vehicle, and test, evaluation and standard technology related to whole electric vehicle and its parts as well as infrastructures in the “863” Project of China Ministry of Science and Technology; safety technology of electric vehicles in typical crash mode in the Project of Shanghai Bureau of Quality and Technical Supervision; and so on. Furthermore, he has published 11 papers on automobile and electric vehicle engineering technology. Mr. Dong also owns 18 utility model patents, 2 invention patents and 1 appearance design patent.

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

Board Diversity Matrix (As of March 10, 2024)

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

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and beneficial owners of greater than ten percent (10%) of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during fiscal year 2023, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: (i) Hu Xiaoming, Wang Lin and Dong Xueqin did not timely file there Form 4s after being granted 50,000, 2,000 and 20,000 shares on June 15, 2023, respectively, their Form 4s have been filed on July 13, 2023; (ii) Henry Yu did not timely file Form 4s after being granted 5,000 shares and 5,000 shares on February 2, 2023 August 1, 2023. (iii) Jerry Lewin did not timely file Form 4s after being granted 5,000 shares and 5,000 shares on February 2, 2023 and August 1, 2023.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2023 and 2022, by the individuals who served as our Chief Executive Officer and Chief Financial Officer during any part of fiscal year 2023 or any other executive officer with total compensation in excess of $100,000 during fiscal year 2023. The individuals listed in the table below are referred to as the “named executive officers”.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(4)	($)	($)	($)	($)	($)
Hu Xiaoming (1)	2023	$51,522	-	$156,500	-	-	-	-	$208,022
Chairman of the Board	2022	$53,505	-	$122,500	-	-	-	-	$176,005

Dong Xueqin (2)
CEO and President	2023	$70,694	-	$59,600	-	-	-	-	$130,294

Lim Jehn Ming (3)	2023	$120,000	-	$26,870	-	-	-	-	$146,870
CFO	2022	$120,000	-	$18,540	-	-	-	-	$138,540

(1)	Mr. Hu was appointed as CEO and President of the Company on June 29, 2007. He resigned to be CEO and President of the Company effective January 9, 2023.
(2)	Dr. Dong Xueqin has been appointed to be the Chief Executive Officer of the Company effective January 10, 2023. He has served as a director of the Company since December 2021.
(3)	Mr. Lim was appointed as the Company’s CFO, effective May 15, 2020.
(4)	The amounts in this column reflect the aggregate grant date fair value under FASB ASC Topic 718 of awards made during the respective year.

Salary and Incentive Compensation

In fiscal 2023, the primary components of our executive compensation programs were base salary and equity compensation.

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

On May 29, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 4,900,000 shares of common stock at an exercise price of $9.72 per share to the Company’s senior executives. The stock options will vest ratably over three years and expire on the tenth anniversary of the grant date. As of December 31, 2023, 3,000,000 shares have been exercised, and 1,000,000 shares have been forfeited.

On September 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $2.07 per share, to the Company’s senior employees. The stock options will vest ratably over three years on October 7, 2023, October 7, 2024 and October 7, 2025, respectively, and expire on the tenth anniversary of the grant date. As of December 31, 2023, 1,666,661 shares have been exercised.

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

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information regarding all unexercised, outstanding equity awards held, as of December 31, 2023, by those individuals who served as our named executive officers during any part of fiscal year 2023.

Name	Number of Securities underlying Unexercised Exercisable	Number of Securities underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hu Xiaoming	$900,000	$-	$-	$9.72	5/28/2025	$-	$-	$-	$-

(1)	The grant date fair value of each share of common stock option is $9.72, calculated in accordance with FASB Topic 718.

Employment Agreements

Zhejiang Kandi Technologies has a five-year-term employment agreement with Mr. Hu, expiring June 9, 2028. The agreement provides an annual salary for Mr. Hu with bonuses to be decided at the discretion of our Board at the year end. Such employment agreement is filed as Exhibit 10.2 herein.

On May 15, 2023, the Company and Mr. Lim entered into a three-year-term employment agreement, pursuant to which Mr. Lim shall receive an annual salary in the amount of $120,000. He will also receive 10,000 shares of the common stock under the Company’s 2008 Omnibus Long-Term Incentive Plan, which shall be issuable evenly on each six-month anniversary hereof or as otherwise determined by the Board of Directors. Such employment agreement is filed as Exhibit 10.31 herein.

On January 10, 2023, the Company and Dr. Dong entered into a three-year-term employment agreement, pursuant to which Dr. Dong shall receive an annual salary in the amount of RMB500,000 (approximately $70,000). He will also receive 20,000 shares of the common stock under the Company’s 2008 Omnibus Long-Term Incentive Plan. Such employment agreement is filed as Exhibit 10.30 herein.

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

Director Compensation (excluding Named Executive Officers)

The following table sets forth certain information regarding the compensation earned by or awarded during the 2023 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Yi	$8,483	-	-	-	-	-	$8,483

Henry Yu	$24,000	18,100	-	-	-	-	$42,100

Jerry Lewin	$24,000	26,500	-	-	-	-	$50,500

Chen Liming	$8,483	-	-	-	-	-	$8,483

Wang Lin	$32,519	6,260	-	-	-	-	$38,779

Dong Xueqin	$57,969	59,600	-	-	-	-	$117,569

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards granted to our non-named executive officer directors during the fiscal year ended December 31, 2023, in accordance with ASC Topic 718. In connection with his appointment to the Board of Directors in July 2011, the Board of Directors authorized the Company to issue to Mr. Yu 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $1.81 per share. Similarly, in August 2011, the Board of Directors authorized the Company to issue to Mr. Lewin 5,000 shares of Company’s restricted common stock every six months, par value $0.001. The closing stock price at the grant date is $2.65 per share. As of December 31, 2023, 120,000 shares of restricted common stock had been issued to Mr. Lewin and Mr. Yu, respectively.
(2)	In setting director compensation, we consider the significant amount of time that directors spend fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Certain directors receive a monthly fee as follows: (i) Lin Yi receives a monthly fee of RMB5,000 (approximately $740) starting May 2017; (ii) Jerry Lewin receives a monthly fee of $2,000; (iii) Henry Yu receives a monthly fee of $2,000; and (iv) Chen Liming receives a monthly fee of RMB 5,000 (approximately $740) starting 2014.

The aggregate number of stock options and restricted shares outstanding, as of December 31, 2023, for each of the non-named executive officer directors were as follows:

Name	Options	Restricted stock
Henry Yu	0	120,000	(1)
Chen Liming	0	0
Lin Yi	0	0
Jerry Lewin	0	120,000
Wang Lin	0	0
Dong Xueqin	0	0

(1)	Besides the 120,000 shares of restricted common stock, Mr. Yu owns additional 23,510 shares of the Company’s common stock that he purchased from the open market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 8, 2024, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The applicable percentages of ownership are based on an aggregate of 87,358,234 shares of our Common Stock outstanding on March 8, 2024. Unless indicated otherwise, the mailing address of each beneficial owner is Jinhua New Energy Vehicle Town, Jinhua City, Zhejiang Province, China 321016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Common Stock	Hu Xiaoming	14,426,481	(1)	16.51%
Common Stock	Jehn Ming Lim	1,500		*
Common Stock	Henry Yu	148,510		*
Common Stock	Jerry Lewin	125,000		*
Common Stock	Chen Liming	-		-
Common Stock	Lin Yi	-		-
Common Stock	Dong Xueqin	20,000		-
Common Stock	Wang Lin	11,000		*
All officers and directors		14,732,491		16.86%
Other 5% Stockholders:
Common Stock	Excelvantage Group Limited(3)	12,821,404	(2)	14.68%

*	Less than 1%

(1)	Includes (i) 1,605,077 shares owned directly by Mr. Hu, (ii) 12,821,404 shares owned by Excelvantage Group Limited. As reflected in footnote 2, Mr. Hu may be deemed to be the beneficial owner of these shares.

(2)	On March 29, 2010, Hu Xiaoming, our Chairman of the Board of Directors, previous Chief Executive Officer, and President, became the sole stockholder of Excelvantage Group Limited. Through his position as the sole stockholder in Excelvantage Group Limited, Mr. Hu has the power to dispose of or direct the disposition of the shares of the common stock in Excelvantage Limited Group. As a result, Mr. Hu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.
(3)	Based solely on the Schedule 13G filed by Invesco Ltd filed with the SEC on February 10, 2022.

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

Item 14. Principal Accounting Fees and Services.

The following table represents the aggregate fees from our current and previous principal accounting firm, ARK Pro CPA & Co and Kreit & Chiu CPA LLP for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Audit Fees	$360,000	$410,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$89,071	$5,600
TOTAL FEES	$449,071	$415,600

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 29, 2007, by and among Stone Mountain Resources, Inc., Continental Development Limited and Excelvantage Group Limited. [Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007]

3.1	Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to Form SB-2 filed by the Company on April 1, 2005]

3.2	Certificate For Renewal and Revival of Charter dated May 27, 2007. [Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-3 dated June 20, 2014]

3.3	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 4.2 to the Company’s Form S-3, dated November 19, 2009; File No. 333-163222]

3.4	Certificate of Amendment of Certificate of Incorporation. [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated December 21, 2012]

3.5	Bylaws. [Incorporated by reference from Exhibit 3.2 to Form SB-2 filed by the Company on April 1, 2005]

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act. [Incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

10.1	Form of the Director Agreement [Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

10.2	Employment Agreement by and between the Company and Hu Xiaoming †

10.3	Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 24, 2008]

10.4	Amendment No. 1 to Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Exhibit A to the Company’s Definitive Schedule 14A filed on April 10, 2015]

10.5	Amendment No. 2 to Kandi Technologies, Corp. 2008 Omnibus Long-Term Incentive Plan [Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on November 16, 2018]

10.6	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.7	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Mr. Wang Xinhuo dated December 12, 2017 [Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 16, 2018]

10.8	Membership Interest Transfer Agreement of Sportsman Country, LLC by and between David Shan, Johnny Tai and Kandi Technologies Group, Inc. dated May 31, 2017 (Bilingual) [Incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2019]

10.9	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated March 21, 2019 [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019]

10.10	English translation of the land repurchase agreement for the Jinhua premise, dated as of March 10, 2020, by and between Zhejiang Kandi Technologies Group Co., Ltd. and Administrative Committee of Jinhua Economic and Technological Development Zone.* [Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 28, 2020]

10.11	Employment Agreement by and between the Company and Jehn Ming Lim dated as of May 15, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2020]

10.12	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.13	Placement Agent Agreement in connection with the Registered Direct offering closed on November 12, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020]

10.14	Form of Securities Purchase Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.15	Placement Agent Agreement in connection with the Registered Direct offering closed on November 23, 2020 [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020]

10.16	Equity Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Geely Technology Group Co., Ltd., dated February 18, 2021. [Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 30, 2021]

10.17	English Translated Version of the Transfer Agreement Between Mr. Hu and Zhejiang Kandi Technologies Group Co., Ltd. Regarding the 50% Equity Interests Transfer in the VIE Dated March 7, 2022. [Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 15, 2022]

10.18	English Translation of the Share Transfer Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

10.19	English Translation of the Supplementary Agreement by and between Zhejiang Kandi Technologies Group Co., Ltd. and Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd. dated July 13, 2021. [Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2021]

10.20	English Translation of the Equity Incentive Agreement by and among the Company and certain receiving parties, dated March 13, 2023. [Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 16, 2023]

10.21	Equity Transfer Agreement by and between SC Autosports, LLC and Olen Rice. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023]

10.22	English Translation of the Agreement on Termination of the Make Good Shares by and between Zhejiang Kandi Technologies Group Co., Ltd and the Former Shareholders of Jiangxi Province Huiyi New Energy Co., Ltd dated August 3, 2023. [Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023]

10.23	Supplementary Agreement to Equity Incentive Agreement on Project of Crossover Golf Carts by and between Kandi Technologies Group, Inc. and Project Management Team of Kandi Electric Vehicles (Hainan) Co., Ltd. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023]

10.24	Employment Agreement between the Company and Dong Xueqin. †

10.25	Employment Agreement between the Company and Jehn Ming Lim †

10.26	Supplementary Agreement to the Equity Transfer Agreement of Northern Group, Inc. by and between SC Autosports, LLC And Olen Rice †

14.1	Code of Business Conduct and Ethics. [Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015]

21.1	List of Subsidiaries †

23.1	Consent of ARK Pro CPA & Co. †

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. †

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

97.1	Compensation Recovery Policy of Kandi Technologies Group, Inc. †

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Exhibits filed herewith.

*	Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANDI TECHNOLOGIES GROUP, INC.

March 14, 2024	By:	/s/ Dong Xueqin
Dong Xueqin
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dong Xueqin	President and Chief Executive Officer	March 14, 2024
Dong Xueqin	(Principal Executive Officer) & Director

/s/ Jehn Ming Lim	Chief Financial Officer	March 14, 2024
Jehn Ming Lim	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Hu Xiaoming	Chairman of the Board	March 14, 2024
Hu Xiaoming

/s/ Chen Liming	Director	March 14, 2024
Chen Liming

/s/ Lin Yi	Director	March 14, 2024
Lin Yi

/s/ Jerry Lewin	Director	March 14, 2024
Jerry Lewin

/s/ Henry Yu	Director	March 14, 2024
Henry Yu

/s/ Wang Lin	Director	March 14, 2024
Wang Lin